Form 10-Q
period 1996-03-31
HALSEY DRUG CO INC/NEW
filed 1996-05-15
CIK 786947

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

(MARK ONE)

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ----    EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 1996

                                            OR

___     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

                         COMMISSION FILE NUMBER 1-10113

                             HALSEY DRUG CO., INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

           New York                                       11-0853640
- - --------------------------------------------------------------------------------
    (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


1827 Pacific Street
Brooklyn, New York                                        11233
- - --------------------------------------------------------------------------------
(Address of Principal executive officer)                  (Zip Code)

 (718) 467-7500
- - --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Not Applicable
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 50 days.

YES    X        NO
    -----        ------

As of May 9,1996 the registrant had 9,058,858 Shares of Common Stock, $.01 par value, outstanding.

                         HALSEY DRUG CO., & SUBSIDIARIES
                         -------------------------------

                                      INDEX
                                      -----

        PART I.  FINANCIAL INFORMATION
        ------------------------------
        Item 1. Financial Statements (Unaudited)                       Page #

               Condensed Consolidated Balance Sheets-                     3
               March 31, 1996

               Condensed Consolidated Statements of                       5
               Operations - Three months ended March 31, 1996
               and March 31, 1995

               Consolidated Statements of Cash                            6
               Flows - Three months ended March 31, 1996
               and March 31, 1995

               Consolidated Statements of Stockholders'                   7
               Equity - Three months ended March 31, 1996

               Notes to Condensed Consolidated Financial                  8
               Statements

        Item 2.  Management's Discussion and Analysis of Financial       10
               Condition and Results of Operations

        PART II.  OTHER INFORMATION

        Item 1.Legal Proceedings                                         13

        Item 2.Changes in Securities                                     13

        Item 3.Default upon Senior Securities                            13

        Item 5.Other Information                                         13

        Item 6.Exhibits and Reports on Form 8-K                          13

        SIGNATURES                                                       14

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
- - --------------------------------------------------------------------------------
                                   (UNAUDITED)

          (Amounts in thousands)                                  1996        1995

                                                                 MARCH 31  DECEMBER 31
                                                                 --------  -----------
CURRENT ASSETS

        Cash .................................................    $   250    $   353

        Accounts Receivable - trade, net of
           allowances for doubtful accounts of $221
           and $ 280 in 1996 and 1995, respectively ..........      1,531      1,689

        Inventories ..........................................      7,907      7,716

        Prepaid insurance and other current assets ...........        609        656
                                                                  -------    -------
          Total current assets ...............................     10,297     10,414

PROPERTY PLANT & EQUIPMENT, NET ..............................      7,157      7,394

LONG-TERM RECEIVABLE .........................................      1,900      1,900

OTHER ASSETS .................................................        959      1,054
                                                                  -------    -------

                                                                  $20,313    $20,762
                                                                  =======    =======


The accompanying notes are an integral part of these statements

                               HALSEY DRUG CO., INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEETS

- - ------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
   (Amounts in thousands)                                                             1996           1995
                                                                                  MARCH 31    DECEMBER 31
                                                                                  --------    -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

         Bank overdraft .....................................................    $    693     $    213
         Due to Banks .......................................................       3,395        3,395
         Current maturities of long-term debt ...............................         200          200
         Convertible Subordinated Debentures ................................       7,367        7,347
         Department of Justice settlement ...................................       2,059        2,000
         Accounts payable ...................................................       2,960        2,546
         Accrued expenses ...................................................       2,034        1,867
         Advances from minority stockholders ................................         206          206
         Income taxes payable ...............................................          13           33
- - -----------------------------------------------------------------------------    --------     --------

                    Total current liabilities ...............................      18,927       17,807

    LONG-TERM DEBT ..........................................................       2,621        2,595

    CONTINGENCIES

    STOCKHOLDERS' EQUITY (DEFICIT)

         Common stock - $.01 par value; authorized 20,000,000, shares; issued and outstanding 8,540,192 shares at March 31,1996 and 8,973,459 shares at December
             31, 1995 .......................................................          91           90

         Additional paid-in capital .........................................      14,616       14.459

         Accumulated deficit ................................................     (14,842)     (13,089)
                                                                                 --------     --------
                                                                                     (135)       1,460

         Less: Treasury stock - at cost (500,000 shares) ....................       1,100       (1,100)
                                                                                 --------     --------

                    Total stockholders' equity ..............................      (1,335)         360
                                                                                 --------     --------

                                                                                 $ 20,313     $ 20,762
                                                                                 ========     ========

The accompanying notes are an integral part of these statements

                                   HALSEY DRUG CO., INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

- - ----------------------------------------------------------------------------------------------

Amounts in thousands except per share data              For the Three months ended
                                                        --------------------------
                                                                 March 31
                                                                 --------
                                                        1996                   1995
                                                        ----                   ----
- - ----------------------------------------------------------------------------------------------
Net Sales .....................................................    $     4,166     $     6,873
Cost of goods sold ............................................          3,749           5,114
                                                                   -----------     -----------

   Gross profit ...............................................            417           1,759

Research & Development ........................................            358             156
Selling, general and administrative expenses ..................          1,377           1,538
                                                                   -----------     -----------
   (Loss)earnings from operations .............................         (1,318)          1,765

Interest expense ..............................................           (435)           (226)
Gain on the sale of assets ....................................           --             4,188
                                                                   -----------     -----------
   (Loss) earnings before income taxes ........................         (1,753)          4,027

Provision for income taxes ....................................           --               296

                                                                   -----------     -----------
Net (loss) earnings ...........................................    $    (1,753)    $     3,731
                                                                   ===========     ===========

Net (loss) earnings per common share ..........................    ($     0.22)    $       .48
                                                                   ===========     ===========

Average number of outstanding shares ..........................      7,886,101       7,859,537
                                                                   ===========     ===========

The accompanying notes are an integral part of these statements


                                     HALSEY DRUG CO., AND SUBSIDIARIES
                                     ---------------------------------

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------

                                                 (UNAUDITED)
                                                 -----------
- - ------------------------------------------------------------------------------------------------
              Amounts in thousands                                         THREE MONTHS ENDED
                                                                                MARCH 31
                                                                           1996          1995
                                                                           ----          ----
- - ------------------------------------------------------------------------------------------------
Cash flows from operating activities

 Net (loss) earnings ...........................................    $(1,753)    $ 3,731
                                                                    -------     -------
Adjustments to reconcile net (loss) earnings to net cash used in operating activities
     Depreciation and amortization .............................        533         419
     Provision for losses on accounts receivable ...............       --             6
     Gain on sale of assets ....................................       --        (4,188)
     Accrued Department of Justice interest ....................         59          30
     Deferred income taxes .....................................       --           296
     Changes in assets and liabilities
        Accounts receivable ....................................        158          58
        Inventories ............................................       (191)       (389)
        Prepaid insurance and other current assets .............         47         213
        Accounts payable .......................................        414      (1,817)
        Accrued expenses .......................................        167         (21)
        Income taxes payable ...................................        (20)        (18)
                                                                    -------     -------
        Total adjustments ......................................      1,167      (5,411)
                                                                    -------     -------

           Net cash used in operating activities ...............       (586)     (1,680)
                                                                    -------     -------
 Cash flows from investing activities

     Capital expenditures ......................................       (188)        (50)
     (Decrease)increase in other assets ........................         33          20
     Proceeds from sale of assets ..............................                  2,000
                                                                    -------     -------
        Net cash provided by investing activities ..............       (155)      1,970
                                                                    -------     -------

Cash flows from financing activities

     Payment of long term debt .................................       --        (1,064)
     Proceeds from issuance of common stock ....................        158         982
     Bank overdraft............................................         480         148
     Advances from former minority stockholder .................       --          (212)
                                                                    -------     -------
        Net cash (used in) provided by financing activities ....        638        (146)
                                                                    -------     -------
     NET INCREASE IN CASH AND CASH EQUIVALENTS .................        103         144

Cash and cash equivalents at beginning of period ...............        353          28
                                                                    -------     -------

Cash and cash equivalents at end of period .....................        250         172
                                                                    =======     =======


The accompanying notes are an integral part of these statements






                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        Three months ended March 31. 1996

Amounts in thousands except per share data

                                   (UNAUDITED)

- - ---------------------------------------------------------------------------------------------------------------------------------
                                                            Common
                                                            Stock
                                                           $.01 par           Additional                Treasury stock,
                                                             Value              Paid-In  Accumulated     at cost
                                                            Shares     Amount   Capital  Deficit     Shares  Amount    Total
                                                            ------     ------   -------  -------     ------  ------    ------
 Balance at December 31, 1995 .........................   8,973,459   $    90   $14,459  ($13,089)  500,000  $1,100  $   360

 Net earnings for the three months
   ended March 31, 1996 ...............................                                    (1,753)                    (1,753)

 Exercise of stock options ............................      13,393                  39                                   39

 Exercise of warrants .................................      53,400         1       118                                  119
                                                         ----------   -------   -------  --------   -------  ------  -------


 Balance at March 31 , 1996 ...........................   9,040,192   $    91   $14,616  ($14,842)  500,000  $1,100  ($1,235)
                                                         ==========   =======   =======  ========   =======  ======  =======

============================================================================================================================

The accompanying notes are an integral part of these statements

- - ------------------------------------------------------------------------------
                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

- - ------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                  (UNAUDITED)

NOTE 1 - Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the three months ended March 31, 1996 have been made, but the financial results for the three months period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

Note 2 -  Inventories

                                                   (Amounts in thousands)

        Inventories consists of the following:

                                       March 31, 1996         December 31, 1995
                                       --------------         -------- --- ----
          Finished Goods                   $2,585                 $2,491
          Work in Process                   1,451                  1,398
          Raw Materials                     3,871                  3,827
                                            -----                  -----
                                           $7,907                 $7,716
                                           ======                 ======

NOTE 3 - Debt

The Company's Credit Agreement with its banks expired on March 31, 1996, at which time the Company was required to repay all outstanding principal plus any accrued interest, or approximately $ 3,395,000 and $31,000 oof accrued interest. The Company has not repaid such amount and interest continues to accrue.

Borrowings under long-term debt consist of the following at March 31, 1996 and December 31, 1995.
                                                         (Amounts in thousands)
                                                         1996            1995

      Convertible subordinated promissory note         $1,422          $1,395

      Subordinated promissory note                      1,400           1,400
                                                        -----           -----
                                                        2,822           2,795
      Less current maturities                          ( 200)           (200)
                                                       ------            ----
                                                       $2,621          $2,595
                                                       ======          ======

NOTE 4 - Contingencies

        The Company currently is a defendant in several lawsuits involving product liability claims. The Company's insurance carriers have assumed the defense for all product liablility and other actions involving the Company. The final outcome of these lawsuits cannot be determined at this time, and accordingly, no adustment has been made to the consoldated financial statements.

        A lawsuit has been filed by the minority shareholders of H. R. Cenci Laboratories, Inc. ("Cenci") and Cenci Powder Products, Inc. ("Cenci Powder") against the Company and several of the officers of the Company. The lawsuit alleges that the Company has breached several representations made during the course of negotiations leading to the Company's purchase of 51% of the stock of Cenci. This action seeks unspecified compensatory damages, as well as punitive damages, rescission, specific performance, reformation and a declaration as to what amount, if any, is owed to plaintiff. The Company has retained California counsel to represent its interests. The parties have recently concluded conducting document and deposition discovery. Counsel for the Company moved for a summary judgment on April 30, 1996. At this preliminary stage the Company is unable at this time to predict with reasonable certainty the ultimate outcome of this matter with reasonable certainty and, accordingly, no provision has been made for any potential costs relating to this matter.

        The Company was named a defendent in a complaint by the Company's labor union funds which seeks sums, approximately $272,000, allegedly owed to these funds under the Company's collective bargainging agreement. In April 1996, the Company and the labor union funds agreed to settle the action which obligates the Company to remain current on its obligations and to pay portions of the alleged arreats in installments.

        In April 1996, the Company received two complaints, seeking unspecified damages, captioned Golovatskaya v. Halsey Drug Co., 96 Civ. 0662 and Petrakova
v. Halsey Drug , 96 Civ. 0660, both filed in the United States District Court for the Eastern District of New York, alleging employment discrimination and harassment against the Company. The Company has answered each of the complaints and denied the material allegations asserted against it. No discovery has taken place and the Company is unable to predict with reasonable certainty the outcome of these actions.


                           HALSEY DRUG CO.,INC. AND SUBSIDIARIES
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                   RESULTS OF OPERATIONS

- - ------------------------------------------------------------------------------------
                                                           Three months ended
                                                                 March 31
                                    -------------------------------------------------
                                                                  Percentage Change
                                                                     Year-to-Year
                                       Percentage of Net Sales    Increase (decrease)
                                                         -----             ----------

- - -------------------------------------------------------------------------------------
                                                                             1996 as
                                                                           compared to

                                                     1996         1995        1995
                                                     ----         ----        ----
                                                        %            %          %
                                                        -            -          -

Net Sales                                           100.0        100.0       (39.4)
Cost of goods sold                                   90.0         74.4       (26.7)
                                                     ----         ----

   Gross profit                                      10.0         25.6       (76.3)

Research & Development                                8.6          2.3        129.5
Selling, general and administrative expenses         33.0         22.4        (10.5)
                                                    -----         ----
   (Loss)earnings from operations                  (31.6)           .9       (100.0)

Interest expense                                     10.4          3.3      (100.00)
Gain on the sale of assets                             --         60.9        92.5
                                                    -----         ----

   (Loss) earnings before income taxes             (42.1)         58.6       (143.5)


Provision for income taxes                             --          4.3       (100.0)
                                                    -----        -----
Net (loss) earnings                                (42.1)         54.3       (147.8)
                                                   ======         ====


- - ------------------------------------------------------------------------------
Three months ended March 31, 1996 vs three months ended March 31, 1995

Net Sales
- - ---------

        The Company's net sales for the three months ended March 31, 1996 of $4,166,0000 represents a decrease of $2,707,000 (39.4%) as compared to net sales for the three months ended March 31, 1995 of $6,873,000. First quarter sales for 1995 included sales of Oxycodone HCL and Acetaminophen Tablets of approximately $1,100,000 sold prior to the sale of the Abbreviated New Drug application ("ANDA") to Mallinckrodt Chemical, Inc. ("Mallinckrodt"). Also, included in this first quarter of 1995 are sales of inventory of approximatey $800,000 to Mallinckrodt. In addition the decrease is attributable to price reductions effected during the quarter in an effort to meet increased competition.

Cost of Goods Sold
- - ------------------

        For the three months ended March 31, 1996, cost of goods sold decreased by approximately $1,365,000 as compared to the three months ended March 31, 1996. The decrease for 1996 is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter of 1995 by the Company of the tablets ANDA. In addition price reductions were effected during the quarter as a result of increased market competition. In an effort to reduce manufacturing costs, the Company has decreased operating costs through significant reductions in personnel and other expenses. The Company's gross margin as a percentage of sales for the three months ended March 31, 1996 was 10.0% as compared to 25.6% for the three months ended March 31, 1996.

Selling, General and Administrative Expenses
- - --------------------------------------------

       Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 1996 and 1995 were 33.1% and 22.4%, respectively. These expenses decreased by $161,000 or 10.5% as compared to the prior year as a result of the Company's effort to reduce expenses through implementing cost saving measures combined with a reduction in freight cost associated with a reduced sales volume at the subsidiary locations.

Research and Development Expenses
- - ---------------------------------

        Research and development expenses increased by 129.5% as compared to the first quarter of 1995. The Company is continuing its effort to obtain FDA clearance for the Brooklyn facility. At the same time it has engaged in a research and development program which include submissions to the FDA of several new products as soon as permitted.

Net Earnings (Loss)
- - -------------------

        For the three months ended March 31, 1996, the Company had net loss of $1,753,000 as compared to net earnings of $3,731,000 for the three months ended March 31, 1995. This increase in loss is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter of 1995 by the Company of the tablets ANDA combined with price reductions to compete with increase market competion.

Liquidity and Capital Resources
- - -------------------------------

        At March 31, 1996, the Company had cash and cash equivalents of $250,000 as compared to $353,000 at December 31, 1995. The Company had a working capital deficiency at March 31, 1996 of $8,630,000 and $7,393,000 at December 31, 1995.

        As a result of the decline in shipments of solid dosage products from the Company's Brooklyn plant following the entry of a consent decree in the proceeding between the Company and the U.S. Department of Justice, and as a result of the lack of available borrowing under the Company's credit agreement, the Company's liquidity position has been materially adversely affected since June 30, 1993 and the Company's capital resources have been severely limited. The Company has actively sought to reduce its operating costs at the Brooklyn plant, where it has made significant reductions in personnel. In addition, the Company's liquidity position has been affected during the second half of 1995 by the discontinuance of shipments of liquid products from its Cenci subsidiary as a result of review completed by the Company of this liquid operation. In an effort to reduce the loss from lower revenues at this subsidiary, the Company has reduced its operating costs at Cenci through significant reductions of personnel and other expenses.

        The Company's Credit Agreement with its banks expired on March 31, 1996, at which time the Company was required to repay all outstanding principal plus any accrued interest, or approximately $ 3,395,000 and $31,000 of accrued interest. The Company has not repaid such amount and interest continues to accrue.

PART II OTHER INFORMATION
- - -------------------------

        Item 1.       Legal Proceedings.

               A lawsuit hs been filed by the minority shareholders of Cenci and Cenci Powder against the Company and several officers of the Company. The lawsuit alleges that the Company has breached several representations made during the course of negotiations leading to the Company's pruchase of 51% of the stock of Cenci. The Complaint, which includes several causes of action, seeks unspecified compensatory damages, as well as punitive damages, rescission, specific performance, reformation and a declaration as to what amount, if any, is owed to plaintiff. The Company has retained California counsel to represent its interests. The parties have recently concluded conducting document and deposition discovery. Counsel for the Company moved for summary judgment on April 30, 1996. At this stage, the Company is unable to determine the outcome of this motion or litigation with any reasonable certainty.

               In April 1996, the Company received two complaints, seeking unspecified damages, captioned Golovatskaya v. Halsey Drug Co., 96 Civ. 0662 and Petrakova v. Halsey Drug , 96 Civ. 0660, both filed in the United States District Court for the Eastern District of New York, alleging employment discrimination and harassment against the Company. The Company has answered each of the complaints and denied the material allegations asserted against it. No discovery has taken place and we are unable to predict with reasonable certainty the outcome of these actions.

        Item 2.       Changes in Securities.
               None

        Item 3.       Defaults Upon Senior Securities

               The Company was not in compliance with certain of the provisions of its Credit Agreement with its banks prior to its expiration, including but not limited to covenants relating to the maintenance of certain financial ratios. Such non-compliance constituted a technical default under each of the Company's other loan instruments. As of the date of this Report, no creditor of the Company has declared the Company to be in default under its various debt instruments.

        Item 4.       Submission of Matters to a Vote of Security Holders
               None.

        Item 5.       Other Information

               None.

        Item 6.       Exhibits and Reports on Form 8-K.

               (a)    Exhibits      -       See Exhibit Index.

               (b)    Reports on Form 8-K  - none.

SIGNATURES
- - ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          HALSEY DRUG CO., INC.



Date: May 14, 1996                                 BY:s/s Rosendo Ferran
                                                      --- ------- -----
                                                          Rosendo Ferran
                                                          President and Chief
                                                          Executive Officer

Date: May 14, 1996                                 BY:s/s  Robert J. Mellage
                                                      ---  ------ -- -------
                                                          Robert J. Mellage
                                                          Corporate Controller

                                 EXHIBIT INDEX



Exhibit                Description
No.



27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for informatin only and not filed.