Form 10-Q
period 1996-06-30
HALSEY DRUG CO INC/NEW
filed 1996-08-14
CIK 786947

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
(MARK ONE)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -    SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 1996

                                          OR

___    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

COMMISSION FILE NUMBER 1-10113

                                HALSEY DRUG CO., INC.
                                ----------------------
                (Exact name of registrant as specified in its charter)

           New York                                        11-0853640
- --------------------------------------------------------------------------------
    (State or other Jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)

1827 Pacific Street
Brooklyn, New York                                  11233
- --------------------------------------------------------------------------------
(Address of Principal executive officer)         (Zip Code)

(718) 467-7500
- --------------------------------------------------------------------------------
(Registrants telephone number, including area code)

Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 50 days.

YES____X______  NO_________

As of August 12,1996, the registrant had 9,588,353 shares of Common Stock, $.01 par value, outstanding.

                           HALSEY DRUG CO., & SUBSIDIARIES


                                        INDEX

    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                               Page #
                                                                        ------
         Condensed Consolidated Balance Sheets-                           3
         June 30, 1996 and December 31, 1995

         Condensed Consolidated Statements of                             5
         Operations - Three and six months ended June 30, 1996
         and June 30, 1995

         Consolidated Statements of Cash                                  6
         Flows - Six months ended June 30, 1996
         and June 30, 1995

         Consolidated Statements of Stockholders'                         7
         Equity - Six months ended June 30, 1996

         Notes to Condensed Consolidated Financial                        8
         Statements

    Item 2.  Management's Discussion and Analysis of Financial           11
         Condition and Results of Operations

    PART II.  OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                           16

    SIGNATURES                                                           17

                            PART I.  FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS

                        HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------
                                                            (UNAUDITED)
    (Amounts in thousands)                             JUNE 30,     DECEMBER 31
                                                         1996          1995
- --------------------------------------------------------------------------------

CURRENT ASSETS

    Cash                                                     111       $  353

    Accounts Receivable - trade, net
      of allowances for doubtful
      accounts of $ 61 and $280
      1996 and 1995, respectively                          1,672        1,689

    Inventories                                            7,114        7,716

    Prepaid insurance and other current assets               653          656
                                                        --------     --------
      Total current assets                                 9,550       10,414

PROPERTY PLANT & EQUIPMENT, NET                            6,900        7,394

LONG-TERM RECEIVABLE                                       1,900        1,900

OTHER ASSETS                                               1,392        1,054
                                                        --------     --------

                                                        $ 19,742     $ 20,762
                                                        ========     ========


The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------
                                                                    (UNAUDITED)
(Amounts in thousands)                                   JUNE 30,   DECEMBER 31,
                                                           1996         1995
- --------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdraft                                           567       $  213
Due to banks                                               3,395        3,395
    Current maturities of long-term debt                     200          200
    Convertible subordinated debentures                    7,388        7,347
    Department of Justice settlement                       2,089        2,000
    Accounts payable                                       3,401        2,546
    Accrued expenses and other liabilities                 2,654        1,867
    Advances from minority stockholders                      206          206
    Income taxes payable                                      28           33
                                                         -------    ---------

                Total current liabilities                 19,928       17,807

LONG-TERM DEBT                                             2,647        2,595

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - $.0l par value; authorized
      20,000,000, shares;  issued and outstanding
      9,582,354 shares at June 30, 1996 and
      8,973,459 shares at December 31, 1995                   95           90

    Additional paid-in capital                            15,954       14,459

    Accumulated deficit                                  (17,838)     (13,089)
                                                         -------    ---------
                                                          (1,789)       1,460
Less: Treasury stock - at cost(474,603 shares)           (1,044)      (1,100)

Total stockholders' equity                               (2,833)          360
                                                         -------    ---------
                                                         $19,742    $  20,762
                                                         =======    =========

The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


- -----------------------------------------------------------------------------------------------------------------

Amounts in thousands except per share data                For the six months ended    For the three months ended
                                                          ------------------------    --------------------------
                                                                 June 30,                      June 30,
                                                                 --------                      --------
                                                          1996           1995           1996           1995
                                                          ----           ----           ----           ----
- -----------------------------------------------------------------------------------------------------------------
Net Sales                                                 $7,643        $11,756         $3,477         $4,883

Cost of goods sold                                         7,740          8,819          3,991          3,705
                                                           -----          -----          -----          -----

   Gross(loss) profit                                        (97)         2,937           (514)          1,178

Research & Development                                       629            307            271            151

Selling, general and administrative expenses               3,144          2,981          1,767          1,443
                                                           -----          -----          -----          -----

   Loss from operations                                   (3,870)          (351)        (2,552)          (416)

Gain on the sale of assets                                  ----          4,188             --             --
Other income                                                   4              6             --              4
Interest expense                                             883           (439)          (444)          (211)
                                                             ---          -----          -----          -----

   (Loss)earnings  before income taxes                    (4,749)         3,404         (2,996)          (623)

Provision for income taxes                                   ---            296            --            -
                                                             ---            ---            --            -

  NET  (LOSS)EARNINGS                                   ($ 4,749)        $3,108       ($ 2,996)         ($623)
                                                       =========         ======       =========         ======

   Net  (loss)earnings   per common share                ($0.47)          $0.39        ($ 0.26)        ($0.08)
                                                         =======          =====       ========         ======

Weighted average number of outstanding shares         10,179,172      7,884,986     11,375,177      8,109,537
                                                      ==========      =========     ==========      =========



The accompanying notes are an integral part of these statements

                          HALSEY DRUG CO., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

- --------------------------------------------------------------------------------
       Amounts in thousands                               SIX MONTHS ENDED
                                                                JUNE 30
                                                          1996         1995
                                                          ----         ----
- --------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)Earnings                                      ($4,749)       $3,108
                                                        --------       ------
Adjustments to reconcile net (loss)earnings
to net cash used in operating activities
 Depreciation and amortization                             1,193          799
 Gain on sale of assets                                       --      (4,188)
 Accrued Department of Justice interest                       89           31
 Deferred income taxes                                        --          296
 Changes in assets and liabilities
    Accounts receivable                                       17          723
    Inventories                                              602        (219)
    Prepaid insurance and other current assets                 3         (41)
    Accounts payable                                         855      (1,332)
    Accrued expenses                                         787          94
    Income taxes payable                                     (5)        (169)
                                                             ---        -----
    Total adjustments                                      3,541      (4,006)
                                                            ----      -------
    Net cash used in operating activities                (1,208)        (898)
                                                         -------        -----
 Cash flows from investing activities
 Capital expenditures                                      (360)        (180)
 Increase in other assets                                  (574)
 Proceeds from sale of assets                                 --        2,000
                                                           -----        -----
 Net cash (used in)provided by investing activities        (934)        1,820
                                                           -----        -----

Cash flows from financing activities
 Payment of long term debt                                            (1,044)
 Proceeds from issuance of common stock                    1,556
 Payment to Department of Justice                           (10)         (80)
 Bank overdraft                                              354          424
 Advances from former minority stockholder                    --        (212)
                                                            ----        -----
    Net cash (used in) provided by financing activities     1900        (912)
                                                            ----        -----
 NET INCREASE IN CASH AND CASH EQUIVALENTS                 (242)           10

Cash and cash equivalents at beginning of period             353           28
                                                             ---           --

Cash and cash equivalents at end of period                  $111          $38
                                                            ====          ===

The accompanying notes are an integral part of these statements.

                        HALSEY DRUG CO., INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            SIX MONTHS ENDED JUNE 30,1996
Amounts in thousands except per share data
                                     (UNAUDITED)

- --------------------------------------------------------------------------------



                               Common Stock    $.01 par         Additional      Accumulated       Treasury stock at cost
                               ------------------------                                          ----------------------
                                          value
                                          -----
                                     Shares      Amount    Paid-In Capital          Deficit        Shares         Amount     Total
                                     ------      ------    ---------------          -------        ------         ------     -----
Balance at December 31, 1995       8,973,459       $ 90           $ 14,459        ($ 13,089)    (500,000)       ($1,100)    $  360

Net earnings for the six months
  ended June 30, 1996                                                                (4,749)                                (4,749)
Issuance of shares as settlement     49,166                            228                         25,397            56        284
Exercise of warrants of
convertible debentures              524,400           5              1,154                                                   1,159
Exercise of stock options            35,329                            113                                                     113
                                  ---------                       --------                                                 -------

Balance at June 30, 1996          9,582,354        $ 95             15,954         ($17,838)    (474,603)       ($1,044)   ($2,833)
                                  =========          ==           ========         =========    =========        =======   =======



The accompanying notes are an integral part of these statements.

                        HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the three month and six month periods ended June 30, 1996 have been made, but the financial results for the six month and three month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1995. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

Note 2 -  INVENTORIES
                                            (Amounts in thousands)
    Inventories consists of the following:
                                            June 30, 1996  December 31, 1995
                                            -------------  -----------------
         Finished Goods                          $  1,996           $  2,491
         Work in Process                            1,747              1,398
         Raw Materials                              3,371              3,827
                                                 --------              -----
                                                 $  7,114           $  7,716
                                                 ========           ========

NOTE 3 -DEBT

The Company's Credit Agreement with its banks expired on March 31, 1996, at which time the Company was required to repay all outstanding principal plus any accrued interest, or approximately $ 3,395,000 and $31,000 of accrued interest which was paid from an escrow account. In August 1996, the Company and its banks(the "Banks") amended the Credit Agreement as a result of the consummation of the August private Offering as subsequently discussed in Note 5. As consideration for waiving any breach of default under the Credit Agreement as a result of the August Private Offering, the Banks received $391,614 of the proceeds as payment for interest fees and principal and increased the monthly agency fee to $4000 and the accrual of the extension fees, due the earlier of December 31, 1996 or when the loan is paid.

Borrowings under lines of credit and long-term debt consist of the following at
June 30, 1996 and December 31, 1995.             (Amounts in thousands)

                                                 1996           1995
                                                 ----           ----
Convertible subordinated promissory note      $ 1,447        $ 1,395
Subordinated promissory note                    1,400          1,400
                                              -------        -------
                                                2,847          2,795
Less current maturities                           200            200
                                                 ----           ----
                                              $ 2,647        $ 2,595
                                              =======        =======


NOTE 4 - CONTINGENCIES

    The Company currently is a defendant in several lawsuits involving product liability claims. The Company's insurance carriers have assumed the defense for all product liability and other actions involving the Company. One of these complaints seeks recovery paid by the insurance carrier to settle one of these lawsuits. The Complaint requests not less than $75,000 in damages and payment by the Company of a $25,000 deductible, and a declaration that this claim and other similar claims are not covered under their policy. The Company and the insurance carrier have agreed to a settlement pursuant to which the Company is required to pay $25,000 with respect to the claim, not including an undisputed $25,000 deductible which the Company is also required to pay over a three month period. The settlement agreement has not been executed as of the current date.

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

         The Company was named a defendant in a complaint by the Company's labor union funds which seeks sums, approximately $272,000, allegedly owed to these funds under the Company's collective bargaining agreement. In April 1996, the Company and the labor union funds agreed to settle the action which obligates the Company to remain current on its obligations and to pay portions of the alleged arrears in installments. The payment due June 29, 1996 has paid as of this date.

NOTE 5 -SUBSEQUENT EVENTS

The Company consummated a private offering (the "August Offering") of 250 units ( "August Units" ) of securities on August 6, 1996 for an aggregate purchase price of $2,500,000. Each Unit consisted of (i) a 10% convertible subordinated debenture in the principal amount of $ 10,000 (the "Debentures") issued at par and (ii) 461 redeemable common stock purchase warrants( "Warrants" ).

    The Debentures will become due and payable as to principal five years from the date of issuance. Interest, at the rate of 10% per annum, is payable on a quarterly basis. The Debentures are convertible at any time after issuance into shares ( the "Conversion Shares" ) of common stock, $ .01 par value per share (the "Common Stock"), of the Company at a conversion price (the " Conversion Price" ) of $ 3.25 per share, subject to adjustment.

    Each Redeemable Warrant entitles the holder to purchase one share of Common Stock ( the "Warrant Shares" and collectively with the conversion shares, the underlying shares ) for $ 3.25 subject to adjustment, during the five year period commencing on the date of issuance. The Warrants are redeemable by the Company at a price of $ .01 per Warrant at any time commencing one year after issuance, upon not less than 30 days prior written notice, if the last sale price of the Common Stock on the American Stock Exchange, Inc. ( the "Exchange")


following such one year anniversary equals or exceeds $ 3.25 per share ( the


"Threshold" ), subject to adjustment,  for the 20 consecutive trading days ending on the third day prior to the notice of redemption to holders.

    The net proceeds of the Offering was approximately $ 2,160,000. The Company was required to use $391,000 of such net proceeds to repay a portion of its bank debt, accrued interest and legal fees as discussed in Note 3. The Company intends to utilize the balance of the net proceeds of the Offering for the following purposes: for registration of the Underlying Shares under the Securities Act; for working capital; for the purchase of equipment; for research and development expenses.

                        HALSEY DRUG CO., INC. AND SUBSIDIARIES
       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS


- ----------------------------------------------------------------------------------------------------------------
                                              Six months ended                       Three months ended
                                                   June 30                                   June 30


                                     ---------------------------------------------------------------------------
                                                            Percentage                             Percentage
                                                              Change                                 Change
                                                             Year-to-                              Year-to-Year
                                                               Year
                                       Percentage of Net     Increase      Percentage of Net         Increase
                                            Sales           (decrease)            Sales             (decrease)
- ----------------------------------------------------------------------------------------------------------------
                                                                          1996 as                      1996 as
                                                                        compared to                  compared to
                                        1996         1995                      1996       1995              1995
                                           %            %                         %          %                 %

Net Sales                              100.0        100.0       (35.0)        100.0      100.0            (28.8)
Cost of Goods                          101.3         75.0       (12.2)        114.8     (75.9)               7.7
Gross Profit                           (1.3)         25.0      (103.3)       (14.8)       24.1           (143.6)

Research & Development                   8.2          2.6        104.9          7.8        3.1              79.5
Selling, General and
administrative expenses                 41.1         25.4          5.5         50.9       29.6              22.4
                                       _____        _____      _______       ______      _____            ______
Earnings (loss) from operations       (50.6)        (3.0)    (1,002.6)       (73.5)      (8.5)           (513.4)

Gain on the sale of assets                --         35.6      (100.0)                      --               --

Other income                              .1           .1       (16.7)                      .1            (75.0)
Interest expense                        11.6        (3.7)        101.1         12.8        4.3             110.4
                                       _____        _____      _______       ______      _____            ______
Earnings before income taxes           62.1.         29.0      (239.5)       (86.3)     (12.8)           (380.7)

Provision for income taxes                 -          2.5       (99.7)            -        --                 --

Net earnings (loss)                   (62.1)         26.4      (252.8)       (86.3)     (12.8)            (380.7)
                                      ======        =====      =======       ======     ======            =======



SIX MONTHS ENDED JUNE 30, 1996 VS SIX MONTHS ENDED JUNE 30, 1994

NET SALES

    The Company's net sales for the six months ended June 30, 1996 of $7,643,000 represents a decrease of $4,113,000 (35.0%) as compared to net sales for the six months ended June 30, 1995 of $11,756,000. The decrease in 1996 is attributable to the reduction in hipments of tablet products due to the sale at the end of the first quarter of 1995 by the Company of the tablets ANDA to Mallinckrodt which is partially offset by manufacturing revenue that the Company is receiving as part of its agreement with Mallinckrodt. In addition, the decrease is the result of price reductions as a result of increased competition during the current year.

COST OF GOODS SOLD

    For the six months ended June 30, 1996, cost of goods sold of $7,740,000 represents a decrease of approximately $1,079,000 as compared to $8,819,000 for the six months ended June 30, 1995. The decrease for 1996 is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter of 1995 by the Company of the tablets ANDA combined with significant reductions in manufacturing costs of personnel and other expenses. In addition during the current year, the Company effected price reductions as a result of increased market competition. The Company's gross margin as a percentage of sales for the six months ended June 30, 1996 was (1.3%) as compared to 25.0% for the six months ended June 30, 1995.


RESEARCH AND DEVELOPMENT EXPENSES

    For the six months ended June 30, 1996, research and development expenses of $629,000 increased by $322,000 as compared to research and development expenses in 1995 of $ 307,000. The Company has engaged in a research and development plan which includes the reintroduction of products suspended from shipment and the submission of several new products to the FDA as soon as permitted.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses as a percentage of sales for the six months ended June 30, 1996 and 1995 were 41.1% and 25.4%, respectively. These expenses increased by approximately $163,000 as compared to 1995. This increase in expenses is attributable to increased legal expenses, professional fees and rent.

GAIN ON SALE OF ASSETS

    On March 21, 1995, the Company sold the tablets ANDA and certain equipment used in the production of the Tablets for up to $5.4 million to Mallinckrodt. The Company received $500,000 of the proceeds in July 1994. Mallinckrodt also paid the Company $2,000,000 on March 21,1995 and the remainder will be payable as follows: (i) $1,000,000 upon the Company receiving general clearance from the FDA for unrestricted operations at its Brooklyn facility and written notice from the FDA that it is in compliance with certain provisions of the consent decree dated June 29, 1993 and (ii) $1,900,000 at the earlier of (a) Mallinckrodt receiving certain authorizations from the FDA or (b) September 21, 1997. Mallinckrodt also agreed to defer $1,200,000 of the Company's trade debt due to an affiliate of Mallinckrodt. For the six months ended June 30, 1995, the Company recorded a gain of $4,188,000 for the sale of the ANDA and related equipment net of expenses related to the sale.

INTEREST EXPENSE

    Interest expense for 1996 increased by $444,000 as compared to 1995 as a result of the private placements of convertible subordinated debentures consummated in July and November 1995 combined with the notes from Mallinkrodt and Zatpack.

PROVISION FOR INCOME TAXES

    In 1995, the Company had a tax provision of $296,000 as a result of available net operating loss carryforwards. In 1996, the Company has no tax benefit since the available loss carryback to prior years was utilized by the net operating loss for 1993 carryback to the prior years.

NET (LOSS) EARNINGS

    For the six months ended June 30, 1996, the Company had a net loss of $4,749,000 as compared to a net earnings of $3,108,000 for the six months ended June 30, 1995. The decrease in net earnings is attributable to the gain on the sale of assets of $ 4,188,000, net of the tax provision of $ 296,000 , or $3,892,000 combined with a reduction in sales as a result of reduced volume and increased price reductions in an effort to meet increased competition.

THREE MONTHS ENDED JUNE 30, 1996 Vs THREE MONTHS ENDED JUNE 30, 1995

NET SALES

    The Company's net sales for the three months ended June 30, 1996 of $3,477,000 represents a decrease of $1,406,000 (28.8%) as compared to net sales for the three months ended June, 1995 of $4,883,000. 1996 is attributable to the reduction in prices and increases in discounts due to intensely increased market competition.

COST OF GOODS SOLD

    For the three months ended June 30, 1996, cost of goods sold $3,991,000 or an increase of approximately $286,000 as compared to the three months ended
June 30, 1995. The increase for 1996 is attributable to increases in unabsorbed manufacturing costs which include costs of certain subsidiary operations which are not generating revenues at the current time as originally anticipated.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses as a percentage of sales for the three months ended June 30, 1996 and 1995 were 50.9% and 29.6%, respectively. These expenses increased by approximately $163,000 or 5.5% as compared to 1995. This increase in expenses is attributable to increased legal expenses, professional fees and rent.

NET (LOSS) EARNINGS

    For the three months ended June 30, 1996, the Company had a net loss of $2,996,000 as compared to a net loss of $623,000 for the three months ended June 30, 1995. This increase is attributable to price reductions and discounts during the current year in an effort to meet increased competition combined with unabsorbed manufacturing costs and increases in expenses incurred for certain subsidiary operations without any revenue being generated at the current time.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the Company had cash and cash equivalents of $111,000 as compared to $353,000 at December 31, 1995. The Company had a working capital deficiency at June 30, 1996 of $10,376,000 and $7,393,000 at December 31, 1995.
The amount at June 30, 1996 has been adjusted as a result of the reclassification of the convertible subordinated debentures as long-term. In August of 1996, the Company signed an agreement with its banks which granted waivers for the outstanding defaults and extended the bank agreement termination date to December 31, 1996. As a result of the Company not being in default under its bank agreement, the convertible subordinated debentures have been reclassified as long-term debt.

    As a result of the decline in shipments of solid dosage products from the Company's Brooklyn plant following the entry of the consent decree, and as a result of the lack of available borrowing under the Company's credit agreement, the Company's liquidity position has been materially adversely affected since June 30, 1993 and the Company's capital resources have been severely limited. The Company has actively sought to reduce its operating costs at the Brooklyn
plant, where it has made significant reductions in personnel.   In addition, the
Company's liquidity position has been affected since the second half of 1994 by the discontinuance of shipments of liquid products from its Cenci subsidiary as a result of a review completed by the Company of this liquid operation. In an effort to reduce the loss from lower revenues at this subsidiary, the Company has reduced its operating costs at Cenci through significant reductions of personnel and other expenses however, the Company is still incurring operating costs which are not being offset by revenues at this time.

    As previously indicated, the Company has continued to actively pursue financing as is indicated in Note 5 which discloses the completion of a private placement of convertible debentures with warrants. However, there can be no assurance that the Company will be able to obtain any such additional financing on commercially acceptable terms to replace the existing bank debt.

    As described in Note 5 to the financial statements, the Company consummated a private offering, the net proceeds of the Offering was approximately $ 2,160,000. The Company was required to use $391,000 of such net proceeds to repay a portion of its bank debt, accrued interest and legal fees as discussed in Note 3. The Company intends to utilize the balance of the net proceeds of the Offering for the following purposes: for working capital; for registration of the Underlying Shares under the Securities Act; for the purchase of equipment; for research and development expenses.

PART II  OTHER INFORMATION

    Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibits:
              Form of 10% Convertible Subordinated Debenture
              Form of Redeemable Common Stock Purchase Warrant
              Letter Agreement, dated August 6, 1996, among Halsey Drug Co.,Inc., The Chase Manhattan Bank, N.A., The Bank of New York and Israel Discount Bank of New York.

    (b)       Reports on Form 8-K

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HALSEY DRUG CO., INC.



Date: August 14, 1995                  By: /s/ Rosendo Ferran
                                          ---------------------
                                          Rosendo Ferran
                                          President and Chief
                                          Executive Officer

Date: August 14, 1995                  By: /s/ Robert J. Mellage
                                          -----------------------
                                          Robert J. Mellage
                                          Corporate Controller

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HALSEY DRUG CO., INC.



Date:  August 14,  1995                By:
                                          -------------------------------------
                                          Rosendo Ferran
                                          President and Chief
                                          Executive Officer

Date:  August 14,  1995                By:
                                          -------------------------------------
                                          Robert J. Mellage
                                          Corporate Controller