Form 10-Q/A
period 1996-06-30
HALSEY DRUG CO INC/NEW
filed 1996-08-27
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q/A
                                 Amendment No. 1




(MARK ONE)

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----    EXCHANGE ACT OF 1934.

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

 (718) 467-7500
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

As of August 12, 1996, the registrant had 9,588,353 shares of Common Stock, $.01 par value, outstanding.

                           PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     The Annual Meeting (the "Meeting") of the shareholders of the Company was held on June 4, 1996. The 7,176,432 share of common stock (the "Common Stock") present at the Meeting out of a total of 8,541,358 shares outstanding and entitled to vote acted as follows with respect to the following proposals:

     a. Approved, by a vote of 7,092,820 shares for (and 103,612 shares withheld from) Rosendo Ferran, 7,093,656 shares for (and 102,776 shares withheld from) Leonard H. Weiss, 7,093,006 shares for (and 103,426 shares withheld from) Joseph F. Limongelli, 7,112,533 shares for (and 83,899 shares withheld from) R.H. Francis, 7,112,050 shares for (and 84,382 shares withheld from) Alan J. Smith and 7,112,220 shares for (and 84,212 shares withheld from) William J. Skelly, the election of the foregoing individuals as directors of the Company, to serve for terms expiring at the 1997 annual meeting of shareholders; and

     b. Ratified, by a vote of 7,115,492 shares for, 65,813 shares against and 15,127 shares abstained, the selection of Grant Thornton LLP as the Company's independent certified public accountants for 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits - See Exhibit Index.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 23, 1996

                              HALSEY DRUG CO., INC.



                              By:    /s/ Rosendo Ferran
                                 ---------------------------
                                   Rosendo Ferran
                                   President and Chief
                                   Executive Officer

                              By:    /s/ Robert J. Mellage
                                 ---------------------------
                                   Robert J. Mellage
                                   Corporate Controller

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
- -------                            -----------
4.1                 Form of Redeemable Common Stock Purchase Warrant.

10.1 Letter Agreement, dated as of August 6, 1996, among Halsey Drug Co., Inc., The Chase Manhattan Bank, The Bank of New York and Israel Discount Bank of New York.