Form 10-Q/A
period 1995-03-31
HALSEY DRUG CO INC/NEW
filed 1996-10-04
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

(MARK ONE)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 1995
                                                   OR

  ---   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

COMMISSION FILE NUMBER 1-10113


                              HALSEY DRUG CO., INC.
                              ---------------------
            (Exact name of registrant as specified in its charter)

           New York                                       11-0853640
--------------------------------------------------------------------------------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


1827 Pacific Street
Brooklyn, New York                                        11233
--------------------------------------------------------------------------------
(Address of Principal executive officer)                (Zip Code)


 (718) 467-7500
--------------------------------------------------------------------------------
          (Registrants telephone number, including area code)

Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 50 days. (Form 10-K for the year ended December 31, 1994, and Forms 10-Q for the quarters ended June 30, 1994 and September 30, 1994 were filed late.)

YES      NO  X
    ---     ---

As of May 10,1995 the registrant had 8,109,537 shares of Common Stock, $0.1 par value, outstanding.

                     HALSEY DRUG CO., & SUBSIDIARIES
                     -------------------------------

                                 INDEX
                                 -----

  PART I.  FINANCIAL INFORMATION
  ------------------------------

  Item 1.  Financial Statements (Unaudited)                     Page #
                                                                ------
           Condensed Consolidated Sheets-
           March 31, 1995 and December 31, 1994                     3

           Condensed Consolidated Statements of
           Operations - Three months ended March 31, 1995
           and March 31, 1994                                       5

           Condensed Consolidated Statements of Cash
           Flows - Three months ended March 31, 1995
           and March 31, 1994                                       6

           Condensed Consolidated Statements of Stockholders
           Equity - Three months ended March 31, 1995               7

           Notes to Condensed Consolidated Financial
           Statements                                               8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     14

  PART II. OTHER INFORMATION
  --------------------------

  Item 6.  Exhibits and Reports on Form 8-K

  SIGNATURES                                                       18

                          PART I. FINANCIAL INFORMATION

                      HALSEY DRUG CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                   (UNAUDITED)
                                                     MARCH 31,      DECEMBER
                                                      1995            1994
--------------------------------------------------------------------------------

CURRENT ASSETS

    Cash                                            $172,000           $28,000

    Accounts Receivable - trade, net
     of allowances for doubtful
     accounts of $524,000 and $755,000
     1995 and 1994, respectively                   2,262,000         2,326,000

    Inventories                                    7,224,000         6,835,000

    Prepaid insurance and other current assets       283,000           496,000

    Deferred income tax                                                296,000
                                                  ----------       -----------

    Total current assets                           9,941,000         9,981,000

   PROPERTY PLANT & EQUIPMENT, NET                 8,091,000         8,561,000

   OTHER ASSETS                                      604,000           734,000
                                                  -----------      -----------

                                                 $18,636,000       $19,276,000
                                                 ------------      -----------
                                                 ------------      -----------

The accompanying notes are an integral part of these statements

                            PART I. FINANCIAL INFORMATION

                        HALSEY DRUG CO., INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------
                                                 (UNAUDITED)
                                                  MARCH 31,          DECEMBER
                                                     1995              1994
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft                             $   365,000        $   218,000
     Current maturities of long-term debt         3,778,000          4,850,000
     Department of Justice settlement             2,044,000          2,013,000
     Accounts payable                             2,597,000          4,414,000
     Accrued expenses and other liabilities       1,785,000          1,823,000
     Advances from minority stockholders            206,000            418,000
     Income taxes Payable                           178,000            196,000
     Deferred income                                                   500,000
                                                 ----------         ----------

Total current liabilities                        10,953,000         14,432,000

LONG-TERM DEBT                                    2,518,000          2,492,000


LITIGATION SETTLEMENT                             3,000,000          3,000,000

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $0l par value; authorized
     20,000,000shares;issued and outstanding         81,000             76,000
     8,109,537shares in 1995 and 7,609,537 in
     1994 respectively

  Additional paid-in capital                     11,139,000         10,162,000

  Accumulated deficit                            (9,055,000)       (10,886,000)
                                                -----------       ------------

                                                  2,165,000           (648,000)
                                                -----------       ------------

                                                $18,636,000        $19,276,000
                                                -----------       ------------
                                                -----------       ------------

The accompanying notes are an integral part of these statements

                          PART I. FINANCIAL INFORMATION

                      HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                          -------------------------------
                                                              1995                 1994
                                                          ----------            ---------
Net Sales                                                 $6,873,000           $7,324,000

Cost of good sold                                          5,114,000            5,733,000
                                                          ----------           ----------

   Gross profit                                            1,759,000            1,591,000

Research & Development                                       156,000               32,000

Selling, general and administrative expenses               1,538,000            1,709,000
                                                          ----------           ----------


Earnings  (loss) from operations                              65,000             (150,000)

Gain on the sale of assets                                 2,288,000

Interest expense                                            (226,000)            (160,000)
                                                          ----------           ----------

Earnings (loss) before income taxes and                    2,127,000             (310,000)
   cumulative effect of accounting change

Provision for income taxes                                   296,000
                                                          ----------           ----------

NET  EARNINGS (LOSS)                                      $1,831,000            ($310,000)
                                                          ==========           ==========

Per Share Amounts:
   Net  earnings (loss)                                         $.23               ($0.04)
                                                        ============           ==========

Average number of outstanding shares                       7,859,537            7,109,537
                                                        ============           ==========


The accompanying notes are an integral part of these statements

                          PART I. FINANCIAL INFORMATION

                        HALSEY DRUG CO., AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                       ----------------------------
                                                                          1995             1994
                                                                       --------          ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings(Loss)                                                     $1,831,000      ($310,000)
                                                                       ----------      ----------
  Adjustments to reconcile net (loss) earnings to net cash (used
  in)  provided by operating activities
     Depreciation and amortization                                        419,000         506,000
     Provision for losses on accounts receivable                            6,000
     Gain on sale of property, plant and equipment                    (2,288,000)
     Accrued Department of Justice interest                                30,000
     Deferred income taxes                                                296,000
     Changes in assets and liabilities
     Accounts receivable                                                   58,000       (421,000)
     Inventories                                                        (389,000)       1,001,000
     Income taxes receivable
     Prepaid insurance and other current assets                           213,000         250,000
     Accounts payable                                                 (1,817,000)     (1,249,000)
     Accrued expenses                                                    (21,000)       (367,000)
     Income taxes payable                                                (18,000)        (22,000)
                                                                      -----------     -----------
     Total adjustments                                                (3,511,000)       (302,000)
                                                                      -----------     -----------
        Net cash (used in) provided by operating activities           (1,680,000)       (612,000)
                                                                      -----------     -----------
 Cash flows from investing activities
     Capital expenditures                                                (50,000)
     Increase in other assets                                              20,000         115,000
     Proceeds from sale of property, plant & equipment                  2,000,000
                                                                        ---------     -----------
        Net cash provided by (used in) investing activities             1,970,000         115,000
                                                                        ---------      ----------

Cash flows from financing activities
     Payment of long term debt                                        (1,064,000)        (47,000)
     Proceeds from issuance of common stock                               982,000
     Payment to Department of Justice                                                    (87,000)
     Bank overdraft                                                       146,000         252,000
     Advances from minority stockholder                                 (212,000)         378,000
                                                                        ---------         -------
        Net cash (used in) provided by financing activities             (146,000)         496,000
                                                                        ---------         -------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                            144,000          (1,000)

Cash and cash equivalents at beginning of period                           28,000          32,000
                                                                        ---------       ---------
Cash and cash equivalents at end of period                               $172,000        $ 31,000
                                                                        ==========      =========

The accompanying notes are an integral part of these statements

                                           PART I. FINANCIAL INFORMATION

                                       HALSEY DRUG CO., INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         THREE MONTHS ENDED MARCH 31,1995

                                                    (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                    Common Stock      Amount       Additional        Accumulated           Total
                                                   $0.1 par value                Paid-In Capital       Deficit
                                                       Shares
       Balance at December 31, 1994                 7,609,537        $76,000      $10,162,000      $(10,886,000)          $(648,000)

         Net earnings for the three                                                                    1,831,000           1,831,000
       months ended March 31, 1995

       Issuance of common stock                       500,000          5,000          977,000                -0-             982,000
                                                     --------         ------        ---------         ----------           ---------
       Balance at March 31, 1995                    8,109,537        $81,000      $11,139,000       $(9,055,000)          $2,165,000
                                                    =========        =======      ===========       ============          ==========



The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the three month period ended March 31, 1995 have been made, but the financial results for the three months period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1995. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1994 included in the Company's Annual Report on Form 10-K.

Note 2 -  Inventories

        Inventories consists of the following:

                                     March 31, 1995   December 31, 1994
                                     --------------   -----------------
          Finished Goods               $2,088,000           $1,990,000
          Work in Process               1.368,000           $1,301,000
          Raw Materials                 3,768,000           $3,544,000
                                        ---------           ----------
                                       $7,224,000           $6,835,000
                                       ==========           ==========


NOTE 3 - Lines of Credit and Long-Term Debt

Lines of Credit

        In December 1992, the Company entered into a new credit agreement providing for borrowings of up to $7,000,000 at the prime rate plus an initial margin of 1/2%, originally maturing in December 1994. Upon certain conditions, as defined in the agreement, the margin rate increases by 2%. Borrowings under the line were available for working capital purposes based upon a percentage of the parent company's eligible accounts receivable and are collateralized by such accounts receivable. The agreement contains certain financial covenants, including minimum interest coverage and working capital ratios, tangible net worth, limitations on capital expenditures, and maximum debt-to-equity ratios. As of March 31, 1995, the Company was not in compliance with the above covenants.

        The Company and its banks amended the credit agreement to include the stock of certain subsidiaries, the accounts receivable of Houba, Inc., and the parent company's inventory and equipment as additional collateral, to increase the initial margin rate to 2% (10.5% at March 31,

1995), to restrict certain payments made by the Company, to require payment to be made by the Company to the banks of any income tax refunds received by the Company, to extend the maturity date to August 31, 1995, and to agree in principal to modify the financial covenants at a later date. In addition, if the outstanding borrowings are not repaid by August 31, 1995, the Company is required to pay an additional 3% of the ten outstanding principal due to the banks.

        As consideration for the above amendments and the Company's continued borrowings in excess of the borrowing formula, the Company has issued to the banks stock warrants, expiring December 31, 1999, to purchase up to 600,271 shares of the Company's common stock at exercise princes ranging from $2.25 to $2.375 per share (subject to the anti-dilution provisions of the credit agreement, as amended). The fair value of the warrants, $200,000, as determined by the Company's Board of Directors, has been recorded by the Company as additional paid-in capital and a discount to bank debt which is being amortized through the maturity date, August 31, 1995.

Convertible Subordinated Promissory Note

        Pursuant to the Zatpack, Inc. ("Zatpack") agreement (Note N), the Company issued a convertible subordinated promissory note dated December 31, 1994, to Zatpack, for the cancellation of trade payables and advances by Zuellig to the Company's subsidiaries, in the amount of $1,292,242, bearing interest at 8% per annum, compounded annually, due December 1, 1997. The outstanding principal, plus all accrued and unpaid interest, can be converted, at the option of Zatpack, into the Company's common stock at the rate of one share of common stock for every $2.50 of principal and interest being converted ( the $2.50 is subject to the anti-dilution provisions of the promissory note). The note is subordinated to bank debt.

Subordinated Promissory Note

        On March 21, 1995, the Company satisfied certain accounts payable by issuing a subordinated promissory note to Mallinckrodt Chemical Acquisition, Inc. (("Mallinckrodt") fir $1,200,000, bearing interest at 8% per annum, with interest and principal payable at the earlier of: (i) receipt by Mallinckrodt of all necessary authorization from the FDA or (ii) September 21,1997 (Note N). The note is collateralized by substantially all of the assets of the Company and is subordinated to future bank indebtedness of up to $8,000,000. The $1,200,000 note represents the deferral of payment by the Company of a portion of its December 31, 1994 accounts payable due to an affiliate of Mallinckrodt.

Borrowings under lines of credit and long-term debt consist of the following at March 31, 1995 and December 31, 1994.

                                                        1995            1994
                                                        ----            ----
  Borrowing under lines of credit                    $3,778,000      $4,850,000

  Convertible subordinated promissory note            1,318,000       1,292,000

  Subordinated promissory note                        1.200,000       1,200,000
                                                      ---------      ----------
                                                     $6,296,000      $7,342,000
  Less current maturities, including amounts in      $3,778,000      $4,850,000
  default                                            ----------      ----------

                                                     $2,518,000      $2,492,000
                                                     ----------      ----------
                                                     ----------      ----------

NOTE 4 - Gain on Sale of Assets

        On March 21, 1995, the Company sold its abbreviated new drug application ("ANDA") for 5mg Oxycodone HCl/325mg and Acetaminophen Tablets ("Tablets") and certain equipment used in the production of the Tablets for up to $5.4 million to Mallinckrodt. The Company received $500,000 of the proceeds in July 1994, which was recorded as deferred income on the Company's December 31, 1994 consolidated balance sheet. Mallinckrodt also paid the Company $2,000,000 on March 21,1995 and the remainder will be payable as follows: (i) $1,000,000 upon the Company receiving general clearance from the FDA for unrestricted operations at its Brooklyn facility and written notice from the FDA that it is in compliance with certain provisions of the consent decree dated June 29, 1993 and
(ii) $1,900,000 at the earlier of (a) Mallinckrodt receiving certain authorizations from the FDA or (b) September 21, 1997 ("Deferred Payments"). Mallinckrodt also agreed to defer $1,200,000 of the Company's trade debt due to an affiliate of Mallinckrodt. For the three months ended March 31, 1995, the Company has recorded a gain of $2,288,000 for the sale of the ANDA and related equipment net of expenses related to the sale.

        In connection with the agreement, the Company agreed to manufacture Tablets for Mallinckrodt for a period of three years through March 31, 1998 and Mallinckrodt agreed to order a minimum number of Tablets from the Company for two years ending March 21, 1997. The Company and Mallinckrodt entered into a non competition agreement pursuant to which the Company agreed not to compete with Mallinckrodt and its affiliates with respect to the Tablets ANDA until March 21, 2000. If, prior to the time it is possible for Mallinckrodt to commence production under the Tablets ANDA or any new Tablets ANDA at its own facility, and the

Company ceases or is forced to cease or substantially curtail production under the Tablets ANDA, as a consequence of (i) any action or communication by the FDA or any other regulatory or governmental authority or (ii) any financial or other business difficulty, then Mallinckrodt has the right to cancel payment of any yet unpaid portion of the Deferred Payment ($1.9 million) and shall further have the right to a full refund of any portion of the Deferred Payment already made to the Company.

        In addition, the Company issued to Mallinckrodt the option to purchase the ANDA for oxycodone/acetaminophen capsules at an exercise price equal to 3/4 of annual net capsule revenue, as defined. Upon exercise of the option, the Company and Mallinckrodt would enter into agreements pursuant to which the Company would (i)manufacture oxycodone/acetaminophen capsules for Mallinckrodt for a period of time and (ii) be prohibited from competing with Mallinckrodt and its affiliates with respect to the production of capsules.

        The Company has revised the gain recorded on the sale of assets to Mallinckrodt and will not recognize the Deferred Payment until the earlier of
(i) Mallinckrodt receiving certain authorizations from the FDA or (ii) March 31, 1998. The effect of the adjustments on the accompanying financial statements is as follows (in thousand, except for per share amounts):

As of March 31, 1995:

                                      As Previously recorded        As Restated
Net earnings                                     $ 3,731,000         $1,831,000
Net earnings per common share                          $ .48              $ .23
Long Term Receivable                               1,900,000              -----
Accumulated Deficit                              (7,155,000)        (9,055,000)



NOTE 5 - Sale of Common Stock

On March 30, 1995, the Company entered into an Agreement with Zatpack for the purchase of 500,000 shares of common stock of the Company by Zatpack, with registration rights, in consideration of $1,000,000. The $1,000,000 consideration consists of the cancellation of indebtedness (incurred by the Company's subsidiaries for the purchase of raw materials delivered or being delivered from affiliates of Zuellig) and shares of Indiana Fine Chemicals Corporation. As a result of the above transaction, the Company owns 100% of Indiana Fine Chemical Corporation. In addition, the Company issued a convertible promissory note to Zatpack, dated December 1, 1994 (Note E). Zatpack has acquired the above assets from Zuellig and its subsidiaries.

NOTE 6 - Contingencies

        The Company currently is a defendant in several lawsuits involving product liability claims. The Company's insurance carriers have assumed the defense for all of these actions. Management is of the opinion that final disposition of these lawsuits will not result in a material adverse impact on the financial condition of the Company.

        On June 29, 1993, the Company entered into a consent decree with the U.S. Attorney for the Eastern District of News York on behalf of the FDA that resulted from the FDA's investigation. Under the terms of the consent decree, the Company was enjoined from shipping any solid dosage drug products, (i.e., excluding liquid drug formulations) manufactured at the Company's facilities until the Company established, to the satisfaction of the FDA, that the methods used in, and the facilities and controls to be used for, manufacturing, processing, packing, labeling and holding any drug are established, operated and administered in conformity with the Federal Food, Drug and Cosmetic Act and the FDA's Current Good Manufacturing Practice regulations. As part of satisfying the foregoing requirements, the Company is required to validate the manufacturing process for each solid dosage drug product prior to manufacturing consent decree to manufacture and ship from it facilities six identified drug products at it own risk provided that(i) at least twice per month, the Company's independent expert certifies that each batch of drug products upon validation will have been manufactured in accordance with the FDA Regulations and the formulation described in the drug products approved NDA ("New Drug Application" ) or ANDA, until such time as validation is completed fro these products; and (ii) for any batches of these products that have already been manufactured, such certification will include certification by a Company representative with personal knowledge of the records relating to such drug that they are accurate and complete and a certification signed by an independent expert that he has personally reviewed the records provided and that in his professional opinion, the foregoing requirement concerning validation has been met. The Company commenced shipments of five of the six solid dosage products under the foregoing certification process. After review by the Company and its consultants one of the Company's six core products, hydrocodone bitartrate 5mg and acetominophen 500 mg tablet, discrepancies were discovered with some of the data in the Company's ANDA. This resulted in a voluntary recall of this product and the withdrawl of the ANDA.

        On June 21, 1993, the Company entered into a plea agreement with the Department of Justice to resolve the government's investigation. Under the terms of the pleas agreement, the Company agreed to resolve the government's investigation. Under the terms of the peas agreement, the Company agreed to pleased guilty to five counts of adulteration of a single drug product shipped in interstate commerce and related recordkeeping violation. The pleas agreement also requires the Company to pay fine of $2,500,000 over five years in quarterly installments of $125,000 beginning September 15, 1993. As of March 31, 1995, the Company has paid two quarterly installments and several partial payments. The plea agreement stipulated that if the Company does not make timely payments, the entire fine becomes due and payable. As a result, the entire Department of Justice Settlement has been reclassified as a current liability in the 1994 consolidated balance sheets. At the present time, no action has been initiated by the Department of Justice to require payment of the entire amount.

        On March 31, 1993, and April 1, 1993, five lawsuits were filed by shareholders against the Company and three or more of the Company's directors. In June 1994, the plaintiffs of the five lawsuits and the two shareholder-derivative lawsuits and the Company agreed to a settlement of these lawsuits. The Company agreed to pay to the plaintiffs $1,000,000 in cash, which has been paid by the Company's insurance carrier and, at the Company's option, either (I) the issuance of shares of the Company's common stock having a value, as of the date of the distribution of $3,000,000 or (ii) the payment by the Company of $3,000,000 in cash or (iii) any combination of issuance of shares or payment by the Company having a combined value as of date of distribution of $3,000,000. The remainder of the settlement, $3,000,000, will be paid by the Company after court approval is obtained by plaintiffs attorney for distribution.

        On November 12, 1993, the Securities and Exchange Commission("SEC") requested that the Company provide to the SEC, on a voluntary basis, information and documents regarding the ingredients and filings relating to the following drugs; quinidine gluconate, propylthiorical, acetaminophen and codeine phosphate, metronidazole, quinidine sulfate, and hydralazine hydrochloride. The SEC advised the Company that the inquiry relates to public information disseminated by the Company and trading in the Company's securities during the period August 1987 through July 1993. The Company is cooperation with the SEC and has made available various documents. Theses documents relate to the testing, formulations and sale of these drugs which were maintained by the Company at the offices of its counsel in Maryland. In April 1994, the SEC requested additional documentation regarding these matters. The Company has complied with the additional request. On July 5, 1994, the Company made formal submission to the SEC and outlined the parameters of a proposed settlement. An additional submission was made on January 31, 1995 to bring additional information to the SEC. The Company is unable to predict the likelihood of an unfavorable outcome as a result of this inquiry and, accordingly, no provision has been made for any potential costs.

        A lawsuit has been filed by the minority shareholders of H. R. Cenci Laboratories, Inc.("Cenci") and Cenci Powder Products, Inc. against the Company and several of the officers of the Company The lawsuit alleges that the Company has breached several representations made during the course o negotiations leading to the Company's purchase of 51% of the stock of Cenci. This action seeks unspecified compensatory damages, as well as punitive damages, rescission, specific performance, reformation and a declaration as to what amount, if any is owed to plaintiff. because of the early stage of this action, it is not possible at this time to predict with reasonable certainty the ultimate outcome of this matter and, accordingly, no provision has been made for any potential costs relating to this matter.


                        HALSEY DRUG CO.,INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                               Percentage Change
                                                                                  Year-to-Year
                                                  Percentage of Net Sales     Increase (decrease)
                                                  -----------------------     -------------------

                                                  Three months ended March     Three months ended
                                                  ------------------------     ------------------
                                                            31                     March 31
                                                            --                     --------
                                                                                           1995
                                                                                             to
                                                        1995            1994               1994
                                                        ----            ----               ----
                                                           %               %                  %
                                                           -               -                  -
Net Sales                                              100.0           100.0                6.2
Cost of Goods                                           74.4            78.3               10.8
                                                        ----            ----               ----
Gross Profit                                            25.6            21.7             (10.6)

Research & Development                                   2.3              .4            (387.5)
Selling, General and administrative expenses            22.4            23.3               10.0
                                                       -----           -----              -----
Earnings(loss) from operations                            .9           (2.0)              143.3

Gain on the sale of assets                              33.3                              100.0
                                                        ----                              -----

Interest expense                                       (3.3)           (2.2)               26.1
                                                       -----           -----               ----
Earnings before income taxes                            30.9           (4.2)              786.2

Provision for income taxes                               4.3
                                                         ---           ----               -----

Net earnings (loss)                                     26.6           (4.2)              690.6
                                                        ====           =====              =====

Net Sales
---------

        The Company's net sales for the three months ended March 31, 1995 of $6,873,000 represents a decrease of $451,000 (6.2%) as compared to net sales for the three months ended March 31, 1994 of $7,324,000. The decrease in 1995 is primarily attributable to the discontinuance of shipments of liquid products subsequent to the second quarter of 1994.

Cost of Goods Sold
------------------

        For the three months ended March 31, 1995, cost of goods sold decreased by approximately $619,000 as compared to the three months ended March 31, 1994. The decrease for 1994 is primarily attributable to the suspension of shipments of certain liquid products of Cenci as a result of the Company's review of operations at this location. In an effort to reduce the loss from lower revenues at this subsidiary, the Company has reduced its operating costs through significant reductions in personnel and other expenses at Cenci. The Company's gross margin as a percentage of sales for the three months ended March 31, 1995 was 25.6% as compared to 21.7% for the three months ended March 31, 1994.

Selling, General and Administrative Expenses
--------------------------------------------

        Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 1995 and 1994 were 22.4% and 21.7%, respectively. These expenses decreased by approximately $171,000 or 10.0% as compared to 1994. The decrease was attributable to cost saving measures effected by management during the year, combined with a reduction in freight costs associated with the reduced sales volume at the subsidiary location.

Gain on Sale of Assets
----------------------

        On March 21, 1995, the Company sold its abbreviated new drug applications("ANDA") for 5mg Oxycodone HCL/325mg and Acetaminophen Tablets("Tablets") and certain equipment used in the production of Tablets for up to $5.4 million to Mallinckrodt. The Company received $ 500,000 of the proceeds in July 1994, which was recorded as deferred income on the Company's Decembe 31, 1994 consolidated balance sheet. Mallinckrodt aslo paid the Company $2,000,000 on March 21, 1995 and the remainder will be payable as follows:(i) $1,000,000 upon the Company receiving general clearnace from the FDA that it is in compliance with certain provisions of the consent decree dated June 29, 1993, and (ii) $1,900,000 at the earlier of (a) Mallinckrodt receiving certain authorizations from the FDA or (b) September 21, 1997("Deferred Payments"). Mallinckrodt also agreed to defer $1,200,000 of the Company's trade debt due to an affiliate of Mallinckrodt. For the three months ended March 31, 1995, the Company has recorded a gain of $2,288,000 for the sale of the ANDA and related equipment net of expenses related to the sale. If, prior to the time it is possible for Mallinckrodt to commence production under the Tablets ANDA or any new Tablets ANDA at its own facility, and the Company ceases or is forced to cease or substantially curtail production under the Tablets ANDA, as a consequence of (i) any action or business difficulty, then Mallinckrodt has the right to cancel payment of any yet unpaid portion of the Deferred Payment ($1.9 million) and shall further have the right to a full refund of any portion of the Deferred Payment already made to the Company.

Interest Expense
----------------

        Interest expense for 1995 increased by $65,000 as compared to 1994 as a result of an increase in the prime rate during 1994.

(Benefit) Provision for Income Taxes
------------------------------------

        The Company had a tax provision of $296,000 as a result of available net operating loss carryforward. In 1994, the Company had no tax benefit since the available loss carryback to prior years was utilized by the net operating loss for 1993 carryback to the prior three years.

Net Earnings (Loss)
-------------------

        For the three months ended March 31, 1995, the Company had net earnings of $1,831,000 as compared to a net loss of $310,000 for the three months ended March 31, 1994. This increase is primarily attributable to the gain on the sale of assets in the amount of $2,288,000.

Liquidity and Capital Resources
-------------------------------

        At March 31, 1995, the Company had cash and cash equivalents of $172,000 as compared to $27,000 at March 31, 1994. The Company had a working capital deficiency at March 31, 1995 of $1,012,000 and $4,451,000 at December 31, 1994.

        As a result of the decline in shipments of solid dosage products from the Company's Brooklyn plant following the entry of the consent decree, and as a result of the lack of available borrowing under the Company's credit agreement, the Company's liquidity position has been materially adversely affected since June 30, 1993 and the Company's capital resources have been severely limited. The Company has actively sought to reduce its operating costs at the Brooklyn plant, where it has made significant reductions in personnel at the Brooklyn plant. In addition, the Company's liquidity position has been affected during the second half of 1994 by the discontinuance of shipments of liquid products from its Cenci subsidiary as a result of review completed by the Company of this liquid operation. In an effort to reduce the loss from lower revenues at this subsidiary, the Company has reduced its operating costs at Cenci through significant reductions of personnel and other expenses.

        Under the terms of the plea agreement with the DOJ, the Company has agreed to pay a $2,500,000 fine, payable in quarterly installments of $125,000 over five years. Two installments have been paid to date. Only additional partial payments have been paid in the amount of $30,000. The agreement with the DOJ stipulates if any payments are not made in a timely fashion, the entire amount of the fine shall become due and payable immediately. As a result, the entire amount of the settlement has been classified as current as of December 31, 1994. As of the current date, no action has been initiated to require immediate payment of the entire amount; however, the Company has recently made several partial payments.

        In May 1994, the Company and its banks amended the credit agreement to
(i) modify the terms of the warrants by adjusting the initial exercise price per share of the warrants to $2.875; (ii) require the payment of any income tax refunds of the Company and its subsidiaries to an escrow account maintained by a designated agent; (iii) require the maintenance of a consultant for designated duties specified in the agreement; (iv) restrict certain payments made by the Company or its subsidiaries; and (v) require the reimbursement of certain fees incurred by the banks in connection with the credit agreement.

        In July 1994, the Company and its banks further amended the credit agreement to extend the due date to December 31, 1994, to modify certain financial covenants, to restrict the use of proceeds of loans and advances received by the Company including the receipts from the agreement with Mallinckrodt and to require the reimbursement of certain fees to the bank in connection with this agreement. As consideration, the Company issued 77,988 new warrants, at an exercise price of $3.4375 per share, and agreed to issue additional warrants, for each month the loan remains outstanding through the due date of December 31, 1994. The Company has issued warrants for the purchase of an aggregate of 203,939 shares at exercise prices varying from $2.875 to $2.25 per share. Such warrants were valued at $100,000 in 1993 and $100,000 in 1994. The fair value of the warrants, $200,000, as determined by the Company's Board of Directors, has been recorded by the Company as additional paid-in-capital and a discount to bank debt which is being amortized through the extended maturity date of the credit agreement, which is August 31, 1995.

        In July 1994, the Company received an income tax refund of $470,000, net of penalties and interest, which the Company used to reduce the outstanding debt and to pay interest and fees outstanding to the banks.

        In March 1995, the Company and its banks restructured the credit agreement to include an extension of the due date to August 31, 1995, modification of the financial covenants, reduction of the exercise prices of all warrants in excess of $2 3/8 per share and extension of the expiration date of the warrants to December 1999. As consideration for these modifications, the banks received $1,500,000 of the proceeds received from the transaction with Mallinckrodt. Funds have been applied to reduce outstanding principal by approximately $1,113,000 to approximately $3,777,000, to pay accrued interest (approximately $154,000) and fees (approximately $233,000).

        On March 30, 1995, the Company signed the Zatpack Agreement with Zatpack which provides for the purchase of 500,000 shares of common stock of the Company by Zatpack in consideration of $1,000,000($982,000 net of expenses).

        As previously indicated, the Company has continued to actively pursue financing. At the current time, the Company is discussing with several parties obtaining financing which will replace the Company's banks and provide additional working capital. There can be no assurance that the Company will be able to obtain any such financing on commercially acceptable terms.

PART II   OTHER INFORMATION
---------------------------

   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------

       (a)  Exhibits:
            Financial Data Schedule

       (b)  Reports on Form 8-K
            Current report on Form 8-K dated as of
            March 21, 1995: Item 5 - Other Events; and
                            Item 7 - Financial Statements

                             SIGNATURES
                             ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HALSEY DRUG CO., INC.



Date: October 3, 1996                         BY:/s/Rosendo Ferran
                                                 ------------------
                                              Rosendo Ferran
                                              President and Chief
                                              Executive Officer

Date: October 3, 1996                         BY: /s/ Robert J. Mellage
                                                 ---------------------
                                              Robert J. Mellage
                                              Corporate Controller