Form 10-Q/A
period 1995-06-30
HALSEY DRUG CO INC/NEW
filed 1996-10-04
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                  Amendment No. 1

(MARK ONE)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 1995

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
--------------------------------------------------------------------------------
    (State or other Jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                   Identification No.)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 50 days. (Form 10-K for the year ended December 31, 1994, and Forms 10-Q for quarters ended June 30, 1994 and September 30, 1994 were filed late).

YES__________  NO____X_____

As of August 11, 1995, the registrant had 7,609,537 shares of Common Stock, $.01 par value, outstanding.

                          HALSEY DRUG CO., & SUBSIDIARIES
                          -------------------------------


                                       INDEX
                                       -----

      PART I.  FINANCIAL INFORMATION
      ------------------------------

    Item 1. Financial Statements (Unaudited)                              Page #
                                                                         ------
            Condensed Consolidated Balance Sheets-                          3
            June 30, 1995 and December 31, 1994

            Condensed Consolidated Statements of                            5
            Operations - Three and six months ended June 30, 1995
            and June 30, 1994

            Consolidated Statements of Cash                                 6
            Flows - Six months ended June 30, 1995
            and June 30, 1994

            Consolidated Statements of Stockholders'                        7
            Equity - Six months ended June 30, 1995

            Notes to Condensed Consolidated Financial                       8
            Statements

   Item 2.  Management's Discussion and Analysis of Financial              15
            Condition and Results of Operations

      PART II.  OTHER INFORMATION
      ---------------------------

   Item 6.  Exhibits and Reports on Form 8-K

   SIGNATURES

                           PART I. FINANCIAL INFORMATION

                            ITEM 1. FINANCIAL STATEMENTS

                       HALSEY DRUG CO., INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  (UNAUDITED)
          (Amounts in thousands)                   June 30,      December 31
                                                     1995          1994
--------------------------------------------------------------------------------

CURRENT ASSETS

      Cash                                             $  38       $  28

      Accounts Receivable - trade, net
        of allowances for doubtful
        accounts of $209 and $755
        1995 and 1994, respectively                    1,603       2,326

      Inventories                                      7,701       6,835

      Prepaid insurance and other current                537         496
        assets

      Deferred income tax                                            296
                                                    --------    --------
           Total current assets                        9,879       9,981

PROPERTY PLANT & EQUIPMENT, NET                        7,841       8,561

OTHER ASSETS                                             623         734
                                                         ---         ---


                                                     $18,343     $19,276
                                                     =======     =======


The accompanying notes are an integral part of these statements

                       HALSEY DRUG CO., INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------
                                             (UNAUDITED)
(Amounts in thousands)                            June 30,  December 31,
                                                   1995          1994
------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdraft                                 $   642       $   218
    Current maturities of long-term debt             3,754         4,850
    Department of Justice settlement                 1,964         2,013
    Accounts payable                                 2,896         4,414
    Accrued expenses and other liabilities           1,917         1,823
    Advances from minority stockholders                206           418
    Income taxes payable                                27           196
    Deferred income                                                  500
                                                   -------        ------

                Total current liabilities           11,406        14,432

LONG-TERM DEBT                                       2,544         2,492

LITIGATION SETTLEMENT                                3,000         3,000

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $.0l par value; authorized
    20,000,000, shares;  issued and                     81            76
    outstanding 8,109,537 shares at June
    30, 1995 and 7,609,537 shares at
    December 31, 1994

  Additional paid-in capital                        10,990        10,162

  Accumulated deficit                              (9,678)      (10,886)
                                                   -------      --------

                                                     1,393         (648)

                                                   $18,343       $19,276

The accompanying notes are an integral part of these statements

                          HALSEY DRUG CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

---------------------------------------------------------------------------------------

Amounts in thousands except per share data        For the six         For the three
                                                  months ended        months ended
                                            --------------------  ---------------------
                                                   June 30,             June 30,
                                                   --------             --------
                                               1995      1994        1995        1994
                                               ----      ----        ----        ----
---------------------------------------------------------------------------------------
Net Sales                                    $11,756    $13,038     $4,883      $5,714

Cost of goods sold                             8,819     10,723      3,705       4,990
                                               -----     ------      -----       -----

   Gross profit                                2,937      2,315      1,178         724

Research & Development                           307        158        151         126

Selling, general and administrative            2,981      3,687      1,443       1,978
                                               -----      -----      -----       -----
expenses

   Loss from operations                        (351)    (1,530)      (416)     (1,380)

Gain on the sale of assets                     2,288          -          -           -
                                                              -          -           -
Other income                                       6        112          4          91
Interest expense                               (439)      (391)      (211)       (210)
                                               -----      -----      -----       -----


   Earnings (loss) before income taxes         1,504    (1,809)      (623)     (1,499)

Provision for income taxes                       296          -          -          -
                                                 ---          -          -          -

  NET  EARNINGS (LOSS)                        $1,208   ($1.809)     ($623)    ($1,499)
                                              ======   ========     ======    =======



   Net  earnings (loss)  per common share      $0.15    ($0.25)    ($0.08)     ($0.21)
                                               =====    =======     ======    =======

Weighted average number of outstanding
 shares                                    7,884,986  7,109,537  8,109,537   7,109,537
                                           =========  =========  =========   =========


The accompanying notes are an integral part of these statements

                            HALSEY DRUG CO., AND SUBSIDIARIES


                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
--------------------------------------------------------------------------------
              Amounts in thousands                              SIX MONTHS ENDED
                                                                     JUNE 30
                                                                1995      1994
                                                                ----      ----
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings(Loss)                                             $1,208   ($1,809)
                                                               ------   --------
Adjustments to reconcile net  earnings (loss) to net cash
used in operating activities
    Depreciation and amortization                                 799      1,012
    Gain on sale of assets                                    (2,288)
    Accrued Department of Justice interest                         31
    Deferred income taxes                                         296
    Changes in assets and liabilities
       Accounts receivable                                        723        132
       Inventories                                              (219)      1,564
       Prepaid insurance and other current assets                (41)      (125)
       Accounts payable                                       (1,332)    (1,150)
       Accrued expenses                                            94        232
       Income taxes payable                                     (169)       (24)
                                                              -------      -----

       Total adjustments                                      (2,106)      1,641
                                                              -------      -----
         Net cash used in operating activities                  (898)      (168)
                                                                -----      -----
 Cash flows from investing activities
    Capital expenditures                                        (180)       (58)
    Increase in other assets                                                 119
    Proceeds from sale of assets                                2,000
                                                                -----    -------
      Net cash provided by investing activities                 1,820         61
                                                                -----         --

Cash flows from financing activities
    Payment of long term debt                                 (1,044)      (106)
    Proceeds from issuance of common stock                                  (52)
    Payment to Department of Justice                             (80)
    Bank overdraft                                                424        105
    Advances from former minority stockholder                   (212)        210
                                                                -----        ---
      Net cash (used in) provided by financing activities       (912)        157
    NET INCREASE IN CASH AND CASH EQUIVALENTS                      10         50

Cash and cash equivalents at beginning of period                   28         32
                                                                   --         --

Cash and cash equivalents at end of period                        $38        $82
                                                                  ===        ===

The accompanying notes are an integral part of these statements.

                                HALSEY DRUG CO., INC. AND SUBSIDIARIES


                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Six Months Ended June 30, 1995
Amounts in thousands except per share data
                                                            (UNAUDITED)

---------------------------------------------------------------------------------------------------------------
                                     Common Stock $.01 par value    Additional    Accumulated
                                     ---------------------------    ----------    -----------
                                          Shares          Amount  Paid-In Capital     Deficit           Total
                                          ------          ------  ---------------     -------           -----

     Balance at December 31, 1994      7,609,537           $76        $10,162      ($10,886)            ($648)

     Net earnings for the six                                                          1,208             1,208
       months ended June 30, 1995

     Issuance of common stock            500,000             5            828          - 0 -               833
                                        --------        ------         ------     ----------             -----
     Balance at June 30, 1995          8,109,537           $81        $10,990       $(9,678)            $1,393
                                       =========           ===        =======       ========            ======

The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - Basis of Presentation
         ---------------------

      The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the three month and six month periods ended June 30, 1995 have been made, but the financial results for the six month and three month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1995. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1994 included in the Company's Annual Report on Form 10-K.

Note 2 -  Inventories
          -----------
                                          (Amounts in thousands)
      Inventories consists of the following:
                                               June 30, 1995 December 31, 1994

        Finished Goods                                $2,140            $1,990
        Work in Process                                1,517            $1,301
        Raw Materials                                  4,044            $3,544
                                                       -----            ------
                                                      $7,701            $6,835
                                                      ======            ======

NOTE 3 - Lines of Credit and Long-Term Debt
         ----------------------------------

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

      The Company and its banks amended the credit agreement to include the stock of certain subsidiaries, the accounts receivable of the Company's Houba, Inc. subsidiary, and the parent company's inventory and equipment as additional collateral, to increase the initial margin rate to 2% (10.5% at June 30, 1995), to restrict certain payments made by the Company, to require payment to be made by the Company to the banks of any income tax refunds received by the Company, to extend the maturity date to August 31, 1995, and to agree in principal to modify the financial covenants at a later date. In addition, if the outstanding borrowings are not repaid by August 31, 1995, the Company is required to pay an additional 3% of the then outstanding principal due to the banks.

      As consideration for the above amendments and the Company's continued borrowings in excess of the borrowing formula, the Company has issued to the banks stock warrants, expiring December 31, 1999, to purchase up to 635,653 shares of the Company's common stock at exercise prices ranging from $2.13 to $2.275 per share (subject to the anti-dilution provisions of the credit agreement, as amended). The fair value of the warrants, $200,000, as determined by the Company's Board of Directors, has been recorded by the Company as additional paid-in capital and a discount to bank debt which is being amortized through the maturity date, August 31, 1995.

      In July 1995, The Company and its banks amended the credit agreement as a result of the Company having consummated a private offering on July 18, 1995 as discussed in Note 6. As consideration for waiving any breach or default under the Credit Agreement as a result of the private offering, the Bank group received $500,000 of the proceeds as payment for interest, fees and principal and an extension of the warrant exercise period to July 17, 2000. In addition, the exercise prices of all warrants for 635,653 shares of the Company's common stock have been adjusted for any anti-dilution to prices ranging from $2.13 to $ 2.275.

Convertible Subordinated Promissory Note

      Pursuant to the Zatpack, Inc. ("Zatpack") agreement , the Company issued a convertible subordinated promissory note dated December 31, 1994, to Zatpack, for the cancellation of trade payables and advances by Zuellig Group N.A. Inc. ("Zuellig") to the Company's subsidiaries, in the amount of $1,292,000, bearing interest at 8% per annum, compounded annually, due December 1, 1997. The outstanding principal, plus all accrued and unpaid interest, can be converted, at the option of Zatpack, into the Company's common stock at the rate of one share of common stock for every $2.41 of principal and interest being converted ( the $2.41 is subject to the anti-dilution provisions of the promissory note). The note is subordinated to bank debt.

Subordinated Promissory Note

      On March 21, 1995, the Company satisfied certain accounts payable by issuing a subordinated promissory note to Mallinckrodt Chemical Acquisition, Inc. ("Mallinckrodt") for $1,200,000, bearing interest at 8% per annum, with interest and principal payable at the earlier of: (i) receipt by Mallinckrodt of all necessary authorization from the U. S. Food and Drug Administration (the "FDA") or (ii) September 21,1997. The note is collateralized by substantially all of the assets of the Company and is subordinated to future bank indebtedness of up to $8,000,000. The $1,200,000 note represents the deferral of payment by the Company of a portion of its December 31, 1994 accounts payable due to an affiliate of Mallinckrodt.

Borrowings under lines of credit and long-term debt consist of the following at June 30, 1995 and December 31, 1994.

                                                  (Amounts in thousands)

                                                    1995         1994
                                                    ----         ----

     Borrowing under lines of credit              $3,754       $4,850

     Convertible subordinated promissory           1,344        1,292
     note

     Subordinated promissory note                  1.200        1,200
                                               ---------    ---------
                                                   6,298        7,342
     Less current maturities                       3,754        4,850
                                                   -----        -----
                                                  $2,544       $2,492
                                                  ======       ======

NOTE 4 - Gain on Sale of Assets

      On March 21, 1995, the Company sold its abbreviated new drug application ("ANDA") for 5mg Oxycodone HCl/325mg and Acetaminophen Tablets ("Tablets") and certain equipment used in the production of the Tablets for up to $5,400,000 to Mallinckrodt. The Company received $500,000 of the proceeds in July 1994, which was recorded as deferred income on the Company's December 31, 1994 consolidated balance sheet. Mallinckrodt also paid the Company $2,000,000 on March 21,1995 and the remainder will be payable as follows: (i) $1,000,000 upon the Company receiving general clearance from the FDA for unrestricted operations at its Brooklyn facility and written notice from the FDA that it is in compliance with certain provisions of the consent decree dated June 29, 1993 and (ii) $1,900,000 at the earlier of (a) Mallinckrodt receiving certain authorizations from the FDA or (b) September 21, 1997 ("Deferred Payments"). Mallinckrodt also agreed to defer $1,200,000 of the Company's trade debt due to an affiliate of Mallinckrodt. For the six months ended June 30, 1995, the Company has recorded a gain of $2,288,000 for the sale of the ANDA and related equipment net of expenses related to the sale.

The Company has revised the gain recorded on the sale of assets to Mallinckrodt and will not recognize the Deferred Payment until the earlier of (i) Mallinckrodt receiving certain authorizations from the FDA or (ii) March 31, 1998. The effect of the adjustments on the accompanying financial statements is as follows (in thousands, except for per share amounts):

As of June 30, 1995:
                                   As Previously Reported       As Restated
                                   ----------------------       -----------

Net Earnings                                   $3,108,000        $1,208,000
Net earnings per common stock                        $.39              $.15
Long Term Receivable                            1,900,000                 0
Accumulated Deficit                           (7,788,000)       (9,678,000)

      In connection with the agreement, the Company agreed to manufacture Tablets for Mallinckrodt for a period of three years and Mallinckrodt agreed to order a minimum number of Tablets from the Company for two years ending March 21, 1997. The Company and Mallinckrodt entered into a non competition agreement pursuant to which the Company agreed not to compete with Mallinckrodt and its affiliates with respect to the Tablets ANDA until March 21, 2000.

      In addition, the Company issued to Mallinckrodt an option to purchase the ANDA for oxycodone/acetaminophen capsules at an exercise price equal to 3/4 of annual net capsule revenue, as defined. Upon exercise of the option, the Company and Mallinckrodt would enter into agreements pursuant to which the Company would (i) manufacture oxycodone and acetaminophen capsules for Mallinckrodt for a period of time and (ii) be prohibited from competing with Mallinckrodt and its affiliates with respect to the production of capsules.


NOTE 5 - Sale of Common Stock

      On March 30, 1995, the Company entered into an Agreement with Zatpack for the purchase of 500,000 shares of common stock of the Company by Zatpack, with registration rights, in consideration of $1,000,000 ($983,000 net of expenses). The $1,000,000 consideration consists of the cancellation of indebtedness (incurred by the Company's subsidiaries for the purchase of raw materials delivered or being delivered from affiliates of Zuellig) and shares of the Company's Indiana Fine Chemicals Corporation subsidiary valued at $150,000. As a result of the above transaction, the Company owns 100% of Indiana Fine Chemical Corporation. In addition, as described in Note 3 previously, the Company issued a convertible promissory note to Zatpack, dated December 1, 1994. Zatpack has acquired the above assets from Zuellig and its subsidiaries.

NOTE 6 - Contingencies

      The Company currently is a defendant in several lawsuits involving product liability claims. The Company's insurance carriers have assumed the defense for all of these actions. Management is of the opinion that final disposition of these lawsuits will not result in a material adverse impact on the financial condition of the Company.

      On June 29, 1993, the Company entered into a consent decree with the U. S. Attorney for the Eastern District of New York on behalf of the FDA that resulted from the FDA's investigation of the Company. Under the terms of the consent decree, the Company was enjoined from shipping any solid dosage drug products, (i.e., excluding liquid drug formulations) manufactured at the Company's facilities until the Company established, to the satisfaction of the FDA, that the methods used in, and the facilities and controls to be used for, manufacturing, processing, packing, labeling and holding any drug are established, operated and administered in conformity with the Federal Food, Drug and Cosmetic Act and the FDA's Current Good Manufacturing Practice regulations. As part of satisfying the foregoing requirements, the Company is required to validate the manufacturing process for each solid dosage drug product prior to manufacturing and shipping the drug product, except that the Company is permitted under the terms of the consent decree to manufacture and ship from its facilities six identified drug products at its own risk provided that (i) at least twice per month, the Company's independent expert certifies that each batch of drug product upon validation will have been manufactured in accordance with the FDA Regulations and the formulation described in the drug products approved NDA ("New Drug Application") or ANDA, until such time as validation is completed for these products; and (ii) for any batches of these products that have already been manufactured, such certification will include certification by a Company representative with personal knowledge of the records relating to such drug that they are accurate and complete and a certification signed by an independent expert that he has personally reviewed the records provided and that in his professional opinion, the foregoing requirement concerning validation has been met. The Company commenced shipments of five of the six solid dosage products under the foregoing certification process. After review by the Company and its consultants of one of the Company's six core products, hydrocodone bitartrate 5mg and acetaminophen 500mg tablet, discrepancies were discovered with some of the data in the Company's ANDA. This resulted in a voluntary recall of this product and the withdrawal of the ANDA.

      On June 21, 1993, the Company entered into a plea agreement with the Department of Justice to resolve the government's investigation. Under the terms of the plea agreement, the Company agreed to plead guilty to five counts of adulteration of a single drug product shipped in interstate commerce and related recordkeeping violations. The plea agreement also requires the Company to pay a fine of $2,500,000 over five years in quarterly installments of $125,000 beginning September 15, 1993. As of June 30, 1995, the Company has paid two quarterly installments and several partial payments. The plea agreement stipulated that if the Company does not make timely payments, the entire fine becomes due and payable. As a result, the entire Department of Justice settlement has been reclassified as a current liability in the December 31,1994 consolidated balance sheets. At the present time, no action has been initiated by the Department of Justice to require payment of the entire amount.

      On March 31, 1993 and April 1, 1993, five lawsuits were filed by shareholders against the Company and three or more of the Company's directors. In June 1994, the plaintiffs of the five lawsuits and the two shareholder-derivative lawsuits and the Company agreed to a settlement of these lawsuits. The Company agreed to pay to the plaintiffs $1,000,000 in cash, which has been paid by the Company's insurance carrier and, at the Company's option, either (i) the issuance of shares of the Company's common stock having a value, as of the date of distribution of $3,000,000 or (ii) the payment by the Company of $3,000,000 in cash or (iii) any combination of issuance of shares or payment of cash by the Company having a combined value as of the date of distribution of $3,000,000. The remainder of the settlement, $3,000,000, will be paid by the Company after court approval is obtained by plaintiffs attorney for distribution.

      On November 12, 1993, the Securities and Exchange Commission ("SEC") requested that the Company provide to the SEC, on a voluntary basis, information and documents regarding the ingredients and fillings relating to the following drugs; quinidine gluconate, propylthiourical, acetaminophen and codeine phosphate, metronidazole, quinidine sulfate, and hydralazine hydrochloride. The SEC advised the Company that the inquiry relates to public information disseminated by the Company and trading in the Company's securities during the period August 1987 through July 1993. The Company is cooperating with the SEC and has made available various documents. These documents relate to the testing, formulations and sale of these drugs which were maintained by the Company at the offices of its counsel in Maryland. In April 1994, the SEC requested additional documentation regarding these matters. The Company has complied with the additional request. On July 5,1994, the Company made a formal submission to the SEC and outlined the parameters of a proposed settlement. An additional submission was made on January 31, 1995 to bring additional information to the SEC. In May 1995, a formal Order of Investigation was issued by the SEC covering the foregoing matters. In June 1995, additional documents were submitted. Officers and directors of the Company have also testified before the SEC. The SEC is now considering the Company's offer of settlement as submitted in July 1994. The Company is unable to predict the likelihood of an unfavorable outcome as a result of this inquiry and, accordingly, no provision has been made for any potential costs.

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

NOTE 7 -Subsequent Events
        -----------------

      The Company consummated a private offering (the "Offering") of 408 units ( "Units" ) of securities on July 18, 1995 for an aggregate purchase price of $4,080,000. Each Unit consisted of (i) a 10% convertible subordinated debenture in the principal amount of $ 10,000 (the "Debentures") issued at par and (ii) 750 redeemable common stock purchase warrants( "Warrants" ).

      The Debentures will become due and payable as to principal five years from the date of issuance. Interest, at the rate of 10% per annum, is payable on a quarterly basis. The Debentures are convertible at any time after issuance into shares ( the "Conversion Shares" ) of common stock, $ .01 par value per share (the "Common Stock"), of the Company at a conversion price (the " Conversion Price" ) of $ 2.00 per share, subject to adjustment.

      Each Warrant entitles the holder to purchase one share of Common Stock ( the "Warrant Shares" and collectively with the conversion shares, the underlying shares ) for $ 2.00 subject to adjustment, during the five year period commencing on the date of issuance. The Warrants are redeemable by the Company at a price of $ .01 per Warrant at any time commencing one year after issuance, upon not less than 30 days prior written notice, if the last sale price of the Common Stock on the American Stock Exchange, Inc. ( the "Exchange" ) following such one year anniversary equals or exceeds $ 2.00 per share ( the " Threshold" ) for the 20 consecutive trading days ending on the third day prior to the notice of redemption to holders.

      The Company will undertake to register the Underlying Shares under the Securities Act of 1933, as amended (the "Securities Act" ). The Company will also seek to have the Underlying Shares approved for listing on the Exchange.

      The Units are convertible (in the case of the Debentures) and/or exercisable (in the case of the Warrants), as the case may be, into 2,346,000 Underlying Shares, or approximately 24% of the issued and outstanding Common Stock of the Company immediately after the Offering. The Company reserved 1,846,000 shares of authorized but unissued shares of Common Stock for issuance upon conversion of the Debentures and exercise of the Warrants; the 500,000 remaining Underlying Shares (the "RPI Shares" ) will be represented by treasury shares which the Company has repurchased from Ranbaxy Pharmaceuticals, Inc. ("RPI") with $1,100,000 of the net proceeds of the offering.

      The net proceeds of the Offering ( after giving effect to the repurchase of the RPI Shares) was approximately $ 2,628,175. The Company was required to use $500,000 of such net proceeds to repay a portion of its bank debt. The Company intends to utilize the balance of the net proceeds of the Offering for the following purposes: for registration of the Underlying Shares under the Securities Act; for the purchase of equipment; for research and development expenses; and for working capital.

                                     HALSEY DRUG CO.,INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------------------
                                   Six months ended               Three months ended
                                       June 30                          June 30
                           -----------------------------------------------------------------
                                                Percentage                      Percentage
                                                  Change                          Change
                                               Year-to-Year                    Year-to-Year
                            Percentage of Net    Increase   Percentage of Net    Increase
                                  Sales         (decrease)        Sales         (decrease)
                                  -----         ----------        -----         ----------
-------------------------------------------------------------------------------------------
                                                  1995 as                         1995 as
                                                compared to                     compared to

                                1995      1994          1994      1995     1994         1994
                                ----      ----          ----      ----     ----         ----

                                   %         %             %         %        %            %
Net Sales                      100.0     100.0         (9.8)     100.0    100.0       (14.5)
Cost of Goods                   75.0      82.2        (17.7)      75.9     87.3       (25.7)
                                ----      ----                    ----     ----
Gross Profit                    25.0      17.8          26.9      24.1     12.7         62.7

Research & Development           2.6       1.2          94.3       3.1      2.2         19.8
Selling, General and            25.4      28.3        (19.1)      29.6     34.6       (27.0)
administrative expenses
                               -----     -----                   -----    -----
Earnings (loss) from           (3.0)    (11.7)          77.1     (8.6)   (24.2)         69.9
operations

Gain on the sale of assets      19.4     -----         100.0     -----    -----        -----
                                         -----                   -----    -----

Other income                      .1        .9        (94.6)        .1      1.6       (95.4)
Interest expense               (3.7)     (3.0)          55.2     (4.3)    (3.7)         73.9
                               -----     -----                   -----    -----         ----
Earnings before income          12.7    (13.8)         183.1      12.8   (26.3)         58.5
taxes

Provision for income taxes       2.5     -----         100.0   -------    -----       ------
                                 ---     -----                 -------    -----
Net earnings (loss)             10.2    (13.8)         166.8    (12.8)   (26.3)         58.5
                                ====    ======                  ======   ======

Six months ended June 30, 1995 vs Six months ended June 30, 1994
----------------------------------------------------------------

Net Sales
---------

      The Company's net sales for the six months ended June 30, 1995 of $11,756,000 represents a decrease of $1,282,000 (9.8%) as compared to net sales for the six months ended June 30, 1995 of $13,038,000. The decrease in 1995 is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter by the Company of the tablets ANDA to Mallinckrodt which is partially offset by manufacturing revenue that the Company is receiving as part of its agreement with Mallinckrodt. In addition, the decrease has been impacted by a decline in shipments of liquid products subsequent to the second quarter of 1994.

Cost of Goods Sold
------------------

      For the six months ended June 30, 1995, cost of goods sold of $8,819,000 represents a decrease of approximately $1,904,000 as compared to $10,723,000 for the six months ended June 30, 1994. The decrease for 1995 is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter by the Company of the tablets ANDA combined with significant reductions in manufacturing costs of personnel and other expenses. The Company's gross margin as a percentage of sales for the six months ended June 30, 1995 was 25.0% as compared to 17.8% for the six months ended June 30, 1994.

Selling, General and Administrative Expenses
--------------------------------------------

      Selling, general and administrative expenses as a percentage of sales for the six months ended June 30, 1995 and 1994 were 25.4% and 28.3%, respectively. These expenses decreased by approximately $706,000 or 19.1% as compared to 1994. The decrease was attributable to cost saving measures effected by management during the year, a reduction in personnel and related costs combined with reductions in legal and consulting expenses.

Gain on Sale of Assets
----------------------

      On March 21, 1995, the Company sold the tablets ANDA and certain equipment used in the production of the Tablets for up to $5.4 million to Mallinckrodt. The Company received $500,000 of the proceeds in July 1994, which was recorded as deferred income on the Company's December 31, 1994 consolidated balance sheet. Mallinckrodt also paid the Company $2,000,000 on March 21,1995 and the remainder will be payable as follows: (i) $1,000,000 upon the Company receiving general clearance from the FDA for unrestricted operations at its Brooklyn facility and written notice from the FDA that it is in compliance with certain provisions of the consent decree dated June 29, 1993 and (ii) $1,900,000 at the earlier of (a) Mallinckrodt receiving certain authorizations from the FDA or (b) September 21, 1997 ("Deferred Payments"). Mallinckrodt also agreed to defer $1,200,000 of the Company's trade debt due to an affiliate of Mallinckrodt.
For the six months ended June 30, 1995, the Company has recorded a gain of $2,288,000 for the sale of the ANDA and related equipment net of expenses related to the sale. The Company has revised the gain recorded on the sale of assets to Mallinckrodt and will not recognize the Deferred Payment until the earlier of (i) Mallinckrodt receiving certain authorizations from the FDA or
(ii) March 31, 1998. The effect of the adjustments is disclosed in the notes to the financial statements.

Other Income
------------

      Other income decreased by $106,000 as compared to 1994. This decrease in other income is attributable to the sale by the Company of certain equipment which resulted in a gain during the second quarter of 1994.

Interest Expense
----------------

      Interest expense for 1995 increased by $48,000 as compared to 1994 as a result of an increase in the prime rate after the second quarter of 1994.

Provision for Income Taxes
--------------------------

      The Company had a tax provision of $296,000 as a result of available net operating loss carryforward. In 1994, the Company had no tax benefit since the available loss carryback to prior years was utilized by the net operating loss for 1993 carryback to the prior three years.

Net Earnings (Loss)
-------------------

      For the six months ended June 30, 1995, the Company had net earnings of $1,208,000 as compared to a net loss of $1,809,000 for the six months ended June 30, 1994. The increase in net earnings is attributable to the gain on the sale of assets of $ 2,288,000 net of the tax provision of $296,000, or $ 1,992,000.

Three months ended June 30, 1995 Vs three months ended June 30, 1994
--------------------------------------------------------------------

Net Sales
---------

      The Company's net sales for the three months ended June 30, 1995 of $4,883,000 represents a decrease of $831,000 (14.5%) as compared to net sales for the three months ended June, 1994 of $5,714,000. The decrease in 1995 is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter by the Company of the tablets ANDA to Mallinckrodt which is partially offset by manufacturing revenue that the Company is receiving as part of its agreement with Mallinckrodt. In addition, the decrease has been impacted by a decline in shipments of liquid products subsequent to the second quarter of 1994.


Cost of Goods Sold
------------------

      For the three months ended June 30, 1995, cost of goods sold decreased by approximately $1,285,000 as compared to the three months ended June 30, 1994. The decrease for 1995 is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter by the Company of the tablets ANDA and to the suspension of shipments of certain liquid products of Cenci as a result of the Company's review of operations at this location. In an effort to reduce manufacturing costs , the Company has decreased operating costs through significant reductions in personnel and other expenses. The Company's gross margin as a percentage of sales for the three months ended June 30, 1995 was 24.1% as compared to 12.7% for the three months ended June 30, 1994.

Selling, General and Administrative Expenses
--------------------------------------------

      Selling, general and administrative expenses as a percentage of sales for the three months ended June 30, 1995 and 1994 were 29.6% and 34.6%, respectively. These expenses decreased by approximately $535,000 or 27.0% as compared to 1994. The decrease was attributable to cost saving measures effected by management during the year achieved by a reduction in personnel and related costs combined with reductions in legal and consulting expenses.

Net Earnings (Loss)
-------------------

      For the three months ended June 30, 1995, the Company had net loss of $623,000 as compared to a net loss of $1,499,000 for the three months ended June 30, 1994. This decrease is attributable to cost saving measures effected by management during the year achieved by a reduction in personnel and related costs combined with reductions in legal and consulting expenses.

Liquidity and Capital Resources
-------------------------------

      At June 30, 1995, the Company had cash and cash equivalents of $38,000 as compared to $28,000 at March 31, 1994. The Company had a working capital deficiency at June 30, 1995 of $1,338,000 and $4,451,000 at December 31, 1994.

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

      Under the terms of the plea agreement with the DOJ, the Company has agreed to pay a $2,500,000 fine, payable in quarterly installments of $125,000 over five years. Two installments have been paid to date. Only additional partial payments have been paid . The agreement with the DOJ stipulates if any payments are not made in a timely fashion, the entire amount of the fine shall become due and payable immediately. As a result, the entire amount of the settlement has been classified as current as of December 31, 1994. As of the current date, no action has been initiated to require immediate payment of the entire amount.

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

      In March 1995, the Company and its banks restructured the credit agreement to include an extension of the due date to August 31, 1995, modification of the financial covenants, reduction of the exercise prices of all warrants in excess of $2.375 per share to $2.375 per share and extension of the expiration date of the warrants to December 1999. As consideration for these modifications, the banks received $1,500,000 of the proceeds received from the transaction with Mallinckrodt. Funds have been applied to reduce outstanding principal by approximately $1,113,000 to approximately $3,777,000, to pay accrued interest (approximately $154,000) and fees (approximately $233,000).

      In July 1995, The Company and its banks amended the credit agreement as a result of the Company having consummated a private offering on July 18, 1995 as discussed previously in Note 6 to the financial statements. As consideration for waiving any breach or default under the Credit Agreement as a result of the private offering, the Bank group received $500,000 of the proceeds as payment for interest, fees and principal and an extension of the warrant exercise period to July 17, 2000. In addition, the exercise prices of all warrants for 635,653 shares of the Company's common stock have been adjusted for any anti-dilution to prices ranging from $2.13 to $ 2.275.

      See "Gain on Sale of Assets" for a description of the transaction with Mallinckrodt..

      On March 30, 1995, the Company signed the Zatpack Agreement with Zatpack which provides for the purchase of 500,000 shares of common stock of the Company by Zatpack in consideration of $1,000,000 ($982,000 net of expenses).

      As previously indicated, the Company has continued to actively pursue financing. At the current time, the Company is discussing with several parties obtaining financing which will replace the Company's banks and provide additional working capital. There can be no assurance that the Company will be able to obtain any such financing on commercially acceptable terms.

      As described in Note 7 to the financial statements, the Company consummated a private offering of 408 Units of securities on July 18, 1995 for an aggregate purchase price of $4,080,000. Each Unit consisted of a 10% Debenture in the principal amount of $ 10,000 issued at par with 750 Redeemable Warrants.

      The Company undertook to register the Underlying Shares under the Securities Act and will also seek to have the Underlying Shares approved for listing on the Exchange.

      The net proceeds of the Offering ( after giving effect to the repurchase of the RPI Shares) was approximately $ 2,628,175. The Company was required to use $500,000 of such net proceeds to repay a portion of its bank debt. The Company intends to utilize the balance of the net proceeds of the Offering for the following purposes: for registration of the Underlying Shares under the Securities Act; for the purchase of equipment; for research and development expenses; and for working capital.

PART II     OTHER INFORMATION
-----------------------------

     Item 6.    Exhibits and Reports on Form 8-K
                --------------------------------

     (a)  Exhibits:
          Form of 10% convertible Subordinated Debenture
          Form of Redeemable Common Stock Purchase Warrant
          Letter Agreement, dated July 10, 1995, among Halsey Drug Co., Inc.,
                 The Chase Manhattan Bank, N.A., The Bank of New York and Israel Discount Bank of New York.

          Financial Data Schedule

     (b)  Reports on Form 8-K
          None

SIGNATURES
----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   HALSEY DRUG CO., INC.



Date: October 3, 1996                           BY: /s/ Rosendo Ferran
                                                   -------------------
                                                   Rosendo Ferran
                                                   President and Chief
                                                   Executive Officer

Date: October 3, 1996                           BY: /s/ Robert J. Mellage
                                                   ----------------------
                                                   Robert J. Mellage
                                                   Corporate Controller