Form 10-Q/A
period 1995-09-30
HALSEY DRUG CO INC/NEW
filed 1996-10-04
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------

                                             FORM 10-Q/A
                                           Amendment No. 1

(MARK ONE)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 1995

                                            OR

___     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

COMMISSION FILE NUMBER 1-10113

                             HALSEY DRUG CO., INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

           New York                                       11-0853640
--------------------------------------------------------------------------------
    (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

1827 Pacific Street
Brooklyn, New York                                        11233
-------------------------------------------------------------------------------
(Address of Principal executive officer)                 (Zip Code)

 (718) 467-7500
--------------------------------------------------------------------------------
(Registrants telephone number, including area code)

Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 50 days. (Form 10-K for the year ended December 31, 1994, and Forms 10-Q for quarters ended September 30, 1994 and March 31, 1995 were filed late).

YES__________  NO____X_____

As of November 10,1995, the registrant had 8,470,459 of Common Stock, $.01 par value, outstanding.

                         HALSEY DRUG CO., & SUBSIDIARIES
                         -------------------------------


                                      INDEX
                                      -----


 PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)                                 Page #

         Condensed Consolidated Balance Sheets-                               3
         September 30, 1995 and December 31, 1994

         Condensed Consolidated Statements of                                 5
         Operations - Three and nine months ended September 30, 1995 and September 30, 1994

         Consolidated Statements of Cash                                      6
         Flows - Nine months ended September 30, 1995
         and September 30, 1994

         Consolidated Statements of Stockholders'                             7
         Equity - Nine months ended September 30, 1995

         Notes to Condensed Consolidated Financial                            8
         Statements

 Item 2. Management's Discussion and Analysis of Financial                   15
         Condition and Results of Operations

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 5.  Other Information                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                   22

                                    PART I. FINANCIAL INFORMATION

                                    ITEM 1. FINANCIAL STATEMENTS

                               HALSEY DRUG CO., INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      (UNAUDITED)
          (Amounts in thousands)                    SEPTEMBER 30,   DECEMBER 31
                                                        1995           1994
--------------------------------------------------------------------------------

CURRENT ASSETS

        Cash                                           $     69      $      28

        Accounts Receivable - trade, net
          of allowances for doubtful
          accounts of $193 and $755
          1995 and 1994, respectively                     1,763          2,326

        Inventories                                       8,391          6,835

        Prepaid insurance and other current assets          441            496

           Deferred income tax                                             296
                                                       --------       --------
          Total current assets                           10,664          9,981

PROPERTY PLANT & EQUIPMENT, NET                           7,678          8,561

OTHER ASSETS                                                716            734
                                                        -------        -------
                                                        $19,058        $19,276
                                                        =======        =======

The accompanying notes are an integral part of these statements

                               HALSEY DRUG CO., INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                   (UNAUDITED)
(Amounts in thousands)                             September 30,   December 31,
                                                       1995           1994
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft                                   $   307         $    218
     Current maturities of long-term debt               3,382            4,850
     Department of Justice settlement                   1,969            2,013
     Accounts payable                                   3,309            4,414
     Accrued expenses and other liabilities             2,132            1,823
     Advances from minority stockholders                  206              418
     Income taxes payable                                  13              196
     Deferred income                                                       500
                                                     --------         --------

                Total current liabilities              11,318           14,432

LONG-TERM DEBT                                          6,277            2,492

LITIGATION SETTLEMENT                                                    3,000

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $.0l par value; authorized
     20,000,000, shares;  issued and outstanding           89               76
     8,434,279  shares at September 30, 1995 and
     7,609,537 shares at December 31, 1994

  Additional paid-in capital                           13,963           10,162

  Accumulated deficit                                (11,489)         (10,886)
                                                     --------         --------
                                                        2,563            (648)
  Less: Treasury stock                                (1,100)                0
                                                      -------                -
        Total Stockholders' equity(deficit)             1,463            (648)
                                                        -----            -----
                                                      $19,058          $19,276
                                                      =======          =======


The accompanying notes are an integral part of these statements

                               HALSEY DRUG CO., INC. AND SUBSIDIARIES


                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
-------------------------------------------------------------------------------------------------------

Amounts in thousands except per share data     For the nine months ended   For the three months ended
                                               -------------------------   ----------------------------
                                                      September 30                 September 30
                                                      ------------                 ------------
                                                       1995          1994           1995           1994
                                                       ----          ----           ----           ----
-------------------------------------------------------------------------------------------------------
Net Sales                                           $16,104       $18,617        $4,347          $5,579

Cost of goods sold                                   12,868        15,301         4,049           4.578
                                                     ------        ------         -----  --       -----

   Gross profit                                       3,236         3,316           298           1,001

Research & Development                                  489           339           182             181

Selling, general and administrative expenses          4,487         5,290         1,506           1,603
                                                      -----         -----         -----           -----

   Loss from operations                             (1,740)       (2,313)       (1,390)           (783)

Gain on the sale of assets                            2,288
Other income                                              7           150             1              38
Interest expense                                        862           617           422             226
                                                        ---           ---           ---             ---

   Loss before income taxes                           (307)       (2,780)       (1,811)           (971)

Provision for income taxes                              296             0             0               0
                                                        ---             -             -               -

  Net loss                                           ($603)      ($2,780)      ($1,811)          ($971)
                                                     ======      ========      ========          ======

   Net loss  per common share                       ($0.08)       ($0.39)       ($0.23)         ($0.14)
                                                    =======       =======       =======         =======

Weighted average number of outstanding shares     7,819,214     7,109,537     7,717,882       7,109,537
                                                  =========     =========     =========       =========

The accompanying notes are an integral part of these statements

                                  HALSEY DRUG CO., AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
-----------------------------------------------------------------------------------------
              Amounts in thousands                                    NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                      1995          1994
                                                                      ----          ----
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                              ($603)     ($2,780)
                                                                      ------     --------
Adjustments to reconcile net (loss) to net cash used in operating activities
     Depreciation and amortization                                     1,547        1,504
     Gain on sale of assets                                          (2,288)      -------
     Accrued Department of Justice interest                               56      -------
     Deferred income taxes                                               296      -------
     Changes in assets and liabilities
        Accounts receivable                                              563        (196)
        Inventories                                                    (909)        1,672
        Prepaid insurance and other current assets                        55           59
        Income tax receivable                                        -------          660
        Accounts payable                                               (919)      (1,222)
        Accrued expenses                                                 328          254
        Income taxes payable                                           (183)         (39)
                                                                       -----         ----
        Total adjustments                                            (1,454)        2,692
                                                                     -------        -----
           Net cash used in operating activities                     (2,057)         (88)
                                                                     -------         ----
 Cash flows from investing activities
     Capital expenditures                                              (403)         (37)
     (Decrease)increase in other assets                                (320)          123
     Proceeds from sale of assets                                      2,000      -------
                                                                       -----      -------
        Net cash provided by investing activities                      1,277           86
                                                                       -----           --
Cash flows from financing activities
       Note payable                                                 --------          500
     Payment of long term debt                                       (1,563)        (489)
     Proceeds from issuance of convertible debentures                  3,707      -------
     Acquisition of treasury stock                                    (1100)      -------
     Payment to Department of Justice                                  (100)         (18)
`    Bank overdraft                                                       89        (322)
     Advances from former minority stockholder                         (212)          324
                                                                       -----          ---
        Net cash (used in) provided by financing activities              821          (5)
                                                                         ---          ---
     NET INCREASE IN CASH AND CASH EQUIVALENTS                            41          (7)

Cash and cash equivalents at beginning of period                          28           32
                                                                          --           --

Cash and cash equivalents at end of period                              $ 69         $ 25
                                                                        ====         ====

The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       Nine Months Ended September 30,1995

Amounts in thousands except per share data

                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                 Common Stock $.01 par value            Additional       Accumulated       Treasury
                                 ---------------------------
                                         Shares          Amount    Paid-In Capital          Deficit           Stock        Total
                                         ------          ------    ---------------          -------           -----        -----
Balance at December 31, 1994          7,609,537             $76            $10,162        ($10,886)                       ($648)

Net loss for the nine  months                                                                 (603)                          603
  ended September 30, 1995

Issuance of common stock                500,000               5                828                0                          833

Issuance of shares as                   824,742               8              2,973                0                        2,981
settlement of shareholder
litigation

Acquisition of treasury stock         (500,000)               0                  0                0         (1,100)      (1,100)
                                      ---------               -                  -                -         -------      -------

Balance at September 30 , 1995        8,434,279             $89            $13,963        ($11,489)        $(1,100)       $1,463
                                      =========             ===            =======        =========        ========       ======

The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - Basis of Presentation
         ---------------------

        The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the three month and nine month periods ended September 30, 1995 have been made, but the financial results for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1995. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1994 included in the Company's Annual Report on Form 10-K.

Note 2 -  Inventories
          -----------
                                                   (Amounts in thousands)

        Inventories consists of the following:
                                                 September 30,1995      December 31, 1994
          Finished Goods                                    $2,764                 $1,990
          Work in Process                                    1,072                  1,301
          Raw Materials                                     4,555                   3,544
                                                            ------                 ------
                                                            $8,391                 $6,835
                                                            ======                 ======

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

        The Company and its banks amended the credit agreement to include the stock of certain subsidiaries, the accounts receivable of the Company's Houba, Inc. subsidiary, and the parent company's inventory and equipment as additional collateral, to increase the initial margin rate to 2% (10.75% at September 30, 1995), to restrict certain payments made by the Company, to require payment to be made by the Company to the banks of any income tax refunds received by the Company, to extend the maturity date to August 31, 1995, and to agree in principal to modify the financial covenants at a later date. In addition, if the outstanding borrowings were not repaid by August 31, 1995, the Company has been required to pay an additional 3%($ 102,000) of the then outstanding principal due to the banks. Such amount has been accrued.

        As consideration for the above amendments and the Company's continued borrowings in excess of the borrowing formula, the Company has issued to the banks stock warrants, expiring December 31, 1999, to purchase up to 635,653 shares of the Company's common stock at exercise prices ranging from $2.13 to $2.275 per share (subject to the anti-dilution provisions of the credit agreement, as amended). The fair value of the warrants, $200,000, as determined by the Company's Board of Directors, has been recorded by the Company as additional paid-in capital and a discount to bank debt which has been amortized through the maturity date, August 31, 1995.

        In July 1995, the Company and its banks amended the credit agreement as a result of the Company having consummated a private offering on July 18, 1995. As consideration for waiving any breach or default under the Credit Agreement as a result of the private offering, the Bank group received $500,000 of the proceeds as payment for interest, fees and principal and an extension of the warrant exercise period to July 17, 2000. In addition, the exercise prices of all warrants for 635,653 shares of the Company's common stock have been adjusted for any anti-dilution to prices ranging from $2.13 to $ 2.275.

        Although the credit agreement with the Bank Group has expired, the Company and the Bank Group are currently negotiating on an extension of the agreement.


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

10 % Convertible Subordinated Debentures

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

        Each Warrant entitles the holder to purchase one share of Common Stock ( the "Warrant Shares" and collectively with the conversion shares, the underlying shares ) for $ 2.00 subject to adjustment, during the five year period commencing on the date of issuance. The Warrants are redeemable by the Company at a price of $.01 per Warrant at any time commencing one year after issuance, upon not less than 30 days prior written notice, if the last sale price of the Common Stock on the American Stock Exchange, Inc. ( the "Exchange" ) following such one year anniversary equals or exceeds $ 2.00 per share ( the " Threshold" ) for the 20 consecutive trading days ending on the third day prior to the notice of redemption to holders.

        The Company will register the Underlying Shares under the Securities Act of 1933, as amended (the "Securities Act" ). The Underlying Shares have been approved for listing on the Exchange.

        The Units are convertible (in the case of the Debentures) and/or exercisable (in the case of the Warrants), as the case may be, into 2,346,000 Underlying Shares, or approximately 24% of the issued and outstanding Common Stock of the Company immediately after the Offering. The Company reserved 1,846,000 shares of authorized but unissued shares of Common Stock for issuance upon conversion of the Debentures and exercise of the Warrants; the 500,000 remaining Underlying Shares (the "RPI Shares" ) are represented by treasury shares which the Company has repurchased from Ranbaxy Pharmaceuticals, Inc. ("RPI") with $1,100,000 of the net proceeds of the offering.

        The net proceeds of the Offering ( after giving effect to the repurchase of the RPI Shares) was approximately $ 2,628,175. The Company was required to use $500,000 of such net proceeds to repay a portion of its bank debt. The Company has utilized the balance of the net proceeds of the Offering for the following purposes: for registration of the Underlying Shares under the Securities Act; for the purchase of equipment; for research and development expenses; and for working capital.

Borrowings under lines of credit and long-term debt consist of the following at September 30, 1995 and December 31, 1994.

                                                   (Amounts in thousands)
                                                    1995            1994
                                                    ----            ----

      Borrowing under lines of credit             $3,432          $4,850

      Convertible subordinated promissory note     1,370           1,292

      Subordinated promissory note                 1,200           1,200

      10% Convertible Subordinated Debentures      3,707
                                                   -----       ---------
                                                   9,709           7,342
      Less current maturities                      3,432           4,850
                                                   -----           -----
                                                  $6,277          $2,492
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

        In connection with the agreement, the Company agreed to manufacture Tablets for Mallinckrodt for a period of three years and Mallinckrodt agreed to order a minimum number of Tablets from the Company for two years ending March 21, 1997. The Company and Mallinckrodt entered into a non competition agreement pursuant to which the Company agreed not to compete with Mallinckrodt and its affiliates with respect to the Tablets ANDA until March 21, 2000. If, prior to the time it is possible for Mallinckrodt to commence production under the Tablets ANDA or any new Tablets ANDA at its own facility, and the Company ceases or is forced to cease or substantially curtail production under the Tablets ANDA, as a consequence of (i) any action or communication by the FDA or any other regulatory or governmental authority or (ii) any financial or other business difficulty, then Mallinckrodt has the right to cancel payment of any yet unpaid portion of the Deferred Payment ($1.9 million) and shall further have the right to a full refund of any portion of the Deferred Payment already made to the Company. For the nine months ended September 30, 1995, the Company has recorded a gain of $2,288,000 for the sale of the ANDA and related equipment net of expenses related to the sale.

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

         The Company has revised the gain recorded on the sale of assets to Mallinckrodt and will not recognize the Deferred Payment until the earlier of
(i) Mallinckrodt receiving certain authorizations from the FDA or (ii) March 31, 1998. The effect of the adjustments on the accompanying financial statements is as follows (in thousands, except for per share amounts):

As of June 30, 1995:

                                       As Previously Reported   As Restated
                                                                -----------
Net Earnings(loss)                                  $1,297,000        ($603,000)
Net earnings(loss) per common stock                       $.16            ($.08)
Long Term Receivable                                 1,900,000                 0
Accumulated Deficit                                (9,589,000)      (11,489,000)

NOTE 5 - Sale of Common Stock
         --------------------

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

NOTE 6 - Contingencies
         -------------

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

        On June 21, 1993, the Company entered into a plea agreement with the Department of Justice to resolve the government's investigation. Under the terms of the plea agreement, the Company agreed to plead guilty to five counts of adulteration of a single drug product shipped in interstate commerce and related recordkeeping violations. The plea agreement also requires the Company to pay a fine of $2,500,000 over five years in quarterly installments of $125,000 beginning September 15, 1993. As of September 30, 1995, the Company has paid two quarterly installments and several partial payments. The plea agreement stipulated that if the Company does not make timely payments, the entire fine becomes due and payable. As a result, the entire Department of Justice settlement has been reclassified as a current liability in the December 31,1994 consolidated balance sheets. At the present time, no action has been initiated by the Department of Justice to require payment of the entire amount.

        On March 31, 1993 and April 1, 1993, five lawsuits were filed by shareholders against the Company and three or more of the Company's directors. In June 1994, the plaintiffs of the five lawsuits and the two shareholder-derivative lawsuits and the Company agreed to a settlement of these lawsuits. The Company agreed to pay to the plaintiffs $1,000,000 in cash, which has been paid by the Company's insurance carrier and, at the Company's option, either (i) the issuance of shares of the Company's common stock having a value, as of the date of distribution of $3,000,000 or (ii) the payment by the Company of $3,000,000 in cash or (iii) any combination of issuance of shares or payment of cash by the Company having a combined value as of the date of distribution of $3,000,000. The suit has been settled and payment has been made by the insurance carrier for the agreed amount of $1,000,000 , and the Company has issued 824,742 shares of stock at the per share price of $ 3.6375 amounting to a value of $ 3,000,000.

        On November 12, 1993, the Securities and Exchange Commission ("SEC") requested that the Company provide to the SEC, on a voluntary basis, information and documents regarding the ingredients and fillings relating to the following drugs; quinidine gluconate, propylthiourical, acetaminophen and codeine phosphate, metronidazole, quinidine sulfate, and hydralazine hydrochloride. The SEC advised the Company that the inquiry relates to public information disseminated by the Company and trading in the Company's securities during the period August 1987 through July 1993. The Company is cooperating with the SEC and has made available various documents. These documents relate to the testing, formulations and sale of these drugs which were maintained by the Company at the offices of its counsel in Maryland. In April 1994, the SEC requested additional documentation regarding these matters. The Company has complied with the additional request. On July 5,1994, the Company made a formal submission to the SEC and outlined the parameters of a proposed settlement. An additional submission was made on January 31, 1995 to bring additional information to the SEC. In May 1995, a formal Order of Investigation was issued by the SEC covering the foregoing matters. In June 1995, additional documents were submitted. Officers and directors of the Company have also testified before the SEC. On October 24, 1995, the SEC staff informed the Company that it would recommend that the Commission authorize the institution of an administrative proceeding pursuant to Section 21C of the Securities and Exchange Act of 1934 (the "Exchange Act") against the Company. Specifically, the staff indicated it would seek an order requiring the Company to cease and desist from violating Section 17 (a) of the Securities act and Sections 10 (b) and 13 (a) of the Exchange Act and Rules 10b-5, 12B-20, 13a-1 and 13a-13 thereunder. The proposed action would allege that the Company's December 31, 1991 Annual Reports on Form 10-k and March 31, 1991, June 30, 1991, September 30, 1992 quarterly reports on Form 10-Q were materially false and misleading. The SEC staff proposal conforms in large part to the settlement proposal submitted by the Company. The Company is unable to predict the likelihood of the SEC adoption the staff proposal. An adverse determination in this regard could have material adverse effect on the Company's financial condition.

        By letter dated October 23, 1995, the Company was notified by the New York State Education Department, that the Professional Conduct Officer of the office of Professional Discipline has determined that there is sufficient evidence of professional misconduct on Halsey's part to warrant a disciplinary proceeding pursuant to New York law. Upon contacting the Deputy Director of the office of Professional Discipline, counsel for the Company was advised that the alleged misconduct related to the same activities that were the subject of the Department of Justice investigation, indictment and plea. The Company is preparing a written response.

        On November 9, 1995, the Company received two Notices of Charge of Discrimination from the United States Equal Employment Opportunity Commission relating to two claimed violations of Title VII of the Civil Rights Act of 1964. The first charge of employment discrimination was filed on October 31, 1995 by a female employee of the Company and alleges sexual discrimination and harassment. A second separate charge of discrimination was also filed on October 31, 1995, by another female employee alleging sexual harassment against the same individual.

        The Company has investigated these charges and undertaken to remedy the situation. The Company is unable to predict with reasonable certainty the outcome of these claims and, accordingly, no provision has been made for any potential costs.

        The Company has been named as a defendant in an action commenced on August 19, 1995 by the Company's former product liability insurer ( "Lexington") captioned Lexington Insurance Company v. Halsey Drug Co., Inc., 95 Civ. 3403, pending in the United States District Court for the Eastern District of New York. The Complaint seeks the recovery of sums paid by Lexington to settle a lawsuit brought by Linda K. Walton relating to the ingestion of quinidine gluconate allegedly manufactured by the Company. The Complaint requests not less than $75,000 in damages, plus a declaration that the Walton claim, and other similar claims are not covered under their policy. The Company has served its Answer which denies that the exclusion relied on by the Lexington applies to the Walton claim. No discovery has been exchanged.

        A lawsuit has been filed by the minority shareholders of H. R. Cenci Laboratories, Inc. ("Cenci") and Cenci Powder Products, Inc. against the Company and several of the officers of the Company. The lawsuit alleges that the Company has breached several representations made during the course of negotiations leading to the Company's purchase of 51% of the stock of Cenci. This action seeks unspecified compensatory damages, as well as punitive damages, rescission, specific performance, reformation and a declaration as to what amount, if any, is owed to plaintiff. Because of the early stage of this action, it is not possible at this time to predict with reasonable certainty the ultimate outcome of this matter and, accordingly, no provision has been made for any potential costs relating to this matter. A counter claim has been filed by the Company.


                      HALSEY DRUG CO.,INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------------------
                                           Nine months ended                     Three months ended
                                             September 30                           September 30
                                 -------------------------------------- -------------------------------------
                                                           Percentage                           Percentage
                                                             Change                               Change
                                                          Year-to-Year                         Year-to-Year
                                 Percentage of Net Sales    Increase      Percentage of Net      Increase
                                                           (decrease)           Sales           (decrease)
                                                           ----------           -----           ----------
-------------------------------------------------------------------------------------------------------------
                                                            1995 as                               1995 as
                                                          compared to                           compared to
                                       1995         1994          1994         1995       1994          1994
                                          %            %             %            %          %             %
Net Sales                             100.0        100.0        (13.5)        100.0      100.0        (22.1)
Cost of Goods                          79.9         82.2        (15.9)         93.1       82.1        (11.6)
                                       ----         ----                       ----       ----
Gross Profit                           20.1         17.8         (2.4)          6.9       17.9        (70.2)

Research & Development                  3.0          1.8          44.2          4.2        3.2            .7
Selling, General and                   27.9         28.4        (15.2)         34.7       28.7         (6.1)
administrative expenses
                                      -----        -----                      -----      -----
Loss from operations                 (10.8)       (12.4)          24.8       (32.0)     (14.0)        (77.5)

Gain on the sale of assets             14.2        -----         100.0        -----      -----         100.0
                                                   -----                      -----      -----

Other income                        .------          0.8        (95.3)       ------        0.7        (96.5)
Interest expense                      (5.3)        (3.3)          39.7        (9.7)      (4.1)          86.7
                                      -----        -----                      -----      -----          ----
Loss before income taxes              (1.9)       (14.9)          88.9       (41.7)     (17.4)        (86.5)

Provision for income taxes              1.8        -----         100.0      -------      -----         100.0
                                        ---        -----                    -------      -----         -----

Net Loss                              (3.7)       (14.9)          78.3       (41.7)     (17.4)        (86.5)
                                      =====       ======                     ======     ======

Nine months ended September 30, 1995 vs. Nine months ended September 30, 1994
-----------------------------------------------------------------------------

Net Sales
---------

        The Company's net sales for the nine months ended September 30, 1995 of $16,104,000 represents a decrease of $(2,513,000) or (13.5%) as compared to net sales for the nine months ended September 30, 1994 of $18,617,000. The decrease in 1995 is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter by the Company of the tablets ANDA to Mallinckrodt which is partially offset by manufacturing revenue that the Company is receiving as part of its agreement with Mallinckrodt. In addition, the decrease is attributable to price reductions effected during the third quarter in order to meet increased competition in the market.

Cost of Goods Sold
------------------

        For the nine months ended September 30, 1995, cost of goods sold of $12,868,000 represents a decrease of approximately $2,433,000 as compared to $15,301,000 for the nine months ended September 30, 1994. The decrease for 1995 is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter by the Company of the tablets ANDA combined with significant reductions in manufacturing costs of personnel and other expenses. The Company's gross margin as a percentage of sales for the nine months ended September 30, 1995 was 20.1% as compared to 17.8% for the nine months ended September 30, 1994.

Selling, General and Administrative Expenses
--------------------------------------------

        Selling, general and administrative expenses as a percentage of sales for the nine months ended September 30, 1995 and 1994 were 27.9% and 28.4%, respectively. These expenses decreased by approximately $803,000 or 15.2% as compared to 1994. The decrease was attributable to cost saving measures effected by management during the year, a reduction in personnel and related costs combined with reductions in legal and consulting expenses.

Gain on Sale of Assets
----------------------

On March 21, 1995, the Company sold its abbreviated new drug application ("ANDA") for 5mg Oxycodone HCl/325mg and Acetaminophen Tablets ("Tablets") and certain equipment used in the production of the Tablets for up to $5,400,000 to Mallinckrodt. The Company received $500,000 of the proceeds in July 1994, which was recorded as deferred income on the Company's December 31, 1994 consolidated balance sheet. Mallinckrodt also paid the Company $2,000,000 on March 21,1995 and the remainder will be payable as follows: (i) $1,000,000 upon the Company receiving general clearance from the FDA for unrestricted operations at its Brooklyn facility and written notice from the FDA that it is in compliance with certain provisions of the consent decree dated June 29, 1993 and (ii) $1,900,000 at the earlier of (a) Mallinckrodt receiving certain authorizations from the FDA or (b) September 21, 1997 ("Deferred Payments"). Mallinckrodt also agreed to defer $1,200,000 of the Company's trade debt due to an affiliate of Mallinckrodt. For the nine months ended Spetember 30, 1995, the Company has recorded a gain of $2,288,000 for the sale of the ANDA and related equipment net of expenses related to the sale.

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

Other Income
------------

        Other income decreased by $143,000 as compared to 1994. This decrease in other income is attributable to the sale by the Company of certain equipment which resulted in a gain during the second quarter of 1994.

Interest Expense
----------------

        Interest expense for 1995 increased by $245,000 as compared to 1994 as a result of the fee($102,000) payable to the Bank Group at the end of August, an increase in the level of borrowings and an increase in the interest rate after the second quarter of 1994.

Provision for Income Taxes
--------------------------

        The Company had a tax provision of $296,000 as a result of available net operating loss carryforward. In 1994, the Company had no tax benefit since the available loss carryback to prior years was utilized by the net operating loss for 1993 carryback to the prior three years.

Net (Loss)
----------

        For the nine months ended September 30, 1995, the Company had a net loss of $603,000 as compared to $2,780,000 for the nine months ended September 30, 1994. The increase is attributable to the gain on the sale of assets of $ 2,288,000 net of the tax provision of $296,000, or $ 1,992,000.

Three months ended September 30, 1995 Vs three months ended September 30, 1994
------------------------------------------------------------------------------

Net Sales
---------

        The Company's net sales for the three months ended September 30, 1995 of $4,347,000 represents a decrease of $1,232,000 (22.1%) as compared to net sales for the three months ended September 30 , 1994 of $5,579,000. The decrease in 1995 is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter by the Company of the tablets ANDA to Mallinckrodt. This decrease is partially offset by the manufacturing revenue that the Company is receiving as part of its agreement with Mallinckrodt. In addition, the decrease is attributable to price reductions effected during the third quarter in an effort to meet increased competition.


Cost of Goods Sold
------------------

        For the three months ended September 30, 1995, cost of goods sold decreased by approximately $529,000 as compared to the three months ended September 30, 1994. The decrease for 1995 is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter by the Company of the tablets ANDA. In addition price reductions were effected during the quarter as a result of increased market competition. In an effort to reduce manufacturing costs , the Company has decreased operating costs through significant reductions in personnel and other expenses. The Company's gross margin as a percentage of sales for the three months ended September 30, 1995 was 6.9% as compared to 17.9% for the three months ended September 30, 1994.

Selling, General and Administrative Expenses
--------------------------------------------

        Selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 1995 and 1994 were 34.7% and 28.7%, respectively.

Interest Expense
----------------

        Interest expense for the three months ended September 30, 1995 increased by $196,000 as compared to 1994 as a result of the fee($102,000) payable to the Bank Group at the end of August combined with an increase in the level of borrowings.

Net Loss
--------

        For the three months ended September 30, 1995, the Company had net loss of $1,811,000 as compared to a net loss of $971,000 for the three months ended September 30, 1994. This increase in loss is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter by the Company of the tablets ANDA combined with price reductions to compete with increase market competition.

Liquidity and Capital Resources
-------------------------------

        At September 30, 1995, the Company had cash and cash equivalents of $69,000 as compared to $28,000 at December 31, 1994. The Company had a working capital deficiency at September 30, 1995 of $654,000 and $4,451,000 at December 31, 1994.

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

        Under the terms of the plea agreement with the DOJ, the Company has agreed to pay a $2,500,000 fine, payable in quarterly installments of $125,000 over five years. Two installments plus additional partial payments have been paid to date. The agreement with the DOJ stipulates if any payments are not made in a timely fashion, the entire amount of the fine shall become due and payable immediately. As a result, the entire amount of the settlement has been classified as current as of December 31, 1994. As of the current date, no action has been initiated to require immediate payment of the entire amount.

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

        In March 1995, the Company and its banks restructured the credit agreement to include an extension of the due date to August 31, 1995, modification of the financial covenants, reduction of the exercise prices of all warrants in excess of $2.375 per share to $2.375 per share and extension of the expiration date of the warrants to December 1999. As consideration for these modifications, the banks received $1,500,000 of the proceeds received from the transaction with Mallinckrodt. Funds have been applied to reduce outstanding principal by approximately $1,113,000 to approximately $3,777,000, to pay accrued interest (approximately $154,000) and fees (approximately $233,000). In addition, if the outstanding borrowings were not repaid by August 31, 1995, the Company has been required to pay an additional 3%($ 102,000) of the then outstanding principal due to the banks. Such amount has been accrued.

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

        Although the credit agreement with the Bank Group has expired, the Company and the Bank Group are currently negotiating on an extension of the agreement.

        See "Gain on Sale of Assets" for a description of the transaction with Mallinckrodt..

        On March 30, 1995, the Company signed the Zatpack Agreement with Zatpack which provides for the purchase of 500,000 shares of common stock of the Company by Zatpack in consideration of $1,000,000 ($982,000 net of expenses).

        As described in Note 3 to the financial statements, the Company consummated a private offering of 408 Units of securities on July 18, 1995 for an aggregate purchase price of $4,080,000(less related expenses of $343,000). Each Unit consisted of a 10% Debenture in the principal amount of $ 10,000 issued at par with 750 Redeemable Warrants.

        The Company will register the Underlying Shares under the Securities Act. The Underlying Shares have been approved for listing on the Exchange.

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

        As previously indicated, the Company continues to actively pursue additional financing. At the current time, the Company is discussing with several parties to obtain such financing which will provide additional working capital. There can be no assurance that the Company will be able to obtain any such financing on commercially acceptable terms.

PART II   OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)     Exhibits

           Financial Data Schedule

(b)Reports on Form 8-K

           None

SIGNATURES
----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HALSEY DRUG CO., INC.



Date: October  3 , 1995                         BY: /s/   Rosendo Ferran
                                                    --------------------
                                                Rosendo Ferran
                                                President and Chief
                                                Executive Officer

Date: October   3 , 1996                        BY: /s/  Robert J. Mellage
                                                    ----------------------
                                                Robert J. Mellage
                                                Corporate Controller