Form 10-Q/A
period 1996-03-31
HALSEY DRUG CO INC/NEW
filed 1996-10-04
CIK 786947

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

                         COMMISSION FILE NUMBER 1-10113

                             HALSEY DRUG CO., INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

           New York                                       11-0853640
-------------------------------------------------------------------------------
    (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


1827 Pacific Street
Brooklyn, New York                                        11233
-------------------------------------------------------------------------------
(Address of Principal executive officer)                  (Zip Code)

 (718) 467-7500
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

                                      INDEX
                                      -----

        PART I.  FINANCIAL INFORMATION
        ------------------------------
        Item 1. Financial Statements (Unaudited)                       Page #

               Condensed Consolidated Balance Sheets-                     3
               March 31, 1996

               Condensed Consolidated Statements of                       5
               Operations - Three months ended March 31, 1996
               and March 31, 1995

               Consolidated Statements of Cash                            6
               Flows - Three months ended March 31, 1996
               and March 31, 1995

               Consolidated Statements of Stockholders'                   7
               Equity - Three months ended March 31, 1996

               Notes to Condensed Consolidated Financial                  8
               Statements

        Item 2.  Management's Discussion and Analysis of Financial       10
               Condition and Results of Operations

        PART II. OTHER INFORMATION
        --------------------------
        Item 1.  Legal Proceedings                                       14

        Item 2.  Changes in Securities                                   14

        Item 3.  Default upon Senior Securities                          14

        Item 5.  Other Information                                       14

        Item 6.  Exhibits and Reports on Form 8-K                        14

        SIGNATURES                                                       15

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               (UNAUDITED)
          (Amounts in thousands)                                  1996        1995

                                                                 MARCH 31  DECEMBER 31
                                                                 --------  -----------
CURRENT ASSETS


        Cash .................................................    $   250    $   353

        Accounts Receivable - trade, net of
           allowances for doubtful accounts of $221
           and $ 280 in 1996 and 1995, respectively ..........      1,531      1,689

        Inventories ..........................................      7,907      7,716

        Prepaid insurance and other current assets ...........        609        656
                                                                  -------    -------
          Total current assets ...............................     10,297     10,414

PROPERTY PLANT & EQUIPMENT, NET ..............................      7,157      7,394

OTHER ASSETS .................................................        959      1,054
                                                                  -------    -------

                                                                  $18,413    $18,862
                                                                  =======    =======

The accompanying notes are an integral part of these statements


                               HALSEY DRUG CO., INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
   (Amounts in thousands)                                                             1996           1995
                                                                                  MARCH 31    DECEMBER 31
                                                                                  --------    -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

         Bank overdraft .....................................................    $    693     $    213
         Due to Banks .......................................................       3,395        3,395
         Current maturities of long-term debt ...............................         200          200
         Convertible Subordinated Debentures ................................       7,367        7,347
         Department of Justice settlement ...................................       2,059        2,000
         Accounts payable ...................................................       2,960        2,546
         Accrued expenses ...................................................       2,034        1,867
         Advances from minority stockholders ................................         206          206
         Income taxes payable ...............................................          13           33
-----------------------------------------------------------------------------     --------     --------

                    Total current liabilities ...............................      18,927       17,807

    LONG-TERM DEBT ..........................................................       2,621        2,595

    CONTINGENCIES

    STOCKHOLDERS' EQUITY (DEFICIT)

         Common stock - $.01 par value; authorized 20,000,000, shares; issued and outstanding 8,540,192 shares at March 31,1996 and 8,973,459 shares at December
             31, 1995 .......................................................          91           90

         Additional paid-in capital .........................................      14,616       14,459

         Accumulated deficit ................................................     (16,742)     (14,989)
                                                                                  --------     --------
                                                                                   (2,035)        (440)

         Less: Treasury stock - at cost (500,000 shares) ....................       1,100       (1,100)
                                                                                 --------     --------

                    Total stockholders' equity ..............................      (3,135)      (1,540)
                                                                                 --------     ---------

                                                                                 $ 18,413     $ 18,862
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

The accompanying notes are an integral part of these statements

                                   HALSEY DRUG CO., INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

- - ----------------------------------------------------------------------------------------------

Amounts in thousands except per share data                         For the Three months ended
                                                                   --------------------------
                                                                            March 31
                                                                            --------
                                                                       1996            1995
                                                                       ----            ----
----------------------------------------------------------------------------------------------

Net Sales .....................................................    $     4,166     $     6,873
Cost of goods sold ............................................          3,749           5,114
                                                                   -----------     -----------

   Gross profit ...............................................            417           1,759

Research & Development ........................................            358             156
Selling, general and administrative expenses ..................          1,377           1,538
                                                                   -----------     -----------
   (Loss)earnings from operations .............................         (1,318)          1,765

Interest expense ..............................................           (435)           (226)
Gain on the sale of assets ....................................           --             2,288
                                                                   -----------     -----------
   (Loss) earnings before income taxes ........................         (1,753)          2,127

Provision for income taxes ....................................           --               296

                                                                   -----------     -----------
Net (loss) earnings ...........................................    $    (1,753)    $     1,831
                                                                   ===========     ===========

Net (loss) earnings per common share ..........................    ($     0.22)    $       .23
                                                                   ===========     ===========

Average number of outstanding shares ..........................      7,886,101       7,859,537
                                                                   ===========     ===========

The accompanying notes are an integral part of these statements

                                     HALSEY DRUG CO., AND SUBSIDIARIES
                                     ---------------------------------

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------

                                                 (UNAUDITED)
                                                 -----------
----------------------------------------------------------------------------------------
        Amounts in thousands                                         THREE MONTHS ENDED
                                                                          MARCH 31
                                                                     1996          1995
                                                                     ----          ----
----------------------------------------------------------------------------------------

Cash flows from operating activities

 Net (loss) earnings ...........................................    $(1,753)    $ 1,831
                                                                    -------     -------
Adjustments to reconcile net (loss) earnings to net cash used in operating activities
     Depreciation and amortization .............................        533         419
     Provision for losses on accounts receivable ...............       --             6
     Gain on sale of assets ....................................       --        (2,288)
     Accrued Department of Justice interest ....................         59          30
     Deferred income taxes .....................................       --           296
     Changes in assets and liabilities
        Accounts receivable ....................................        158          58
        Inventories ............................................       (191)       (389)
        Prepaid insurance and other current assets .............         47         213
        Accounts payable .......................................        414      (1,817)
        Accrued expenses .......................................        167         (21)
        Income taxes payable ...................................        (20)        (18)
                                                                    -------     -------
        Total adjustments ......................................      1,167      (3,511)
                                                                    -------     -------

           Net cash used in operating activities ...............       (586)     (1,680)
                                                                    -------     -------
 Cash flows from investing activities

     Capital expenditures ......................................       (188)        (50)
     (Decrease)increase in other assets ........................         33          20
     Proceeds from sale of assets ..............................                  2,000
                                                                    -------     -------
        Net cash provided by investing activities ..............       (155)      1,970
                                                                    -------     -------

Cash flows from financing activities

     Payment of long term debt .................................       --        (1,064)
     Proceeds from issuance of common stock ....................        158         982
     Bank overdraft............................................         480         148
     Advances from former minority stockholder .................       --          (212)
                                                                    -------     -------
        Net cash (used in) provided by financing activities ....        638        (146)
                                                                    -------     -------
     NET INCREASE IN CASH AND CASH EQUIVALENTS .................        103         144

Cash and cash equivalents at beginning of period ...............        353          28
                                                                    -------     -------

Cash and cash equivalents at end of period .....................        250         172
                                                                    =======     =======

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        Three months ended March 31. 1996

Amounts in thousands except per share data

                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                               Common
                                                Stock
                                              $.01 par           Additional             Treasury stock,
                                               Value              Paid-In  Accumulated     at cost
                                              Shares     Amount   Capital  Deficit     Shares  Amount    Total
                                              ------     ------   -------  -------     ------  ------    ------

 Balance at December 31, 1995 ............    8,973,459   $    90   $14,459  ($14,989)  500,000  $1,100  $ (1,540)

 Net loss for the three months
   ended March 31, 1996 ..................                                     (1,753)                     (1,753)

 Exercise of stock options ...............       13,393                  39                                    39

 Exercise of warrants ....................       53,400         1       118                                   119
                                             ----------   -------   -------   --------  -------  ------   -------


 Balance at March 31 , 1996 ................. 9,040,192   $    91   $14,616  ($16,742)  500,000  $1,100   ($3,135)
                                             ==========   =======   =======  =========  =======  ======   ========


The accompanying notes are an integral part of these statements

------------------------------------------------------------------------------
                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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

                          HALSEY DRUG CO.,INC. AND SUBSIDIARIES
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                 RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------
                                                  Three months ended
                                                       March 31
                             ---------------------------------------------------------
                                                                  Percentage Change
                                                                     Year-to-Year
                                        Percentage of Net Sales   Increase (decrease)
                                                   -----             ----------

--------------------------------------------------------------------------------------
                                                                        1996 as
                                                                      compared to

                                                1996         1995        1995
                                                ----         ----        ----
                                                   %            %          %
                                                   -            -          -


Net Sales                                      100.0        100.0       (39.4)
Cost of goods sold                              90.0         74.4       (26.7)
                                                ----         ----

   Gross profit                                 10.0         25.6       (76.3)

Research & Development                           8.6          2.3        129.5
Selling, general and administrative expenses    33.0         22.4        (10.5)
                                               -----         ----
   (Loss)earnings from operations             (31.6)           .9       (100.0)

Interest expense                                10.4          3.3       (100.0)
Gain on the sale of assets                        --         33.3        100.0
                                               -----         ----

   (Loss) earnings before income taxes        (42.1)         30.9       (182.4)


Provision for income taxes                        --          4.3       (100.0)
                                               -----        -----
Net (loss) earnings                           (42.1)         26.6       (195.7)
                                              ======         ====

------------------------------------------------------------------------------
Three months ended March 31, 1996 vs three months ended March 31, 1995

Net Sales
---------

        The Company's net sales for the three months ended March 31, 1996 of $4,166,0000 represents a decrease of $2,707,000 (39.4%) as compared to net sales for the three months ended March 31, 1995 of $6,873,000. First quarter sales for 1995 included sales of Oxycodone HCL and Acetaminophen Tablets of approximately $1,100,000 sold prior to the sale of the Abbreviated New Drug application ("ANDA") to Mallinckrodt Chemical, Inc. ("Mallinckrodt"). Also, included in this first quarter of 1995 are sales of inventory of approximately $800,000 to Mallinckrodt. In addition the decrease is attributable to price reductions effected during the quarter in an effort to meet increased competition.

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

Research and Development Expenses
---------------------------------

        Research and development expenses increased by 129.5% as compared to the first quarter of 1995. The Company is continuing its effort to obtain FDA clearance for the Brooklyn facility. At the same time it has engaged in a research and development program which include submissions to the FDA of several new products as soon as permitted.

GAIN ON SALE OF ASSETS
----------------------

    On March 21, 1995, the Company sold the tablets ANDA and certain equipment used in the production of the Tablets for up to $5.4 million to Mallinckrodt. The Company received $500,000 of the proceeds in July 1994. Mallinckrodt also paid the Company $2,000,000 on March 21,1995 and the remainder will be payable as follows: (i) $1,000,000 upon the Company receiving general clearance from the FDA for unrestricted operations at its Brooklyn facility and written notice from the FDA that it is in compliance with certain provisions of the consent decree dated June 29, 1993 and (ii) $1,900,000 at the earlier of (a) Mallinckrodt receiving certain authorizations from the FDA or (b) September 21, 1997. ("Deferred Payments") Mallinckrodt also agreed to defer $1,200,000 of the Company's trade debt due to an affiliate of Mallinckrodt. For the six months ended June 30, 1995, the Company recorded a gain of $2,288,000 for the sale of the ANDA and related equipment net of expenses related to the sale.

If prior to a the time it is possible for Mallinckrodt to commence production under the Tablets ANDA or any new Tablets ANDA at its own facility, and the Company ceases or is forced to cease or substantially curtail production under the Tablet ANDA, as a consequence of (I) any action or communication by the FDA or any other regulatory or governmental authority or (ii) any financial or other business difficulty, then Mallinckrodt has the right to cancel payment of any yet unpaid portion of the Deferred Payment($1.9 million) and shall further have the right to a full refund of any portion of the Deferred Payment already made to the Company.

The Company has revised the gain recorded on the sale of assets to Mallinckrodt and will not recognize the Deferred Payment until the earlier of (a) Mallinckrodt receiving certain authorizations from the FDA or (b) March 31, 1998. The effect of the adjustments on the accompany financial statements is as follows(In thousands, except for per share amounts):

As of March 31, 1996:

In thousands exccept for per share                  1996                              1995
amounts
                                       As Previously      As restated     As Previously           As
                                          reported                           reported           restated
Net earnings                                                                        3,731         1,831
Net earnings per common share                                                         .48           .23
Long-term receivable                             1,900            -----             1,900         -----
Accumulated deficit                           (14,842)         (16,742)          (14,842)      (16,742)

Net Earnings (Loss)
-------------------

        For the three months ended March 31, 1996, the Company had net loss of $1,753,000 as compared to net earnings of $1,831,000 for the three months ended March 31, 1995. This increase in loss is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter of 1995 by the Company of the tablets ANDA combined with price reductions to compete with increase market competition.

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

        Financial Data Schedule

        (b) Reports on Form 8-K - none.

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

                                                          HALSEY DRUG CO., INC.



Date: October 3, 1996                                  BY: /s/ Rosendo Ferran
                                                          ---------------------
                                                          Rosendo Ferran
                                                          President and Chief
                                                          Executive Officer

Date: October 3, 1996                                 BY: /s/  Robert J. Mellage
                                                          ---------------------
                                                          Robert J. Mellage
                                                          Corporate Controller

                                 EXHIBIT INDEX



Exhibit                Description
No.



27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.