Form 10-Q/A
period 1996-06-30
HALSEY DRUG CO INC/NEW
filed 1996-10-04
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-Q/A
                                  Amendment No. 2
(MARK ONE)

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

(718) 467-7500
-------------------------------------------------------------------------------
(Registrants telephone number, including area code)

Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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


SIGNATURES

                            PART I.  FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS

                        HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                      (UNAUDITED)
    (Amounts in thousands)                             JUNE 30,     DECEMBER 31
                                                         1996          1995
--------------------------------------------------------------------------------

CURRENT ASSETS

    Cash                                                     111       $  353

    Accounts Receivable - trade, net
      of allowances for doubtful
      accounts of $288 and $280
      1996 and 1995, respectively                          1,672        1,689

    Inventories                                            7,114        7,716

    Prepaid insurance and other current assets               653          656
                                                        --------     --------
      Total current assets                                 9,550       10,414

PROPERTY PLANT & EQUIPMENT, NET                            6,900        7,394

OTHER ASSETS                                               1,392        1,054
                                                        --------     --------

                                                        $ 17,842       18,862
                                                        ========     ========


The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                       (UNAUDITED)
(Amounts in thousands)                                   JUNE 30,   DECEMBER 31,
                                                           1996         1995
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdraft                                           567       $  213
    Due to banks                                           3,395        3,395
    Current maturities of long-term debt                     200          200
    Convertible subordinated debentures                    7,388        7,347
    Department of Justice settlement                       2,089        2,000
    Accounts payable                                       3,401        2,546
    Accrued expenses and other liabilities                 2,654        1,867
    Advances from minority stockholders                      206          206
    Income taxes payable                                      28           33
                                                         -------    ---------

                Total current liabilities                 19,928       17,807

LONG-TERM DEBT                                             2,647        2,595

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - $.0l par value; authorized
      20,000,000, shares;  issued and outstanding
      9,582,354 shares at June 30, 1996 and
      8,973,459 shares at December 31, 1995                   95           90

    Additional paid-in capital                            15,954       14,459

    Accumulated deficit                                  (19,738)     (14,989)
                                                         -------    ---------
                                                          (3,689)        (440)
Less: Treasury stock - at cost(474,603 shares)            (1,044)      (1,100)
                                                          -------   ---------
Total stockholders' equity                                (4,733)      (1,540)
                                                          -------   ---------
                                                          $17,842   $  18,862
                                                          =======   =========

The accompanying notes are an integral part of these statements







                        HALSEY DRUG CO., INC. AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

--------------------------------------------------------------------------------------------------------------

AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA                FOR THE SIX MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                                          ------------------------    ------------------------
                                                                 JUNE 30,                      JUNE 30,
                                                                 --------                      --------
                                                          1996           1995           1996           1995
                                                          ----           ----           ----           ----
--------------------------------------------------------------------------------------------------------------
Net Sales                                                 $7,643        $11,756         $3,477         $4,883

Cost of goods sold                                         7,740          8,819          3,991          3,705
                                                           -----          -----          -----          -----

   Gross(loss) profit                                        (97)         2,937           (514)          1,178

Research & Development                                       629            307            271            151

Selling, general and administrative expenses               3,144          2,981          1,767          1,443
                                                           -----          -----          -----          -----

   Loss from operations                                   (3,870)          (351)        (2,552)          (416)

Gain on the sale of assets                                  ----          2,288             --             --
Other income                                                   4              6             --              4
Interest expense                                             883           (439)          (444)          (211)
                                                             ---          -----          -----          -----

   (Loss)earnings  before income taxes                    (4,749)         1,504         (2,996)          (623)

Provision for income taxes                                   ---            296            --            -
                                                             ---            ---            --            -

  NET  (LOSS)EARNINGS                                   ($ 4,749)        $1,208       ($ 2,996)         ($623)
                                                       =========         ======       =========         ======

   Net  (loss)earnings   per common share                ($0.47)          $0.15        ($ 0.26)        ($0.08)
                                                         =======          =====       ========         ======

Weighted average number of outstanding shares         10,179,172      7,884,986     11,375,177      8,109,537
                                                      ==========      =========     ==========      =========



The accompanying notes are an integral part of these statements




                                       5

                          HALSEY DRUG CO., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

--------------------------------------------------------------------------------
       Amounts in thousands                               SIX MONTHS ENDED
                                                                JUNE 30
                                                          1996         1995
                                                          ----         ----
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)Earnings                                      ($4,749)       $1,208
                                                        --------       ------
Adjustments to reconcile net (loss)earnings
to net cash used in operating activities
 Depreciation and amortization                             1,193          799
 Gain on sale of assets                                       --      (2,288)
 Accrued Department of Justice interest                       89           31
 Deferred income taxes                                        --          296
 Changes in assets and liabilities
    Accounts receivable                                       17          723
    Inventories                                              602        (219)
    Prepaid insurance and other current assets                 3         (41)
    Accounts payable                                         855      (1,332)
    Accrued expenses                                         787          94
    Income taxes payable                                     (5)        (169)
                                                             ---        -----
    Total adjustments                                      3,541      (2,106)
                                                            ----      -------
    Net cash used in operating activities                (1,208)        (898)
                                                         -------        -----
 Cash flows from investing activities
 Capital expenditures                                      (360)        (180)
 Increase in other assets                                  (574)
 Proceeds from sale of assets                                 --        2,000
                                                           -----        -----
 Net cash (used in)provided by investing activities        (934)        1,820
                                                           -----        -----

Cash flows from financing activities
 Payment of long term debt                                             (1,044)
 Proceeds from issuance of common stock                    1,556
 Payment to Department of Justice                           (10)          (80)
 Bank overdraft                                              354          424
 Advances from former minority stockholder                    --         (212)
                                                            ----         -----
    Net cash (used in) provided by financing activities     1900         (912)
                                                            ----         -----
 NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS        (242)          10

Cash and cash equivalents at beginning of period             353           28
                                                             ---           --

Cash and cash equivalents at end of period                  $111          $38
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








                        HALSEY DRUG CO., INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            SIX MONTHS ENDED JUNE 30,1996
Amounts in thousands except per share data
                                     (UNAUDITED)

-------------------------------------------------------------------------------

                                 COMMON STOCK  $.01 PAR
                               ------------------------
                                          VALUE               ADDITIONAL           ACCUMULATED     TREASURY STOCK AT COST
                                          -----                                                    ----------------------
                                      SHARES      AMOUNT    PAID-IN CAPITAL          DEFICIT        SHARES        AMOUNT    TOTAL
                                      ------      ------    ---------------          -------        ------        ------    -----
Balance at December 31, 1995         8,973,459     $ 90     $ 14,459                ($ 14,989)    (500,000)     ($1,100)   $(1,540)

Net loss for the six months
  ended June 30, 1996                                                                  (4,749)                             (4,749)
Issuance of shares as settlement     49,166                      228                                25,397           56       284
Exercise of warrants of
convertible debentures              524,400           5        1,154                                                        1,159
Exercise of stock options            35,329                      113                                                          113
                                  ---------          --     --------                 ---------    ---------     ------   -------

Balance at June 30, 1996          9,582,354        $ 95       15,954                 ($19,738)    (474,603)    ($1,044)   ($4,733)
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







                        HALSEY DRUG CO., INC. AND SUBSIDIARIES
       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS


-----------------------------------------------------------------------------------------------------------
                                              SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                   JUNE 30                                   JUNE 30

                                    ---------------------------------------------------------------------------
                                                            PERCENTAGE                             PERCENTAGE
                                                              CHANGE                                 CHANGE
                                                             YEAR-TO-                              YEAR-TO-YEAR
                                                               YEAR
                                       PERCENTAGE OF NET     INCREASE      PERCENTAGE OF NET         INCREASE
                                            SALES           (DECREASE)            SALES             (DECREASE)
--------------------------------------------------------------------------------------------------------------
                                                                1996 AS                              1996 AS
                                                              COMPARED TO                          COMPARED TO
                                        1996         1995        1995          1996       1995         1995
                                           %            %           %             %          %           %

Net Sales                              100.0        100.0       (35.0)        100.0      100.0       (28.8)
Cost of Goods                          101.3         75.0       (12.2)        114.8      (75.9)        7.7
Gross Profit                            (1.3)        25.0      (103.3)        (14.8)      24.1       143.6)

Research & Development                   8.2          2.6        104.9          7.8        3.1        79.5
Selling, General and
administrative expenses                 41.1         25.4          5.5         50.9       29.6        22.4
                                       -----        -----      -------       ------      -----      ------
Earnings (loss) from operations        (50.6)        (3.0)    (1,002.6)       (73.5)      (8.5)     (513.4)

Gain on the sale of assets                --         19.4       (100.0)                     --         --

Other income                              .1           .1        (16.7)                     .1       (75.0)
Interest expense                        11.6         (3.7)       101.1         12.8        4.3       110.4
                                       -----        -----      -------       ------       -----     ------
(Loss) Earnings before income taxes    (62.1)        12.7       (415.8)       (86.3)     (12.8)     (380.7)

Provision for income taxes                 -          2.5        (99.7)           --          --        --
                                       ------        -----     -------       ------      ------     ------
Net earnings (loss)                    (62.1)        10.2       (493.1)       (86.3)     (12.8)     (380.7)
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

GAIN ON SALE OF ASSETS

    On March 21, 1995, the Company sold the tablets ANDA and certain equipment used in the production of the Tablets for up to $5.4 million to Mallinckrodt. The Company received $500,000 of the proceeds in July 1994. Mallinckrodt also paid the Company $2,000,000 on March 21,1995 and the remainder will be payable as follows: (i) $1,000,000 upon the Company receiving general clearance from the FDA for unrestricted operations at its Brooklyn facility and written notice from the FDA that it is in compliance with certain provisions of the consent decree dated June 29, 1993 and (ii) $1,900,000 at the earlier of (a) Mallinckrodt receiving certain authorizations from the FDA or (b) September 21, 1997. ("Deferred Payments"). Mallinckrodt also agreed to defer $1,200,000 of the Company's trade debt due to an affiliate of Mallinckrodt. For the six months ended June 30, 1995, the Company recorded a gain of $2,288,000 for the sale of the ANDA and related equipment net of expenses related to the sale. If prior to the time it is possible for Mallinckrodt to commence production under the Tablets ANDA or any new Tablets ANDA at its own facility, and the Company ceases or is forced to cease or substantially curtail production under the Tablet ANDA, as a consequence of (I) any action or communication by the FDA or any other regulatory or governmental authority or (ii) any financial or other business difficulty, then

Mallinckrodt has the right to cancel payment of any yet unpaid portion of the Deferred Payment($1.9 million) and shall further thave the right to a full refund of any portion of the Deferred Payment already made to the Company.

The Company has revised the gain recorded on the sale of assets to Mallinckrodt and will not recognize the Deferred Payment until the earlier of (a) Mallinckrodt receiving certain authorizations from the FDA or (b) March 31, 1998. The effect of the adjustments on the accompany financial statements is as follows(In thousands, except for per share amounts):

As of June 30 1996:


In thousands exccept for per               1996                         1995
share amounts
                               As Previously   As restated  As Previously   As restated
                                  reported                     reported
Net earnings                                                         3,108          1,208
Net earnings per common share                                        $ .39          $ .15
Long-term receivable                    1,900         -----          1,900          -----
Accumulated deficit                    17,838        19,738         13,089         14,989


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

NET (LOSS) EARNINGS

    For the six months ended June 30, 1996, the Company had a net loss of $4,749,000 as compared to a net earnings of $1,208,000 for the six months ended June 30, 1995. The decrease in net earnings is attributable to the gain on the sale of assets of $ 2,288,000, net of the tax provision of $ 296,000 , or $1,992,000 combined with a reduction in sales as a result of reduced volume and increased price reductions in an effort to meet increased competition.

THREE MONTHS ENDED JUNE 30, 1996 Vs THREE MONTHS ENDED JUNE 30, 1995

NET SALES

    The Company's net sales for the three months ended June 30, 1996 of $3,477,000 represents a decrease of $1,406,000 (28.8%) as compared to net sales for the three months ended June, 1995 of $4,883,000. The decrease in 1996 is attributable to the reduction in prices and increases in discounts due to intensely increased market competition.

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



                                       HALSEY DRUG CO., INC.



Date: October 3, 1996                  By: /s/ Rosendo Ferran
                                          ---------------------
                                          Rosendo Ferran
                                          President and Chief
                                          Executive Officer

Date: October 3, 1996                  By: /s/ Robert J. Mellage
                                          -----------------------
                                          Robert J. Mellage
                                          Corporate Controller