Form 10-Q
period 1996-09-30
HALSEY DRUG CO INC/NEW
filed 1996-11-14
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE - SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1996

                                       OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

COMMISSION FILE NUMBER 1-10113

                              HALSEY DRUG CO., INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           New York                                 11-0853640
-------------------------------------------------------------------------
(State or other Jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)

1827 Pacific Street
Brooklyn, New York                                  11233
-------------------------------------------------------------------------
(Address of Principal executive officer)         (Zip Code)

(718) 467-7500
-------------------------------------------------------------------------
(Registrants telephone number, including area code)

Not Applicable
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 50 days.

YES  X  NO
    ---    ---
As of November 12,1996, the registrant had 11,191,403 shares of Common Stock,$.01 par value, outstanding.

                         HALSEY DRUG CO., & SUBSIDIARIES

                                      INDEX

    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                     Page #
                                                              ------
         Condensed Consolidated Balance Sheets-                  3
         September 30, 1996 and December 31, 1995

         Condensed Consolidated Statements of                    5
         Operations - Three and nine months ended
         September 30, 1996 and September 30, 1995

         Consolidated Statements of Cash                         6
         Flows - Nine months ended September 30, 1996
         and September 30, 1995

         Consolidated Statements of Stockholders'                7
         Equity - Nine months ended September 30, 1996

         Notes to Condensed Consolidated Financial               8
         Statements

Item 2.  Management's Discussion and Analysis of Financial      10
         Condition and Results of Operations

     PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       15


Special Note Regarding Forward-Looking Statements               16


    SIGNATURES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       (Amounts in thousands)
                                                      (UNAUDITED)
                                                     September 30,  DECEMBER 31,
                                                         1996          1995
--------------------------------------------------------------------------------
CURRENT ASSETS

    Cash                                               $   507       $   353
    Accounts Receivable - trade, net
      of allowances for doubtful
      accounts of $ 183 and $280 at September 30
      1996 and December 31,1995, respectively            1,155         1,689
    Inventories                                          5,978         7,716
    Prepaid insurance and other current assets             530           656
                                                       -------       -------
      Total current assets                               8,170        10,414
PROPERTY PLANT & EQUIPMENT, NET                          6,518         7,394
OTHER ASSETS                                             1,350         1,054
                                                       -------       -------
                                                       $16,038       $18,862
                                                       =======       =======

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       (Amounts in thousands)
                                                      (UNAUDITED)
                                                     September 30,  DECEMBER 31,
                                                         1996          1995
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdraft                                     $    780     $    213
    Due to banks                                          3,195        3,395
    Current maturities of long-term debt                    200          200
    Convertible subordinated debentures                   5,645        7,347
    Department of Justice settlement                      2.129        2,000
    Accounts payable                                      2,814        2,546
    Accrued expenses and other liabilities                2,654        1,867
    Advances from minority stockholders                     206          206
    Income taxes payable                                     33           33
                                                       --------     --------
                Total current liabilities                17,656       17,807
LONG-TERM DEBT                                            2,674        2,595
CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - $.0l par value; authorized
      20,000,000 shares;  issued and outstanding
      11,141,403 shares at September 30, 1996 and
      8,973,459 shares at December 31, 1995                 116           90
    Additional paid-in capital                           19,958       14,459
    Accumulated deficit                                 (23,322)     (14,989)
                                                       --------     --------
                                                         (3,248)        (440)
Less: Treasury stock - at cost (474,603 shares)
  at September 30, 1996 and 500,000 shares at
  December 31, 1995                                      (1,044)      (1,100)
                                                       --------     --------
Total stockholders' equity                               (4,292)      (1,540)
                                                       --------     --------
                                                       $ 16,038     $ 18,862
                                                       ========     ========

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------
Amounts in thousands except per share data     For the nine months ended   For the three months ended
                                                      September 30,               September 30,
                                                      -------------               -------------
                                                    1996         1995           1996         1995
                                                    ----         ----           ----         ----
Net Sales                                      $    10,580   $    16,104    $     2,937   $     4,347
Cost of goods sold                                  12,094        12,868          4,354         4,049
                                               -----------   -----------    -----------   -----------
Gross(loss) profit                                  (1,514)        3,236         (1,417)          298
Research & Development                                 820           489            191           182
Selling, general and administrative expenses         4,678         4,487          1,534         1,506
                                               -----------   -----------    -----------   -----------
Loss from operations                                (7,012)       (1,740)        (3,142)       (1,390)
Gain on the sale of assets                                         2,288
Other income                                             5             7              1             1
Interest expense                                     1,326           862            443           422
                                               -----------   -----------    -----------   -----------
(Loss) before income taxes                          (8,333)         (307)        (3,584)       (1,811)
Provision for income taxes                                           296
                                               -----------   -----------    -----------   -----------
NET(LOSS)                                      ($    8,333)  ($      603)   ($    3,584)  ($    1,811)
                                               ===========   ===========    ===========   ===========
Net(loss)per common share                      ($     0.89)  ($     0.08)   ($     0.37)  ($     0.23)
                                               ===========   ===========    ===========   ===========
Weighted average number of outstanding shares    9,390,613     7,819,214      9,650,652     7,717,882
                                               ===========   ===========    ===========   ===========

The accompanying notes are an integral part of these statements

                       HALSEY DRUG CO., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

       Amounts in thousands                                    NINE MONTHS ENDED
                                                                 September 30
                                                                1996       1995
                                                                ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      $(8,333)  $  (603)
Adjustments to reconcile net loss
to net cash used in operating activities
 Depreciation and amortization                                  1,722     1,547
 Gain on sale of assets                                                  (2,288)
 Accrued Department of Justice interest                           129        56
 Deferred income taxes                                                      296
 Changes in assets and liabilities
    Accounts receivable                                           534       563
    Inventories                                                 1,738      (909)
    Prepaid insurance and other current assets                    126        55
    Accounts payable                                              268      (919)
    Accrued expenses                                              787       328
    Income taxes payable                                                   (183)
                                                              -------   -------
    Total adjustments                                           5,304    (1,454)
                                                              -------   -------
    Net cash used in operating activities                      (3,029)   (2,057)
                                                              -------   -------
 Cash flows from investing activities
 Capital expenditures                                            (405)     (403)
 Increase in other assets                                        (594)     (320)
 Proceeds from sale of assets                                             2,000
                                                              -------   -------
 Net cash (used in)provided by investing activities              (999)    1,277
                                                              -------   -------
Cash flows from financing activities
 Decrease in notes payable                                     (4,111)   (1,563)
 Proceeds from issuance of convertible debentures               2,145     3,707
 Issuance of common stock from conversion of debentures         3,613
 Exercise of warrants                                           1,514
 Exercise of stock-options                                        136
 Issuance of common stock                                         318
 Acquisition of treasury stock                                           (1,100)
 Payment to Department of Justice                                          (100)
 Bank overdraft                                                   567        89
 Advances from former minority stockholder                                 (212)
                                                              -------   -------
    Net cash provided by financing activities                   4,182       821
                                                              -------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         154        41
Cash and cash equivalents at beginning of period                  353        28
                                                              -------   -------
Cash and cash equivalents at end of period                    $   507   $    69
                                                              =======   =======

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       NINE MONTHS ENDED SEPTEMBER 30,1996
Amounts in thousands except per share data
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                   Common Stock             Additional     Accumulated
                                                   ------------             ----------     -----------
                                             $.01 par Shares   Amount     Paid-in Capital    Deficit
                                             ---------------   ------     ---------------    -------
Balance at December 31, 1995                     8,973,459     $    90       $14,459        ($14,989)
Net loss for the nine months ended September                                                  (8,333)
  30, 1996
Issuance of common stock-conversion of           2,040,000          21         3,592
  debentures
Issuance of shares as settlement                    49,166                       228
Issuance of warrants of convertible                                              355
  debentures
Exercise of stock warrants                         524,400           5         1,154
Issuance of shares as settlement of liability       10,384                        34
Exercise of stock options                           43,994                       136
                                               -----------     -------       -------        --------
Balance at September 30, 1996                   11,641,403     $   116       $19,958        ($23,322)
                                               ===========     =======       =======        ========

                                             Treasury Stock At Cost
                                             ----------------------
                                               Shares      Amount      Total
                                               ------      ------      -----
Balance at December 31, 1995                  (500,000)  ($  1,100)   ($1,540)
Net loss for the nine months ended September                           (8,333)
  30, 1996
Issuance of common stock-conversion of                                  3,613
  debentures
Issuance of shares as settlement                25,397          56        284
Issuance of warrants of convertible                                       355
  debentures
Exercise of stock warrants                                              1,159
Issuance of shares as settlement of liability                              34
Exercise of stock options                                                 136
                                              --------   ---------    -------
Balance at September 30, 1996                 (474,603)    ($1,044)   ($4,292)
                                              ========   =========    =======

The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments, considered necessary for the three month and nine month periods ended September 30, 1996 have been made, but the financial results for the nine month and three month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K/A.

Note 2 -  INVENTORIES
                                              (Amounts in thousands)
  Inventories consists of the following:
                                   September 30,1996        December 31,1995
                                   -----------------        ----------------

          Finished Goods                      $1,630                  $2,491
          Work in Process                      1,805                   1,398
          Raw Materials                        2,543                   3,827
                                              ------                  ------
                                              $5,978                  $7,716
                                              ======                  ======


NOTE 3 -DEBT

Borrowings under lines of credit and long-term debt consist of the following at September 30, 1996 and December 31, 1995.

                                              (Amounts in thousands)

                                   September 30,1996        December 31,1995
                                   -----------------        ----------------
   Convertible subordinated
     promissory note                         $ 1,474                 $ 1,395
   Subordinated promissory note                1,400                   1,400
                                             -------                 -------
                                               2,874                   2,795
   Less current maturities                       200                     200
                                             -------                 -------
                                             $ 2,674                 $ 2,595
                                             =======                 =======

NOTE 4 -SUBSEQUENT EVENTS

     On October 23, 1996, the Company withdrew four of its ANDAs, including its ANDA (the "Capsule ANDA") for acetaminophen/oxycodone capsules, and halted sales of the affected products. Net sales pursuant to the withdrawn Capsule ANDA were approximately $2.15 million and $8.00 million for the six months and the year ended June 30, 1996 and December 31, 1995, respectively, and accounted for approximately 28% and 40% of the Company's total net sales during such six and twelve month periods. The Company instituted the withdrawal in anticipation of its release from the FDA's Application Integrity Policy list and its restrictions (collectively, the "AIP"). The FDA had placed the Company on the AIP in connection with its investigation of the Company's operations which culminated in the 1993 consent decree. Under the AIP, the FDA suspended all of the parent company's (i.e., Halsey Drug Co.'s) applications for new drug approvals, including ANDAs and supplements to ANDAs. At the FDA's suggestion, the Company retained outside consultants to perform validity assessments of its drug applications. Thereafter, the FDA recommended that several applications, including the Capsule ANDA, be withdrawn. As a basis for its decision, the FDA cited questionable and incomplete data submitted in connection with the applications. The FDA indicated that withdrawal of the four ANDAs was necessary for the release of the Company from the AIP.

     It is the Company's understanding that it will be removed from the AIP in the very near future. Accordingly, the Company has submitted a new ANDA with respect to the Capsules, which the Company anticipates will be reviewed on an expedited basis. However, there can be no assurance that the new Capsule ANDA will be approved or that the Company will in fact be removed from the AIP. The Company will not be able to market the capsules unless and until the FDA approves the new Capsule ANDA. Failure to obtain FDA approval for the new Capsule ANDA, or a significant delay in obtaining such approval, would materially adversely affect the Company's business operations and financial condition.

                        HALSEY DRUG CO., INC. AND SUBSIDIARIES
       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Percentage                                      Percentage
                                                                     Change                                          Change
                                                                    Year-to                                         Year-to
                                                                      Year                                            Year
                                                                    Increase                                        Increase
                                        Percentage of net sales    (Decrease)        Percentage of net sales       (Decrease)
                                            Nine months ended September 30                  Three Months ended September 30
                                            ------------------------------                  -------------------------------
                                                                     1996 as                                        1996 as
                                          1996         1995        Compared to         1996            1995       Compared to
                                           %             %             1995              %               %            1995
Net Sales                                100.0         100.0            (34.3)         100.0           100.0            (32.4)
Cost of Goods                            114.3          79.9             (6.3)         148.2            93.1              7.5
                                         -----          ----                          ------           -----
Gross Profit(Loss)                       (14.3)        20.09           (146.8)         (48.2)            6.9           (575.5)
Research & Development                     7.8           3.0             67.7            6.5             4.2              4.9
Selling, general and administrative       44.2          27.9              4.3           52.3            34.6              1.8
expenses
Loss from operations                     (66.3)        (10.8)          (303.0)        (107.0)          (32.0)          (125.9)
Gain on the sale of assets                              14.2           (100.0)
Other income
Interest expense                          12.4           5.4             53.8           15.1             9.7              5.0
                                         -----          ----                          ------           -----
Loss before income taxes                 (78.8)         (1.9)         (2614.3)        (122.0)          (41.7)           (97.9)

Provision for income taxes                               1.8           (100.0)
                                                        ----
Net Loss                                 (78.8)         (3.7)         (1281.9)        (122.0)          (41.7)           (97.9)
                                         =====          ====                          ======           =====

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS NINE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES

     The Company's net sales for the nine months ended September 30, 1996 of $10,580,000 represents a decrease of $5,524,000 (34.3%) as compared to net sales for the nine months ended September 30, 1995 of $16,104,000. The decrease in 1996 is attributable to the reduction in shipments of tablet and capsule products due to the sale at the end of the first quarter of 1995 by the Company of its abbreviated new drug application for 5mg Oxycondone HCL/325mg Acetaminophen tablets (the "Tablet ANDA") to an affiliate of Mallinckrodt Chemical, Inc.("Malllinkrodt") which is partially offset by manufacturing revenue that the Company is receiving as part of its agreement with Mallinckrodt. In addition, increased competition during the current year resulted of price reductions which contributed to the decrease.

COST OF GOODS SOLD

     For the nine months ended September 30, 1996, cost of goods sold of $12,094,000 represents a decrease of approximately $774,000 as compared to $12,868,000 for the nine months ended September 30, 1995. The decrease for 1996 is attributable to the reduction in shipments of tablet products due to the sale at the end of the first quarter of 1995 by the Company of the Tablets ANDA combined with significant reductions in manufacturing costs of personnel and other expenses. In addition during the current year, the Company effected price reductions as a result of increased market competition which directly impacted gross margin. The Company's gross margin (loss) as a percentage of sales for the nine months ended September 30, 1996 was (14.3%) as compared to 20.9% for the nine months ended September 30, 1995.

RESEARCH AND DEVELOPMENT EXPENSES

     For the nine months ended September 30, 1996, research and development expenses of $820,000 increased by $331,000 as compared to research and development expenses in 1995 of $ 489,000. The Company has engaged in a research and development plan which includes the reintroduction of products suspended from shipment and the submission of several new products to the Food and Drug Administration (the "FDA") for its review as soon the Company is removed from the FDA's Application Integrity program (the "AIP"), of which there can be no assurance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percentage of sales for the nine months ended September 30, 1996 and 1995 were 44.2% and 27.9%, respectively. These expenses increased by approximately $191,000 as compared to 1995. This increase in expenses is attributable to increased legal expenses, professional fees and rent.

GAIN ON SALE OF ASSETS

     On March 21, 1995, the Company sold the tablets ANDA and certain equipment used in the production of the Tablets for up to $5.4 million to Mallinckrodt. The Company received $500,000 of the proceeds in July 1994. Mallinckrodt also paid the Company $2,000,000 on March 21,1995 and the remainder will be payable as follows: (i) $1,000,000 upon the Company receiving general clearance from the FDA for unrestricted operations at its Brooklyn facility and written notice from the FDA that it is in compliance with certain provisions of the consent decree dated September 29, 1993 and (ii) $1,900,000 at the earlier of (a) Mallinckrodt receiving certain authorizations from the FDA or (b) September 21, 1997 (the " Deferred Payments"). Mallinckrodt also agreed to defer $1,200,000 of the Company's trade debt due to an affiliate of Mallinckrodt. For the nine months ended September 30, 1995, the Company recorded a gain of $2,288,000 for the sale of the ANDA and related equipment net of expenses related to the sale. If prior to the time it is possible for Mallinckrodt to commence production under the Tablets ANDA or any new Tablets ANDA at its own facility, and the Company ceases or is forced to cease or substantially curtail production under the Tablet ANDA, as a consequence of (i) any action or communication by the FDA or any other regulatory or governmental authority or (ii) any financial or other business difficulty, then Mallinckrodt has the right to cancel payment of any yet unpaid portion of the Deferred Payment($1.9 million) and shall further have the right to a full refund of any portion of the Deferred Payment already made to the Company.

The Company has revised the gain recorded on the sale of assets to Mallinckrodt and will not recognize the Deferred Payment until the earlier of (a) Mallinckrodt receiving certain authorizations from the FDA or (b) March 31, 1998. The effect of the adjustments on the accompanying financial statements is as follows(In thousands, except for per share amounts):

As of September 30, 1995:


In thousands except for per share amounts     As Previously          As
                                                reported          restated
                                                --------          --------
Net earnings(loss)                                $ 1,297         ($   603)
Net earnings per common share                         .16              .15
Long-term receivable                                1,900             --
Accumulated deficit                               ($9,589)        ($11,489)

INTEREST EXPENSE

     Interest expense for 1996 increased by $464,000 as compared to 1995 as a result of the private placements of convertible subordinated debentures consummated in July 1995, November 1995 and August 1996 combined with the note from Mallinkrodt.

PROVISION FOR INCOME TAXES

     In 1995, the Company had a tax provision of $296,000 as a result of available net operating loss carryforwards. In 1996, the Company has no tax benefit since the available loss carryback to prior years was utilized by the net operating loss for 1993 carryback to the prior years.

NET (LOSS) EARNINGS

     For the nine months ended September 30, 1996, the Company had a net loss of $8,333,000 as compared to a net loss of $603,000 for the nine months ended September 30, 1995. The increase in net loss is attributable to the gain on the sale of assets of $ 4,188,000, net of the tax provision of $ 296,000, or $3,892,000. This increaase is attributable to price reductions and discounts during the current year in an effort to meet increased competition combined with unabsorbed manufacturing costs and increases in expenses and legal fees incurred for certain subsidiary operations without any revenue being generated at the current time.

THREE MONTHS ENDED SEPTEMBER 30, 1996 Vs THREE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES

     The Company's net sales for the three months ended September 30, 1996 of $2,937,000 represents a decrease of $1,410,000 (32.4%) as compared to net sales for the three months ended September 30,1995 of $4,347,000. The decrease in 1996 is attributable to reductions in prices and increases in discounts due to intensely increased market competition.

COST OF GOODS SOLD

     For the three months ended September 30, 1996, cost of goods sold of $4,354,000 representing an increase of approximately $305,000 as compared to the three months ended September 30, 1995. The increase for 1996 is attributable to increases in unabsorbed manufacturing costs which include costs of certain subsidiary operations which are not generating revenues at the current time as originally anticipated.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 1996 and 1995 were 52.3% and 34.6%, respectively. These expenses increased by approximately $28,000 or 1.8% as compared to 1995. This increase in expenses is attributable to increased legal expenses, professional fees and rent.

INTEREST EXPENSE

     Interest expense for 1996 increased by $464,000 as compared to 1995 as a result of the private placements of convertible subordinated debentures consummated in July 1995, November 1995 and August 1996.

NET (LOSS)

     For the three months ended September 30, 1996, the Company had a net loss of $3,584,000 as compared to a net loss of $1,811,000 for the three months ended September 30, 1995. This increase is attributable to price reductions and discounts during the current year in an effort to meet increased competition combined with unabsorbed manufacturing costs and increases in expenses and legal fees incurred for certain subsidiary operations without any revenue being generated at the current time.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had cash and cash equivalents of $507,000 as compared to $353,000 at December 31, 1995. The Company had a working capital deficiency at September 30, 1996 of $9,486,000 and $7,393,000 at December 31, 1995. In August of 1996, the Company signed an agreement with its banks which granted waivers for the outstanding defaults and extended the bank agreement termination date to December 31, 1996.

     As a result of the decline in shipments of solid dosage products from the Company's Brooklyn plant following the entry of the consent decree, and as a result of the lack of available borrowing under the Company's credit agreement, the Company's liquidity position has been materially adversely affected since September 30, 1993 and the Company's capital resources have been severely limited. The Company has actively sought to reduce its operating costs at the Brooklyn plant, where it has made significant reductions in personnel. In addition, the Company's liquidity position has been affected since the second half of 1994 by the discontinuance of shipments of liquid products from its California subsidiary as a result of a review completed by the Company of this liquid operation. In an effort to reduce the loss from lower revenues at this subsidiary, the Company has reduced its operating costs at the California subsidiary through significant reductions of personnel and other expenses however, the Company is still incurring operating costs which are not being offset by revenues at this time.

     The Company has insufficient resources to meet both its current obligations at September 30, 1996 and it long-term obligations. As previously indicated, the Company has continued to actively pursue financing as indicated by the completion of a third private placement of convertible debentures with warrants during the third quarter of 1996. However, there can be no assurance that the Company will be able to obtain any such additional financing on commercially acceptable terms to replace its existing bank debt.

     The consummation of a private offering during the third quarter of 1996 resulted in net proceeds of approximately $ 2,160,000. The Company was required to use $391,000 of such net proceeds to repay a portion of its bank debt, accrued interest and legal fees as discussed in Note 3. The Company used the balance of the net proceeds of the Offering for: working capital; registration of the Underlying Shares under the Securities Act; purchase of equipment; and for research and development expenses.

PART II  OTHER INFORMATION

    Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits:
                 Financial Data Schedule

    (b)     Reports on Form 8-K
               Current  report on Form 8-k dated as of August 22, 1996:
               Item 1 - Changes in Control of Registrant
               Item 6 - Resignation of Registrant's Directors
               Item 7 - Financial Statements and Exhibits

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in general economic and business conditions; loss of market share through competition; introduction of competing services by other companies; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the generic pharmaceutical manufacturing industry; regulatory obstacles to the introduction of new services that are important to the Company's growth; availability of qualified personnel; the loss of any significant customers; and other factors both reference and not referenced in this report. When used in this report, the words "estimate", "project", "anticipate", "expect", "intend", "believe", and similar expressions are intended to identify forward-looking statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HALSEY DRUG CO., INC.


Date: November 14, 1996                  By: /s/ Rosendo Ferran
                                          -----------------------
                                          Rosendo Ferran
                                          President and Chief
                                          Executive Officer

Date: November 14, 1996                  By: /s/ Robert J. Mellage
                                          -----------------------
                                          Robert J. Mellage
                                          Corporate Controller

                                 End of Document