Form 10-Q
period 1997-03-31
HALSEY DRUG CO INC/NEW
filed 1997-05-21
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1997

                                       OR

     --- TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

                         COMMISSION FILE NUMBER 1-10113

                             HALSEY DRUG CO., INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

           New York                                       11-0853640
--------------------------------------------------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1827 Pacific Street
Brooklyn, New York                                          11233
--------------------------------------------------------------------------------
(Address of Principal executive offices)                  (Zip Code)

 (718) 467-7500
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

YES            NO   X
    -----        ------

As of May 13,1997 the registrant had 13,988,434 Shares of Common Stock, $.01 par value, outstanding.

                         HALSEY DRUG CO., & SUBSIDIARIES
                         -------------------------------

                                      INDEX
                                      -----

        PART I.  FINANCIAL INFORMATION
        ------------------------------
        Item 1. Financial Statements (Unaudited)                       Page #

               Condensed Consolidated Balance Sheets-                     3
               March 31, 1997 and December 31, 1996

               Condensed Consolidated Statements of                       5
               Operations - Three months ended March 31, 1997
               and March 31, 1996

               Consolidated Statements of Cash                            6
               Flows - Three months ended March 31, 1997
               and March 31, 1996

               Consolidated Statements of Stockholders'                   7
               Equity - Three months ended March 31, 1997

               Notes to Condensed Consolidated Financial                  8
               Statements

        Item 2.  Management's Discussion and Analysis of Financial       10
               Condition and Results of Operations


        SIGNATURES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                      (UNAUDITED)

          (Amounts in thousands)                         1997          1996

                                                       MARCH 31    DECEMBER 31
                                                       --------    -----------
CURRENT ASSETS


        Cash and cash equivalents                       $    21     $   118

        Accounts Receivable - trade, net of
           allowances for doubtful accounts of $454
           at March 31, 1997 and $424 at
           December 31, 1996, respectively                  421         226

        Other receivable                                   --         1,000

        Inventories                                       3,699       3,758

        Prepaid insurance and other current assets          195         252
                                                        -------     -------

          Total current assets                            4,336       5,354

PROPERTY PLANT & EQUIPMENT, NET                           5,798       6,222

OTHER ASSETS                                                392         406
                                                        -------     -------

                                                        $10,526     $11,982
                                                        =======     =======



The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                       (UNAUDITED)
   (Amounts in thousands)                                                  1997        1996
                                                                         MARCH 31   DECEMBER 31
                                                                         --------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Bank overdraft                                                      $    294    $    286
     Due to Banks                                                           2,476       3,195
     Notes payable                                                          2,525       1,625
     Convertible Subordinated Debentures                                    2,191       2,173
     Department of Justice settlement                                       2,190       2,168
     Accounts payable                                                       4,124       4,533
     Accrued expenses                                                       4,880       3,575
                                                                         --------    --------


                Total current liabilities                                  18,680      17,555

LONG-TERM DEBT                                                                 --       1,508

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock - $.01 par value; authorized 20,000,000, shares; issued        139         131
           and outstanding 13,979,767 shares at March 31,1997 and
           13,175,708 shares at December 31, 1996


     Additional paid-in capital                                            25,327      23,316

     Accumulated deficit                                                  (32,631)    (29,484)
                                                                         --------    --------
                                                                           (7,165)     (6,037)

           Less: Treasury stock - at cost -( 449,603 shares at March         (989)     (1,044)
                                                                         --------    --------
           31, 1997 and 474,603 shares at December 31, 1996)



                Total stockholders' equity (deficit)                       (8,154)     (7,081)
                                                                         --------    --------

                                                                         $ 10,526    $ 11,982
                                                                         ========    ========



The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Amounts in thousands except per share data          For the Three months ended
                                                   ----------------------------
                                                             March 31
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------




Net Sales ......................................   $      2,843    $      4,166
Cost of goods sold .............................          4,105           3,749
                                                   ------------    ------------


   Gross profit(loss) ..........................         (1,262)            417

Research & Development .........................            165             358
Selling, general and administrative expenses ...          1,460           1,377
                                                   ------------    ------------

   Loss from operations ........................         (2,887)         (1,318)

Interest expense ...............................            260             435
                                                   ------------    ------------

    Loss before income taxes ...................         (3,147)         (1,753)

Provision for income taxes .....................             --              --
                                                   ------------    ------------


Net loss .......................................   ($     3,147)   ($     1,753)
                                                   ============    ============


Net loss per common share ......................   ($      0.24)   ($      0.22)
                                                   ============    ============


Average number of outstanding shares ...........     12,959,342       7,886,101
                                                   ============    ============


The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
Amounts in thousands                                         THREE MONTHS ENDED

                                                                 MARCH 31
                                                             ------------------
                                                               1997      1996
                                                             -------    -------



Cash flows from operating activities

 Net loss ................................................   ($3,147)   ($1,753)

Adjustments to reconcile net loss to net cash used in
operating activities
     Depreciation and amortization .......................       457        533
     Accrued Department of Justice interest ..............        50         59
     Changes in assets and liabilities
        Accounts receivable ..............................      (195)       158
        Other receivable .................................     1,000         --
        Inventories ......................................        59       (191)
        Prepaid insurance and other current assets .......        57         47
        Accounts payable .................................      (409)       414
        Accrued expenses .................................     1,305        147
                                                             -------    -------

        Total adjustments ................................     2,324      1,167
                                                             -------    -------


           Net cash used in operating activities .........      (823)      (586)
                                                             -------    -------

 Cash flows from investing activities

     Capital expenditures ................................        --       (188)
     (Decrease)increase in other assets ..................        (1)        33
                                                             -------    -------

        Net cash used in investing activities ............        (1)      (155)
                                                             -------    -------


Cash flows from financing activities

     Increase in notes payable ...........................       900         --
     Decrease in due to banks ............................      (719)        --
     Issuance of common stock for payment of interest ....       112         --
     Exercise of warrants of convertible debentures ......        72         --
     Exercise of stock options ...........................       254         --
     Proceeds from issuance of treasury stock ............       100        158
     Bank overdraft ......................................         8        480
                                                             -------    -------

        Net cash provided by financing activities ........       727        638
                                                             -------    -------

     NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS .       (97)       103

Cash and cash equivalents at beginning of period .........       118        353
                                                             -------    -------


Cash and cash equivalents at end of period ...............   $    21    $   250
                                                             =======    =======



The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)

                        Three months ended March 31, 1997

Amounts in thousands except per share data

                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                     Common Stock, $.01 par value
                                     ---------------------------- Additional                  Treasury stock, at cost
                                                                   paid-in     Accumulated    -----------------------
                                          Shares       Amount      capital       deficit         Shares       Amount       Total
                                       -----------    -------    -----------   -----------    -----------    --------    ---------
Balance January 1, 1997                 13,175,708    $   131    $    23,316   ($   29,484)      (474,603)   ($ 1,044)   ($  7,081)

Net Loss for the three months ended                                                 (3,147)                                 (3,147)
March 31, 1997

Conversion of convertible subordinated     642,407          7          1,529                                                 1,536
promissory note

Issuance of shares as payment of            34,754                       112                                                   112
interest

Sale of treasury stock                      25,000                        45                       25,000          55          100

Exercise of warrants of convertible         22,267                        72                                                    72
debentures

Stock options exercised                     79,631          1            253                                                   254
                                       -----------    -------    -----------   -----------    -----------    --------    ---------

Balance at March 31, 1997               13,979,767    $   139    $    25,327   ($   32,631)      (449,603)   ($   989)   ($  8,154)
                                       ===========    =======    ===========   ===========    ===========    ========    =========




The accompanying notes are an integral part of this statement

--------------------------------------------------------------------------------
HALSEY DRUG CO., INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the three months ended March 31, 1997 have been made, but the financial results for the three months period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

     As of March 31, 1997, the Company has a working capital deficiency of approximately $14,344,000, has an accumulated deficit of approximately $32,631,000, has incurred a loss of approximately $3,147,000 during the three months ended March 31, 1997, and is not in compliance with its financial covenants pursuant to its banking agreement and its convertible subordinated debenture agreement. In addition, the Company is delinquent in the payment of its payroll taxes and the Company's credit agreement with its banks expires June 30, 1997. These factors and other matters as discussed in Annual Report on Form 10-K at December 31, 1996, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management's plans with respect to those conditions include seeking alternative sources of financing. In this regard, the Company (a) is reviewing several unsolicited expressions of interest from prospective joint venture partners and investors, (b) plans to refinance or extend the maturity date of the Company's bank debt, (c) has sold the rights to one of its products to a major vendor and has received a commitment for future production of such product and submitted Abbreviated New Drug Applications ("ANDA") for approval by the Food and Drug Administration ("FDA"). There can be no assurance that management can obtain alternative sources of financing or obtain approvals for the ANDA's.


Note 2 -  Inventories
                                                (Amounts in thousands)
        Inventories consists of the following:

                                       March 31, 1997         December 31, 1996
                                       --------------         -----------------
          Finished Goods                   $2,087                 $2,121
          Work in Process                   1,002                  1,018
          Raw Materials                       610                    619
                                           ------                 ------
                                           $3,699                 $3,758
                                           ======                 ======

NOTE 3 - Debt

     As per the agreement with Mallinckrodt Acquisition, Inc. (Mallinckrodt), on January 9,1997, the Bank Group received payment of $1,000,000, towards principal reduction, interest payments and legal expenses which reduced the principal balance outstanding to approximately $2,476,000. In addition, during the first quarter of 1997, the Company borrowed from and issued to several debenture holders and shareholders, unsecured, demand promissory notes in the amount of $900,000, bearing interest at 12% per annum, with interest payable quarterly.

During March 1997, pursuant to the agreement with Zatpack, Inc., the convertible subordinated promissory note in the amount of $ 1,292,000 and accrued interest of approximately $ 243,000 were converted to common stock.

Borrowings under long-term debt consist of the following at March 31, 1997 and December 31, 1996.

                                                          (Amounts in thousands)
                                                            1997          1996
                                                           -------      -------
      Convertible subordinated promissory note             $  --        $ 1,508
      Subordinated promissory note                           1,400        1,400
         Other                                               1,125          225
                                                           -------      -------
                                                             2,525        3,133
      Less current maturities                               (2,525)      (1,625)
                                                           -------      -------
                                                           $  --        $ 1,508
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



NOTE 5 - New Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 31, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have material impact on the disclosure of earnings per share in the financial statements.

                      HALSEY DRUG CO.,INC. AND SUBSIDIARIES
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                        Three months ended
                                                             March 31
                                    --------------------------------------------
                                                                        Percentage Change
                                                                           Year-to-Year
                                              Percentage of Net Sales   Increase (decrease)
                                              -----------------------   -------------------

--------------------------------------------------------------------------------
                                                                              1997 as
                                                                            compared to
                                                   1997      1996              1996
                                                  ------    ------            ------
                                                    %          %                 %
                                                  ------    ------            ------
Net Sales                                          100.0     100.0             (31.8)
Cost of goods sold                                 144.4      90.0              (9.5)
                                                  ------    ------            ------

   Gross profit(loss)                              (44.4)     10.0            (402.6)

Research & Development                               5.8       8.6             (53.9)
Selling, general and administrative expenses        51.4      33.0              (6.0)
                                                  ------    ------            ------
   Loss from operations                           (101.6)    (31.6)           (119.0)

Interest expense                                     9.1      10.4             (40.2)
                                                  ------    ------            ------

   Loss before income taxes                       (110.7)    (42.1)            (79.5)


Provision for income taxes                            --        --
                                                  ------    ------            ------

Net loss                                          (110.7)    (42.1)             79.5
                                                  ======    ======            ======


--------------------------------------------------------------------------------
Three months ended March 31, 1997 vs three months ended March 31, 1996
--------------------------------------------------------------------------------

Net Sales
---------

     The Company's net sales for the three months ended March 31, 1997 of $2,843,0000 represents a decrease of $1,323,000 (31.8%) as compared to net sales for the three months ended March 31, 1996 of $4,166,000. This decrease is as a result of the removal from the marketplace of four products and the withdrawal of four ANDA's by the Company, pursuant to a requirement by the FDA, as a pre-condition to release of the Company from the FDA's Application Integrity Policy ("AIP").

Cost of Goods Sold
------------------

     For the three months ended March 31, 1997, cost of goods sold increased by approximately $356,000 as compared to the three months ended March 31, 1996. The increase for 1997 is attributable to the reduction in shipments and unabsorbed manufacturing costs which directly impact upon the Company's cost of sales and gross margin. Gross margin as a percentage of sales for the three months ended March 31, 1997 was (44.4%) as compared to 10.0% for the three months ended March 31, 1996.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 1997 and 1996 were 51.4% and 33.0%, respectively.

Research and Development Expenses
---------------------------------

     Research and development expenses as a percentage of sales for the three months ended March 31, 1997 and 1996 was 54.9% and 33.1%, respectively. The Company's research and development program continues to concentrate its efforts toward the submission of new products to the FDA.


Net Earnings (Loss)
-------------------

     For the three months ended March 31, 1997, the Company had net loss of $3,147,000 as compared to a net loss of $1,753,000 for the three months ended March 31, 1996. This decrease is as a result of unabsorbed manufacturing costs and the removal from the marketplace of four products and the withdrawal of four ANDA's by the Company, pursuant to a requirement by the FDA, as a pre-condition to release of the Company from the AIP.

Liquidity and Capital Resources
-------------------------------

     At March 31, 1997, the Company had cash and cash equivalents of $21,000 as compared to $118,000 at December 31, 1996. The Company had a working capital deficiency at March 31, 1997 of $14,344,000 and $12,201,000 at December 31, 1996.

     The removal from the marketplace of four products and the withdrawal of our ANDA's pursuant to a requirement by the FDA, as a pre-condition to the release of the Company from the AIP on December 19, 1996 combined with the lack of available borrowing under the Company's credit agreement, materially, and adversely affected the Company cash position and has severely limited the Company's capital resources.

     The Company's Credit Agreement with its banks which expired on December 31, 1996, was extended to June 30, 1997. As per the agreement with Mallinckrodt, on January 9, 1997, the Bank Group received payment of $1,000,000, towards principal reduction, interest payments and legal expenses which reduced the principal balance outstanding to approximately $2,476,000.

SIGNATURES
-----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          HALSEY DRUG CO., INC.



Date: May 20, 1996                                 BY:s/s Rosendo Ferran
                                                      ----------------------
                                                          Rosendo Ferran
                                                          President and Chief
                                                          Executive Officer

Date: May 20, 1996                                 BY:s/s  Robert J. Mellage
                                                      ----------------------
                                                          Robert J. Mellage
                                                          Corporate Controller

                                 EXHIBIT INDEX



Exhibit                Description
No.



27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.