Form 10-Q
period 1997-06-30
HALSEY DRUG CO INC/NEW
filed 1997-08-15
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----          EXCHANGE ACT OF 1934.

        For the quarterly period ended June 30, 1997

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

YES            NO  X
    -----        -----

As of August 13, 1997 the registrant had 14,012,410 Shares of Common Stock, $.01 par value, outstanding.

                         HALSEY DRUG CO., & SUBSIDIARIES
                         -------------------------------

                                      INDEX
                                      -----

        PART I.  FINANCIAL INFORMATION
        ------------------------------
        Item 1. Financial Statements (Unaudited)                       Page #

               Condensed Consolidated Balance Sheets-                     3
               June 30, 1997 and December 31, 1996

               Condensed Consolidated Statements of                       5
               Operations - Three and six months ended June 30, 1997
               and June 30, 1996

               Consolidated Statements of Cash                            6
               Flows - Six months ended June 30, 1997
               and June 30, 1996

               Consolidated Statements of Stockholders'                   7
               Equity - Six months ended June 30, 1997

               Notes to Condensed Consolidated Financial                  8
               Statements

      Item 2.  Management's Discussion and Analysis of Financial         10
               Condition and Results of Operations


        SIGNATURES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                             (UNAUDITED)

          (Amounts in thousands)                           1997         1996

                                                          JUNE 30    DECEMBER 31
                                                          -------    -----------

CURRENT ASSETS


        Cash and cash equivalents                          $   202       $   118

        Accounts Receivable - trade, net of
           Allowances for doubtful accounts of $502 and
           $ 424 at December 31, 1997 and
           December 31, 1996, respectively                     630           226

        Other receivable                                      --           1,000

        Inventories                                          4,472         3,758

        Prepaid insurance and other current assets             405           252
                                                           -------       -------

          Total current assets                               5,709         5,354

PROPERTY PLANT & EQUIPMENT, NET                              5,404         6,222

OTHER ASSETS                                                   409           406
                                                           -------       -------

                                                           $11,522       $11,982
                                                           =======       =======


        The accompanying notes are an integral part of these statements
                                       3

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                (UNAUDITED)
   (Amounts in thousands)                                                  1997       1996
                                                                         JUNE 30   DECEMBER 31
                                                                         -------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
     Bank overdraft                                                      $    296    $    286
     Due to Banks                                                           2,476       3,195
     Notes payable                                                          5,525       1,625
     Convertible Subordinated Debentures                                    2,209       2,173
     Department of Justice settlement                                       2,190       2,168
     Accounts payable                                                       4,204       4,533
     Accrued expenses and other liabilities                                 5,584       3,575
                                                                         --------    --------


                Total current liabilities                                  22,484      17,555

LONG-TERM DEBT                                                               --         1,508

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock - $.01 par value; authorized 20,000,000, shares; issued        139         131
           and outstanding 13,995,102 shares at June 30,1997 and
           13,175,708 shares at December 31, 1996


     Additional paid-in capital                                            25,378      23,316

     Accumulated deficit                                                  (35,490)    (29,484)
                                                                         --------    --------
                                                                           (9,973)     (6,037)

           Less: Treasury stock - at cost -(449,603 shares at June 30,       (989)     (1,044)
                                                                         --------    --------
           1997 and 474,603 shares at December 31, 1996)

                Total stockholders' equity(deficit)                       (10,962)     (7,081)
                                                                         --------    --------

                                                                         $ 11,522    $ 11,982
                                                                         ========    ========


         The accompanying notes are an integral part of these statements
                                        4

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Amounts in thousands except per share data
                                                                                           June 30
                                                                                           -------
                                                                 For the six months ended            For the three months ended
                                                                 ------------------------            --------------------------
                                                                  1997                1996              1997               1996
                                                              ------------       ------------       ------------       ------------
Net Sales ..............................................      $      5,052       $      7,643       $      2,209       $      3,477
Cost of goods sold .....................................             7,355              7,740              3,250              3,991
                                                              ------------       ------------       ------------       ------------


   Gross profit(loss) ..................................            (2,303)               (97)            (1,041)              (514)

Research & Development .................................               483                629                318                271
Selling, general and administrative expenses ...........             2,682              3,144              1,222              1,767
                                                              ------------       ------------       ------------       ------------

   Loss from Operations ................................            (5,468)            (3,807)            (2,581)            (2,552)

Interest expense .......................................               537                879                277                444
                                                              ------------       ------------       ------------       ------------

    Loss before income taxes ...........................            (6,005)            (4,749)            (2,858)            (2,996)
                                                              ------------       ------------       ------------       ------------

Provision for income taxes .............................              --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------


Net loss ...............................................      ($     6,005)      ($     4,749)      ($     2,858)      ($     2,996)
                                                              ============       ============       ============       ============


Net loss per common share ..............................             (0.45)      ($      0.47)             (0.21)      ($      0.26)
                                                              ============       ============       ============       ============


Average number of outstanding shares ...................        13,246,077         10,179.172         13,515,063         11,375,177
                                                              ============       ============       ============       ============


The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                        For the six months ended
                                                        ------------------------
                                                               1997        1996
                                                               ----        ----
Cash flows from operating activities

 Net loss ................................................    (6,005)   ($4,749)

Adjustments to reconcile net loss to net cash used in
operating activities
     Depreciation and amortization .......................       854      1,193
     Changes in assets and liabilities
        Accounts receivable ..............................      (404)        17
        Other receivable .................................     1,000
        Inventories ......................................      (714)       602
        Prepaid insurance and other current assets .......      (153)         3
        Accounts payable .................................      (329)       855
        Accrued expenses and other liabilities ...........      2022        871
                                                             -------    -------

        Total adjustments ................................     2,276      3,541
                                                             -------    -------


           Net cash used in operating activities .........    (3,729)    (1,208)
                                                             -------    -------

 Cash flows from investing activities

     Capital expenditures ................................        36       (360)
     (Decrease)increase in other assets ..................        (3)      (574)
                                                             -------    -------

        Net cash used in investing activities ............        33       (934)
                                                             -------    -------


Cash flows from financing activities

     Increase in notes payable ...........................     3,900
     Decrease in due to banks ............................      (719)
     Issuance of common stock for payment of interest ....       112      1,556
     Exercise of warrants of convertible debentures ......        72
     Exercise of stock options ...........................       305
     Payment to Department of Justice ....................                  (10)
     Proceeds from issuance of treasury stock ............       100
     Bank overdraft ......................................        10        354
                                                             -------    -------

        Net cash provided by financing activities ........     3,780      1,900
                                                             -------    -------

     NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS .        84       (242)

Cash and cash equivalents at beginning of period .........       118        353
                                                             -------    -------

Cash and cash equivalents at end of period ...............   $   202    $   111
                                                             =======    =======

         The accompanying notes are an integral part of these statements
                                        6

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)
                         Six months ended June 30, 1997

                   Amounts in thousands except per share data
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                         Common Stock, $.01 par value                             Treasury stock, at cost
                                        ----------------------------  Additional   Accumulated   -----------------------
                                                                      paid-in
                                           Shares       Amount        Capital       deficit       Shares       Amount        Total
                                           ------       ------       ---------       -------       ------      ------        -----
Balance January 1, 1997                  13,175,708     $  131       $  23,316    ($ 29,484)     (474,603)   ($  1,044)   ($  7,081)

Net Loss for the six months ended June                                               (6,006)                                 (6,006)
30, 1997

Conversion of convertible subordinated      642,407          7           1,529                                                1,536
promissory note

Issuance of shares as payment of             34,754                        112                                                  112
interest

Sale of treasury stock                       25,000                         45                     25,000           55          100

Exercise of warrants of convertible          22,267                         72                                                   72
debentures

Stock options exercised                      94,966          1             304                                                  305
                                             ------     ------             ---   -----------   -----------     --------  -----------
Balance at June 30, 1997                 13,995,102     $  139       $  25,378   ($  35,490)   (  449,603)     ($  989)  ($  10,962)
                                         ==========     ======       =========   ===========   ===========     ========  ===========



         The accompanying notes are an integral part of this statement
                                        7

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the six months ended June 30, 1997 have been made, but the financial results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

     As of June 30, 1997, the Company has a working capital deficiency of approximately $16,775,000 has a stockholders' equity (deficit) of approximately $10,962,000 and has incurred a loss of approximately $6,005,000 during the six months ended June 30, 1997, and is not in compliance with its financial covenants pursuant to its banking agreement and its convertible subordinated debenture agreement. In addition, the Company is delinquent in the payment of its payroll taxes and the Company's credit agreement with its banks expired June 30, 1997. These factors and other matters as discussed in Annual Report on Form 10-K at December 31, 1996, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management's plans with respect to those conditions include seeking alternative sources of financing. In this regard, the Company (a) is reviewing several unsolicited expressions of interest from prospective joint venture partners and investors, (b) plans to refinance or extend the maturity date of the Company's bank debt, (c) has sold the rights to one of its products to a major vendor and has received a commitment for future production of such product and submitted Abbreviated New Drug Applications ("ANDA") for approval by the Food and Drug Administration ("FDA"). There can be no assurance that management can obtain alternative sources of financing or obtain approvals for the ANDA's.

Note 2 -  Inventories
                                                   (Amounts in thousands)
        Inventories consists of the following:

                                        June 30, 1997       December 31, 1996
                                        -------------       -----------------

           Finished Goods                  $ 1,859                 $ 2,121
           Work In Process                   1,124                   1,018
           Raw Materials                     1,489                     619
                                             -----                     ---
                                           $ 4,472                 $ 3,758
                                           =======                 =======

NOTE 3 - Debt

     As per the agreement with Mallinckrodt Acquisition, Inc.(Mallinckrodt), on January 9,1997, the Bank Group received payment of $1,000,000, towards principal reduction, interest payments and legal expenses which reduced the principal balance outstanding to approximately $2,476,000. During the first quarter of 1997, the Company borrowed from and issued to several debenture holders and shareholders, unsecured, demand promissory notes in the amount of $900,000, bearing interest at 12% per annum, with interest payable quarterly. In addition, during the second quarter of 1997, the Company received funds, in the amount of $3,000,000, from the proposed purchaser of the Company's Indiana facility. These funds were tendered during the due diligence period, as an unsecured advance against anticipated payment, by the proposed purchase, at the consummation of the transaction. In the event that the transaction is not realized, the funds convert to a non-collaterized, one year loan to the Company.

During March 1997, pursuant to the agreement with Zatpack, Inc., the convertible subordinated promissory note in the amount of $ 1,292,000 and accrued interest of approximately $ 243,000 were converted to common stock.

Borrowings under long-term debt consist of the following at:

                     (In thousands)                        June 30, 1997      December 31, 1997
                                                           -------------      -----------------
       Convertible subordinated promissory note                                     $ 1,508
       Subordinated promissory notes                          $ 1,400                 1,400
       Other                                                    4,125                   225
                                                                -----                   ---
                                                                5,525                 3,133
       Less: current maturities of long-term debt              (5,525)               (1,625)
                                                              -------               -------
                                                              $    --               $ 1,508
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

A lawsuit was filed against the Company seeking payment of $164,000 in past due invoices. On August 6, 1997, a Stipulation of Settlement was entered into by the parties, specifying a fifteen month pay-out.

The Company was named as Defendant in a lawsuit filed on June 5, 1997. The Complaint seeks payment, in the amount of $35,000, for past due invoices. A Settlement Agreement reached between the parties on June 18, 1997, allows for an incemental payment schedule of the amounts owed.

On August 5, 1997, a Stipulation of Dismissal was filed by the Plaintiff in the matter of Lexington Insuance Company vs. Halsey Drug Co., Inc. 95 CIV 3403.

On August 4, 1997, a General Dismissal and Release was filed by the Plaintiff, in the case involving claims of a former employee of the Company, involving allegedly owed back pay.

A Landlord-Tenant action was settled between the parties on April 18, 1997, whereby the Company agreed to pay back rent and penalties owed to the Plaintiff. To date, the majority of the arrearages have been satisfied.

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

                      HALSEY DRUG CO.,INC. AND SUBSIDIARIES

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                          Six months ended June 30              Three months ended June 30
                                                                               Percentage                                Percentage
                                                                                 Change                                    Change
                                                                               Year-to-Year                            Year-to-Year

                                                                                Increase    Percentage of Net Sales      Increase
                                                                                --------    -----------------------      --------
                                                                                (decrase)                               (decrease)
                                                                                ---------                               ----------
                                                                                 1997 as                                  1997 as
                                                                                 -------                                  -------
                                                                               compared to                               compared to
                                                                               -----------                               -----------
                                                         1997        1996         1996         1997       1996              1996
                                                         -----       -----       ------       -----       -----             -----
Net Sales ............................................   100.0       100.0        (33.9)      100.0       100.0             (36.5)
Cost of goods sold ...................................   145.6       101.3         (5.0)      147.1       114.8             (18.6)
                                                         ------      -----                    -----       -----


   Gross profit(loss) ................................   (45.6)       (1.3)     (2274.2)      (47.1)      (14.8)            102.5

Research & Development ...............................     9.6         8.2        (23.2)       14.4         7.8              17.3
Selling, general and administrative expenses .........    53.0        41.1        (14.7)       55.3        50.9             (30.8)
                                                         ------      -----                    -----       -----

   Loss from Operations ..............................  (108.2)      (50.6)        41.3      (116.8)      (73.5)              1.1

Interest expense .....................................    10.7        11.5        (38.9)       12.6        12.8             (37.4)
                                                         ------      -----                    -----       -----

    Loss before income taxes .........................  (118.9)      (62.1)        26.4      (129.4)      (86.3)             (4.6)
                                                         ------      -----                    -----       -----

Provision for income taxes ...........................  --          --           --          --          --                --
                                                         ------      -----                    -----       -----


Net loss .............................................  (118.9)      (62.1)        26.4      (129.4)      (86.3)             (4.6)
                                                         ======      =====                    =====       =====


--------------------------------------------------------------------------------
Six months ended June 30, 1997 vs six months ended June 30, 1996
--------------------------------------------------------------------------------
Net Sales

The Company's net sales for the six months ended June 30, 1997 of $ 5,052,000 represents a decrease of $2,591,000 (33.9%) as compared to net sales for the six months ended June 30, 1996 of $7,643,000. This decrease is as a result of the removal from the marketplace of four products and the withdrawal of four ANDA's by the Company, pursuant to a requirement by the FDA in October 1996.

Cost of Goods Sold

     For the six months ended June 30, 1997, cost of goods sold of $ 7,355,000 decreased as compared to the six months ended June 30, 1996 of $7,740,000. This is attributable a reduction in sales combined with unabsorbed manufacturing costs which directly impact upon the Company's cost of sales and gross margin. Gross margin as a percentage of sales for the six months ended June 30, 1997 was (45.6%) as compared to 1.3% for the six months ended June 30, 1996. This is attributable to a reduction in sales combined with the unabsorbed manufacturing costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of sales for the six months ended June 30, 1997 and 1996 were 53.0% and 41.1%, respectively.

Research and Development Expenses

     Research and development expenses as a percentage of sales for the six months ended June 30, 1997 and 1996 were 9.6% and 8.2%, respectively. The Company's research and development program continues to concentrate its efforts toward the submission of new products to the FDA. The Company has submitted four Abreviated New Drug Applications(ANDA's) for six new products as of this date. Currently, we are working on twenty-five additional products which include seven submissions scheduled for this year.

Net Earnings (Loss)

     For the six months ended June 30, 1997, the Company had net loss of $6,005,000 as compared to a net loss of $4,749,000 for the six months ended June 30, 1996. This decrease is as a result of unabsorbed manufacturing costs and the removal from the marketplace of four products and the withdrawal of four ANDA's by the Company, pursuant to a requirement by the FDA.

--------------------------------------------------------------------------------
Three months ended June 30, 1997 vs Three months ended June 30, 1996
--------------------------------------------------------------------------------
Net Sales

     The Company's net sales for the three months ended June 30, 1997 of $2,209,000 represents a decrease of $1,268,000 (36.5%) as compared to net sales for the three months ended June 30, 1996 of $3,477,000. This decrease is as a result of the removal from the marketplace of four products and the withdrawal of four ANDA's by the Company, pursuant to a requirement by the FDA in October 1996.

Cost of Goods Sold

     For the three months ended June 30, 1997, cost of goods sold decreased by approximately $741,000 as compared to the three months ended June 30, 1996. The decrease for 1997 is attributable to the reduction in shipments which directly impact upon the Company's cost of sales and gross margin. Gross margin as a percentage of sales for the three months ended June 30, 1997 was (47.1%) as compared to (14.8%) for the three months ended June 30, 1996.

Selling, General and Administrative Expenses

     Selling,  general and administrative  expenses as a percentage of sales for
the  three   months  ended  June  30,  1997  and  1996  were  55.3%  and  50.9%, respectively.

Research and Development Expenses

     Research and development expenses as a percentage of sales for the three months ended June 30, 1997 and 1996 was 14.4% and 7.8%, respectively. The Company's research and development program continues to concentrate its efforts toward the submission of new products to the FDA. The Company has submitted four Abbreviated New Drug Applications (ANDA's) for six new products as of this date. Currently, we are working on twenty-five additional products which include seven submissions scheduled for this year.

Net Earnings (Loss)

     For the three months ended June 30, 1997, the Company had net loss of $2,858,000 as compared to a net loss of $2,996,000 for the three months ended June 30, 1996. This decrease is as a result of unabsorbed manufacturing costs and the removal from the marketplace of four products and the withdrawal of four ANDA's by the Company, pursuant to a requirement by the FDA.

Liquidity and Capital Resources

     At June 30, 1997, the Company had cash and cash equivalents of $202,000 as compared to $118,000 at December 31, 1996. The Company had a working capital deficiency at June 30, 1997 of $16,775,000 and $12,201,000 at December 31, 1996.

     The removal from the marketplace of four products and the withdrawal of our ANDA's pursuant to a requirement by the FDA, as a pre-condition to the release of the Company from the AIP on December 19, 1996 combined with the lack of available borrowing under the Company's credit agreement, materially, and adversely affected the Company cash position and has severely limited the Company's capital resources. The Company has a working capital deficiency of approximately $16,775,000, has a stockholders' equity (deficit) of approximately $10,962,000, has incurred a loss of approximately $6,005,000 during the six months ended June 30, 1997 and $14,495,000 during the year ended December 31, 1996 and is not in compliance with its financial covenants pursuant to its banking agreement and its convertible subordinated debenture agreement. In addition, the Company is delinquent in the payment of its payroll taxes and the Company's credit agreement with its banks expired June 30, 1997. The Company has insufficient resources to meet both its current and long-term obligations. These factors and other matters as discussed in Annual Report on Form 10-K at December 31, 1996, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to those conditions include seeking alternative sources of financing. In this regard, the Company (a) is reviewing several unsolicited expressions of interest from prospective joint venture partners and investors, (b) plans to refinance or extend the maturity date of the Company's bank debt, (c) has sold the rights to one of its products to a major vendor and has received a commitment for future production of such product and submitted Abbreviated New Drug Applications ("ANDA") for approval by the Food and Drug Administration ("FDA"). There can be no assurance that management can obtain alternative sources of financing or obtain approvals for the ANDA's. Failure to obtain alternative sources of financing or infusion of capital in the near term will have a material adverse effect on the Company's operations and financial condition.

     The Company's Credit Agreement with its banks which expired on December 31, 1996, was extended to June 30, 1997. As per the agreement with Mallinckrodt, on January 9, 1997, the Bank Group received payment of $1,000,000, towards principal reduction, interest payments and legal expenses which reduced the principal balance outstanding to approximately $2,476,000.

     During the second quarter of 1997, the Company received funds, in the amount of $3,000,000, from the proposed purchaser of the Company's Indiana facility. These funds were tendered during the due diligence period, as an unsecured advance against anticipated payment, by the proposed purchase, at the consummation of the transaction. In the event that the transaction is not realized, the funds convert to a non-collaterized, one year loan to the Company.

     Receipt of these funds has permitted the Company to purchase raw materials and absorb the operational costs necessary to build its finished product inventory. Increasing inventory serves the two-fold purpose of allowing the Company to provide optimum level of service to its customers, as well as facilitating the growth of near-future receivables, which will partially offset operating costs. These proceeds have further been used to strengthen the Company's research and development program.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          HALSEY DRUG CO., INC.



Date: August 14, 1997                                 BY: /s/ Rosendo Ferran
                                                         ----------------------
                                                         Rosendo Ferran
                                                         President and Chief
                                                         Executive Officer

Date: August 14, 1997                                 BY: /s/ Robert J. Mellage
                                                         ----------------------
                                                         Robert J. Mellage
                                                         Corporate Controller

                                  EXHIBIT INDEX



Exhibit         Description
No.



27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.