Form 10-K/A
period 1996-12-31
HALSEY DRUG CO INC/NEW
filed 1997-08-21
CIK 786947

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                               Amendment No. 1 to

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X_

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of August 15 , 1997, the registrant had 14,012,410 shares of Common stock, par value $0.01, outstanding. Based on the average of the high and low sales prices of the common stock on August 15 , 1997 ($3.75), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $50,508,000.

                       Documents Incorporated by Reference

None.

--------------------------------------------------------------------------------

                                    PART III

     Item 10. Directors and Executive Officers of the Registrant.

     Information about the directors and executive officers of Halsey Drug Co., Inc. ("Halsey" or the "Company"), a New York corporation, is set forth immediately below.

                                                                      Year First
Name                           Background                             Elected as
                               Information                            a Director
                               -----------                           -----------

Rosendo Ferran      President and Chief Executive Officer. From            1987
                    November 1988 to June 1993, Mr. Ferran served as
                    Senior Vice President and Chief Financial Officer of the Company. From March 1987 to November 1988,
                    Mr. Ferran served as a financial consultant to the Company.
                    Age: 57

William G. Skelly   Chairman. Since 1990 Mr. Skelly has served as          1996
                    Chairman, President and Chief Executive Officer of
                    Central Biomedia, Inc. and its subsidiary SERA,
                    INC., companies involved in the animal health industry including veterinary biologicals and custom manufacturing of animal sera products. From
                    1985 to 1994, Mr. Skelly served as President of
                    Martec Pharmaceutical, Inc., a distributor and manufacturer of human generic prescription pharmaceuticals.
                    Age: 46

Richard H. Francis  Retired since 1991. Presently serves as director       1995
                    of The Indonesian Fund (BEA Associates) and The
                    Infinity Mutual Funds (Concord Financial Group).
                    From 1988 until October 1991 Mr. Francis served as
                    Executive Vice President-Office of the Chairman and Chief Financial Officer of Pan Am Corporation and as Executive Vice President-Finance and Chief
                    Financial Officer of Pan American World Airways.1
                    From 1985 through 1988 Mr. Francis served as
                    Senior Vice President and Chief Financial Officer of American Standard, Inc.
                    Age: 64

Alan J. Smith Ph.D. Since 1991 Dr. Smith has been a management             1995
                    consultant specializing in pharmaceutical quality management, quality control, quality assurance and auditing, the Food and Drug Administrations's
                    Current Good Manufacturing Practice regulations and technology training, documentary systems, and stability programming. From 1985 to 1991 he was Corporate Director of Quality Affairs for
                    Whitehall Laboratories, a division of American
                    Home Products Corporation. Dr. Smith holds B.Sc.
                    and Ph.D. degrees from the University of London.
                    Age: 67

--------
(1) Pan Am Corporation and Pan American World Airways, Inc. filed petitions under the United States Bankruptcy Code in January 1991.

Compliance with Section 16 of the Exchange Act

     Based solely on a review of the copies of Forms 3 and 4 and amendments thereto, furnished to the Company pursuant to Section 16a-3(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended December 31, 1996, and Form 5 and amendments thereto, furnished to the Company regarding its most recent fiscal year, or written representations from the Company's executive officers and directors, the Company is not aware of any failure to file timely reports pursuant to Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

     The following table sets forth, for the Company's last three fiscal years, the cash salary, bonus and non-cash salary or bonuses earned or paid by the Company, as well as certain other compensation paid or accrued for those years, to the Company's President and Chief Executive Officer and to each of the Company's executive officers whose compensation exceeded $100,000:

                               ANNUAL COMPENSATION                    LONG TERM  COMPENSATION
                               -------------------                    -----------------------
                                                                                           Shares of Common
Name and                                                                  Other Annual     Stock Underlying        All Other
Principal Position             Year      Salary ($)       Bonus ($)       Compensation       Stock Options        Compensation
------------------             ----      ----------       ---------       ------------       -------------        ------------
Rosendo Ferran                 1996        221,186           --           12,950                  --                 --
President and Chief            1995        263,604           --           16,150               150,000               --
Executive Officer              1994        229,029           --           20,742                  --                 --
Leonard H. Weiss               1996        115,330           --            7,900                  --                 --
Executive Vice                 1995        141,750           --            8,397                75,000               --
President(1)                   1994        115,129           --           11,200                  --                 --


(1) Mr. Weiss retired as an officer and director of the Company in December
1996.

     Other Compensatory Arrangements

     Benefits. Executive officers and key employees participate in medical and disability insurance plans provided to all non-union employees of the Company. During 1996, the Company maintained term life insurance policies on behalf of Rosendo Ferran and Leonard H. Weiss, the benefits of which are payable to beneficiaries designated by these individuals. Aggregate premiums paid by the Company during 1996 on all such policies amounted to $12,470. The value of these payments to the individual officers are reflected where applicable in the summary compensation chart. The Company also provided automobiles to certain of its executive officers. Although the Company is unable to assign any value to possible personal benefits derived for the use of the automobiles, the Company believes that, as to each officer, such personal benefits amount to less than the lesser of $9,000 or 10% of such officer's compensation reported above in the summary compensation table.

 Stock Option Grants

     The Company maintains a stock option plan, as set forth below, but the Company does not have any plan pursuant to which stock appreciation rights may be granted.

     1984 Stock Option Plan. In March 1984, the shareholders of the Company approved the adoption of a stock option plan (the "1984 Stock Option Plan"). The 1984 Stock Option Plan, as amended provided for the grant of options to purchase up to 1,000,000 shares. The 1984 Stock Option Plan terminated in March 1994.

     Incentive stock options ("ISO's") to purchase 821,666 shares and non-qualified options to purchase 120,363 shares had been granted under the 1984 Stock Option Plan. The average per share exercise price for all 1994 outstanding ISO's is approximately $2.70 and the average per share exercise price of the Company's Common Stock on the grant dates ranged from $2.50 to $6.25 per share. No exercise price of an ISO was set less than 110% of the fair market value of the underlying Common Stock on the date of grant to any person who owns stock possessing more than 10% of the total voting power of the Company and no exercise price of an ISO was set less than 100% of the fair market value of the underlying Common Stock on the date of grant to any other person. There are no other options outstanding under the 1984 Stock Option Plan.

     1995 Stock Option Plan. In September 1995 the Company established the 1995 Halsey Drug Co., Inc. Stock Option and Restricted Stock Purchase Plan (the "1995 Stock Option Plan"). Under the Plan, the Company may grant options to purchase up to 1,000,000 shares. Incentive stock options may be granted to employees of the Company and its subsidiaries, and non-qualified options may be granted to employees, directors and other persons employed by, or performing services for, the Company and its subsidiaries. Subject to the Plan, the Compensation Committee determines the employees to whom grants are made and the vesting, timing, amounts and other terms of such grants. An employee may not receive incentive stock options exercisable in one calendar year for shares with a fair market value on the date of grant in excess of $100,000. No quantity limitations apply to the grant of non-qualified stock options.

     As of December 31, 1996, ISO's to purchase 461,600 shares and non-qualified options to purchase 30,000 shares had been granted under the 1995 Stock Option Plan. The average per share exercise price for all outstanding ISO's under the 1995 Stock Option Plan is approximately $3.19 and the average per share exercise price of the Company's Common Stock on the grant dates is $3.19 per share. No exercise price of an ISO was set less than 110% of the fair market value of the underlying Common Stock on the date of grant to any person who owns stock possessing more than 10% of the total voting power of the Company and no exercise price of an ISO was set less than 100% of the fair market value of the underlying Common Stock on the date of grant to any other person. There are no other options outstanding under the 1995 Stock Option Plan.

     The following table sets forth selected option grant information for the fiscal year ended December 31, 1996 awarded to the Chief Executive Officer and each of the executive officers of the Company whose compensation exceeded $100,000.

                        Option Grants in Last Fiscal Year
                        ---------------------------------


   Name                                                                               Potential Realizable Value at Assumed
                                        % of Total                                   Annual Rates of Stock Price Appreciation
             Type of      Number of      Options       Exercise                              for Option Term
             Option       Options      Granted to     Price Per    Expiration                ---------------
             Granted      Granted      Employees(a)     Share         Date
             -------      -------      ------------     -----         ----
                                                                                      0%             5%(b)          10%(b)
                                                                                      --             -----          ------
Rosendo                     --                                                        --               --            --
Ferran

Leonard                     --                                                        --               --            --
Weiss


(a) Represents individual option grant as a percentage of total options issued in fiscal year 1996.

(b) The hypothetical potential appreciation shown in these columns reflects the required calculations at compounded annual rates of 5% and 10% set by the Securities and Exchange Commission, and therefore is not intended to represent either historical appreciation or anticipated future price appreciation of the Company's Common Stock.

Stock Option Exercises and Holdings

     The following table sets forth information related to options exercised during 1996 by the Company's President and Chief Executive Officer and by the Company's other most highly compensated executive officer during 1996 and the number and value of options held at December 31, 1996 by such individuals.


Aggregated Option Exercises in 1996

                     and Option Values at December 31, 1996
                     --------------------------------------

                                                                 Number of Unexercised            Value of Unexercised In the
                                                                 ---------------------            ---------------------------
                                                                      Options at                       Money Options at
                                                                      ----------                       ----------------
Name                        Shares Acquired      Value             December 31, 1996                   December 31, 1996
----                        ---------------      -----             ------------------                  -----------------
                              on exercise       Realized     Exercisable      Unexercisable    Exercisable     Unexercisable
                              -----------       --------     -----------      -------------    -----------     -------------
Rosendo Ferran                   6,000          20,000         156,000             -0-           $ 423,000          -0-
Leonard H. Weiss                  -0-             -0-           80,000             -0-           $ 235,000          -0-

Pension Arrangements

     The following table shows the estimated annual benefit payable under the Halsey Drug Co., Inc. Pension Trust (the "Pension Plan") for each of the individuals named in the summary compensation table with payments at the participant's normal retirement date and in the form of 10-year certain and life annuity thereafter. The amounts shown are additionally based upon benefits as of the plan year ending November 30, 1996:

                                            Estimated
           Name                            Annual Benefit
           ----                            --------------
       Rosendo Ferran                       $ 18,288
       Leonard H. Weiss                     $ 14,184

     The following table shows estimated annual retirement benefits payable under the Pension Plan as a straight life annuity to persons in specified compensation and years-of-service classifications, assuming retirement in 1995 at age 65 (after at least 15 years of service). Benefits shown in the table are net of an offset for a portion of the participant's Social Security benefit.

                                          Estimated Annual
                                          ----------------
                                          Benefit-Years of
                                          ----------------
                                             Service at
                                             ----------
                                             Retirement
                                             ----------


Five Year              15         20             25            30         35
---------
Average
-------
Base Salary
---- ------
150,000             $33,264     $33,264        $33,264       $33,264     $33,264
125,000             $27,264     $27,264        $27,264       $27,264     $27,264
100,000             $21,264     $21,264        $21,264       $21,264     $21,264
75,000              $15,264     $15,264        $15,264       $15,264     $15,264
50,000               $9,264      $9,264         $9,264        $9,264      $9,264

     Employees of the Company who are at least 20 1/2 years of age and have completed at least one year of service are eligible to participate in the Pension Plan. This defined benefits pension plan provides monthly benefits at a participant's normal retirement date (the participant's 65th birthday) equal to 24% of the participants' compensation in excess of covered compensation based upon the taxable wage base under Table I of the Social Security Act of 1972. In order to qualify for a full pension under this formula, the participant must have 15 years of service; the benefit under the formula is reduced pro-rata for each year of service at the normal retirement date less than 15. For purposes of determining the benefit at a participant's normal retirement date, compensation is, in general, determined by averaging the participant's earnings as shown on Federal Tax Form W-2 over the first five years of his last 10 years of participation prior to his normal retirement date. The Pension Plan was amended, effective December 1, 1984, to comply with the provisions of the Tax Equity and Fiscal Responsibility Act of 1982, the Deficit Reduction Act of 1984, and the Retirement Equity Act of 1984. The Internal Revenue Service issued, by letter dated February 4, 1986, a favorable determination as to the qualification of the Plan under the Internal Revenue Code.

     Mr. Ferran has 8 years of credited service under the Pension Plan.

Employment Agreements

     The Company entered into an employment agreement with Rosendo Ferran effective as of January 1, 1993. Mr. Ferran's agreement has a term of five years, subject to earlier termination. As per the agreement, in 1996, Mr. Ferran was entitled to receive a base salary of $266,000, part of which he deferred, resulting in his receiving $221,000 during 1996. His base salary will automatically be increased by 10% in 1997. Pursuant to the agreement, Mr. Ferran is entitled to an annual car allowance and to life insurance, in an amount determined by the Board of Directors, the benefits of which are payable to beneficiaries designated by Mr. Ferran and the premiums for which are paid by the Company.

     The employment agreement also provides that Mr. Ferran will be entitled to a cash severance payment equal to his annual base compensation then in effect if, following the expiration of the term of his agreement, his employment with the Company is not continued on the same or substantially similar terms, and within six months of such expiration his employment with the Company is terminated. Mr. Ferran's agreement further provides that in the event of his death during the term of the agreement, his estate shall be entitled to the value of six months' of Mr. Ferran's compensation at the then applicable rates.

     Pursuant to the agreement, if Mr. Ferran is terminated without cause or if there is a change in his responsibilities or a reduction in his base annual salary following a change in control of the Company and, as a result, he terminates his employment with the Company, he shall receive, as severance, a lump sum equal to three times his base annual salary at the highest rate in effect during the 12 months immediately preceding his date of termination and all stock options then held by Mr. Ferran shall automatically become vested.

     The employment agreement of Mr. Ferran also obligates the Company to use its best efforts to cause Mr. Ferran to be nominated as a director at each annual meeting of the Company's shareholders.

Advances

     From time to time the Company has made advances against anticipated bonuses to Rosendo Ferran, the President, Chief Executive Officer and a director of the Company. These advances, which do not bear interest, aggregated $48,500 at December 31, 1992. In April 1993, the Company made an additional advance to Mr. Ferran in the amount of $62,500. Mr. Ferran commenced repaying the advances by means of payroll deductions beginning in April 1993. As a result of such repayments, the amount outstanding under the advances aggregated $ 51,900 at December 31, 1996.

Item 12. Security Ownership of Certain beneficial Owners and Management.

     The following table sets forth certain information regarding the Common Stock beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director named in the summary compensation table below and (iii) all the directors and executive officers of the Company as a group, at the close of business on April 25, 1997. Each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares.


                                                        Amount
                        Name of                      Beneficially     Percent of
Title of Class     Beneficial Owner                    Owned(1)         Class
--------------     ----------------                    --------         -----

Common Stock      Rosendo Ferran                          185,904(2)       1.4
Common Stock      Leonard H. Weiss                         85,625(3)        *
Common Stock      Richard H. Fancis                        23,000           *
Common Stock      Alan J. Smith                             4,600           --
Common Stock      William G. Skelly                            --           --
Common Stock      Harbour Investments, Ltd.             1,723,384(5)      12.8
Common Stock      Strong Special Investment               575,000          4.4
                  Limited Partnership
Common Stock      Strong Capital Management, Inc.       3,380,242(6)      25.6
Common Stock      Strong Quest Limited                     36,926(7)        .3
                  Partnership
Common Stock      Strong Discovery Fund                   219,710(8)       1.6
Common Stock      William Marquard                        701,500          5.3
Common Stock      All directors and executive             299,129          2.3
                  officers as a group (5 persons)

                                                 (Footnotes on following page)
                                                  -----------------------------

1 The information with respect to William Marquard, Harbour Investments, Ltd., Strong Special Investment Limited Partnership, Strong Capital Management, Inc., Strong Quest Limited Partnership and Strong Discovery Fund is based on the total number securities sold by the Company directly to such persons and/or their affiliates. The Company has no knowledge whether such persons hold other securities of the Company. The information with respect to Zatpack, Inc., Messrs. Ferran, Weiss, Smith, Adams, Skelly and Francis is based upon filings with the Securities and Exchange Commission or information provided to the Company.

2    Includes 156,000 shares subject to currently exercisable stock options.

3 Includes 55,000 shares subject to currently exercisable stock options which have been exercised during 1997.

4 Includes 642,407 shares issuable upon conversion of a convertible subordinated promissory note, including interest accruing thereon through February 25, 1997.

5    Includes 246,154 shares issuable upon conversion of August debentures.

6 Strong Capital Management, Inc.("SCMI") has and Richard Strong, a principal of SCMI, may be deemed to have, beneficial ownership of 3,416,446 shares. Includes all shares beneficially owned by Harbour Investments Ltd("Harbour") of which SCMI is the advisor and all shares beneficailly owned by Strong Special Investment Limited Partnership, Strong Quest Limited Partnership and Strong Discovery Fund, entities advised by SCMI. The information with respect to Mr. Strong and SCMI is based upon a
     Schedule 13-G dated April 26, 1996 filed by such persons and other information provided to the Company.

7 Includes 30,769 shares issuable upon conversion of August Debentures, 778 shares issuable in payment of interest on August Debentures.

8 Includes 184,615 shares issuable upon conversion of August Debentures, 4,666 shares issuable in payment of interest on August Debentures.

Item 13. Certain Relationships and Related Transactions.

     August Private Placement. The Company completed a private offering in August 1996 (the "Private Placement"). The Private Placement consisted of 250 units ("Units") of securities of the Company. Each Unit consisted of (i) a 10% convertible subordinated debenture (each, a "Debenture") in the principal amount of $10,000 issued at par and (ii) 461 redeemable Common Stock purchase warrants ("Warrants"). The Debentures will become due and payable as to principal five years from the date of issuance. Interest, at the rate of 10% per annum, will be payable on a quarterly basis. Holders of the Debentures may elect to have interest paid in Common Stock at an issuance price of $3.25 per share. The Debentures are convertible at any time after issuance into shares of Common Stock of the Company at a conversion price of $3.25 per share, subject to adjustment, and automatically convert into shares of Common Stock under certain circumstances.

     Each Warrant entitles the holder to purchase one share of Common Stock for $3.25 during the five year period commencing on the date of issuance. The Warrants are redeemable by the Company at a price of $.01 per warrant at any time commencing one year after issuance, upon not less than 30 days prior written notice, if the last sale price of the Common Stock on the American Stock Exchange, Inc. (the "Exchange") following such one year anniversary equals or exceeds $3.25 per share for the 20 consecutive trading days ending on the third day prior to the notice of redemption to holders.

     The Company has registered the shares underlying the Debentures and the Warrants under the Securities Act of 1933, as amended (the "Securities Act").

     The Units in the aggregate are convertible (in the case of the Debentures) and/or exercisable (in the case of the Warrants), as the case may be, into 766,667 shares of Common Stock.

     The Private Placement closed on August 6, 1996 with all 250 July Units sold to investors. Subscriptions were solicited by management of the Company on a "best efforts" basis. HKS & Co., Inc. ("HKS") assisted the Company in the July Private Placement. For its services, the Company paid HKS a fee equal to 5% of the gross purchase price of Units sold in the Private Placement ($125,000) and the Company reimbursed HKS for expenses incurred in connection with the Private Placement.

     Holders of the Debentures have a right of first refusal while the Debentures remain outstanding to participate in any offering of securities by the Company to the extent the gross proceeds from such offering, or series of related offerings, will exceed $200,000.

     The net proceeds of the Private Placement was approximately $2,350,000.

     In connection with the November Private Placement, the Company agreed to use its best efforts to appoint two independent directors to its Board of Directors, each of whom are reasonably acceptable to the holders of a majority in interest (the "Majority in Interest") of the principal amount of the Debentures. The Board of Directors has agreed to nominate and appoint, subject to shareholder approval, such individuals to the Board for so long as the Debentures remain outstanding. Although Leonard H. Weiss resigned as a director effective December 31, 1996, as of the date hereof, the Majority in Interest have not requested that two directors be appointed to the Company's Board of Directors.

     The Company has agreed to use its best efforts to appoint a Chief Financial Officer reasonably acceptable to the Majority in Interest. For so long as the Debentures remain outstanding, any successor Chief Financial Officer similarly must be reasonably acceptable to the Majority in Interest. As of the date of this Proxy Statement, the Company has not appointed a Chief Financial Officer.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HALSEY DRUG CO., INC.
                                            ---------------------
                                                     (Registrant)

                                            By:  /s/  Rosendo Ferran
                                                 -------------------------
                                            Rosendo Ferran, President

                                            August 20, 1997