Form 10-Q
period 1997-09-30
HALSEY DRUG CO INC/NEW
filed 1997-11-14
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1997

                                       OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

                         COMMISSION FILE NUMBER 1-10113

                             HALSEY DRUG CO.,INC.
             (Exact name of registrant as specified in its charter)

           New York                                    11-0853640
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


1827 Pacific Street
Brooklyn, New York                                        11233
(Address of Principal executive offices)                (Zip Code)

(718) 467-7500
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 50 days.

YES  X          NO
    -----        ------

As of November 12, 1997 the registrant had 14,012,410 Shares of Common Stock, $.01 par value, outstanding.

                         HALSEY DRUG CO., & SUBSIDIARIES
                         -------------------------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements (Unaudited)                                Page #

       Condensed Consolidated Balance Sheets-                              3
       September 30, 1997 and December 31, 1996

       Condensed Consolidated Statements of                                5
       Operations - Three and Nine months ended
       September 30, 1997 and September 30, 1996

       Consolidated Statements of Cash                                     6
       Flows - Nine months ended September 30, 1997
       and September 30, 1996

       Consolidated Statements of Stockholders'                            7
       Equity - Nine months ended September 30, 1997

       Notes to Condensed Consolidated Financial                           8
       Statements

Item 2.  Management's Discussion and Analysis of Financial                11
       Condition and Results of Operations


SIGNATURES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                   (UNAUDITED)

          (Amounts in thousands)                         1997          1996
                                                     SEPTEMBER 30   DECEMBER 31
                                                     ------------   -----------

CURRENT ASSETS


        Cash and cash equivalents                         $    83      $   118

        Accounts Receivable - trade, net of
           Allowances for doubtful accounts of $427
           and $424 at September 30, 1997 and
           December 31, 1996, respectively                    499          226

        Other receivable                                                 1,000

        Inventories                                         4,110        3,758

        Prepaid insurance and other current assets            239          252
                                                          -------      -------
          Total current assets                              4,931        5,354

PROPERTY PLANT & EQUIPMENT, NET                             5,218        6,222

OTHER ASSETS                                                  298          406
                                                          -------      -------
                                                          $10,447      $11,982
                                                          =======      =======


        The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                   (UNAUDITED)


          (Amounts in thousands)                         1997          1996
                                                     SEPTEMBER 30   DECEMBER 31
                                                     ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES

     Bank overdraft                                      $    571    $    286
     Due to Banks                                           2,476       3,195
     Notes payable                                          4,125       1,625
     Convertible Subordinated Debentures                    2,227       2,173
     Department of Justice settlement                       2,190       2,168
     Accounts payable                                       4,910       4,533
     Accrued expenses and other liabilities                 5,714       3,575
                                                         --------    --------

         Total current liabilities                         22,213      17,555

LONG-TERM DEBT                                                          1,508

DEFERRED GAIN ON SALE OF ASSETS                             1,900

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock - $.01 par value; authorized 20,000,000,        140         131
    shares; issued and outstanding 14,012,410 shares at September 30,1997 and 13,175,708 shares at December 31, 1996

 Additional paid-in capital                                25,434      23,316

 Accumulated deficit                                      (38,251)    (29,484)
                                                         --------    --------
                                                          (12,677)     (6,037)

    Less: Treasury stock - at cost -(449,603 shares at       (989)     (1,044)
    September 30, 1997 and 474,603 shares at December
    31, 1996)
                                                         --------    --------
         Total stockholders' equity(deficit)              (13,666)     (7,081)
                                                         --------    --------
                                                         $ 10,447    $ 11,982
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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Amounts in thousands except per share data

                                                                                          September 30
                                                                                          ------------
                                                                 For the Nine months ended            For the three months ended
                                                              -------------------------------       -------------------------------
                                                                  1997               1996               1997               1996
                                                              ------------       ------------       ------------       ------------
Net Sales ............................................        $      7,352       $     10,580              2,300       $      2,937
Cost of goods sold ...................................              10,666             12,094              3,311              4,354
                                                              ------------       ------------       ------------       ------------

   Gross profit(loss) ................................              (3,314)            (1,514)            (1,011)            (1,417)

Research & Development ...............................                 766                820                283                191
Selling, general and administrative expenses .........               3,876              4,678              1,194              1,534
                                                              ------------       ------------       ------------       ------------

   Loss from Operations ..............................              (7,956)            (7,012)            (2,488)            (3,142)

Interest expense .....................................                 809              1,321                272                442
                                                              ------------       ------------       ------------       ------------

    Loss before income taxes .........................              (8,765)            (8,333             (2,760)            (3,584)
                                                              ------------       ------------       ------------       ------------

Provision for income taxes ...........................                --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------


Net loss .............................................        ($     8,765)      ($     8,333)      ($     2,760)      ($     3,584)
                                                              ============       ============       ============       ============


Net loss per common share ............................        ($      0.66)      ($      0.89       ($      0.20)      ($      0.37)
                                                              ============       ============       ============       ============


Average number of outstanding shares .................          13,339,942          9,390,613         13,527,198          9,650,652
                                                              ============       ============       ============       ============


        The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                 For the Nine months ended
                                                               1997       1996
                                                             -------    -------

Cash flows from operating activities
 Net loss .................................................  $ 8,767    $ 8,333

Adjustments to reconcile net loss to net cash used in
operating activities
     Depreciation and amortization ........................    1,156      1,722
     Deferred gain on sale of asset .......................    1,900
     Accrued Department of Justicce Interest ..............                 129
     Changes in assets and liabilities
        Accounts receivable ...............................     (273)       534
        Other receivable ..................................    1,000
        Inventories .......................................     (352)     1,738
        Prepaid insurance and other current assets ........       13        126
        Accounts payable ..................................      377        268
        Accrued expenses and other liabilities ............    2,139        787
                                                             -------    -------
        Total adjustments .................................    5,960      5,304
                                                             -------    -------
           Net cash used in operating activities ..........   (2,807)    (3,029)
                                                             -------    -------

 Cash flows from investing activities
     Capital expenditures .................................      (48)      (405)
     Decrease(increase) in other assets ...................      108       (594)
                                                             -------    -------
        Net cash used in investing activities .............       60       (999)
                                                             -------    -------

Cash flows from financing activities
     Increase in notes payable ............................    3,900
     Reduction in notes payable ...........................   (1,400)    (4,111)
     Proceeds from issuance of convertible debentures .....               2,145
     Issuance of common stock from conversion of debentures               3,613
     Decrease in due to banks .............................     (719)
     Issuance of common stock .............................      169        318
     Exercise of warrants of convertible debentures .......       72      1,514
     Exercise of stock options ............................      305        136
     Payment to Department of Justice
     Proceeds from issuance of treasury stock .............      100
     Bank overdraft .......................................      285        567
                                                             -------    -------
        Net cash provided by financing activities .........    2,712      4,182
                                                             -------    -------

     NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ..      (35)       154
Cash and cash equivalents at beginning of period ..........      118        353
                                                             -------    -------
Cash and cash equivalents at end of period ................       83        507
                                                             =======    =======


         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)
                          Nine months ended September 30, 1997

Amounts in thousands except per share data
                                   (UNAUDITED)


----------------------------------------------------------------------------------------------------------------------------------

                                 Common Stock, $.01 par value    Additional                  Treasury stock, at cost
                                 ----------------------------     paid-in     Accumulated    -----------------------
                                     Shares           Amount      Capital       deficit         Shares       Amount        Total
                                  ----------           ------    ---------    ----------     ----------      -------      ---------
Balance January 1, 1997           13,175,708           $  131    $  23,316     ($ 29,484)      (474,603)   ($  1,044)     ($  7,081)

Net Loss for the Nine months                                                      (8,767)                                    (8,767)
ended September 30, 1997

Conversion of convertible            642,407                7        1,529                                                    1,536
subordinated promissory note

Issuance of shares as payment         52,062                1          168                                                      169
of interest

Sale of treasury stock                25,000                            45                       25,000           55            100

Exercise of warrants of               22,267                            72                                                       72
convertible debentures

Stock options exercised               94,966                1          304                                                      305
                                  ----------           ------    ---------    ----------     ----------      -------      ---------

Balance at September 30, 1997     14,012,410           $  140    $  25,434    ($  38,251)    (  449,603)     ($  989)     ($ 13,666)
                                  ==========           ======    =========    ==========     ==========      =======      =========



         The accompanying notes are an integral part of this statement

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the Nine months ended September 30, 1997 have been made, but the financial results for the six month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

     As of September 30, 1997, the Company has a working capital (deficiency) of approximately ($17,282,000) has a stockholders' equity (deficit) of approximately ($13,666,000) and has incurred a loss of approximately ($8,765,000) during the Nine months ended September 30, 1997, and is not in compliance with its financial covenants pursuant to its banking agreement and its convertible subordinated debenture agreement. In addition, the Company is delinquent in the payment of its payroll taxes and the Company's credit agreement with its banks expired June 30, 1997. These factors and other matters as discussed in Annual Report on Form 10-K at December 31, 1996, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management's plans with respect to those conditions include seeking alternative sources of financing. In this regard, the Company (a) is reviewing several unsolicited expressions of interest from prospective joint venture partners and investors, (b) plans to refinance the Company's bank debt, (c) has sold the rights to one of its products to a major vendor and has received a commitment for future production of such product. The Company has submitted Abbreviated New Drug Applications ("ANDA"), for seven products, for approval by the Food and Drug Administration ("FDA") and has received approval on one ANDA for two products on September 25, 1997. There can be no assurance that management can obtain alternative sources of financing or obtain approvals for the ANDA's.

Note 2 -  Inventories
                                            (Amounts in thousands)
        Inventories consists of the following:

                                September 30, 1997       December 31, 1996
                                ------------------       -----------------

          Finished Goods                   $ 1,702                 $ 2,121
          Work In Process                    1,319                   1,018
          Raw Materials                      1,089                     619
                                           -------                 -------
                                           $ 4,110                 $ 3,758
                                           =======                 =======

NOTE 3 - Debt

     As per the agreement with Mallinckrodt Acquisition, Inc. (Mallinckrodt), on January 9, 1997, the Bank Group received payment of $1,000,000, towards principal reduction, interest payments and legal expenses which reduced the principal balance outstanding to approximately $2,476,000.

     Pursuant to a Letter Agreement with Mallinckrodt, dated September 21, 1997, debt to Mallinckrodt, in the amount of $1,900,000, relating to certain subordinated Notes, accrued interest and accounts payable, has been offset by $1,900,000 due to the Company as part of the Agreement for the sale of certain assets, dated March 25, 1995.

     During the first quarter of 1997, the Company borrowed from and issued to certain debenture holders and shareholders, unsecured, demand promissory notes in the amount of $900,000, bearing interest at 12% per annum, with interest payable quarterly.

Borrowings under long-term debt consist of the following at:

                        (In thousands)           September 30,      December 31,
                                                          1997              1996
                                                          ----              ----
     Convertible subordinated promissory note               --           $ 1,508
     Subordinated promissory notes                          --             1,400
     Other                                               4,125               225
                                                         -----               ---
                                                         4,125             3,133
     Less: current maturities of long-term debt        (4,125)           (1,625)
                                                       -------           -------
                                                            --           $ 1,508
                                                       =======           =======


Note 4 - Deferred Gain on Sale of Assets

     As per the Agreement with Mallinckrodt, dated March 21, 1995, for the sale of assets, the Company was to receive payment in the amount of $1,900,000 at the earliest date of Mallinckrodt receiving certain authorizations from the FDA, or September 21, 1997. Pursuant to a letter agreement with Mallinckrodt, dated September 21, 1997, it was agreed between the parties to offset this amount due to the Company against outstanding Notes (subordinated), accrued interest and accounts payable due to Mallinckrodt. As a result of this Letter Agreement, the amount of $1,900,000 has been recorded as a deferred gain on the sale of assets. This gain will not be realized until March 21, 1998.

NOTE 5 - Contingencies

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

The Company was named as Defendant in a lawsuit filed on June 5, 1997. The Complaint seeks payment, in the amount of $35,000, for past due invoices. A Settlement Agreement reached between the parties on June 18, 1997. The debt was retired and the matter dismissed on October 10, 1997.

On August 5, 1997, a Stipulation of Dismissal was filed by the Plaintiff in the matter of Lexington Insurance Company vs. Halsey Drug Co., Inc. 95 CIV 3403.

A lawsuit was filed against the Company, on July 20, 1997, seeking payment of $9,750 in past due invoices. A Settlement Agreement was reached, specifying satisfaction of the debt on or before December 31, 1997.

A Landlord-Tenant action was commenced against the Company on March 11, 1997, for back rent and other charges allegedly due to the Plaintiff. Pursuant to a Stipulation of Settlement entered into by the parties, all arrearages will be retired on, or before February 10, 1998.

NOTE 6 - New Accounting Pronouncement

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

                      HALSEY DRUG CO.,INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------------------------

                                                               Nine months ended September 30        Three months ended September 30
                                                                                   Percentage                             Percentage
                                                                                       Change                                 Change
                                                                                 Year-to-Year                           Year-to-Year
                                                                                     Increase                               Increase
                                                                                    (decrease)                            (decrease)
                                                                                       1997 as          Percentage of        1997 as
                                                                                   compared to            Net Sales      compared to
                                                                  1997        1996        1996        1997        1996          1996
                                                                 ------      ----- -----------       ------      ------  -----------
Net Sales ...................................................    100.0       100.0       (30.5)      100.0       100.0       (21.7)
Cost of goods sold ..........................................    145.1       114.3       (11.8)      144.0       148.2       (24.0)
                                                                 ------      -----                   ------      ------

   Gross profit(loss) .......................................    (45.1)      (14.3)      (118.9)     (44.0)      (48.2)       28.7

Research & Development ......................................     10.4         7.8        (6.6)       12.3         6.5        48.2
Selling, general and administrative expenses ................     52.7        44.2       (17.1)       51.9        52.2       (22.2)
                                                                 ------      -----                   ------      ------

   Loss from Operations .....................................    (108.2)     (66.3)       13.5       (108.2)     (106.9)      20.8

Interest expense ............................................     11.0        12.5       (38.7)       11.8        15.1       (33.4)
                                                                 ------      -----                   ------      ------

    Loss before income taxes ................................    (119.2)     (78.8)        5.2       (120.0)     (122.0)      23.0
                                                                 ------      -----                   ------      ------

Provision for income taxes ..................................     --          --          --          --          --          --
                                                                 ------      -----                   ------      ------

Net loss ....................................................    (119.2)     (78.8)        5.2       (120.0)     (122.0)      23.0
                                                                 ======      =====                   ======      ======

--------------------------------------------------------------------------------
Nine months ended September 30, 1997 vs Nine months ended September 30, 1996
--------------------------------------------------------------------------------

Net Sales

     The Company's net sales for the Nine months ended September 30, 1997 of $7,352,000 represents a decrease of $3,228,000 (21.7%) as compared to net sales for the Nine months ended September 30, 1996 of $10,580,000. This decrease is as a result of the removal from the marketplace of four products and the withdrawal of four ANDA's by the Company, pursuant to a requirement by the FDA in October 1996.

Cost of Goods Sold

     For the Nine months ended September 30, 1997, cost of goods sold of $ 10,666,000 decreased as compared to the Nine months ended September 30, 1996 of $12,094,000. This is attributable a reduction in sales combined with unabsorbed manufacturing costs which directly impact upon the Company's cost of sales and gross margin. Gross margin as a percentage of sales for the Nine months ended September 30, 1997 was (45.1%) as compared to (14.3%) for the Nine months ended September 30, 1996. This is attributable to a reduction in sales combined with the unabsorbed manufacturing costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of sales for the Nine months ended September 30, 1997 and 1996 were 52.8% and 44.2%, respectively. Selling, general and administrative expenses for 1997 are $3,876,000 as compared to 1996 of $ 1,534,000. This decrease of $ 802,000 is due to a reduction in staff as well as other cost reduction methods implemented by the Company.

Research and Development Expenses

     Research and development expenses as a percentage of sales for the Nine months ended September 30, 1997 and 1996 were 10.4% and 7.8%, respectively. The Company's research and development program continues to concentrate its efforts toward the submission of new products to the FDA. The Company has submitted five Abbreviated New Drug Applications(ANDA's) for seven new products.

     On September 25, 1997, the Company received FDA approval for two ANDA's submitted during 1997. These approvals represent the first ANDA's approved for the Company, by the FDA, since the Company's release from the FDA's Application Integrity Policy on December 19, 1996.

     Currently, the Company is working on twenty-five additional products which include six submissions scheduled for this year and twelve submissions scheduled for 1998.


Net Earnings (Loss)

     For the Nine months ended September 30, 1997, the Company had net loss of $8,765,000 as compared to a net loss of $8,333,000 for the Nine months ended September 30, 1996. This decrease is as a result of unabsorbed manufacturing costs and the removal from the marketplace of four products and the withdrawal of four ANDA's by the Company, pursuant to a requirement by the FDA.

     Except for historical matters contained herein, the statements in this Report are looking forward and are made pursuant to the safe harbor provisions of the Securities involve risks and uncertainties which may affect Halsey's business and prospects, including economic, competitive, governmental technological and other factors discussed in filings with the Securities and Exchange Commission. No assurance can be given concerning the timing of the FDA's review of the Company's ANDA's submitted, that the FDA will grant marketing clearance with respect to such submissions, or that, if such clearance is obtained, Halsey will be able to successfully commercialize the launching of Halsey's products.

--------------------------------------------------------------------------------
Three months ended September 30, 1997 vs Three months ended September 30, 1996
--------------------------------------------------------------------------------

Net Sales

     The Company's net sales for the three months ended September 30, 1997 of $2,300,000 represents a decrease of ($637,000) (21.7%) as compared to net sales for the three months ended September 30, 1996 of $2,937,000. This decrease is as a result of the removal from the marketplace of four products and the withdrawal of four ANDA's by the Company, pursuant to a requirement by the FDA in October 1996.

Cost of Goods Sold

     For the three months ended September 30, 1997, cost of goods sold were $3,311,000 as compared to $4,354,000 for 1996. This represents a decrease of approximately $1,043,000(24.0%). The decrease for 1997 is attributable to the reduction in shipments which directly impact upon the Company's cost of sales and gross margin. Gross margin as a percentage of sales for the three months ended September 30, 1997 was (44.00%) as compared to (48.25%) for the three months ended September 30, 1996.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 1997 and 1996 are 51.9% and 52.2%, respectively. Selling, general and administrative expenses of $1,194,000 decreased by approximately $340,000 or 22.2% as compared to 1996, which were $ 1,534,000. This decrease is due to a reduction in staff as well as other cost reduction methods implemented by the Company.

Research and Development Expenses

     Research and development expenses as a percentage of sales for the three months ended September 30, 1997 and 1996 are 12.3% and 6.5%, respectively. The Company's research and development program continues to concentrate its efforts toward the submission of new products to the FDA. The Company has submitted five Abbreviated New Drug Applications (ANDA's) for seven new products as of this date.

     On September 25, 1997, the Company received FDA approval for two ANDA's submitted during 1997. These approvals represent the first ANDA's approved for the Company, by the FDA, since the Company's release from the FDA's Application Integrity Policy on December 19, 1996.

     Currently, the Company is working on twenty-five additional products which include six submissions scheduled for this year and twelve submissions scheduled for 1998.

Net Earnings (Loss)

     For the three months ended September 30, 1997, the Company had net loss of $2,760,000 as compared to a net loss of $3,584,000 for the three months ended September 30, 1996. This loss is as a result of unabsorbed manufacturing costs and the removal from the marketplace of four products and the withdrawal of four ANDA's by the Company, pursuant to a requirement by the FDA.

     Except for historical matters contained herein, the statements in this Report are forward looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties which may affect Halsey's business and prospects, including economic, competitive, governmental, technological and other factors discussed in filings with the Securities and Exchange Commission. No assurance can be given concerning the timing of the FDA's review of the Company's ANDA's submitted, that the FDA will grant marketing clearance with respect to such submissions, or that, if such clearance is obtained, Halsey will be able to successfully commercialize the launching of Halsey products.

Liquidity and Capital Resources

     At September 30, 1997, the Company had cash and cash equivalents of $83,000 as compared to $118,000 at December 31, 1996. The Company had a working capital deficiency at September 30, 1997 of $17,282,000 and $12,201,000 at December 31, 1996.

     The removal from the marketplace of four products and the withdrawal of our ANDA's pursuant to a requirement by the FDA, as a pre-condition to the release of the Company from the AIP on December 19, 1996 combined with the lack of available borrowing under the Company's credit agreement, materially, and adversely affected the Company cash position and has severely limited the Company's capital resources. The Company has a working capital deficiency of approximately $17,282,000, a stockholders' equity (deficit) of approximately $13,666,000, has incurred a loss of approximately $8,765,000 during the Nine months ended September 30, 1997 and $14,495,000 during the year ended December 31, 1996 and is not in compliance with its financial covenants pursuant to its banking agreement and its convertible subordinated debenture agreement. In addition, the Company is delinquent in the payment of its payroll taxes and the Company's credit agreement with its banks expired June 30, 1997. The Company has insufficient resources to meet both its current and long-term obligations. These factors and other matters as discussed in Annual Report on Form 10-K at December 31, 1996, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to those conditions include seeking alternative sources of financing. In this regard, the Company (a) is reviewing several unsolicited expressions of interest from prospective joint venture partners and investors, (b) plans to refinance the Company's bank debt,
(c) has sold the rights to one of its products to a major vendor and has received a commitment for future production of such product and submitted Abbreviated New Drug Applications ("ANDA") for approval by the Food and Drug Administration ("FDA"). On September 25, 1997, the Company received FDA approval for two ANDA's submitted during 1997. These approvals represent the first ANDA's approved for the Company, by the FDA, since the Company's release from the FDA's Application Integrity Policy on December 19, 1996. There can be no assurance that management can obtain alternative sources of financing or obtain approvals for the ANDA's. Failure to obtain alternative sources of financing or infusion of capital in the near term will have a material adverse effect on the Company's operations and financial condition.

The Company's Credit Agreement with its banks, which expired on December 31, 1996, was extended to June 30, 1997. As per the agreement with Mallinckrodt, on January 9, 1997, the Bank Group received payment of $1,000,000, towards principal reduction, interest payments and legal expenses that reduced the principal balance outstanding to approximately $2,476,000.

Debt

     During the second quarter of 1997, the Company received funds, in the amount of $3,000,000, from the proposed purchaser of the Company's Indiana facility. These funds were tendered during the due diligence period, as an unsecured advance against anticipated payment, by the proposed purchaser, at the consummation of the transaction. In the event that the transaction is not realized, the funds convert to a non-collaterized, one year loan to the Company.

As per an Agreement with Mallinckrodt, dated March 21, 1995, for the sale of assets, the Company was to receive payment in the amount of $1,900,000 at the earliest date of Mallinckrodt receiving certain authorizations from the FDA, or September 21, 1997. During the third quarter of 1997, pursuant to a letter agreement with Mallinckrodt, dated September 21, 1997, it was agreed between the parties to offset the amount due to the Company against outstanding Notes (subordinated), accrued interest and accounts payable due to Mallinckrodt.

SIGNATURES
------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          HALSEY DRUG CO., INC.



Date: November 14, 1997                               BY:s/s Rosendo Ferran
                                                      --- ------- -----
                                                          Rosendo Ferran
                                                          President and Chief
                                                          Executive Officer

Date: November 14, 1997                               BY:s/s  Robert J. Mellage
                                                      ---  ------ -- -------
                                                          Robert J. Mellage
                                                          Corporate Controller

                                 EXHIBIT INDEX



Exhibit No.             Description
-----------             -----------

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.