Form 10-K/A
period 1997-12-31
HALSEY DRUG CO INC/NEW
filed 1998-04-30
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    CONTENTS

                                                                                  PAGE
PART III

Item 10.          Directors and Executive Officers of the Registrant               2

Item 11.          Executive Compensation                                           4

Item 12.          Security Ownership of Certain Beneficial Owners and              8
                  Management

Item 13.          Certain Relationships and Related Transactions                  11

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Halsey Drug Co., Inc. ("Halsey" or the "Company"), or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in general economic and business conditions; loss of market share through competition; introduction of competing services by other companies; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the generic pharmaceutical manufacturing industry; regulatory obstacles to the introduction of new products are important to the Company's growth; availability of qualified personnel; the loss of any significant customers; and other factors both referenced and not referenced in this Report. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of the Company are as follows:

         Name                               Age               Position
         ----                               ---               --------
William Skelly                              47                Chairman of the Board

Michael K. Reicher                          51                President, Chief Executive
                                                              Officer and Director

Alan J. Smith, Ph.D.                        68                Director and Consultant

William A. Sumner                           60                Director

Bruce F. Wesson                             55                Director

Srini Conjeevaram                           39                Director

Peter A. Clemens                            45                Vice President and Chief Financial Officer

Stephanie Heitmeyer                         52                Vice President - Sales

Ash Tankha                                  51                Vice President and General Manager

Daniel Hill                                 62                Vice President of Managed Care Sales

Carol Whitney                               51                Vice President of Administration

Robert Seiser                               34                Corporate Controller and Treasurer


         WILLIAM SKELLY has been a Director of the Company since May 1996 and Chairman of the Company since October 1996. Since 1990, Mr. Skelly has served as Chairman, President and Chief Executive Officer of Central Biomedia, Inc. and its subsidiary SERA, Inc., companies involved in the animal health industry including veterinary biologicals and custom manufacturing of animal sera products. From 1985 to 1990, Mr. Skelly served as President of Martec Pharmaceutical, Inc., a distributor and manufacturer of human generic prescription pharmaceuticals.

         MICHAEL K. REICHER has been President, Chief Executive Officer and a Director of the Company since February 19, 1998. In 1980, Mr. Reicher founded UDL Laboratories, Inc., a manufacturer of human generic pharmaceuticals, and served as its President through February 1998. In February 1996, UDL Laboratories, Inc. was purchased by Mylan Laboratories, Inc., and Mr. Reicher remained in the office of President until joining the Company in February 1998.

         ALAN J. SMITH, PH.D. has been a Director of the Company since 1995 and a consultant to the Company since March 1998. Since 1991, Dr. Smith has been a management consultant specializing in pharmaceutical quality management, quality control, quality assurance and auditing, the Food and Drug Administration's Current Good Manufacturing Practice regulations and technology training, documentary systems and stability programming. From 1985 to 1991, he was Corporate Director of Quality Affairs for Whitehall Laboratories, a Division of American Home Products Corporation. Dr. Smith holds B.Sc. and Ph.D. degrees from the University of London.

         WILLIAM A. SUMNER has been a director of the Company since August 1997. From 1974 until his retirement in 1995, Mr. Sumner held various positions within Hoechst-Roussel Pharmaceuticals, Inc., a manufacturer and distributor of pharmaceutical products, including Vice-President and General Manager, Dermatology Division from 1991 through 1995, Vice President, Strategic Business Development, from 1989 to 1991 and Vice President, Marketing from 1985 to 1989. Since his retirement from Hoechst-Roussel Pharmaceuticals, Inc. in 1995, Mr. Sumner has acted as a consultant to various entities in the pharmaceutical field.

         BRUCE F. WESSON has been a director of the Company since March 1998. Mr. Wesson is President of Galen Associates, a health care venture firm, and a General Partner of Galen Partners III, L.P. Prior to January 1991, he was Senior Vice President and Managing Director of Smith Barney, Harris Upham & Co. Inc., an investment banking firm. He currently serves on the Boards of Witco Corporation, a publicly traded company, and several privately held companies. Mr. Wesson earned a degree from Colgate University and a Master of Business Administration from Columbia University.

         SRINI CONJEEVARAM has been a director of the Company since March 1998. Mr. Conjeevaram is Chief Financial Officer of Galen Associates, a health care venture firm, and a General Partner of Galen Partners III, L.P. Prior to January 1991, he was an Associate in Corporate Finance at Smith Barney, Harris Upham & Co. Inc. from 1989 to 1990 and a Senior Project Engineer for General Motors Corporation from 1982 to 1987. Mr. Conjeevaram serves as a director of Derma Sciences, Inc., a publicly traded company. He earned a Bachelor of Science degree in Mechanical Engineering from Madras University, a Master of Science degree in Mechanical Engineering from Stanford University, and a Master of Business Administration from Indiana University.

         PETER A. CLEMENS has been Vice President and Chief Financial Officer of the Company since February 19, 1998. From February, 1988 until joining the Company, Mr. Clemens was employed by TC Manufacturing Co., Inc. (TC") who, through its various subsidiaries and divisions, manufactures generic pharmaceuticals, industrial coatings and flexible packaging. Mr. Clemens was TC's President from February, 1996 through February, 1998. Prior to that time, he held the position of Vice President and Chief Financial Officer.

         STEPHANIE HEITMEYER has been Vice President - Sales since March 1998. Prior to joining the Company, Ms. Heitmeyer served as Senior Manager, National Accounts of Mylan Laboratories, Inc., a pharmaceutical manufacturer, and prior to that, served as Corporate Account Manager, Managed Healthcare Specialist of Amgen Pharmaceuticals.

         ASH TANKHA has been Vice President and General Manager of the Company since March 1998. Prior to joining the Company, Mr. Tanhka provided consulting services to a variety of companies in the pharmaceutical industry with respect to pharmaceutical operations, technology, FDA and DEA regulatory compliance, intellectual property and quality management. Mr. Tankha holds graduate degrees in Chemical Engineering from the University of Denver, and a J.D. from The John Marshall School of Law, Chicago.

         DAN W. HILL has been Vice President of Managed Care of the Company since March 1998. From 1993 until joining the Company, Mr. Hill served as Director of Managed Care for Mylan Laboratories, Inc. Mr. Hill has been involved in the generic drug industry for over 30 years.

         ROBERT A. SEISER has been Treasurer and Corporate Controller of the Company since March 1998. From 1992 until joining the Company, Mr. Seiser served as Treasurer and Corporate Controller of TC Manufacturing Co., Inc., a privately held company based in Evanston, Illinois. Mr. Seiser is a Certified Public Accountant and earned a B.B.A. degree from Loyola University of Chicago.

         CAROL J. WHITNEY has been Vice President of Administration of the Company since April 1998. From 1992 until joining the Company, Ms. Whitney served as Director of Human Resources for UDL Laboratories, Inc., a generic pharmaceutical manufacturer located in Rockford, Illinois.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Common Stock of the Company, to file reports of ownership and changes of ownership with the Commission and the AMEX. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes the Directors, executive officers and greater than ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements during the year ended December 31, 1997 except that (i) the Form 3 Initial Statement of Beneficial Ownership filing by each of Messrs. Skelly and Sumner required upon their appointment to the Board were filed late and (ii) Mr. Ferran's Form 4 filings for April 1996 and December 1996, 1997 were filed late.

ITEM 11.          EXECUTIVE COMPENSATION.

         The following table sets forth a summary of the compensation paid by the Company for services rendered in all capacities to the Company during the fiscal years ended December 31, 1997, 1996 and 1995 to the Company's President and Chief Executive Officer and each of the Company's executive officers (the "named executive officers") whose total annual compensation for 1997 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                         Annual Compensation                   Long Term Compensation
                                                         -------------------                   ----------------------
                                                                                                Securities
Name and                                                                                        Underlying
Principal                                                                    Other Annual       Stock        All Other
Position                           Year         Salary            Bonus      Compensation       Options      Compensation
---------                         ------        ------            -----      ------------       ----------   ------------
Rosendo Ferran(1)                   1997        $241,082              0        $  7,400            --              --
President and
Chief Executive                     1996        $221,186              0        $ 12,950            --              --
Officer
                                    1995        $263,604              0        $ 16,150         150,000            --

========================        ========        ========        =======        ========        ========        ========
Bernard Sandiford                   1997        $150,140              0        $ 11,860            --              --
Vice President -
Manufacturing                       1996        $150,300              0        $ 11,800          30,000            --

                                    1995        $150,275              0        $ 11,750          30,000            --

========================        ========        ========        =======        ========        ========        ========
George Scholes                      1997        $103,700              0            --              --              --
Vice President -
Regulatory Affairs                  1996        $ 87,980              0            --            30,000            --

                                    1995        $ 63,100              0            --            17,000            --
========================        ========        ========        =======        ========        ========        ========


(1) Mr. Ferran was named Executive Vice President effective February 19, 1998. Mr. Michael Reicher was appointed as the Company's President and Chief Executive Officer as of such date.

Other Compensatory Arrangements

         Executive Officers and key employees participate in medical and disability insurance plans provided to all non-union employees of the Company. During 1997, the Company maintained term life insurance policies on behalf of Messrs. Ferran and Sandiford, the benefits of which are payable to beneficiaries designated by these individuals. Aggregate premiums paid by the Company during 1997 on all such policies amounted to approximately $12,000. The value of these payments to the individual officers are reflected where applicable in the Summary Compensation Chart. The Company also provided automobiles to certain of its executive officers. Although the Company is unable to assign a precise value to the possible personal benefit derived from the use of the automobiles, the Company believes that, as to each officer, such personal benefit amount is less than the lesser of $6,000 or 10% of such officer's compensation reported above in the Summary Compensation Table.

Employment Agreements

         Michael K. Reicher is employed pursuant to an Employment Agreement effective as of March 10, 1998, which provides that Mr. Reicher will serve as the Company's President and Chief Executive Officer for a term of five years. The Agreement provides for an annual base salary of $175,000 plus the payment of an annual bonus in the amount of $93,750 for the 1998 fiscal year, subject to the attainment by the Company of certain minimum net sales revenue. The amount of the annual bonus payable to Mr. Reicher for fiscal 1999 and thereafter will be determined in accordance with such targets, conditions or parameters as may be set from time to time by the Compensation Committee of the Board of Directors of the Company. The Employment Agreement also provides for the grant of stock options to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $2.375 per share (representing the closing price for the Company's common stock as reported by the AMEX on the day preceding the grant of the option), which option shall vest in an equal amount of 62,500 option shares at the end of each quarterly period during the term of the Agreement (as such vesting schedule may be amended by mutual agreement between Mr. Reicher and the Board of Directors). The Employment Agreement also permits the Company to repurchase the vested portion of Mr. Reicher's options upon his termination for cause (as defined in the Agreement) or his resignation, at a purchase price equal to the positive difference, if any, between the average of the Closing Price of the Company's common stock as reported by the AMEX for the five trading days prior to the date of termination or resignation, multiplied by the number of option shares which, as of the date of termination, are vested under the option. The Employment Agreement contains standard termination provisions including upon death, disability, for cause (as defined in the Agreement) and without cause. In the event the Employment Agreement is terminated without cause, the Company is required to pay Mr. Reicher an amount equal to $350,000 or twice his then base salary, whichever is greater, payable in 24 equal monthly installments. The Employment Agreement permits Mr. Reicher to terminate the Agreement in the event of a change of control (as defined in the Agreement) and restricts Mr. Reicher from disclosing, disseminating or using for his personal benefit or for the benefit of others confidential or proprietary information (as defined in the Employment Agreement) and, provided the Company has not breached the terms of the Employment Agreement, from competing with the Company at any time prior to two years after the earlier to occur of the expiration of the term and the termination of his employment.

         Peter Clemens is employed pursuant to an Employment Agreement effective as of March 10, 1998, which provides that Mr. Clemens will serve as the Company's Vice President and Chief Financial Officer for a term of three years. The Employment Agreement provides an annual base salary of $140,000 plus the payment of an annual bonus of $82,500 in fiscal 1998, subject to the attainment by the Company of certain minimum net sales revenues. Bonus payments for fiscal 1999 and thereafter are subject to such targets, conditions or parameters as may be determined from time to time by the Compensation Committee of the Board of Directors. The Employment Agreement also provides for the grant of stock options to purchase 300,000 shares of the Company's common stock at an exercise price of $2.375 per share, which options shall vest and be exercisable in an amount equal to 25,000 option shares at the end of each quarterly period during the term of the Employment Agreement (as such vesting schedule may be amended by mutual agreement of Mr. Clemens and the Board of Directors). The remaining terms of Mr. Clemen's Employment Agreement with the Company are substantially identical to that of Mr. Reicher.

         The Employment Agreement dated January 1, 1993 between the Company and Mr. Rosendo Ferran expired by its terms on January 1, 1998.

Compensation of Directors

         Directors who are employees of the Company receive no additional or special remuneration for their serviced as Directors. Directors who are not employees of the Company receive an annual grant of options to purchase 10,000 shares of the Company's common stock (15,000 shares in the case of the Chairman of the Board) and $500.00 for each meeting attended ($250 in the case of telephonic meetings). This option-based compensation structure was approved by the Board for fiscal 1998, replacing the prior compensation structure providing for an annual retainer of $25,000 and an additional fee of $500 per meeting attended. The Company also reimburses Directors for travel and lodging expenses, if any, occurred in connection with attendance at Board meetings. Directors who serve on any of the Committees established by the Board of Directors receive $250 for each Committee meeting attended unless held on the day of a full Board meeting.

         The Company has retained the services of Alan J. Smith, Ph.D., a Director of the Company, to provide consulting services in the areas of quality control and quality assurance, effective as of March 13,1998. The terms of Dr. Smith's engagement provide that he will provide such consulting services for a period of 5 months, expiring August 13, 1998, on an average of one day per week and be compensated at the rate of $1,000 per consulting day.

Stock Option Plans

         The Company currently maintains a stock option plan adopted in 1984 and a stock option plan adopted in 1995. In addition, the Board of Directors has adopted, subject to shareholder approval pursuant to Proposal 4 described in this Proxy Statement, a 1998 Stock Option Plan. The Company in the past has used, and will continue to use, stock options to attract and retain key employees in the belief that employee stock ownership and stock-related compensation devices encourage a community of interest between employees and shareholders.

         THE 1984 STOCK OPTION PLAN. In March 1984, the Company's shareholders approved the adoption of a stock option plan (the "1984 Stock Option Plan). The 1984 Stock Option Plan, as amended, provided for the grant of options to purchase up to 1,000,000 shares of the Company's common stock. The 1984 Stock Option Plan terminated by its terms in March 1994.

         Incentive Stock Options ("ISO's") to purchase 821,666 shares and non-qualified stock options to purchase 120,363 shares have been granted under the 1984 Stock Option Plan. Stock options granted under the 1984 Stock Option Plan have a term of ten years. As of March 31, 1998, options to purchase 21,569 shares of the Company's common stock were outstanding under the 1984 Stock Option Plan and options to purchase 528,431 shares had been exercised. The average per share exercise price for stock options currently outstanding under the 1984 Stock Option Plan is approximately $4.73. No exercise price of an ISO was set at less than 100% of the market value of the underlying Common Stock on the date of grant, except that in the case of any person who owned stock possessing more than 10% of the total voting power of the Company, the exercise price was set at 110% of the market value of the underlying Common Stock. No further stock options may be granted under the 1984 Stock Option Plan.

         THE 1995 STOCK OPTION PLAN. In September 1995 the Company established the 1995 Halsey Drug Co., Inc. Stock Option and Restricted Stock Purchase Plan (the "1995 Stock Option Plan). Under the Plan, the Company may grant options to purchase up to 1,000,000 shares of the Company's Common Stock. ISO's may be granted to employees of the Company and its subsidiaries and non-qualified options may be granted to employees, directors and other persons employed by, or performing services for, the Company and its subsidiaries. Subject to the Plan, the Compensation Committee determines the persons to whom grants are made and the vesting, timing, amounts and other terms of such grants. An employee may not receive ISO's exercisable in any one calendar year for shares with a fair market value on the date of grant in excess of $100,000. No quantity limitations apply to the grant of non-qualified stock options.

         As of March 31, 1998, ISO's to purchase 567,600 shares and non-qualified options to purchase 40,000 shares have been granted under the 1995 Stock Option Plan. The average per share exercise price for all outstanding options under the 1995 Stock Option Plan is approximately $3.53. No exercise price of an ISO was set at less than 100% of the fair market value of the underlying Common Stock, except for grants made to any person who owned stock possessing more than 10% of the total voting power of the Company, in which case the exercise price was set at not less than 110% of the fair market value of the underlying Common Stock. The 1995 Stock Option Plan will terminate in September 2005 unless earlier terminated by the Board of Directors.

         THE 1998 STOCK OPTION PLAN. The 1998 Stock Option Plan was adopted by the Board of Directors in April 1998 and, subject to shareholder approval, permits the Company to grant ISO and non-qualified stock options to purchase an aggregate of 2,600,000 shares of the Company's common stock. ISO's may be granted to employees of the Company and its subsidiaries and non-qualified options may be granted to employees, directors and other persons employed by, or performing services for, the Company and its subsidiaries. Subject to the terms of the Plan, the Stock Option Committee determines the persons to whom grants are made and the vesting, timing, amounts and other terms of such grants. An employee may not receive ISO's exercisable in any one calendar year for shares with a fair market value on the date of grant in excess of $100,000. No quantity limitations apply to the grant of non-qualified stock options.

         As of April 15, 1998, no stock options had been granted under the 1998 Stock Option Plan. Subject to the receipt of shareholder approval for the 1998 Stock Option Plan, such Plan will terminate in April, 2008, unless earlier terminated by the Board of Directors.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


         The following table presents information regarding option exercises in 1997 and the value of options outstanding at December 31, 1997 for each of the named executive officers.

                NUMBER OF SECURITIES              VALUE OF UNEXERCISED IN-THE-
                UNDERLYING UNEXERCISED            MONEY OPTIONS
                OPTIONS AT FISCAL                 AT FISCAL YEAR END(1)
                YEAR END

NAME            EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----            -----------     -------------     -----------     -------------
Rosendo            144,000                0       $       --      $       --
Ferran


Bernard             40,000           20,000       $       --      $       --
Sandiford

George              27,000           20,000       $       --      $       --
Scholes

---------------------------------
(1) Value is based upon a fair market value of $1.56 per share at December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Common Stock, as of March 31, 1998 for individuals or entities in the following categories: (i) each of the Company's Directors; (ii) the Chief Executive Officer and other executive officers of the Company whose total annual compensation for 1997 exceeded $100,000 (the "named executive officers"); (iii) all Directors and executive officers as a group; and (iv) each person known by the Company to be a beneficial owner of more than 5% of the Common Stock. Unless indicated otherwise, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

                                               Amount
Name of                                        Beneficially      Percent of
Beneficial Owner                               Owned(1)            Class
----------------                              --------------    ------------
Galen Partners III, L.P.                      16,618,580(2)         55.0%
610 Fifth Avenue, 5th Floor
New York, New York 10020

Galen Partners International III, L.P.         1,841,637(3)         11.9%
610 Fifth Avenue, 5th Floor
New York, New York 10020

Hemant K. Shah and Varsha H. Shah              1,462,692(4)          9.9%
29 Christy Drive
Warren, New Jersey 07059

Dennis Adams                                   1,260,682(5)          8.4%
c/o Delaware Investment Advisors
One Commerce Square
Philadelphia, Pennsylvania 19103

Harbour Investments, Ltd.                      1,655,431(6)         11.8%
c/o Strong Capital Management, Inc.
100 Heritage Reserve
Menomonee Falls, Wisconsin 53051

Strong Discovery Fund, Inc.                      903,084(7)          6.5%
c/o Strong Capital Management, Inc.
100 Heritage Reserve
Menomonee Falls, Wisconsin 53051

Strong Capital Management, Inc.                3,485,739(8)         24.6%
100 Heritage Reserve
Menomonee Falls, Wisconsin 53051

William A. Marquard                              734,900             5.4%
2199 Maysville Road
Carlisle, Kentucky 41311

Michael K. Reicher                               323,106(9)          2.3%

William Skelly                                    15,000(10)           *

                                         Amount
Name of                                  Beneficially      Percent of
Beneficial Owner                         Owned(1)            Class
----------------                         --------------    ------------
William A. Sumner                         10,000(11)          *

Alan J. Smith, Ph.D                       23,287(12)          *

Bruce F. Wesson                           10,000(13)          *

Srini Conjeevaram                         10,000(14)          *

Rosendo Ferran                           185,904(15)        1.3%

Bernard Sandiford                         47,300(16)          *

George Scholes                            27,000(17)          *

All Directors and executive
 officers as a group (12 persons)        503,262(18)        3.5%


* Represents less than 1% of the outstanding shares of the Company's Common
  Stock.

(1) The information with respect to Hemant K. Shah and Varsha H. Shah, Dennis Adams, Harbour Investments, Ltd., Strong Discovery Fund, Inc., Strong Capital Management, Inc. and William A. Marquard is based upon filings with the Commission and/or information provided to the Company.

(2) Includes (i) 10,282,130 shares issuable upon conversion of 5% convertible senior secured debentures due March 2003 (the "Debentures"), (ii) 3,115,796 shares issuable upon exercise of common stock purchase warrants issued in connection with the Offering (the "Warrants"), and (iii) 3,220,654 shares issuable upon conversion of the Debentures and the exercise of the Warrants allocable to such security holder under the option (the "Investor Option") provided in that certain Debenture and Warrant Purchase Agreement dated March 10, 1998 between the Company and the Galen Investor Group.

(3)      Includes (i) 1,139,445 shares issuable upon conversion of Debentures,
         (ii) 345,286 shares issuable upon exercise of Warrants, and (iii) 356,906 shares issuable upon the conversion of the Debentures and exercise of the Warrants allocable to such securityholder under the Investor Option.

(4)      Includes (i) 660,000 shares issuable upon conversion of Debentures,
         (ii) 200,000 shares issuable upon exercise of Warrants, (iii) 61,539 shares issuable upon conversion of 10% convertible subordinated debentures issued by the Company in August, 1996 (the "August Debentures"), and (iv) 206,730 shares issuable upon the conversion of the Debentures and the exercise of the Warrants allocable to such securityholder under the Investor Option.

(5)      Includes (i) 780,000 shares issuable upon conversion of Debentures,
         (ii) 236,364 shares issuable upon exercise of Warrants, and (iii) 244,318 shares issuable upon the conversion of the Debentures and the exercise of the Warrants allocable to such securityholder under the Investor Option. The information with respect to Mr. Adams is based upon a Schedule 13G dated March 23, 1998.

(6)      Includes 246,154 shares issuable upon conversion of the August
         Debentures.

(7)      Includes 184,615 shares issuable upon exercise of the August
         Debentures.

(8) Strong Capital Management, Inc. ("SCMI") has, and Richard Strong, a principal of SCMI, may be deemed to have, either sole voting power and/or sole dispositive power over the listed shares. Includes all shares beneficially owned by Harbour Investments Ltd., of which SCMI is the advisor, and all shares beneficially owned by Strong Special Investment Limited Partnership and Strong Quest Limited Partnership, entities advised by SCMI. The information with respect to Mr. Strong and SCMI is based upon a Schedule 13G dated February 16, 1998.

(9)      Includes (i) 200,000 shares issuable upon conversion of Debentures,
         (ii) 60,606 shares issuable upon exercise of Warrants and (iii) 62,500 shares subject to currently exercisable common stock purchase options.

(10) Includes 15,000 shares subject to currently exercisable common stock purchase options.

(11) Includes 10,000 shares subject to currently exercisable common stock purchase options.

(12) Includes (i) 10,000 shares subject to currently exercisable common stock purchase options, (ii) 6,667 shares issuable upon conversion of Debentures, and (iii) 2,020 shares issuable upon exercise of Warrants.

(13) Includes 10,000 shares subject to currently exercisable common stock purchase options. Mr. Wesson is President of Galen Associates and a General Partner of Galen Partners III, L.P.

(14) Includes 10,000 shares subject to currently exercisable common stock purchase options. Mr. Conjeevaram is Chief Financial Officer of Galen Associates and a General Partner of Galen Partners III, L.P.

(15) Includes 162,000 shares subject to currently exercisable common stock purchase options.

(16) Includes 40,000 shares subject to currently exercisable common stock purchase options.

(17) Includes 27,000 shares subject to currently exercisable common stock purchase options.

(18) Includes 498,662 shares which Directors and executive officers have the right to acquire within the next 60 days through the conversion of Debentures, exercise of Warrants and exercise of outstanding options.

Change of Control

              A change of control of the Company occurred on March 10, 1998 pursuant to the completion of the Offering of Debentures and Warrants. Assuming the receipt of shareholder approval to a proposed amendment to the Company's Certificate of Incorporation to provide the holders of the Debentures with "as converted" voting rights, Galen would control 45.6% of the Company's common stock (51% upon issuance of the additional Debentures in the event the Investor Option provided in the Offering were exercised). Assuming further the exercise of the Warrants issued in the Offering, Galen would control 52.5% of the Company's common stock (57.6% in the event the Warrants issuable under the Investor Option provided in the Offering were exercised).

              Reference is made to the Company's Current Report on Form 8-K as filed with the Commission on March 24, 1998 for a description of the terms and provisions of the Purchase Agreement relating to the Offering and, the Debentures and the Warrants relating to the change of control transaction.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


              On March, 10, 1998, the Company completed a private offering of securities for an aggregate purchase price of $20.8 million (the "Offering"). The securities issued in the Offering consisted of 5% convertible senior secured debentures (the "Debentures") and common stock purchase warrants (the "Warrants") exercisable for an aggregate of 4,202,020 shares of the Company's Common Stock. The Debentures and Warrants were issued by the Company pursuant to a certain Debenture and Warrant Purchase Agreement dated March 10, 1998 (the "Purchase Agreement") by and among the Company, Galen and the Galen Investor Group.

              HKS & Company, Inc., an entity beneficially owned by Hemant K. Shah, acted as placement agent in connection with the Offering. In consideration for the services of HKS & Company, Inc., the Company paid $990,000, representing 5% of the gross proceeds of the Offering. Mr. Shah invested the entire amount of such fee for the purchase of Debentures and Warrants in the Offering. Mr. Shah is the beneficial owner of approximately 9.9% of the Company's common stock (inclusive of the shares of Common Stock underlying the Debentures and Warrants).

              Each of Messrs. Wesson and Conjeevaram, members of the Board of Directors, are designees of the Galen Investor Group pursuant to the terms of the Purchase Agreement which provides, among other things, that the Company must nominate and appoint to the Board of Directors, subject to shareholder approval, three designees of the Galen Investor Group for so long as the Debentures and Warrants remain outstanding. Each of Messrs. Wesson and Conjeevaram is a General Partner of Galen Associates, an affiliate of each of the Galen entities included in the Galen Investor Group. The Company's shareholders will be presented with proposals at the 1998 Annual Meeting of Shareholders seeking shareholder approval to amend the Company's Certificate of Incorporation to provide for an increase in the Company's authorized common stock and voting rights for holders of the Debentures issued in the Offering. If such amendments are approved, Galen will control a majority of the Company's Common Stock and provide it with sufficient voting rights to control the nomination and election of the Board of Directors of the Company.

              Pursuant to the terms of the Purchase Agreement executed in connection with the Offering, certain existing shareholders of the Company and members of the Galen Investor Group, who as of the Company's Record Date owned in the aggregate approximately 25% of the outstanding Common Stock, have entered into an irrevocable proxy agreement with Galen pursuant to which they have granted Bruce F. Wesson, a designee of Galen and a nominee to the Board of Directors of the Company, to vote the shares of the Company's Common Stock held by them at the Company's 1998 Annual Meeting of Shareholders with respect to the election of directors and the above-described amendments to the Company's Certificate of Incorporation. Mr. Wesson has indicated that he intends to exercise the proxy and vote such shares in favor of each of such proposals.

              The Purchase Agreement also provides the Galen Investor Group with an option expiring September 10, 2000 to purchase (on a pro-rata basis) additional Debentures and Warrants on the same terms as provided in the Offering for a purchase price of $5,000,000 (the "Investor Option"). The Investor Option may be exercised by a majority in interest of the principal amount of the Debentures outstanding, which provides Galen with the discretion as to whether to exercise the Investor Option.

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

                                 Date: April 29, 1998