Form 10-Q
period 1998-03-31
HALSEY DRUG CO INC/NEW
filed 1998-05-15
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         COMMISSION FILE NUMBER 1-10113

                              HALSEY DRUG CO., INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

           New York                                       11-0853640
--------------------------------------------------------------------------------
   (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

695 N. Perryville Road
Rockford, Illinois                                          61107
--------------------------------------------------------------------------------
(Address of Principal executive offices)                  (Zip Code)

(815) 399-2060
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

1827 Pacific Street, Brooklyn, New York 11233
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  |X|         NO |_|

As of May 13,1998 the registrant had 13,777,448 shares of Common Stock, $.01 par value, outstanding.

                         HALSEY DRUG CO., Inc. & SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                  Page #

       Condensed Consolidated Balance Sheets-                               3
       March 31, 1998 and December 31, 1997

       Condensed Consolidated Statements of                                 5
       Operations - Three months ended March 31, 1998
       and March 31, 1997

       Consolidated Statements of Cash                                      6
       Flows - Three months ended March 31, 1998
       and March 31, 1997

       Consolidated Statements of Stockholders'                             7
       Equity - Three months ended March 31, 1998

       Notes to Condensed Consolidated Financial                            8
       Statements

Item 2. Management's Discussion and Analysis of Financial                  10
        Condition and Results of Operations

PART II. OTHER INFORMATION

Item 2. Changes in Securities                                              12
Item 6. Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                 13

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                     (UNAUDITED)

          (Amounts in thousands)                          1998          1997

                                                        MARCH 31     DECEMBER 31
                                                        --------     -----------

CURRENT ASSETS

  Cash and cash equivalents                              $ 8,054      $    26

  Accounts Receivable - trade, net of
    allowances for doubtful accounts of $478
    at March 31, 1998 and $542 at
    December 31, 1997, respectively                           95           62

  Other receivable                                           150           --

  Inventories                                              2,526        2,456

  Prepaid insurance and other current assets                 187          274
                                                         -------      -------

    Total current assets                                  11,012        2,818

PROPERTY PLANT & EQUIPMENT, NET                            4,594        4,630

OTHER ASSETS                                               3,925          219
                                                         -------      -------

TOTAL ASSETS                                             $19,531      $ 7,667
                                                         =======      =======

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                       (UNAUDITED)
   (Amounts in thousands)                                  1998         1997
                                                         MARCH 31    DECEMBER 31
                                                         --------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Bank overdraft                                      $     --    $    159
     Due to Banks                                              --       2,476
     Notes payable                                          3,800       4,825
     Convertible Subordinated Debentures                       --       2,244
     Department of Justice settlement                         250         200
     Accounts payable                                       3,032       6,086
     Accrued expenses                                       6,222       7,644
     Deferred gain                                             --       1,900
                                                         --------    --------

                Total current liabilities                  13,304      25,534

LONG-TERM DEBT                                             25,240       1,990

CONTINGENCIES                                                  --          --

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - $.01 par value; authorized
      20,000,000, shares; issued and
      outstanding 14,199,743 shares at March
      31,1998 and 13,590,115 shares at December
      31, 1997                                                142         140

     Additional paid-in capital                            28,112      25,489

     Accumulated deficit                                  (46,278)    (44,497)
                                                         --------    --------
                                                          (18,024)    (18,868)

      Less: Treasury stock - at cost - (439,603
      shares at March 31, 1998 and December 31,
      1997)                                                  (989)       (989)
                                                         --------    --------

      Total stockholders' equity (deficit)                (19,013)    (19,857)
                                                         --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 19,531    $  7,667
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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Amounts in thousands except per share data            For the Three months ended
                                                      --------------------------

                                                             March 31
                                                             --------
                                                       1998             1997
                                                       ----             ----
Net Sales ......................................   $      1,895    $      2,843
Cost of goods sold .............................          3,332           4,105
                                                   ------------    ------------

   Gross profit (loss) .........................         (1,437)         (1,262)

Research & Development .........................            221             165
Selling, general and administrative expenses ...          1,587           1,460
                                                   ------------    ------------

   Loss from Operations ........................         (3,245)         (2,887)

Other (Income) .................................         (1,902)             --

Interest expense, net ..........................            438             260
                                                   ------------    ------------

    Loss before income taxes ...................         (1,781)         (3,147)

Provision for income taxes .....................             --              --

Net loss .......................................   $     (1,781)   $     (3,147)
                                                   ============    ============

Net loss per common share, basic and diluted ...   $      (0.13)   $      (0.24)
                                                   ============    ============

Average number of outstanding shares ...........     13,686,379      12,959,342
                                                   ============    ============

The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
Amounts in thousands                                        THREE MONTHS ENDED

                                                                 MARCH 31
                                                                 --------
                                                             1998        1997
                                                             ----        ----
Cash flows from operating activities

 Net loss ..............................................   $ (1,781)   $ (3,147)

Adjustments to reconcile net loss to net cash used in
operating activities
     Depreciation and amortization .....................        290         457

     Provision for loss on accounts receivable                  (64)         --
     Changes in assets and liabilities
        Accounts receivable ............................         31        (195)
        Other receivable ...............................       (150)      1,000
        Inventories ....................................        (70)         59
        Prepaid insurance and other current assets .....         87          57
        Accounts payable ...............................     (3,004)       (359)
        Deferred gain ..................................     (1,900)         --
        Accrued expenses ...............................       (854)      1,305
                                                           --------    --------

        Total adjustments ..............................     (5,634)      2,324
                                                           --------    --------

           Net cash used in operating activities .......     (7,415)       (823)
                                                           --------    --------

 Cash flows from investing activities

     Capital expenditures ..............................       (254)         --
     (Decrease) increase in other assets ...............     (1,443)         (1)
                                                           --------    --------

        Net cash used in investing activities ..........     (1,697)         (1)
                                                           --------    --------

Cash flows from financing activities

     Increase in notes payable (decrease) ..............     (1,025)        900
     Decrease in amount due to banks ...................     (2,476)       (719)
     Issuance of common stock for payment of interest ..         --         112
     Exercise of warrants of convertible debentures ....         --          72
     Exercise of stock options .........................         --         254

     Issuance of convertible subordinated debentures ...     20,800          --
     Proceeds from issuance of treasury stock ..........         --         100
     Bank overdraft ....................................       (159)          8
                                                           --------    --------

        Net cash provided by financing activities ......     17,140         727
                                                           --------    --------

     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     8,028         (97)

Cash and cash equivalents at beginning of period .......         26         118
                                                           --------    --------

Cash and cash equivalents at end of period .............   $  8,054    $     21
                                                           ========    ========

Supplemental disclosure of noncash activities:

Quarter ended March 31, 1998

The Company issued 110,658 shares of common stock as payment for an outstanding note payable in the amount of $214,000 and accrued interest of $1,782.

The Company issued 59,094 shares of common stock as payment for $145,636 of accrued interest.

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        Three months ended March 31, 1998

Amounts in thousands except per share data

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                              Common Stock, $.01 par value                                 Treasury stock, at cost
                              ----------------------------                                 -----------------------
                                                               Additional
                                                                 Paid-in    Accumulated
                                Shares             Amount        Capital      Deficit        Shares       Amount         Total
                                ------             ------       ---------     -------        ------       ------         -----
Balance January 1, 1998       14,029,718         $      140    $   25,489   $  (44,497)     (439,603)   $     (989)   $  (19,857)

Net Loss for the three
months ended March 31, 1998                                                     (1,781)                                   (1,781)

Conversion of
notes payable                    110,658                  2           215                                                    217

Issuance of shares as
payment of interest               59,372                 --           145                                                    145

Deferred debt discount on
warrants issued with
convertible debentures                                              2,263                                                  2,263

                              ----------         ----------    ----------   ----------    ----------    ----------    ----------

Balance at March 31, 1998     14,199,743         $      142    $   28,112   $  (46,278)     (439,603)   $     (989)   $  (19,013)
                              ==========         ==========    ==========   ==========    ==========    ==========    ==========


The accompanying notes are an integral part of this statement

--------------------------------------------------------------------------------
HALSEY DRUG CO., INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 1998 have been made. The results of operations for the three months period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      As of March 31, 1998, the Company had a working capital deficiency of approximately $2,292,000 and an accumulated deficit of approximately $46,278,000. The Company has incurred a loss of approximately $1,781,000 during the three months ended March 31, 1998.

Note 2 -  Inventories
                             (Amounts in thousands)

      Inventories consists of the following:

                                       March 31, 1998         December 31, 1997
                                       --------------         -----------------
          Finished Goods                  $   832                 $   789
          Work in Process                     186                     263
          Raw Materials                     1,508                   1,404
                                          -------                 -------
                                          $ 2,526                 $ 2,456
                                          =======                 =======

NOTE 3 - Debt

Borrowings under long-term debt consist of the following at March 31, 1998 and December 31, 1997.

                                                       (Amounts in thousands)
                                                        1998            1997
                                                      -------          ------
      Convertible debentures                          $23,300          $2,500
      Subordinated promissory notes                       325           1,125
      Other                                             5,665           5,890
                                                      -------          ------
                                                       29,290           9,515
      Less current maturities                          (4,050)         (7,525)
                                                      -------          ------
                                                      $25,240          $1,990
                                                      =======          ======

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

Note 5 - Comprehensive Income

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of 1998, which requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no effect on the Company for the quarters ended March 31, 1998 or 1997.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                            Three months ended
                                                                 March 31
                                              ---------------------------------------------
                                                                        Percentage Change
                                                                           Year-to-Year
                                              Percentage of Net Sales   Increase (decrease)
-------------------------------------------------------------------------------------------
                                                                             1998 as
                                                                           compared to

                                                 1998          1997          1997
                                                 ----          ----          ----
                                                    %             %             %
                                                    -             -             -
Net Sales                                        100.0        100.0         (33.3)
Cost of goods sold                               175.8        144.4         (18.8)
                                                 -----       ------

   Gross profit (loss)                           (75.8)       (44.4)        (13.9)

Research & Development                            11.7          5.8           3.4
Selling, general and administrative expenses      83.7         51.4           8.7
                                                 -----       ------         -----
   Loss from operations                         (171.2)      (101.6)        (12.4)

Other (income)                                  (100.4)          --            --
Interest expense                                  23.1          9.1          68.5
                                                 -----       ------         -----

   Loss before income taxes                      (93.9)      (110.7)        (43.4)


Provision for income taxes                          --           --            --
                                                 -----       ------         -----
Net loss                                         (93.9)      (110.7)        (43.4)
                                                 =====       ======         =====

--------------------------------------------------------------------------------
Three months ended March 31, 1998 vs three months ended March 31, 1997
--------------------------------------------------------------------------------

Net Sales

      The Company's net sales for the three months ended March 31, 1998 of $1,895,000 represents a decrease of $948,000 (33.3%) as compared to net sales for the three months ended March 31, 1997 of $2,843,000. This decrease is as a result of a lack of sufficient working capital necessary to purchase raw materials. Without adequate inventory, the Company was unable to effectively market its products.

Cost of Goods Sold

      For the three months ended March 31, 1998, cost of goods sold decreased by approximately $773,000 as compared to the three months ended March 31, 1997, due primarily to reduced sales versus the same period in the prior year. Gross margin as a percentage of sales for the three months ended March 31, 1998 was (75.8%) as compared to (44.4%) for the three months ended March 31, 1997.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 1998 and 1997 were 83.7% and 51.4%, respectively.

Research and Development Expenses

      Research and development expenses as a percentage of sales for the three months ended March 31, 1998 and 1997 was 11.7% and 5.8%, respectively. The Company's research and development program continues to concentrate its efforts toward the submission of new products to the FDA.

Net Earnings (Loss)

      For the three months ended March 31, 1998, the Company had a net loss of $1,781,000 as compared to a net loss of $3,147,000 for the three months ended March 31, 1997. Included in results for the three months ended March 31, 1998 is other income of $1,900,000 that had been recorded in September, 1997 as a deferred gain on the sale of certain assets to Mallinckrodt Chemical Products, Inc. ("Mallinckrodt"). This transaction contained certain future requirements that were met in the first quarter of 1998.

Liquidity and Capital Resources

      At March 31, 1998, the Company had cash and cash equivalents of $8,054,000 as compared to $26,000 at December 31, 1997. The Company had a working capital deficiency at March 31, 1998 of $2,292,000 and $22,716,000 at December 31,
1997.

      On March 10, 1998, the Company completed a private offering of securities. The securities issued in the Offering consisted of 5% convertible senior secured debentures and common stock purchase warrants exercisable for an aggregate of 4,202,020 shares of the Company common stock. The net proceeds to the Company from the Offering, after the deduction of related Offering expenses, was approximately $19.6 million.

      The net proceeds of the Offering have, in large part, been used to satisfy a substantial portion of the Company's liabilities and accounts payable. Such liabilities include the full satisfaction of the Company's Bank indebtedness and related fees, payment to the landlord of the Brooklyn facility and satisfaction of outstanding judgements and liens. Such repayments have allowed the Company to avoid the threatened foreclosure sale by its Banks of the Indiana facility securing such indebtedness. Additionally, pursuant to agreements reached with other large creditors in anticipation of the completion of the Offering, including the Company's landlord and the Department of Justice, the Company has been able to bring these creditors current and is in compliance with installment payment agreements providing favorable terms to the Company. Satisfaction of the Company's current obligations to its landlord of the Brooklyn facility for accrued and unpaid rent, penalties and expenses has allowed the Company to renegotiate its lease and avoid eviction. The Offering proceeds has also allowed the Company to satisfy its outstanding state and Federal payroll tax obligations and meet current payroll tax obligations.

      Based upon Management's belief as to the Company's ability to defer a portion of the Company's remaining notes and accounts payable and certain other assumptions, the Company believes that it has approximately $3 million in cash available for working capital derived from the net proceeds of the Offering. The Company estimates that such working capital will permit the Company to purchase needed raw materials and fund near term operating losses for approximately three months. In order to supplement such working capital, the Company is in the process of negotiating with a banking institution to secure a $5 million line of credit. In addition, in accordance with the terms of the Debenture and Warrant Purchase Agreement pursuant to which the Offering was completed, the Company has granted the Galen Investor Group an option to invest an additional $5 million in the Company at any time within eighteen months from the date of the closing of the Offering in exchange for Debentures and Warrants having terms identical to those issued in the Offering (the "Galen Option"). Galen has expressed an indication of interest to exercise the Galen Option in the event the Company is in need of additional capital. No assurance can be given, however, that the Company will be successful in securing the $5 million line of credit or that the Galen Option will be exercised. In the event the Company is successful in securing the line of credit or in the event the Galen Option is exercised, the Company believes that it will have sufficient working capital to fund operations for at least the next twelve months.


PART II

Item 2. Changes in Securities and Use of Proceeds

      On March 10, 1998, the Company consummated a private offering of securities for an aggregate purchase price of $20.8 million (the "Offering"). The securities issued in the Offering consisted of 5% convertible senior secured debentures (the "Debentures") and common stock purchase warrants (the "Warrants") exercisable for an aggregate of 4,202,020 shares of the Company's common stock, $.01 par value per share (the "Common Stock"). The Debentures and Warrants were issued by the Company pursuant to a certain Debenture and Warrant Purchase Agreement dated March 10, 1998 (the "Purchase Agreement") by and among the Company, Galen Partners III, L.P., Galen Partners International III, L.P. Galen Employee Fund III, L.P. (collectively "Galen") and each of the Purchasers listed on the signature page thereto (inclusive of Galen, collectively, the "Galen Investor Group").

       Each of the Purchasers comprising the Galen Investor Group were accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The Debentures and Warrants issued in the Offering were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

       HKS & Company, Inc., a registered broker-dealer, acted as placement agent in connection with the Offering. In consideration for the services of HKS & Company, Inc., the Company paid $990,000, representing 5% of the gross proceeds of the Offering. Mr. Hemant K. Shah, the sole shareholder of HKS & Company, Inc., invested the entire amount of such fee for the purchase of Debentures and Warrants in the Offering.

       Reference is made to the Company's Current Report on Form 8-K as filed with the Securities Exchange Commission on March 24, 1998 for a description of the terms and provisions of the Debentures, the Warrants and the Purchase Agreement.

Item 6. Exhibits and Reports on Form 8-K.

       (a) The exhibits required to be filed as part of this Report on form 10-Q are listed in the attached Exhibit Index.

       (b) The Company filed a Current Report on form 8-K with the Securities and Exchange Commission on March 24, 1998 (the "Form 8-K"). The Form 8-K disclosed under Item 1 of such Form the change of control in the registrant which occurred on March 10, 1998 in connection with the completion of the Offering of the Debentures and the Warrants described in Part II, Item 2 above.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HALSEY DRUG CO., INC.


Date: May 14, 1998                     BY: s/s Michael K. Reicher
                                           -------------------------------------
                                           Michael K. Reicher
                                           President and Chief
                                           Executive Officer


Date: May 14, 1998                     BY: s/s Peter A. Clemens
                                           -------------------------------------
                                           Peter A. Clemens
                                           VP & Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                         Description                         Page No.
----------                          -----------                         --------

  27.1       Financial Data Schedule (submitted electronically to         --
             the Securities and Exchange Commision for information only and not filed).


  99.1       Current Report on Form 8-K as filed with the Securities      --
             and Exchange Commission on March 24, 1998.(1)



---------------
(1) Previously filed with the Commission via EDGAR on March 24, 1998.