Form 10-Q
period 1998-06-30
HALSEY DRUG CO INC/NEW
filed 1998-08-13
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----          EXCHANGE ACT OF 1934.

        For the quarterly period ended June 30, 1998

                                            OR

              TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----          SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                         COMMISSION FILE NUMBER 1-10113

                             HALSEY DRUG CO., INC.
             (Exact name of registrant as specified in its charter)

             New York                                    11-0853640
  (State or other Jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


695 N. Perryville Rd.
Rockford, IL                                               61107
(Address of Principal executive offices)                  (Zip Code)

(815) 399 - 2060
(Registrant's telephone number, including area code)

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

YES   X        NO
    -----         -----

As of August 13, 1998 the registrant had 13,794,756 Shares of Common Stock, $.01 par value, outstanding.

                         HALSEY DRUG CO., & SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                            Page #

         Condensed Consolidated Balance Sheets-                         3
         June 30, 1998 and December 31, 1997

         Condensed Consolidated Statements of                           5
         Operations - Three and six months ended June 30, 1998
         and June 30, 1997

         Consolidated Statements of Cash                                6
         Flows - Six months ended June 30, 1998
         and June 30, 1997

         Consolidated Statements of Stockholders'                       7
         Equity - Six months ended June 30, 1998

         Notes to Condensed Consolidated Financial                      8
         Statements

Item 2.  Management's Discussion and Analysis of Financial             10
         Condition and Results of Operations


PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                             14

Item 2.  Changes in Securities                                         14

Item 4.  Submission of Matters to a Vote of Security Holders           15

Item 6.  Exhibits and Reports on Form 8-K                              16


        SIGNATURES                                                     17

PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)


                                                           JUNE 30, 1998   DEC. 31, 1997
                                                           -------------   -------------
                                                            (UNAUDITED)
CURRENT ASSETS
        Cash and cash equivalents                             $ 3,614         $    26

        Accounts Receivable - trade, net of
          allowances for doubtful accounts of $50
          and $ 542 at June 30, 1998 and December
          31, 1997, respectively                                  927              62

        Other receivable                                         --              --

        Inventories                                             5,109           2,456

        Prepaid insurance and other current assets                160             274
                                                              -------         -------

          Total current assets                                  9,810           2,818

PROPERTY PLANT & EQUIPMENT, NET                                 4,698           4,630

OTHER ASSETS                                                    3,710             219
                                                              -------         -------

TOTAL ASSETS                                                  $18,218         $ 7,667
                                                              =======         =======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)


                                                                JUNE 30, 1998    DEC. 31, 1997
                                                                -------------    -------------
                                                                 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Bank overdraft                                             $   --           $    159
        Due to banks                                                   --              2,476
        Notes payable                                                 3,062            4,825
        Convertible subordinated debentures                            --              2,244
        Department of justice settlement                                300              200
        Accounts payable                                              1,358            6,086
        Accrued expenses                                              5,383            7,644

        Deferred gain                                                  --              1,900
                                                                   --------         --------

                Total current liabilities                            10,103           25,534

LONG-TERM DEBT                                                       30,125            1,990
CONTINGENCIES                                                            __               __
STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock - $.01 par value; authorized                           142              140
           40,000,000, shares; issued and outstanding
           14,217,051 shares at June 30,1998 and
           14,029,713 shares at December 31, 1997

     Additional paid-in capital                                      28,169           25,489

     Accumulated deficit                                            (49,332)         (44,497)
                                                                   --------         --------
                                                                    (21,021)         (18,868)
                Less: Treasury stock - at cost -(439,603               (989)            (989)
                shares at June 30, 1998 and December 31,           --------         --------
                1997)

      Total stockholders' equity (deficit)                          (22,010)         (19,857)
                                                                   --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 18,218         $  7,667
                                                                   ========         ========


         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                  (Amounts in thousands except per share data)

                                                              June 30
                                  ------------------------------------------------------------------
                                     For the six months ended           For the three months ended
                                  ------------------------------      ------------------------------
                                      1998              1997              1998              1997
                                  ------------      ------------      ------------      ------------
Net sales ...................     $      4,116      $      5,052      $      2,221      $      2,209
Cost of goods sold ..........            6,290             7,355             2,958             3,250
                                  ------------      ------------      ------------      ------------

   Gross profit (loss) ......           (2,174)           (2,303)             (737)           (1,041)

Research & development ......              452               483               231               318
Selling, general and
administrative expenses .....            3,208             2,682             1,621             1,222
                                  ------------      ------------      ------------      ------------

   Loss from operations .....           (5,834)           (5,468)           (2,589)           (2,581)
                                                                                                  66
Other income ................            1,968              --                                    --
Interest expense, net .......              969               537               531               277
                                  ------------      ------------      ------------      ------------

Loss before income taxes ....           (4,835)           (6,005)           (3,054)           (2,858)
                                  ------------      ------------      ------------      ------------

Provision for income taxes ..             --                --                --                --
                                  ------------      ------------      ------------      ------------
Net loss ....................     $     (4,835)     $     (6,005)     $     (3,054)     $     (2,858)
                                  ============      ============      ============      ============
Net loss per common share ...            (0.35)            (0.45)            (0.22)            (0.21)
                                  ============      ============      ============      ============
Average number of outstanding
shares                              13,756,600        13,246,077        13,777,258        13,515,063
                                  ============      ============      ============      ============


The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

Amounts in thousands                                                   SIX MONTHS ENDED
                                                                           June 30
                                                                      1998          1997
                                                                    --------      --------
Cash flows from operating activities
 Net loss .....................................................     $ (4,835)     $ (6,005)
Adjustments to reconcile net loss to net cash used in operating
activities ....................................................          816           854
   Depreciation and amortization
     Provision for loss on accounts receivable ................         (492)         --
     Loss on disposal of assets ...............................           93          --

     Changes in assets and liabilities
        Accounts receivable ...................................         (373)         (404)
        Other receivable ......................................         --           1,000
        Inventories ...........................................       (2,653)         (714)
        Prepaid insurance and other current assets ............          114          (153)
        Accounts payable ......................................       (4,728)         (329)
        Deferred gain .........................................       (1,900)         --
        Accrued expenses ......................................       (2,438)        2,022
                                                                    --------      --------
        Total adjustments .....................................      (11,561)        2,276
                                                                    --------      --------
           Net cash used in operating activities ..............      (16,396)       (3,729)
                                                                    --------      --------
 Cash flows from investing activities
     Capital expenditures .....................................         (724)           36
     (Decrease) increase in other assets ......................         (896)           (3)
                                                                    --------      --------
        Net cash used in investing activities .................       (1,620)          (33)
                                                                    --------      --------
Cash flows from financing activities
     Increase (decrease) in notes payable .....................       (1,763)        3,900
     Decrease in amount due to banks ..........................       (2,476)         (719)
     Issuance of common stock for payment of interest .........          202           112
     Exercise of warrants of convertible debentures ...........         --              72
     Exercise of stock options ................................         --             305
     Issuance of convertible subordinated debentures ..........       25,800          --
     Proceeds from issuance of treasury stock .................         --             100
     Increase (decrease) in bank overdraft ....................         (159)           10
                                                                    --------      --------
        Net cash provided by financing activities .............       21,604         3,780
                                                                    --------      --------
     Net (decrease) increase in cash and cash equivalents .....        3,588            84
Cash and cash equivalents at beginning of period ..............           26           118
                                                                    --------      --------
Cash and cash equivalents at end of period ....................     $  3,614      $    202
                                                                    ========      ========


Supplemental disclosure of noncash activities:

                      For the 6 months ended June 30, 1998

The Company issued 110,658 shares of common stock as payment for an outstanding note payable in the amount of $214,000 and accrued interest of $1,782.

The Company issued 76,680 shares of common stock as payment for $201,886 of accrued interest.

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)

                         SIX MONTHS ENDED JUNE 30, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                   (UNAUDITED)


                                COMMON STOCK, $.01 PAR VALUE    ADDITIONAL                 TREASURY STOCK, AT COST
                                ----------------------------     PAID-IN    ACCUMULATED   -------------------------
                                  SHARES           AMOUNT        CAPITAL      DEFICIT      SHARES         AMOUNT         TOTAL
                                ----------      -----------    -----------  -----------   --------      -----------   -----------
Balance January 1, 1998         14,029,713      $       140    $    25,489  $   (44,497)  (439,603)     $      (989)  $   (19,857)

Net Loss for the six
months ended June 30, 1998                                                       (4,835)                                   (4,835)

Conversion of notes
payable                            110,658                2            215                                                    217

Issuance of shares as
payment of interest                 76,680             --              202                                                    202

Deferred debt discount on
warrants issued with
convertible debentures                                               2,263                                                  2,263


                                ----------      -----------    -----------  -----------   --------      -----------   -----------

Balance at June 30, 1998        14,217,051      $       142    $    28,169  $   (49,332)  (439,603)     $      (989)  $   (22,010)
                                ==========      ===========    ===========  ===========   ========      ===========   ===========



The accompanying notes are an integral part of this statement

HALSEY DRUG CO., INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

NOTE 1 - Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 1998 have been made. The results of operations for the six months period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

            As of June 30, 1998, the Company had a working capital deficiency of approximately $293,000 and an accumulated deficit of approximately $49,332,000. The Company incurred a loss of approximately $4,835,000 during the six months ended June 30, 1998.


Note 2 -  Inventories

        Inventories consists of the following:

                                                          (Amounts in thousands)
                                                   June 30, 1998     December 31, 1997
                                                   -------------     -----------------
Finished Goods                                         $2,396             $  789
Work in Process                                           654                263
Raw Materials                                           2,059              1,404
                                                       ------             ------
                                                       $5,109             $2,456
                                                       ======             ======

NOTE 3 - Debt


Borrowings under long-term debt consist of the following at June 30, 1998 and December 31, 1997.


                                                       (Amounts in thousands)
                                                     --------------------------
                                                       1998              1997
                                                     --------          --------
Convertible debentures                               $ 28,300          $  2,500
Subordinated primissory notes                              62             1,125
Other                                                   2,063             5,890
                                                     --------          --------
                                                       30,425             9,515
Less current maturities                                  (300)           (7,525)
                                                     --------          --------
                                                     $ 30,125          $  1,990
                                                     ========          ========

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

            The Company is currently a defendant in a lawsuit claiming breach of its obligations under a joint venture agreement with the plaintiff concerning development and sale of a single product. The plaintiff is seeking monetary damages of $20,000,000. The Company believes that the allegations contained in the lawsuit are without basis in fact. As this lawsuit is in the preliminary stages, the final outcome cannot be determined at this time and, accordingly, no adjustment has been made to the Company's consolidated financial statements.

Note 5 - Comprehensive Income

            The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of 1998, which requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no effect on the Company for the six months ended June 30, 1998 or 1997.

HALSEY DRUG CO., INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                 Six months ended June 30                   Three months ended June 30
                                          ---------------------------------------    ---------------------------------------
                                                                      Percentage                                  Percentage
                                                                     Change Year-                                Change Year
                                                                       to-Year                                    to-Year
                                                                      Increase                                    Increase
                                                                     (decrease)                                  (decrease)
                                          Percentage of Net Sales      1998 as       Percentage of Net Sales       1998 as
                                          -----------------------    compared to     -----------------------     compared to
                                          1998              1997         1997        1998             1997          1997
                                         ------            ------    -----------    ------           ------      -----------
Net Sales .........................       100.0             100.0       (18.5)       100.0            100.0         (0.5)
Cost of goods sold ................       152.8             145.6       (14.5)       133.2            147.1         (9.0)
                                         ------            ------       -----       ------           ------       ------
   Gross profit(loss) .............       (52.8)            (45.6)       (5.6)       (33.2)           (47.1)       (29.2)
Research & Development ............        10.9               9.6        (6.4)        10.4             14.4        (27.4)
Selling, general and administrative
expenses...........................        77.9              53.0        19.6         73.0             55.3         32.7
                                         ------            ------       -----       ------           ------       ------

   Loss from Operations ...........      (141.7)           (108.2)        6.7       (116.6)          (116.8)         0.3

Other income ......................        47.8               --          --           3.0              --           --
Interest expense, net .............        23.5              10.7        80.4         23.9             12.5         91.7
                                         ------            ------       -----       ------           ------       ------

    Loss before income taxes ......      (117.4)           (118.9)      (19.5)      (137.5)          (129.4)         6.9
                                         ------            ------       -----       ------           ------       ------

Provision for income taxes ........        --                --           --           --               --           --
                                         ------            ------       -----       ------           ------       ------
Net loss                                 (117.4)           (118.9)      (19.5)      (137.5)          (129.4)         6.9
                                         ======            ======       =====       ======           ======       ======

SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

Net Sales

            The Company's net sales for the six months ended June 30, 1998 of $4,116,000 represents a decrease of $936,000 (18.5%) as compared to net sales for the six months ended June 30, 1997 of $5,052,000. This decrease is a result of a lack of sufficient working capital necessary to purchase raw materials. Additionally, certain raw materials were in short supply and could not be obtained. Without adequate inventory, the Company was unable to effectively market its products.

Cost of Goods Sold

            For the six months ended June 30, 1998, cost of goods sold of $6,290,000 decreased as compared to the six months ended June 30, 1997 of $7,355,000. This is attributable to a reduction in sales combined with certain reductions in manufacturing costs primarily in direct and indirect labor. Gross margin as a percentage of sales for the six months ended June 30, 1998 was (52.8%) as compared to (45.6)% for the six months ended June 30, 1997. This is attributable to a reduction in sales.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses as a percentage of sales for the six months ended June 30, 1998 and 1997 were 77.9% and 53.1%, respectively. The increase is due to additional personnel costs primarily in regulatory and sales as well as increased legal expenses.

Research and Development Expenses

            Research and development expenses as a percentage of sales for the six months ended June 30, 1998 and 1997 were 11.0% and 9.6%, respectively. The Company's research and development program continues to concentrate its efforts toward the submission of new products to the FDA. The Company currently has three Abbreviated New Drug Applications (ANDA's) on file with the FDA and anticipates filing an additional seven ANDA's before the year end.


Net Earnings (Loss)

            For the six months ended June 30, 1998, the Company had net loss of $4,835,000 as compared to a net loss of $6,005,000 for the six months ended June 30, 1997. Included in results for the six months ended June 30, 1998 is other income of $1,900,000 that had been recorded in September, 1997 as a deferred gain on the sale of certain assets to Mallinckrodt Chemical Products, Inc. ("Mallinckrodt"). This transaction contained certain future requirements that were met in the first quarter of 1998.

THREE MONTHS ENDED JUNE 30, 1998 VS THREE MONTHS ENDED JUNE 30, 1997

Net Sales

            The Company's net sales for the three months ended June 30, 1998 of $2,221,000 represents a increase of $12,000 (0.5%) as compared to net sales for the three months ended June 30, 1997 of $2,209,000.

Cost of Goods Sold

            For the three months ended June 30, 1998, cost of goods sold decreased by approximately $292,000 as compared to the three months ended June 30, 1997. The decrease for 1998 is attributable to a reduction in certain manufacturing costs primarily direct and indirect labor.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses as a percentage of sales for the three months ended June 30, 1998 and 1997 were 73.0% and 55.3%, respectively. The increase is due to additional personnel costs primarily in regulatory and sales as well as increased legal expenses.


Research and Development Expenses

            Research and development expenses as a percentage of sales for the three months ended June 30, 1998 and 1997 was 10.4% and 14.4%, respectively. The Company's research and development program continues to concentrate its efforts toward the submission of new products to the FDA. The Company currently has three Abbreviated New Drug Applications (ANDA's) on file with the FDA and anticipates filing an additional seven ANDA's before the year end.

Net Earnings (Loss)

            For the three months ended June 30, 1998, the Company had a net loss of $3,054,000 as compared to a net loss of $2,858,000 for the three months ended June 30, 1997. This increase is attributable to additional selling, general and administrative costs as well as higher interest costs associated with the 5% convertible debentures issued in 1998.

Year 2000 Issue

            The "Year 2000" date conversion issue is the result of computer programs being written using two digits rather than four digits to define an applicable year within a computer system. The Company has recently conducted a review of its computer systems and in conjunction with a program to perform an overall upgrade of its management and accounting computer systems, has installed new hardware and software that will function properly with respect to the Year 2000 Issue. Management has estimated the cost of this overall program to be approximately $160,000 which is expected to be completed during the fiscal year.

Liquidity and Capital Resources

            At June 30, 1998, the Company had cash and cash equivalents of $3,614,000 as compared to $26,000 at December 31, 1997. The Company had a working capital deficiency at June 30, 1998 of $293,000 and $22,716,000 at December 31, 1997.

            On March 10, 1998, the Company completed a private offering of securities. The securities issued in the Offering consisted of 5% convertible senior secured debentures and common stock purchase warrants exercisable for an aggregate of 4,202,020 shares of the Company common stock. The net proceeds to the Company from the Offering, after the deduction of related Offering expenses, was approximately $19.6 million. In addition, in accordance with the terms of the Debenture and Warrant Purchase Agreement pursuant to which the Offering was completed, the Company granted the Galen Investor Group an option to invest an additional $5 million in the Company at any time within eighteen months from the date of the closing of the Offering in exchange for Debentures and Warrants having terms identical to those issued in the Offering (the "Galen Option"). In June 1998, the

Galen Investor Group exercised this option.

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

            The net proceeds from the exercise of the Galen Option have been used, in large part, to fund working capital, including the purchase of raw materials, payroll expenses and other Company expenses.

            In addition to the net proceeds from the exercise of the Galen Option, the Company has secured bridge financing from Galen Partners III, L.P., Galen Partners International III, L.P and Galen Employee Fund III, L.P. (collectively, the "Galen Group") in the amount of up to $1,000,000, having a term of 90 days (the "Bridge Loan"). The Bridge Loan bears interest at 10% per annum and is secured by a first lien on all of the Company's assets. In consideration for the Bridge Loan, the Company issued seven-year warrants to the Galen Group to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $2.31 per share. The Warrants are substantially identical to those issued in the Offering.

            The Bridge Facility was secured by the Company in order to provide necessary working capital pending the Company's obtaining a secured line of credit from a banking institution. The Company is in the process of negotiating with a banking institution to secure a $10 million line of credit. There can be no assurance, however, that the Company will be able to obtain such financing on commercially acceptable terms. In the event the Company were unsuccessful in obtaining such financing, the Company would be required to explore other sources of working capital, including the issuance of debt and/or equity securities or a joint venture or other marketing alliance. No assurance can be given that such sources of working capital could be secured on acceptable terms, if at all. Failure to obtain a line of credit or alternative sources of financing in the near term will materially adversely affect the Company's working capital position and financial condition and results of operations.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

            The Company has been named as a defendant in a complaint filed with the United States District Court, Eastern District of New York on June 30, 1998 (the "Complaint") by Quality Products & Services, L.L.C. The Complaint alleges the existence of a Joint Venture Agreement between the Plaintiff and the Company concerning the development, manufacturing and marketing of a single product. The Complaint also alleges that the Company has breached the Agreement by failing to satisfy its respective obligations defined in the Agreement. The Complaint seeks monetary damages of approximately $20 million. The Company believes that the allegations contained in the Complaint are without basis in fact, and that it has meritorious defenses to each of the allegations. The Company has retained counsel and intends to vigorously defend this action and to date has filed an Answer and Counterclaim to the Complaint.

Item 2. Changes in Securities and Use of Proceeds

            On March 10, 1998, the Company consummated a private offering of securities for an aggregate purchase price of $20.8 million (the "Offering"). The securities issued in the Offering consisted of 5.0% convertible senior secured debentures (the "Debentures") and common stock purchase warrants (the "Warrants") exercisable for an aggregate of 4,202,020 shares of the Company's common stock, $.01 par value per share (the "Common Stock"). The Debentures and Warrants were issued by the Company pursuant to a certain Debenture and Warrant Purchase Agreement dated March 10, 1998 (the "Purchase Agreement") by and among the Company, Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (collectively 'Galen") and each of the Purchasers listed on the signature page thereto (inclusive of Galen, collectively, the "Galen Investor Group").

            In accordance with the terms of the Purchase Agreement, the Company granted the Galen Investor Group an option to invest an additional $5 million in the Company at any time within eighteen months from the date of the closing of the Offering in exchange for debentures and warrants having terms identical to those issued in the Offering (the "Galen Option"). During June 1998, the Galen Investor Group exercised its option resulting in the issuance by the Company of 5% convertible senior secured debentures in the principal amount of $5 million and 1,010,100 warrants, 505,050 of which are exercisable at $1.50 per share and 505,050 of which are exercisable at $2.375 per share.

            Each of the Purchasers comprising the Galen Investor Group were accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The Debentures and Warrants issued in the Offering and pursuant to the Galen Option were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

            Reference is made to the Company's Current report on Form 8-K as filed with the Securities Exchange Commission on March 24, 1998 for a description of the terms and provisions of the Debentures, the Warrants and the Purchase Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders.

            The Company's 1998 Annual Meeting of Shareholders was held on Tuesday, June 30, 1998 for the following purposes:

            1. To elect eight directors to the Company's Board of Directors to hold office until the 1999 Annual Meeting of Shareholders ("Proposal 1");

            2. To authorize an amendment to the Company's Certificate of Incorporation (the "Charter") to increase the number of authorized shares of its common stock from 20,000,000 share to 40,000,000 shares ("Proposal 2");

            3. To authorize an amendment to the Company's Charter to entitle the holders of the Company's 5% convertible senior secured debentures due March 15, 2003 to vote on all matters submitted to a vote of shareholders of the Company, voting together with holders of common stock as one class ("Proposal 3");

            4.          To adopt the Company's 1998 Stock Option Plan ("Proposal
                        4"); and

            5. To ratify the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending December 31, 1998 ("Proposal 5").

            The voting as to each Proposal was as follows:

                        PROPOSAL 1

                 Name                                For             Withheld
                 ----                                ---             --------
            William Skelly                       11,072,281          111,697
            Michael K. Reicher                   11,072,281          111,697
            Alan J. Smith, Ph.D.                 11,072,281          111,697
            William A. Sumner                    11,072,281          111,697
            Bruce F. Wesson                      11,072,281          111,697
            Srini Conjeevaram                    11,072,281          111,697
            Zubeen Shroff                        11,072,281          111,697
            Peter A. Clemens                     11,072,281          111,697

            PROPOSAL 2

            For               Against     Abstain
            ---               -------     -------

            10,995,171        167,308     21,499


            PROPOSAL 3

            For               Against     Abstain     Broker Non-Votes
            ---               -------     -------     ----------------

            7,848,540         135,490     26,444      3,172,504

            PROPOSAL 4

            For               Against     Abstain     Broker Non-Votes
            ---               -------     -------     ----------------

            7,538,114         440,332     33,028      3,172,504


            PROPOSAL 5

            For               Against     Abstain
            ---               -------     -------

            11,142,106        16,861      25,011


Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibits. The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Index.

            (b) Reports on Form 8-K.  None.

SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HALSEY DRUG CO., INC.



Date: August 13, 1998                           BY: /s/Michael K. Reicher
                                                    -----------------------
                                                    Michael K. Reicher
                                                    President and Chief
                                                    Executive Officer

Date: August 13, 1998                           BY: /s/ Peter A. Clemens
                                                    -----------------------
                                                    Peter A. Clemens
                                                    Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit                Description
No.



27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.