Form 10-Q
period 1998-09-30
HALSEY DRUG CO INC/NEW
filed 1998-11-16
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 1998

                                       OR

        TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

                         COMMISSION FILE NUMBER 1-10113

                              HALSEY DRUG CO., INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

           New York                                       11-0853640
------------------------------------------------------------------------------
    (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


695 N. Perryville Rd.
Rockford, IL                                               61107
------------------------------------------------------------------------------
(Address of Principal executive offices)                  (Zip Code)

 (815) 399 - 2060
------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Not Applicable
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 50 days.

YES   X        NO
    -----        ------

As of November 13, 1998 the registrant had 13,983,604 Shares of Common Stock, $.01 par value, outstanding.

                         HALSEY DRUG CO., & SUBSIDIARIES

                                      INDEX



        PART I.  FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)                                      Page #

               Condensed Consolidated Balance Sheets-                                    3
               September 30, 1998 and December 31, 1997

               Condensed Consolidated Statements of Operations - Three and               5
               nine months ended September 30, 1998 and September 30, 1997

               Consolidated Statements of Cash                                           6
               Flows - Nine months ended September 30, 1998
               and September 30, 1997

               Consolidated Statements of Stockholders'                                  7
               Equity - Nine months ended September 30, 1998

               Notes to Condensed Consolidated Financial                                 8
               Statements

      Item 2.  Management's Discussion and Analysis of Financial                        10
               Condition and Results of Operations

      PART II OTHER INFORMATION

      Item 1.  Legal Proceedings                                                        14

      Item 2.  Changes in Securities                                                    14

      Item 6.  Exhibits and Reports on Form 8-K                                         16


        SIGNATURES                                                                      17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



          (Amounts in thousands)                              1998            1997
                                                           September 30    DECEMBER 31
                                                           ------------    -----------
CURRENT ASSETS


        Cash and cash equivalents                             $   589        $    26

        Accounts Receivable - trade, net of
           Allowances for doubtful accounts of $50 and
           $ 542 at September 30, 1998 and
           December 31, 1997, respectively                        681             62

        Other receivable                                           --             --

        Inventories                                             5,093          2,456

        Prepaid insurance and other current assets                210            274
                                                              -------        -------

          Total current assets                                  6,573          2,818

PROPERTY PLANT & EQUIPMENT, NET                                 4,599          4,630

OTHER ASSETS                                                    3,554            219
                                                              -------        -------

Total Assets                                                  $14,726        $ 7,667
                                                              =======        =======



         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (UNAUDITED)
(Amounts in thousands)                                               1998            1997
                                                                 September 30      DECEMBER 31
                                                                 ------------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Bank overdraft                                                $     --         $    159

     Due to banks                                                        --            2,476
     Notes payable                                                    4,500            4,825
     Convertible subordinated debentures                                 --            2,244
     Department of justice settlement                                   300              200
     Accounts payable                                                   965            6,086
     Accrued expenses                                                 4,791            7,644

     Deferred gain                                                       --            1,900
                                                                   --------         --------


                Total current liabilities                            10,556           25,534

LONG-TERM DEBT                                                       30,050            1,990

CONTINGENCIES                                                            --               --

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock - $.01 par value; authorized 40,000,000,                 142              140
           shares; issued and outstanding 14,234,359 shares
           at September 30, 1998 and 14,029,713 shares at
           December 31, 1997


     Additional paid-in capital                                      28,225           25,489

     Accumulated deficit                                            (53,258)         (44,497)
                                                                   --------         --------
                                                                    (24,891)         (18,868)

           Less: Treasury stock - at cost -(439,603 shares             (989)            (989)
           at September 30, 1998 and December 31, 1997)            --------         --------


                Total stockholders' equity (deficit)                (25,880)         (19,857)
                                                                   --------         --------

            Total Liabilities and Stockholders' Equity             $ 14,726         $  7,667
                                                                   ========         ========

         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


Amounts in thousands except per share data

                                                                                    September 30
                                                        For the nine months ended                 For the three months ended
                                                        1998                  1997                1998                 1997
                                                        ----                  ----                ----                 ----
Net sales ........................................  $      6,298         $      7,352         $      2,182         $      2,300
Cost of goods sold ...............................         9,901               10,666                3,611                3,311
                                                    ------------         ------------         ------------         ------------


   Gross profit(loss) ............................        (3,603)              (3,314)              (1,429)              (1,011)

Research & development ...........................           789                  766                  337                  283
Selling, general and administrative expenses .....         4,860                3,876                1,652                1,194
                                                    ------------         ------------         ------------         ------------

   Loss from operations ..........................        (9,252)              (7,956)              (3,418)              (2,488)

Other income .....................................         1,983                   --                   15                   --
Interest expense, net ............................         1,492                  809                  523                  272
                                                    ------------         ------------         ------------         ------------

    Loss before income taxes .....................        (8,761)              (8,765)              (3,926)              (2,760)
                                                    ------------         ------------         ------------         ------------

Provision for income taxes .......................            --                   --                   --                   --
                                                    ------------         ------------         ------------         ------------


Net loss .........................................  ($     8,761)        ($     8,765)        ($     3,926)        ($     2,760)
                                                      ==========           ==========           ==========           ==========


Net loss per common share ........................         (0.64)               (0.66)               (0.28)               (0.20)
                                                      ==========           ==========           ==========           ==========


Average number of outstanding shares .............    13,755,343           13,339,942           13,794,568           13,527,198
                                                      ==========           ==========           ==========           ==========

The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


Amounts in thousands                                                 NINE MONTHS ENDED
                                                                        September 30
                                                                    1998             1997
                                                                    ----             ----
Cash flows from operating activities

 Net loss ..................................................     ($ 8,761)        ($ 8,767)

Adjustments to reconcile net loss to net cash used in
operating activities
     Depreciation and amortization .........................        1,274            1,156

     Provision for loss on accounts receivable .............         (492)              --
     Loss on disposal of assets ............................          (92)              --

     Changes in assets and liabilities
        Accounts receivable ................................         (127)            (273)

        Other receivable ...................................           --            1,000

        Inventories ........................................       (2,637)            (352)

        Prepaid insurance and other current assets .........           64               13

        Accounts payable ...................................       (5,121)             377
        Deferred gain ......................................       (1,900)           1,900
        Accrued expenses ...................................       (2,737)           2,139
                                                                 --------         --------

        Total adjustments ..................................      (11,584)           5,960
                                                                 --------         --------


           Net cash used in operating activities ...........      (20,345)          (2,807)
                                                                 --------         --------

 Cash flows from investing activities

     Capital expenditures ..................................         (868)             (48)
     (Decrease) increase in other assets ...................       (1,539)             108
                                                                 --------         --------

        Net cash used in investing activities ..............       (2,407)              60
                                                                 --------         --------


Cash flows from financing activities

     Increase (decrease) in notes payable ..................         (108)           2,500
     Decrease in amount due to banks .......................       (2,476)            (719)
     Issuance of common stock for payment of interest ......          258              169
     Exercise of warrants of convertible debentures ........           --               72
     Exercise of stock options .............................           --              305

     Issuance of convertible subordinated debentures .......       25,800               --
     Proceeds from issuance of treasury stock ..............           --              100


     Increase (decrease) in bank overdraft .................         (159)             285
                                                                 --------         --------

        Net cash provided by financing activities ..........       23,315            2,712
                                                                 --------         --------

     Net (decrease) increase in cash and cash equivalents ..          563              (35)

Cash and cash equivalents at beginning of period ...........           26              118
                                                                 --------         --------


Cash and cash equivalents at end of period ..............        $    583         $     83
                                                                 ========         ========

Supplemental disclosure of noncash activities:

                    For the 9 months ended September 30, 1998

The Company issued 110,653 shares of common stock as payment for an outstanding note payable in the amount of $214,000 and accrued interest of $1,782.

The Company issued 93,988 shares of common stock as payment for $258,136 of accrued interest.

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)

                      Nine months ended September 30, 1998

Amounts in thousands except per share data

                                     (UNAUDITED)
                                  Common Stock, $.01 par value    Additional                   Treasury stock, at cost
                                                                  Paid-in      Accumulated
                                      Shares           Amount     Capital        Deficit         Shares        Amount      Total
                                      ------           ------     -------        -------         ------        ------      -----
Balance January 1, 1998            14,029,713         $  140     $  25,489      ($ 44,497)     (439,603)      ($  989)   ($ 19,857)

Net Loss for the nine months
ended September 30, 1998                                                           (8,761)                                  (8,761)

Conversion of notes payable           110,658              2           215                                                     217



Issuance of shares as payment          93,988             --           258                                                     258
of interest

Deferred debt discount on                                            2,263                                                   2,263
warrants issued with
convertible debentures
                                   ----------         ------     ---------      ---------      --------       -------    ---------
Balance at September 30, 1998      14,234,359         $  142     $  28,225     ($  53,258)     (439,603)      ($  989)   ($ 25,880)
                                   ==========         ======     =========      =========      ========       =======    =========

The accompanying notes are an integral part of this statement

            HALSEY DRUG CO., INC. AND SUBSIDIARIES NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and changes in cash flows for the nine months ended September 30, 1998 have been made. The results of operations for the nine months period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


         As of September 30, 1998, the Company had a working capital deficiency of approximately $4,039,000 and an accumulated deficit of approximately $53,258,000. The Company incurred a loss of approximately $8,761,000 during the nine months ended September 30, 1998.



NOTE 2 - Inventories
                                                   (Amounts in thousands)
        Inventories consists of the following:

                                   September 30, 1998   December 31, 1997
                                   ------------------   -----------------
          Finished Goods                 $2,749             $  789
          Work in Process                   430                263
          Raw Materials                   1,914              1,404
                                         ------             ------
                                         $5,093             $2,456
                                         ======             ======

NOTE 3 - Debt


Borrowings under long-term debt consist of the following at September 30, 1998 and December 31, 1997.

                                                       (Amounts in thousands)
                                                       1998             1997
                                                       ----             ----
                Convertible debentures               $ 28,300         $  2,500
                Subordinated promissory notes              --            1,125
                            Other                       2,050            5,890
                                                     --------         --------
                                                       30,350            9,515
                Less current maturities                  (300)          (7,525)
                                                     --------         --------
                                                     $ 30,050         $  1,990
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

        The Company is currently a defendant in a lawsuit claiming breach of its obligations under a joint venture agreement with the plaintiff concerning development and sale of a single product. The plaintiff is seeking monetary damages of $20,000,000. The Company believes that the allegations contained in the lawsuit are without basis in fact although the final outcome of this lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

NOTE 5 - Comprehensive Income

           The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of 1998, which requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no effect on the Company for the nine months ended September 30, 1998 or 1997.

                      HALSEY DRUG CO., INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                                                        Nine months ended September 30          Three months ended September 30
                                                                                 Percentage                              Percentage
                                                      Percentage of Net Sales     Increase     Percentage of Net Sales     Increase
                                                                                  1998 as                                  1998 as
                                                        1998          1997          1997         1998          1997           1997
                                                        ----          ----          ----         ----          ----           ----
Net Sales ...........................................   100.0         100.0        (14.3)        100.0         100.0         (5.1)
Cost of goods sold ..................................   157.2         145.1         (7.2)        165.5         144.0          9.1
                                                        -----         -----         ----         -----         -----          ---


   Gross profit(loss) ...............................   (57.2)        (45.1)         8.7         (65.5)        (44.0)        41.3

Research & Development ..............................    12.5          10.4          3.0          15.4          12.3         19.1
Selling, general and administrative expenses ........    77.2          52.7         25.4          75.7          51.9         38.4
                                                        -----         -----         ----         -----         -----          ---

   Loss from Operations .............................  (146.9)       (108.2)        16.3        (156.6)       (108.2)        37.4

Other income ........................................    31.5          --           --              .7          --           --
Interest expense, net ...............................    23.7          11.0         84.4          24.0          11.8         92.3
                                                        -----         -----         ----         -----         -----          ---

    Loss before income taxes ........................  (139.1)       (119.2)         0.0        (179.9)       (120.0)        42.2
                                                        -----         -----         ----         -----         -----          ---

Provision for income taxes ..........................    --            --           --            --            --           --
                                                        -----         -----         ----         -----         -----          ---

Net loss ............................................  (139.1)       (119.2)         0.0        (179.9)       (120.0)        42.2
                                                       ======        ======          ===        ======        ======         ====

NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

Net Sales

 The Company's net sales for the nine months ended September 30, 1998 of $6,298,000 represents a decrease of $1,054,000 (14.3%) as compared to net sales for the nine months ended September 30, 1997 of $7,352,000. This decrease is a result of a lack of sufficient working capital necessary to purchase raw materials. Additionally certain raw materials were in short supply and could not be obtained. Without adequate inventory, the Company was unable to effectively market its products.

Cost of Goods Sold

        For the nine months ended September 30, 1998, cost of goods sold of $9,901,000 decreased as compared to the nine months ended September 30, 1997 of $10,666,000. This is attributable to a reduction in sales combined with certain reductions in manufacturing costs primarily in direct and indirect labor. Gross margin as a percentage of sales for the nine months ended September 30, 1998 was (57.2%) as compared to (45.1)% for the nine months ended September 30, 1997. This is attributable to a reduction in sales.

Selling, General and Administrative Expenses

       Selling, general and administrative expenses as a percentage of sales for the nine months ended September 30, 1998 and 1997 were 77.2% and 52.7%, respectively. The increase is due to additional personnel costs primarily in regulatory and sales as well as increased legal expenses.

Research and Development Expenses

        Research and development expenses as a percentage of sales for the nine months ended September 30, 1998 and 1997 were 12.5% and 10.4%, respectively. The Company's research and development program continues to concentrate its efforts toward the submission of new products to the FDA. The Company currently has one Abbreviated New Drug Application (ANDA) on file with the FDA and expects to file an additional six ANDA's before the year end.


Net Earnings (Loss)

        For the nine months ended September 30, 1998, the Company had a net loss of $8,761,000 as compared to a net loss of $8,765,000 for the nine months ended September 30, 1997. Included in results for the nine months ended September 30, 1998 is other income of $1,900,000 that had been recorded in September, 1997 as a deferred gain on the sale of certain assets to Mallinckrodt Chemical Products, Inc. ("Mallinckrodt"). This transaction contained certain future requirements that were met in the first quarter of 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS THREE MONTHS ENDED SEPTEMBER 30, 1997

Net Sales

        The Company's net sales for the three months ended September 30, 1998 of $2,182,000 represents a decrease of $118,000 (5.1%) as compared to net sales for the three months ended September 30, 1997 of $2,300,000. This decrease is as a result of a lack of sufficient working capital to purchase raw materials and the limited supply of certain raw materials that could not be obtained by the Company.

Cost of Goods Sold

        For the three months ended September 30, 1998, cost of goods sold increased by approximately $300,000 as compared to the three months ended September 30, 1997. The increase for 1998 is attributable to lower gross margins associated with the Company's private label business.

Selling, General and Administrative Expenses

       Selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 1998 and 1997 were 75.7% and 51.9%, respectively. The increase is due to additional personnel costs primarily in regulatory and sales as well as increased legal expenses.


Research and Development Expenses

        Research and development expenses as a percentage of sales for the three months ended September 30, 1998 and 1997 was 15.4% and 12.3%, respectively. The Company's research and development program continues to concentrate its efforts toward the submission of new products to the FDA. The Company currently has one Abbreviated New Drug Application (ANDA) on file with the FDA and expects to file an additional six ANDA's before the year end.


Net Earnings (Loss)

        For the three months ended September 30, 1998, the Company had a net loss of $3,926,000 as compared to a net loss of $2,760,000 for the three months ended September 30, 1997. This increase is attributable to additional selling, general and administrative costs as well as higher interest costs associated with the 5% convertible debentures issued in 1998.


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

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1998, the Company had cash and cash equivalents of $589,000 as compared to $26,000 at December 31, 1997. The Company had a working capital deficiency at September 30, 1998 of $4,039,000 and $22,716,000 at December 31, 1997.

         On March 10, 1998, the Company completed a private offering of securities. The securities issued in the Offering consisted of 5% convertible senior secured debentures and common stock purchase warrants exercisable for an aggregate of 4,202,020 shares of the Company common stock (the "Offering"). The net proceeds to the Company from the Offering, after the deduction of related Offering expenses, was approximately $19.6 million. In addition, in accordance with the terms of the Debenture and Warrant Purchase Agreement pursuant to which the Offering was completed, the Company granted the Galen Investor Group an option to invest an additional $5 million in the Company at any time within eighteen months from the date of the closing of the Offering in exchange for Debentures and Warrants having terms identical to those issued in the Offering (the "Galen Option"). In June 1998, the Galen Investor Group exercised the Galen Option.

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

         In addition to the net proceeds from the exercise of the Galen Option, the Company secured bridge financing from Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, the "Galen Group") and an investor in the Offering (the "Investor") in the aggregate amount of $4,400,000 and $100,000, respectively, funded through six separate bridge loan transactions, one in each of August and September, 1998, three in October, 1998 and one in November, 1998 (the "Bridge Loans"). The Bridge Loans bear interest at 10% per annum and are secured by a first lien on all of the Company's assets. In consideration for the Bridge Loans, the Company issued seven-year warrants to the Galen Group and the Investor to purchase an aggregate of 220,000 shares and 5,000 shares, respectively, of the Company's common stock at exercise prices ranging from $1.54 to $2.31 per share, representing the average of the closing prices for the Company's common stock for the 20 trading days preceding the issuance of the warrants. The Bridge Loan warrants are substantially identical to those issued in the Offering.

         The maturity date of an aggregate of $2,000,000 of the Bridge Loans is November 10, 1998. The remaining $2,500,000 in principal amount of the Bridge Loans provide for a term of 90 days from the date of the subject Bridge Loan and have maturity dates ranging from January 17, 1999 to February 4, 1999. The Company and the Galen Group have agreed in principle to amend and restate the Bridge Loans, among other things, to extend the term of all outstanding Bridge Loans to May 30, 1999. The definitive loan documents required to extend the maturity dates of the Bridge Loans are in the process of being prepared and the Company anticipates that the maturity date extension will be completed on or about December 1, 1998 in conjunction with the new bridge facility described below. In consideration for the extension of the maturity date of the Bridge Loans to May 30, 1999 the Company has agreed in principle to issue common stock purchase warrants to the Galen Group and the Investor to purchase an aggregate of approximately 365,000 shares of the Company's common stock (representing warrants to purchase 50,000 shares for each $1,000,000 in principal amount of Bridge Loan having a term of 90 days from the date of the making of the Bridge Loan, less an aggregate of 225,000 warrants previously issued in consideration for the making of the Bridge Loans). In addition, as part of the amendment to extend the maturity dates of the Bridge Loans, each Bridge Loan will be amended to substitute the outstanding Bridge Note evidencing each Bridge Loan with a Bridge Note which will be convertible into the Company's common stock at a conversion price equal to the average closing price of the Company's common stock for the 20 trading days prior to the date of issuance of each amended and restated Bridge Note.

         The Bridge Loans were secured by the Company in order to provide necessary working capital. The Company and Galen have agreed in principle on the terms of a new bridge facility in a principal amount of $4,000,000 anticipated to be completed on or about December 1, 1998 (the "New Bridge Facility"). The New Bridge Facility is anticipated to be identical in all material respects to the terms of the amended and restated outstanding Bridge Loans described above, will mature on May 30, 1999 and will include the issuance of warrants to purchase 50,000 shares for each $1,000,000 in bridge financing having a term of 90 days. Assuming a May 30, 1999 maturity date for the New Bridge Facility (the anticipated maturity date of the amended and restated Bridge Loans), the Company will issue warrants to purchase an aggregate of 400,000 shares of the Company's common stock in consideration for the extension of the New Bridge Facility. Similar to the amended and restated outstanding Bridge Loans, the New Bridge Facility will be evidenced by a note which may be converted into the Company's common stock at an exercise price equal to the average closing price of the Company's common stock for the 20 trading days prior to the date of issuance of the note.

         The additional financing provided by the Galen Group pursuant to the New Bridge Facility will be sufficient to satisfy a portion of the Company's working capital requirements over the next twelve months. In order to fund the balance of its working capital requirements, the Company is actively seeking to secure a senior revolving line of credit from a banking institution. There can be no assurance, however, that the Company will be able to obtain such financing on commercially acceptable terms. In addition, the Company is exploring other sources of working capital, including the issuance of debt and/or equity securities as well as joint ventures and marketing alliances. No assurance can be given that such sources of working capital will be secured on acceptable terms, if at all. Failure to obtain a line of credit and alternative sources of financing in the near term will materially adversely affect the Company's working capital position and financial condition and results of operations.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company has been named as a defendant in a complaint filed with the United States District Court, Eastern District of New York on June 30, 1998 (the "Complaint") by Quality Products & Services, L.L.C. The Complaint alleges the existence of a Joint Venture Agreement between the Plaintiff and the Company concerning the development, manufacturing and marketing of a single product. The Complaint also alleges that the Company has breached the Agreement by failing to satisfy its respective obligations defined in the Agreement. The Complaint seeks monetary damages of approximately $20 million. The Company believes that the allegations contained in the Complaint are without basis in fact, and that it has meritorious defenses to each of the allegations. The Company has retained counsel and intends to vigorously defend this action. To date, the Company has filed an Answer and Counterclaim to the Complaint and an initial scheduling conference has been held with the Magistrate to set discovery deadlines.

         The Company has filed a third-party complaint against Rosendo Ferran, the Company's former President, in connection with the Complaint.

Item 2. Changes in Securities and Use of Proceeds

On August 12, 1998, the Company secured a bridge loan from Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, the "Galen Group") in the principal amount of $1,000,000. Additional bridge loans were also made to the Company by the Galen Group and an investor in the Company's offering of 5% convertible senior secured debentures and common stock purchase warrants completed in March 1998 (the "Investor"), in the aggregate amount of $3,500,000 (inclusive of the August 12, 1998 bridge loan, collectively the "Bridge Loans"). In consideration for the Bridge Loans, the Company issued seven-year warrants to the Galen Group and the Investor to purchase an aggregate of 220,000 shares and 5,000 shares, respectively, of the Company's common stock at exercise prices ranging from $1.54 to $2.31 per share (the fair market value of the underlying common stock based on the average closing price of the common stock as reported by the American Stock Exchange for the 20 trading days preceding the date of grant of the warrants). The Bridge Loan warrants are substantially identical to those issued in the Company's March 1998 Debenture and Warrant Offering.


         Each of the persons comprising the Galen Group and the Investor re are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The Warrants issued in connection with the Bridge Loans were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


           (a) Exhibits.  The exhibits required to be filed as part of this report on form 10-Q are listed in the attached Index.

           (b) Reports on Form 8-K.  None

SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HALSEY DRUG CO., INC.



Date: November 13, 1998                   BY:
                                            /s/ Michael K. Reicher
                                            -----------------------------------
                                            Michael K. Reicher
                                            President and Chief
                                            Executive Officer

Date: November 13, 1998                   BY:
                                            /s/ Peter A. Clemens
                                            -----------------------------------
                                            Peter A. Clemens
                                            VP & Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit                Description
No.
27                      Financial Data Schedule, which is submitted
                        electronically to the Securities and Exchange Commission
                        for information only and not filed.