Form 10-K
period 1998-12-31
HALSEY DRUG CO INC/NEW
filed 1999-03-31
CIK 786947

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (815) 399-2060

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        COMMON STOCK, PAR VALUE $0.01                   THE AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1999, the registrant had 14,260,711 shares of Common Stock, par value $0.01, outstanding. Based on the closing price of the Common Stock on March 15, 1999 ($1 3/16), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,890,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III. SUCH PROXY STATEMENT WILL BE FILED WITHIN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS ANNUAL REPORT ON FORM 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                         PAGE
                                                                         ----
PART I
  Item 1.  Business....................................................    3
  Item 2.  Properties..................................................   12
  Item 3.  Legal Proceedings...........................................   12
  Item 4.  Submission of Matters to a Vote of Security Holders.........   14

PART II
  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   14
  Item 6.  Selected Financial Data.....................................   15
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   16
  Item 8.  Financial Statements and Supplementary Data.................   21
  Item 9.  Changes in and Disagreement with Accountants on Accounting
           and Financial Disclosure....................................   21

PART III
           Item 10., Directors and Executive Officers of the
           Registrant; Item 11., Executive Compensation;
           Item 12., Security Ownership of Certain Beneficial Owners and Management; and Item 13., Certain Relationships and
           Related Transactions are incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual
           Meeting of Shareholders.

PART IV
  Item
     14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K Signatures..............................................   21
           Index to Consolidated Financial Statements..................  F-1

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Report under the captions Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 1, "Business", Item 3, "Legal Proceedings" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Halsey Drug Co., Inc. ("Halsey" or the "Company"), or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the generic pharmaceutical manufacturing industry; regulatory obstacles to the introduction of new products that are important to the Company's growth; availability of qualified personnel; the loss of any significant customers; and other factors both referenced and not referenced in this Report. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

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

RECENT EVENTS

  Regulatory Compliance

     During the past several years, the Company's business has been adversely affected by the discovery of various manufacturing and record keeping problems identified with certain products manufactured at its Brooklyn, New York plant. In October 1991, the U.S. Food and Drug Administration (the "FDA") placed the Company on the FDA's Application Integrity Policy list and its restrictions (collectively, the "AIP"). Under the AIP, the FDA suspended all of the parent company's applications for new drug approvals, including Abbreviate New Drug Applications ("ANDAs") and Supplements to ANDAs. During the period that followed, the U.S. Department of Justice ("DOJ") conducted an investigation into the manufacturing and record keeping practices at the Company's Brooklyn plant. As a consequence, on June 21, 1993, the Company entered into a plea agreement (the "Plea Agreement") with the DOJ to resolve the DOJ's investigation. Under the terms of the Plea Agreement, the Company agreed to plead guilty to five counts of adulteration of a single drug product shipped in interstate commerce and related record keeping violations. The Plea Agreement also required the Company to pay a fine of $2,500,000 over five years in quarterly installments of $125,000 commencing in September 1993. As of February 28, 1998, the Company was in default of the payment terms of the Plea Agreement and had made payments aggregating $350,000. On March 27, 1998, the Company and the DOJ signed a Letter Agreement serving to amend the Plea Agreement relating to the terms of the Company's satisfaction of the fine assessed under the Plea Agreement. The Letter Agreement provides, among other things, that the Company will satisfy the remaining $2,150,000 of the fine through the payment of $25,000 on a monthly basis commencing June 1, 1998, plus interest on the outstanding balance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a more detailed description of the Letter Amendment to the Plea Agreement between the DOJ and the Company.

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

     On December 19, 1996, the FDA released the Company from the AIP. As a consequence, for the first time since October 1991, the Company was permitted to submit ANDAs to the FDA for review. Since its release from the AIP in December 1996, through the fiscal year ended December 31, 1998, the Company submitted 13 ANDAs for review by the FDA, including a new ANDA with respect to the Capsules. During the period from the Company's release from the AIP to March 15, 1999, the Company received the following ANDA approvals, all of which relate to ANDA filings made with the FDA subsequent to the Company's release from the AIP:

PRODUCT NAME
(DRUG CLASS)                     STRENGTH      TRADE NAME                STATUS
------------                    -----------   -------------   -----------------------------
Hydrocodone Bitartate and.....  5mg/500mg     Vicodin(R)(1)   FDA approval of ANDA received
  Acetaminophen Tablets                                       September 26, 1997.
  (narcotic analgesic)
Hydrocodone Bitartate and.....  7.5mg/750mg   VicodinES(R)(1) FDA approval of ANDA received
  Acetaminophen Tablets                                       September 26, 1997.
  (narcotic analgesic)
Hydrocodone Bitartate and.....  7.5mg/650mg   Lorcet          FDA approval of ANDA received
  Acetaminophen Tablets, CIII                 Plus(R)(2)      November 26, 1997.
  (narcotic analgesic)
Hydrocodone Bitartrate and....  10mg/650mg    Lorcet(R)(2)    FDA approval of ANDA received
  Acetaminophen Tablets, CIII                                 November 26, 1997.
  (narcotic analgesic)
Oxycodone HCI and.............  5mg/50mg      Tylox(R)(3)     FDA approval of ANDA received
  Acetaminophen Capsules, CII                                 January 22, 1998.
  (narcotic analgesic)
Oxycodone HCI/Oxycodone.......  4.5mg/325mm   Percodan(R)(4)  FDA approval of ANDA received
  Terephthalate Tablets, CII                                  July 24, 1998
  (narcotic analgesic)

---------------
(1) Registered trademark of Knoll Pharmaceutical Co.

(2) Registered trademark of Forest Laboratories, Inc.

(3) Registered trademark of McNeil Consumer Products Company

(4) Registered Trademark of DuPont Merck

     As of March 15, 1999, the Company had submitted one ANDA for review by the FDA in fiscal 1999 and anticipates the submission of five additional ANDAs during the balance of fiscal 1999. Although the Company has been successful in receiving the ANDA approvals described above since its release from the AIP in December 1996, there can be no assurance that any of its newly submitted ANDAs, or those contemplated to be submitted, will be approved by the FDA. The Company will not be permitted to market any new product unless and until the FDA approves the ANDA relating to such product. Failure to obtain FDA approval for the Company's pending ANDAs, or a significant delay in obtaining such approval, would adversely affect the Company's business operations and financial condition.

  Private Offerings and Bridge Financing

     On March 10, 1998, the Company completed a private offering of securities (the "Offering") to Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., (collectively, "Galen") and each of the Purchasers listed on the signature page to a certain Debenture and Warrant Purchase Agreement dated March 10, 1998 between the Company and such Purchasers (inclusive of Galen, collectively the "Galen Investor Group"). The securities issued in the Offering consisted of 5% convertible senior secured debentures (the "Debentures") and common stock purchase warrants (the "Warrants") exercisable for an aggregate of 4,202,020 shares of the Company common stock. The net proceeds to the Company from the Offering, after the deduction of related Offering expenses, was approximately $19.6 million. In addition, in accordance with the terms of the Debenture and Warrant Purchase Agreement pursuant to which the Offering was completed, the Company granted the Galen Investor Group an option to invest an additional $5 million in the Company at any time within 18 months from the date of the closing of the Offering in exchange for Debentures and Warrants having terms identical to those issued in the Offering (the "Galen Option"). In June 1998, the Galen Investor Group exercised this option.

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

     In addition to the net proceeds from the Offering and the exercise of the Galen Option, the Company secured bridge financing from Galen and certain investors in the Offering in the aggregate amount of $9,504,111 funded through seven separate bridge loan transactions between the period from August through and including December, 1998, as well as an additional bridge loan in March, 1999 (collectively, the "Bridge Loans"). The Bridge Loans were consolidated on December 2, 1998 pursuant to an Amended, Restated and Consolidated Bridge Loan Agreement (the "Consolidated Bridge Loan"). The Consolidated Bridge Loan bears interest at 10% per annum, is secured by a first lien on all of the Company's assets and has a maturity date of May 30, 1999. Approximately $9,120,000 in the principal amount of the Consolidated Bridge Loan was advanced by Galen with the balance of approximately $384,000 advanced by certain investors in the Offering. The Consolidated Bridge Loan was secured by the Company in order to provide necessary working capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of the Consolidated Bridge Loan transaction.

  Lease of Congers, New York Facility

     Effective March 22, 1999, the Company leased, as sole tenant, a pharmaceutical manufacturing facility located in Congers, New York (the "Congers Facility") from Par Pharmaceuticals, Inc. ("Par") pursuant to an Agreement to Lease (the "Lease"). The Congers Facility contains office, warehouse and manufacturing space and is approximately 35,000 square feet. The Lease provides for a term of three years, with a two year renewal option and provides for annual fixed rent of $500,000 per year during the primary term of the Lease and $600,000 per year during the option period. The Lease also covers certain manufacturing and related equipment previously used by Par in its operations at the Congers Facility (the "Leased Equipment"). In connection with the execution of the Lease, the Company and Par entered into a certain Option Agreement pursuant to which the Company may purchase the Congers Facility and the Lease Equipment at any time during the lease term for $5 million.

     As part of the execution of the Lease, the Company and Par entered into a certain Manufacturing and Supply Agreement (the "M&S Agreement") having a minimum term of twenty seven months. The M&S Agreement provides for the Company's contract manufacture of certain designated products manufactured by Par at the Congers Facility prior to the effective date of the Lease. The M&S Agreement also provides that Par will purchase a minimum of $1,150,000 in product during the initial 18 months of the Agreement. The M&S Agreement further provides that the Company will not manufacture, supply, develop or distribute the designated products to be supplied by the Company to Par under the M&S Agreement to or for any other person for a period of three years.

  Cessation of California Operations

     On March 20, 1998, the Company discontinued the operations of H.R. Cenci Laboratories, a wholly-owned subsidiary. H.R. Cenci Laboratories had been a manufacturer of drug products in liquid preparations. Continuing operating losses and the Company's inability to leverage the manufacturing capacity of Cenci Laboratories were among factors considered by the Board and Management in its determination to cease such operations.

     On March 30, 1998, the Company completed the sale of substantially all of the non-real property assets of Cenci Powder Products, a wholly-owned subsidiary, to Zuellig Botanical. The purchase price for the assets consisted of the forgiveness by Zuellig Botanical of approximately $262,000 in indebtedness owed by Cenci Powder to Zuellig Botanical related to the purchase of raw materials. The Agreement provided further that Zuellig Botanical would satisfy the manufacture and delivery requirements of Cenci Powder at its located facility in Fresno, California, under an existing third party supply contract. On December 4, 1998, the Company disposed of the real property owned by Cenci Powder in Fresno, California to an unrelated third party for a net sales price of approximately $73,000. Continuing operating losses and the Company's inability to leverage the manufacturing capacity of Cenci Powder were among the factors considered by the Board and Management in its determination to terminate the operations of Cenci Powder.

PRODUCTS AND PRODUCT DEVELOPMENT

  Generic Drug Products

     The Company historically has manufactured and sold a broad range of prescription and over-the-counter drug products. The Company's pharmaceutical product list currently includes a total of approximately 28 products, consisting of 18 dosage forms and strengths of prescription drugs and 10 dosage forms and strengths of over-the-counter drugs. Each dosage form and strength of a particular drug is considered in the industry to be a separate drug product. The Company's drug products are sold in various forms, including liquid and powder preparations, compressed tablets and two-piece, hard-shelled capsules.

     Most of the generic drug products manufactured by the Company can be classified within one of the following categories:

     1.  Antibiotics,

     2.  Narcotic analgesics,

     3.  Anti-infective and anti-tubercular drugs,

     4.  Antihistamines and antihistaminic decongestants, or

     5.  Antitussives.

     During fiscal 1998, sales of antitussives and narcotic analgesics accounted for approximately 75% of total net sales during such year. The Company anticipates that sales of antitussives and narcotic analgesics will continue to represent a significant portion of the Company's revenue.

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

  Active Pharmaceutical Ingredients

     In the last few years, the Company has increased its efforts to develop and manufacture active pharmaceutical ingredients also known as bulk chemical products. The development and sale of active pharmaceutical ingredients generally is not subject to the same level of regulation as is the development and sale of drug products; accordingly, active pharmaceutical ingredients may be brought to market substantially sooner than drug products. While the Company currently is focusing on the development and manufacture of active pharmaceutical ingredients for use in production of finished dosage products at the Company's Brooklyn and Congers, New York facilities, active pharmaceutical ingredients eventually may be marketed and sold to third parties.

RESEARCH AND DEVELOPMENT

     The Company conducts research and development activities at each of its Brooklyn and Indiana facilities. The Company's research and development activities consist primarily of new generic drug product development efforts and manufacturing process improvements, as well as the development for sale of new chemical products. New drug product development activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and additional testing in areas such as bioavailability, bioequivalence and shelf-life. For fiscal years 1998, 1997 and 1996, total research and development expenditures were $651,000, $979,000 and $1,854,000, respectively. During 1999, the Company's research and development efforts will cover products in a variety of therapeutic applications.

     As of March 15, 1999, the Company maintained a full-time staff of five in its Research and Development Departments.

MARKETING AND CUSTOMERS

     The application of the AIP to the Company's operations until December 1996, combined with the Company's continuing operating losses and lack of adequate working capital during fiscal 1997 and the first quarter of 1998 resulted in the Company's inability to maintain sufficient raw materials and finish goods inventories to permit the Company to actively solicit customer orders, and when orders were received, to fill such orders promptly. Following the completion of the Offering, new Management adopted a marketing strategy focused on developing and maintaining sufficient raw materials and finish goods inventories so as to permit a targeted sales effort by the Company to a core customer group, with an emphasis on quality, prompt product delivery and excellent customer service. The Company's products are sold by Stephanie Heitmeyer, Vice President of Sales, and three salaried sales persons. Sales of the Company's drugs in dosage form are made primarily to drug wholesalers, drugstore chains, distributors and other manufacturers and are not concentrated in any specific region.

     During 1998, the Company had net sales to one customer aggregating 11.5% of total sales. The sales to such customer were made pursuant to a certain contract manufacturing agreement entered into with the Company as part of the Company's sale of its ANDA for oxycodone HCI/325 mg acetaminophen tablets in March, 1995. The Company anticipates that net sales to this customer (which aggregated approximately 22.3% of total sales in 1997) will continue to decline during 1999 and thereafter. The Company does not believe that the continuing decline of net sales to this customer will have a material adverse effect on the Company.

     Also during 1998, the Company had net sales to two customers aggregating approximately 19.1% of total sales. The Company believes that the loss of these customers would have a material adverse effect on the Company. During 1997 the Company had net sales to one customer in excess of 10% of total sales, aggregating 22.3% of total sales. During 1996, the Company had net sales to one customer in excess of 10% of total sales, aggregating 10% of total sales.

     The estimated dollar amount of the backlog of orders for future delivery as of March 15, 1999 was approximately $500,000 as compared with approximately $800,000 as of March 15, 1998. Although these orders are subject to cancellation, management expects to fill substantially all orders by the second quarter of 1999. The decline in the Company's backlog as of March 15, 1999 compared to that in 1998 is largely a function of the Company's increased efficiency in the processing and filling of customer orders.

GOVERNMENT REGULATION

  General

     All pharmaceutical manufacturers, including the Company, are subject to extensive regulation by the Federal government, principally by the FDA, and, to a lesser extent, by state and local governments. Additionally, the Company is subject to extensive regulation by the DEA as a manufacturer of controlled substances. The Company cannot predict the extent to which it may be affected by legislative and other regulatory developments concerning its products and the healthcare industry generally. The Federal Food, Drug, and Cosmetic Act, the Generic Drug Enforcement Act of 1992, the Controlled Substance Act and other Federal statutes and regulations govern or influence the testing, manufacture, safe labeling, storage, record keeping, approval, pricing, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, criminal proceedings, total or partial suspension of production, and refusal of the government to enter into supply contracts or to approve new drug applications. The FDA also has the authority to revoke approvals of new drug applications. The ANDA drug development and approval process now averages approximately eight months to two years. The approval procedures are generally costly and time consuming.

     FDA approval is required before any "new drug," whether prescription or over-the-counter, can be marketed. A "new drug" is one not generally recognized by qualified experts as safe and effective for its intended use. Such general recognition must be based on published adequate and well controlled clinical investigations. No "new drug" may be introduced into commerce without FDA approval. A drug which is the "generic" equivalent of a previously approved prescription drug also will require FDA approval. Furthermore, each dosage form of a specific generic drug product requires separate approval by the FDA. In general, as discussed below, less costly and time consuming approval procedures may be used for generic equivalents as compared to the innovative products. Among the requirements for drug approval is that the prospective manufacturer's methods must conform to the CGMPs. CGMPs apply to the manufacture, receiving, holding and shipping of all drugs, whether or not approved by the FDA. CGMPs must be followed at all times during which the drug is manufactured. To ensure full compliance with standards, some of which are set forth in regulations, the Company must continue to expend time, money and effort in the areas of production and quality control. Failure to so comply risks delays in approval of drugs, disqualification from eligibility to sell to the government, and possible FDA enforcement actions, such as an injunction against shipment of the Company's products, the seizure of noncomplying drug products, and/or, in serious cases, criminal prosecution. The Company's manufacturing facilities are subject to periodic inspection by the FDA.

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

     2. Abbreviated New Drug Applications ("ANDA"). The Drug Price Competition and Patent Term Restoration Act of 1984 (the "1984 Act") established the ANDA procedure for obtaining FDA approval for those drugs that are off-patent or whose exclusivity has expired and that are bioequivalent to brand-name drugs. An ANDA is similar to an NDA, except that the FDA waives the requirement of conducting complete clinical studies of safety and efficacy, although it may require expanded clinical bioavailability and/or bioequivalence studies. "Bioavailability" means the rate of absorption and levels of concentration of a drug in the blood stream needed to produce a therapeutic effect. "Bioequivalence" means equivalence in bioavailability between two drug products. In general, an ANDA will be approved only upon a showing that the generic drug covered by the ANDA is bioequivalent to the previously approved version of the drug, i.e., that the rate of absorption and the levels of concentration of a generic drug in the body are substantially equivalent to those of a previously approved equivalent drug. The principle advantage of this approval mechanism is that an ANDA applicant is not required to conduct the same preclinical and clinical studies to demonstrate that the product is safe and effective for its intended use.

     The 1984 Act, in addition to establishing the ANDA procedure, created new statutory protections for approved brand-name drugs. In general, under the 1984 Act, approval of an ANDA for a generic drug may not be made effective until all product and use patents listed with the FDA for the equivalent brand name drug have expired or have been determined to be invalid or unenforceable. The only exceptions are situations in which the ANDA applicant successfully challenges the validity or absence of infringement of the patent and either the patent holder does not file suit or litigation extends more than 30 months after notice of the challenge was received by the patent holder. Prior to enactment of the 1984 Act, the FDA gave no consideration to the patent status of a previously approved drug. Additionally, under the 1984 Act, if specific criteria are met, the term of a product or use patent covering a drug may be extended up to five years to compensate the patent holder for the reduction of the effective market life of that patent due to federal regulatory review. With respect to certain drugs not covered by patents, the 1984 Act sets specified time periods of two to ten years during which approvals of ANDAs for generic drugs cannot become effective or, under certain circumstances, ANDAs cannot be filed if the equivalent brand-name drug was approved after December 31, 1981.

     3. "Paper" NDA. An alternative NDA procedure is provided by the 1984 Act whereby the applicant may rely on published literature and more limited testing requirements. While that alternative sometimes provides advantages over the ANDA procedure, it is not frequently used.

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

     One of the principal competitive factors in the generic pharmaceutical market is the ability to introduce generic versions of brand-name drugs promptly after a patent expires. The Company believes that it was at a competitive disadvantage until its release from the AIP program and the FDA's resumption of review of ANDAs submitted by the Company's Brooklyn plant. See "Government Regulation -- Generic Drug Enforcement Act" above. Other competitive factors in the generic pharmaceutical market are price, quality and customer service (including maintenance of sufficient inventories for timely deliveries).

RAW MATERIALS

     The raw materials essential to the Company's business are bulk pharmaceutical chemicals purchased from numerous sources. Raw materials are generally available from several sources. The Federal drug application process requires specification of raw material suppliers. If raw materials from a supplier specified in a drug application were to become unavailable on commercially acceptable terms, FDA supplemental approval of a new supplier would be required. During 1998, the Company purchased approximately $2,583,000 of its raw materials (constituting 29% of its aggregate purchases of raw materials) from Mallinckrodt. Although the Company is now able to submit Supplements to the FDA in order to allow the Company to purchase raw materials from alternate sources, there can be no assurance that if the Company were unable to continue to purchase raw materials from this supplier, that the Company would be successful in receiving FDA approval to such Supplement or that it would not face difficulties in obtaining raw materials on commercially acceptable terms. Failure to receive FDA approval for, and to locate, an acceptable alternative source of raw materials would have a material adverse effect on the Company.

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

SUBSIDIARIES

     The Company's Indiana manufacturing operations are conducted by Houba, Inc., an Indiana corporation and wholly-owned subsidiary of the Company. Halsey Pharmaceuticals, Inc., a Delaware corporation, is a wholly-owned subsidiary which is currently inactive. The Company also has the following additional subsidiaries, each of which is currently inactive and anticipated to be dissolved during the remainder of the 1999 fiscal year: Indiana Fine Chemicals Corporation, a Delaware corporation, H.R. Cenci Laboratories, Inc., a California corporation, Cenci Powder Products, Inc., a Delaware corporation, Blue Cross Products, Inc., a New York corporation, and The Medi-Gum Corporation, a Delaware corporation.

EMPLOYEES

     As of March 15, 1999, the Company had approximately 160 full-time employees. Approximately 39 employees are administrative and professional personnel and the balance are in production and shipping. Among the professional personnel, 5 are engaged in research and product development. Approximately 45 employees at the Company's Brooklyn plant are represented by a local collective bargaining unit. The collective bargaining agreement between the Company and the union was extended on March 5, 1998

(retroactive to July 2, 1997) and expires June 30, 2000. Management believes that its relations with its employees and the union are satisfactory.

ITEM 2.  PROPERTIES.

     Halsey leases, as sole tenant, a pharmaceutical manufacturing facility of approximately 35,000 square feet located at 77 Brenner Drive, Congers, New York. The Agreement of Lease, with an unaffiliated third party, contains a three year term with a two year renewal option and provides for annual fixed rent of $500,000 per year during the primary term of the Lease and $600,000 per year during the renewal period. The primary term of the Lease expires on March 21, 2002. The Leased facility houses a portion of the Company's manufacturing operations and includes office and warehouse space. The Lease also contains an option pursuant to which the Company may purchase the leased premises and improvements (including certain production and related equipment) for a purchase price of $5 million, exercisable at any time during the Lease term.

     Halsey leases, as sole tenant, a total of approximately 112,300 square feet in three buildings on Pacific Street and Dean Street in Brooklyn, New York. Each of these leases is between Halsey and unaffiliated lessors. The approximate aggregate minimum rental commitments under these operating leases are as follows: $1,023,000 for the year 1999, $1,075,000 for the year 2000 and $1,128,000 for the year 2001. These leases expire on December 31, 2005. The buildings leased by Halsey in Brooklyn house its research and development operations and a portion of its manufacturing operations.

     Halsey leases approximately 4,700 square feet of office space located at 695 North Perryville Road, Building No. 2, Rockford, Illinois. The lease is between the Company and an unaffiliated lessor. The lease has a term of two years expiring March 30, 2000 and calls for annual rental, including maintenance and common area expense, of approximately $50,000 per year. This leased facility houses the Company's principal executive offices, including its sales, administration and finance operations.

     Houba owns approximately 45,000 square feet of building space on approximately 30 acres of land in Culver, Indiana, which includes a 15,000 square foot manufacturing facility. This manufacturing facility houses separate plants for the production of Doxycycline raw materials, Doxycycline capsules and tablets. In 1996, in conjunction with a settlement with two former employees, the Company acquired real property, improved by a residential property, in Culver, Indiana adjacent to the manufacturing facility.

ITEM 3.  LEGAL PROCEEDINGS.

GOVERNMENTAL PROCEEDINGS

     By letter dated October 23, 1995, the Company was notified by the New York State Education Department (the "Department") that the Professional Conduct Officer of the Office of Professional Discipline had determined that there was sufficient evidence of professional misconduct on the Company's part to warrant a disciplinary proceeding under New York law. Upon contacting the Deputy Director of the Office of Professional Discipline, counsel for the Company was advised that the alleged misconduct related to the same activities that were the subject of the DOJ investigation. The Company submitted a written response to the Department on November 16, 1995. The Company and the Department entered into a consent order effective July 18, 1997, concluding any disciplinary proceedings. The consent order requires that the Company pay $175,000 in fines over a period of five years. The consent order also provides that the Company's registration as a manufacturer of drugs in New York State is revoked, but such revocation is stayed and the Company has been placed on probation for a maximum period of five years. The Company has the right to apply for removal from probation two years after the effective date of the consent order. At December 3, 1998, the Company is current in its payment obligations and the remaining balance is $140,000.

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

     Reference is also made to the discussion of the Company's Plea Agreement and Letter Agreement with the DOJ contained in "Item 1. Business -- Recent Events" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OTHER LEGAL PROCEEDINGS

     Beginning in 1992, actions were commenced against the Company and numerous other pharmaceutical manufacturers in the Pennsylvania Court of Common Pleas, Philadelphia Division, in connection with the alleged exposure to diethylstilbestrol ("DES"). The defense of all of such matters was assumed by the Company's insurance carrier, and a substantial number have been settled by the carrier. Currently, five actions remain pending with the Company as a defendant, and the insurance carrier is defending each action. Similar actions were brought in Ohio, and have been dismissed based on Ohio law. The Company does not believe any of such actions will have a material impact on the Company's financial condition.

     The Company has been named as a defendant in four additional actions, each of which has been referred to the Company's insurance carrier and has been accepted for defense. The first action, Alonzo v. Halsey Drug Co., Inc. and K-Mart Corp., No. 64DOT-95111-CT-2736 (Indiana Superior Court, Porter County), was commenced on November 7, 1995 and involves a claim for unspecified damages relating to the alleged ingestion of "Doxycycline 100." At this early stage of the proceedings, the Company is unable to predict with any degree of certainty the likely outcome of these claims and whether they will have a material adverse effect on the Company's financial condition. The second action, Files v. Halsey Drug Co., Index No. 198787/93 (New York Supreme Court, Suffolk County), commenced on September 16, 1993, seeking $10,000,000 in damages for wrongful death allegedly caused by the ingestion of Isoniazid. Halsey has been dismissed from this action on motion for summary judgment. The third and fourth actions, entitled Hunt v. Halsey Drug Co., Inc., and McCray v. Halsey Drug Co., Inc. (New York State Supreme Court, Kings County), were commenced on October 21, 1993, seeking the recovery of $8,000,000 for alleged personal injuries suffered by two Well Fargo security guards who responded to an alarm and were shot, resulting in the death of one and the injury to the other. The Company is being defended by its insurance carrier. The Company has impleaded the former security service used by the Company as a third-party defendant. These actions were settled at a conference before the Court on December 21, 1998. The settlement documents have been executed, and the settlement is expected to be consummated shortly.

     The Company has been named as a defendant in a complaint filed with the United States District Court, Eastern District of New York, on June 30, 1998 (the "Complaint") by Quality Products and Services, L.L.C. The Complaint alleges the existence of a Joint Venture Agreement between the Plaintiff and the Company concerning the development, manufacture and marketing of a single product. The Complaint also alleges that the Company has breached the Agreement by failing to satisfy its respective obligations defined in the Agreement. The Complaint seeks monetary damages of approximately $20 million. The Company believes that the allegations contained in the Complaint are without basis in fact, and that is has meritorious defenses to each of the allegations. The Company has retained counsel and intends to vigorously defend this action. This matter is currently in discovery. The Company has filed a third-party complaint against Rosendo Ferran, the Company's former President, in connection with the Complaint.

     The Company has been named as a defendant in an action in Suffolk County, New York, by Designed Laboratories, Inc., for construction work allegedly performed at the Company's facilities in Brooklyn. Plaintiffs is seeking approximately $148,000. The Company has no records of work being performed by this entity, and is therefore defending the action.

     The Company's former President, Rosendo Ferran, has instituted an arbitration against the Company, seeking sums allegedly due under his employment contract in the amount of $225,000.00, deferred salary in the approximate amount of $100,000.00, and unspecified damages upon allegations of age, ethnic and religious discrimination. The Company believes it has meritorious defenses to the allegations claimed in the arbitration. The Company does not believe this claim will have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

PERIOD                                                        HIGH        LOW
------                                                        ----        ---
1999 Fiscal Year
  First Quarter (through March 15, 1999)....................   1 9/16      1
1998 Fiscal Year
  First Quarter.............................................   3 5/8       1 1/4
  Second Quarter............................................   3 1/8       2 3/8
  Third Quarter.............................................   2 3/4       1 1/2
  Fourth Quarter............................................   1 7/8       1
1997 Fiscal Year
  First Quarter.............................................   6           4 3/8
  Second Quarter............................................   5 1/8       2 9/16
  Third Quarter.............................................   4 13/16     2 5/16
  Fourth quarter............................................   4 13/16     1 5/16

     The Company does not meet certain of the Exchange's criteria for continued listing. Accordingly, there can be no assurance that the Company's common stock will remain listed on the American Stock Exchange or that the Exchange will not commence a review of the Company's continued listing eligibility. If the Common Stock should become delisted from the Exchange, trading, if any, in the Common Stock would continue on the OTC Bulletin Board, an NASD-sponsored inter-dealer quotation system, or in what is commonly referred to as the "Pink Sheets". In such event, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock.

HOLDERS

     There were 827 holders of record of the Company's common stock on March 15, 1999. This number, however, does not reflect the ultimate number of beneficial holders of the Company's common stock.

DIVIDEND POLICY

     The payment of cash dividends from current earnings is subject to the discretion of the Board of Directors and is dependent upon many factors, including the Company's earnings, its capital needs and its general financial condition. The terms of the Company's 5% convertible senior secured debentures and the Consolidated Bridge Loan prohibit the Company from paying cash dividends. The Company does not intend to pay any cash dividends in the foreseeable future.

PRIVATE OFFERINGS

     The Company secured bridge financing from Galen and certain investors in the Offering in the aggregate amount of $9,504,111, funded through seven separate bridge loan transactions between the period August through and including December, 1998, as well as an additional bridge loan completed in March, 1999 (collectively, the "Bridge Loans"). The Bridge Loans were consolidated on December 2, 1998 pursuant to an Amended, Restated and Consolidated Bridge Loan Agreement, as amended to permit the March, 1999 bridge loan (the "Consolidated Bridge Loan"). The Consolidated Bridge Loan is evidenced by ten (10%) percent convertible senior secured promissory notes which are convertible at any time prior to the maturity date of May 30, 1999 into shares of the Company's Common Stock at a conversion price of approximately $1.368 per share with respect to approximately $7,820,000 of such indebtedness, $1.331 per share with respect to approximately $284,000 of such indebtedness, and $1.197 per share with respect to approximately $1,400,000 of such indebtedness, for an aggregate of 7,099,338 shares of Common Stock (such conversion prices equal the fair market value of the Common Stock at the date of issuance of the convertible promissory notes). In addition, in consideration for the initial extension for the Bridge Loans and the extension of the maturity dates of the Bridge Loans pursuant to the consolidation of such loans on December 2, 1998, the Company issued common stock purchase warrants to the lenders in the Consolidated Bridge Loan to purchase an aggregate of approximately 1,009,909 shares of the Company's Common Stock. The Bridge Loan warrants are substantially identical to those issues in the debenture and warrant offering completed March 10, 1998.

     Each of the lenders in the Consolidated Bridge Loan transaction are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The convertible notes and warrants issued in connection with the Consolidated Bridge Loan were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented on the following pages for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 are derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 1998 and December 31, 1997, and for each of the years in the three year period ended December 31, 1998, and the report thereon, are included elsewhere herein. The selected financial information as of and for the years ended December 31, 1995 and 1994 are derived from the audited Consolidated Financial Statements of the Company not presented herein.

     The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto included elsewhere in this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                        1998          1997          1996         1995         1994
                                     -----------   -----------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net sales..........................  $     8,841   $     9,088   $   12,379   $   20,225   $   24,182
Costs and expenses
  Cost of sales....................       12,712        15,407       16,826       18,097       21,584
Research and development...........          651           979        1,854          818          502
Selling, general and
  administrative...................        8,078         6,308        7,486        6,098        7,128
Interest expense...................        1,946         1,144        1,708        1,307          735
Loss (Gain) on sale of assets......       (1,822)          264       (1,000)      (2,288)          --
Income (loss) before provision for
  income taxes.....................      (12,724)      (15,014)     (14,495)      (3,807)      (5,767)
Provision (benefit) for
  income taxes.....................           --            --           --          296           --
Net income (loss)..................      (12,724)  $   (15,014)  $  (14,495)  $   (4,103)  $   (5,767)
                                     ===========   ===========   ==========   ==========   ==========
Net income (loss) per share........  $      (.92)  $     (1.12)  $    (1.49)  $     (.52)  $     (.80)
                                     ===========   ===========   ==========   ==========   ==========
Weighted average common shares
  outstanding......................   13,812,529    13,434,215    9,724,106    7,886,101    7,173,908
                                     ===========   ===========   ==========   ==========   ==========

                                                            DECEMBER 31,
                                       -------------------------------------------------------
                                         1998        1997        1996        1995       1994
                                       --------    --------    --------    --------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Working capital (deficiency).........  $ (6,665)   $(22,304)   $(12,201)   $ (7,393)   $(4,451)
Total assets.........................    15,913       7,667      11,982      18,862     19,276
Total liabilities....................    44,866      27,524      19,063      20,402     19,924
Retained earnings
  (accumulated deficit)..............   (57,221)    (44,497)    (29,484)    (14,989)   (10,886)
Stockholders' equity (deficit).......   (28,953)    (19,857)     (7,081)     (1,540)      (468)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements set forth under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements " on page 1 of this Report for additional factors relating to such Statements.

OVERVIEW

     The Company reported a net loss of $12,724,000 or $.92 per share for the year ended December 31, 1998 as compared with the net loss of $15,015,000 or $1.12 per share for 1997. Sales for the year ended December 31, 1998 were approximately $8,841,000 as compared to sales of approximately $9,088,000 for 1997. Notwithstanding these results, the Company had the following achievements in 1998:

     - Received infusion of capital enabling the Company to settle past obligations and provide for future opportunities.

     - Reestablished itself in the marketplace as a dependable supplier of quality products, expanded its customer base and reduced reliance upon a single customer.

     - Reestablished relationships with suppliers.

     - Received approval from the FDA of two ANDA's, submitted five others for approval and continued development on additional products for submission in 1999.

     - Discontinued certain non-core operations and reduced the workforce by approximately 25%.

RESULTS OF OPERATIONS

     The following chart reflects expenses, earnings, income, losses and profits expressed as a percentage of net sales for the years 1998, 1997 and 1996.

                                                                            PERCENTAGE CHANGE
                                                                               YEAR-TO-YEAR
                                                                           INCREASE (DECREASE)
                                          PERCENTAGE OF NET SALES              YEARS ENDED
                                            YEAR ENDED DECEMBER                DECEMBER 31,
                                         --------------------------    ----------------------------
                                          1998      1997      1996     1997 TO 1998    1996 TO 1997
                                         ------    ------    ------    ------------    ------------
Net sales..............................     100%      100%    100.0%       (2.7)           (26.6)
Cost of Goods..........................   143.8     169.5     135.9       (17.5)           (8.47)
Gross Profit...........................   (43.8)    (69.5)    (35.9)      (38.7)            42.1
Research & Development.................     7.4      10.8      15.0       (33.5)            47.2
Selling, general and administrative
  expense..............................    91.4      69.4      60.5        29.5            (15.7)
(Loss) from operations.................  (142.5)   (149.7)   (111.4)       (6.7)            (1.3)
Interest expense.......................    22.0      12.6      13.9        70.1            (33.0)
Other (income) expenses................   (20.6)      2.9      (8.2)         --           (126.4)
(Loss) before income taxes.............  (143.9)   (165.2)   (117.1)      (14.6)             3.6
Net (loss).............................  (143.9)%  (165.2)%  (117.1)%     (14.6)%            3.6%
                                                   ======    ======                       ======

NET SALES

     Net sales for 1998 of $8,841,000 represents a decrease of $247,000 as compared to net sales for 1997. The decrease is attributable in part to a reduction in toll manufacturing revenue from Mallinckrodt of approximately $878,000 from the prior year. Additionally, the Company was unable to market successfully to the retail pharmacy marketplace until the third quarter of 1998 because during fiscal 1996 and 1997, the Company had failed to pay required rebates to state Medicaid agencies. This caused those states to deny medicaid reimbursement to the retail pharmacies on their sales of the Company's products. Commensurate with the infusion of new capital and personnel in March, 1998, the Company began reestablishing itself in good standing with all states. This task was completed by July, 1998. Also during much of 1988, the Company experienced difficulty in obtaining certain raw materials which reduced sales. These shortages were remedied by December 31, 1998.

     Net sales for 1997 of $9,088,000 represents a decreased of $3,291,000 as compared to net sales for 1996. This decrease is primarily attributable to a lack of sufficient working capital necessary to purchase raw materials. Without adequate inventory, the Company was unable to satisfy customer orders in a timely fashion and caused customers to procure products from competitors.

GROSS MARGINS

     The Company's gross margin for 1998 of (43.8)% is a 38.7% improvement over gross margin for 1997. This improvement is due, in part, to the elimination of non-core manufacturing operations in California, tighter inventory controls and a general reduction in manufacturing labor. Additionally, the Company's revenues in 1998 from sales to Mallinckrodt under a toll manufacturing agreement decreased by approximately $878,000. The gross margins on these products were substantially less than on the Company's other products.

     The Company's gross margin for 1997 of (69.5)% is a 42.1% reduction over gross margin for 1996. This deterioration occurred because the Company failed to react quickly enough to falling sales by decreasing manufacturing expenses. Additionally, the Company incurred approximately $1,572,000 of manufacturing costs in operating non-core facilities that generated sales of only $495,000.

RESEARCH & DEVELOPMENT EXPENSES

     For 1998, research and development expenses amounted to $651,000 as compared to $979,000 for 1997. The decrease primarily reflects the costs of biostudies performed in 1997 that were not duplicated in 1998.

     For 1997, research and development expenses amounted to $979,000 as compared to $1,854,000 for 1996. This decrease was a result of reductions in personnel necessitated by the Company's liquidity crisis.

     The Company expects research and development expenses to increase significantly in 1999 consistent with its plans to increase the number of ANDA submissions as compared to 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative costs were $8,078,000 (91.4% of net sales) for 1998 compared to $6,308,000 (69.4% of net sales) for 1997. This increase is primarily due to costs associated with capital financing, legal expenses and settlement costs of certain litigation, severance costs associated with personnel reductions, installation of a new information system and costs associated with expanded regulatory and compliance departments.

     Selling, general and administrative costs were $6,308,000 (69.4% of net sales) for 1997 compared to $7,486,000 (60.5% of net sales) for 1996. This decrease is due primarily to a reduction in legal expenses and litigation settlements as compared to 1996.

INTEREST EXPENSE

     Interest expense for 1998 increased by 62% over that of 1997 reflecting the substantial new debt in the form of $25,800,000 of convertible debentures that was added in 1998 [include bridge loan debt?]. Interest expense for 1997 decreased 33.0% as compared to 1996 due primarily to the conversion in the latter part of 1996 of $7,740,000 of convertible debentures bearing interest at 10% into common stock. Interest expense for 1996 increased 77.8% as compared to 1995 as a result of a higher level of borrowings due to the issuance of convertible subordinated debentures, as well as fees payable to the Company's banks.

OTHER INCOME

     Included in other income for 1998 is $1,900,000 realized from the sale of certain assets to Mallinckrodt. This transaction was entered into in 1997 but the conditions for realization of the gain from the sale were not met until 1998.

PROVISION FOR INCOME TAXES

     The Company had no tax (benefit) provision for 1998, 1997 and 1996 since the available loss carry back to prior years was completely utilized by the net operating loss for 1993 carry back to the prior three years. At December 31, 1998, the Company has a Federal tax refund claim of approximately $1,000,000 pending before the tax authorities. In the meantime, the IRS is holding up action to collect approximately $1,300,000 of past due payroll taxes. Additionally, the Company has negotiated payment plans for approximately $500,000 of past due state and local taxes. The Company has net operating loss carryforwards of approximately $45,600,000 which expire in the years 2011 through 2018.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had cash and cash equivalents of $1,850,000 as compared to $26,000 at December 31, 1997. The Company had a working capital deficit at December 31, 1998 of $(6,665,000).

     On March 10, 1998, the Company completed the Offering to Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (collectively, "Galen") and each of the Purchasers (along with Galen, collectively the "Galen Investor Group") listed on the signature page to a certain Debenture and Warrant Purchase Agreement dated March 10, 1998 (the "Purchase Agreement"). The net proceeds to the Company from the Offering, after deduction of related Offering expenses, were approximately $19.6 million. The securities issued in the Offering consisted of 5% convertible senior secured debentures (the "Debentures") and common stock purchase warrants (the "Warrants") exercisable for an aggregate of 4,202,020 shares of the Company's common stock. In addition, in accordance with the terms of the Purchase Agreement, the Company granted the Galen Investor Group an option to invest an additional $5 million in the Company at any time within 18 months from the date of the closing of the Offering in exchange for Debentures and Warrants having terms identical to those issued in the Offering (the "Option"). In June 1998, the Galen Investor Group exercised the Option.

     The net proceeds of the Offering were, in large part, used to satisfy a substantial portion of the Company's liabilities and accounts payable. Such liabilities include the full satisfaction of the Company's Bank indebtedness and related fees, payment of arrearages in rent to the landlord of the Brooklyn facility and satisfaction of outstanding judgments and liens. Additionally, pursuant to agreements reached with other large creditors in anticipation of the completion of the Offering, including the Department of Justice, the Company has been able to bring these creditors current and bring the Company into compliance with installment payment agreements providing more favorable terms to the Company. The Offering proceeds also allowed the Company to satisfy its outstanding state and Federal payroll tax obligations and meet current payroll tax obligations. The net proceeds from the exercise of the Option were used to fund working capital, including the purchase of raw materials, payroll expenses and other Company expenses.

     Prior to the completion of the Offering, the Company was in negotiations with the DOJ to restructure the payment of the $2,500,000 fine that had been levied under the Plea Agreement in order to address the Company's failure to satisfy the $125,000 quarterly installments provided for under the Plea Agreement. On March 30, 1998, the Company and the DOJ signed a Letter Agreement serving to amend the Plea Agreement relating to the terms of the Company's satisfaction of the fine assessed under the Plea Agreement. Specifically, the Letter Agreement provides that the Company will satisfy the remaining $2,150,000 of the fine through the payment of $25,000 on a monthly basis commencing June 1, 1998, plus interest on such outstanding balance (at the rate calculated pursuant to 28 U.S.C. Section 1961)(currently 5.319%). Such payment schedule would result in the full satisfaction of the DOJ fine in January, 2006. The Letter Agreement also provides certain restrictions on the payment of salary or compensation to any individual in excess of $150,000 without the written consent of the United States District Court for the District of Maryland, subject to certain exceptions. In addition, the Letter Agreement requires the prepayment of the outstanding fine to the extent of 25% of the Company's after tax profit and 25% of the net proceeds received by the Company on any sale of a capital asset for a sum in excess of $10,000.

     During the period from May 1997 through July 1997, the Company borrowed approximately $3 million from Mylan Laboratories, Inc. pursuant to five unsecured, demand promissory notes. The advances made by Mylan Laboratories, Inc. were part of a proposed investment by Mylan Laboratories, Inc. in the Company, including the proposed purchase of the Company's Houba Indiana facility as well as a partial tender offer for the Company's common stock. The Company used the proceeds of these borrowings for working capital. To date, $236,000 has been paid by the Company to Mylan against such indebtedness in the form of product deliveries to Mylan. Pursuant to an agreement reached between the parties, the Company is required to satisfy interest on the outstanding indebtedness on an annual basis while the indebtedness remains outstanding and to satisfy the principal amount of such indebtedness in the form of product deliveries to Mylan until such time as the indebtedness is satisfied in full.

     The Company secured bridge financing from Galen and certain investors in the Offering in the aggregate amount of $9,504,111, funded through seven separate bridge loan transactions between the period from August through and including December, 1998, as well as an additional bridge loan in March, 1999 (collectively, the "Bridge Loans"). The Bridge Loans were consolidated on December 2, 1998 pursuant to an Amended, Restated and Consolidated Bridge Loan Agreement, as amended to permit the March, 1999 bridge loan (the "Consolidated Bridge Loan"). The Consolidated Bridge Loan bears interest at 10% per annum, is secured by a first lien on all of the Company's assets and has a maturity date of May 30, 1999. Approximately $9,120,000 in the principal amount of the Consolidated Bridge Loan was advanced by Galen with the balance of approximately $384,000 advanced by certain investors in the Offering. The Consolidated Bridge Loan is evidenced by 10% convertible senior secured promissory notes which are convertible at any time prior to maturity into shares of the Company's Common Stock at a conversion price of approximately $1.368 per share with respect to approximately $7,820,000 of such indebtedness, $1.331 per share with respect to approximately $284,000 of such indebtedness, and $1.197 per share with respect to approximately $1,400,000 of such indebtedness, for an aggregate of 7,099,338 shares of common stock (such conversion prices equal the fair market value of the Common Stock at the date of issuance of the convertible promissory notes). In addition, in consideration for the initial extension of the Bridge Loans and the extension of the maturity dates of the Bridge Loans pursuant to the consolidation of such loans on December 2, 1998, as amended to permit the March, 1999 bridge loan, the Company issued common stock purchase warrants to Galen and the other investors in the Consolidated Bridge Loan, to purchase an aggregate of approximately 1,009,909 shares of the Company's common stock (representing warrants to purchase 50,000 shares of Common Stock for each $1,000,000 in principal amount of Bridge Loan having a term of 90 days from the date of the making of the Bridge Loan). The Bridge Loan warrants are substantially identical to those issued by the Company in its Debenture and Warrant Offering completed on March 10, 1998.

     The Consolidated Bridge Loan was obtained by the Company in order to provide necessary working capital. In view of the Company's current cash reserves and projections for revenues through May 30, 1999, the Company will be unable to satisfy the Consolidated Bridge Loan in full at the stated maturity date of May 30, 1999. Galen, the holder of approximately 96% of such indebtedness, has indicated to the Company a willingness to cooperate in the restructuring of the indebtedness evidenced by the Consolidated Bridge Loan to extend the maturity date of such debt and/or convert the debt into common stock or longer-term convertible indebtedness. The terms of such restructuring will depend, to a large extent, on the terms and timing of any third-party investment, as described below. Accordingly, the terms of any such restructuring have yet to be agreed to by the parties and will be subject to the negotiation and preparation of definitive agreements.

     The Company is in preliminary discussions with an unaffiliated third party concerning the terms of a proposed investment in the Company in an amount of up to $15 million, to be funded in three equal increments based on the achievement of certain milestones. The structure of the investment will likely take the form of convertible debentures and common stock purchase warrants, similar in many respects to the debentures and warrants issued by the Company in its March 10, 1998 offering. The discussions with this third party investor are in the preliminary stages and no assurance can be given that final terms acceptable to the Company will result and/or that if consummated, that the Company will be successful in achieving the milestones necessary to fund all or any portion of the proposed investment.

     In the event the Company is successful in restructuring the Consolidated Bridge Loan and completing a third party investment of the type and size described above, the Company will have sufficient cash reserves to satisfy its working capital requirements for at least the next 12 months. The Company is also seeking to secure a senior revolving line of credit from a banking institution. There can be no assurance, however, that the Company will be able to obtain such third party investment or a bank facility. If the Company is unable to complete the third party investment described above or obtain other sources of working capital, including a bank line of credit or proceeds from the issuance of debt and/or equity securities, the Company's cash reserves will be sufficient to satisfy the Company's working capital requirements for approximately two to three months. Failure to obtain a third party investment of the type described above, a bank line of credit or alternative sources of financing of a comparable amount in the near term will materially adversely affect the Company's working capital position and financial condition and results of operations.

CAPITAL EXPENDITURES

     The Company's capital expenditures during 1998, 1997 and 1996 were $1,545,000, $85,000 and $390,000. The increase in capital expenditures in 1998 as compared to prior years is attributable to the implementation of certain equipment and facility upgrades that had been delayed in prior years due to the Company's cash conservation measures in those years.

YEAR 2000 COMPLIANCE

     The Company is aware of issues associated with the programming code in existing computer systems as the Year 2000 approaches and has undertaken a compliance program to assess the Company's potential exposure to business interruptions due to the possible Year 2000 computer software failures, including necessary remediation and testing. In 1999, the Company installed a new information system, including hardware and software, which the Company believes, based on its testing, is Year 2000 compliant.

     At this time, the Company is not aware of any material Year 2000 issues with respect to dealings with third parties, however, the assessment phase of such risks of third parties is in the early stage of review.

     In the event the Year 2000 issues were to disrupt the Company and its operations, such disruption may have a material impact on the Company and its results of operations. Given that no significant issues have arisen based on the assessments to date, the Company has identified a preliminary contingency plan and is prepared to make necessary corrections to its systems in the event a problem should occur. The Company will continue to assess the Year 2000 compliance issue on an on-going basis in an effort to resolve any Year 2000 issues in a timely manner.

IMPACT OF INFLATION

     The Company believes that inflation did not have a material impact on its operations for the periods reported. Significant increases in labor, employee benefits and other expenses could have a material adverse effect on the Company's performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted as a separate section of this Report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

     In accordance with General Instruction G(3) of Form 10-K, the information called by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, of
Part III of this Report is incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements -- See Index to Financial Statements.

     (b) Reports on Form 8-K

     No reports on Form 8 K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

     (c) Exhibits

     The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

 EXHIBIT
  NUMBER                               DOCUMENT
 -------                               --------
  *3.1       Certificate of Incorporation and amendments.
   3.2       Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1993).
  *3.3       Restated By-Laws
  10.1       Credit Agreement, dated as of December 22, 1992, among the
             Registrant and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1992
             (the "1992 Form 10-K")).
  10.2       Amendment Two, dated as of January 12, 1994, to Credit
             Agreement among the Registrant and The Chase Manhattan Bank,
             N.A., together with forms of Stock Warrant and Registration
             Rights Agreement (incorporated by reference to Exhibit 10.1.
             to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K")).
  10.3       Amendment Three, dated as of May 31, 1994, to Credit
             Agreement among the Registrant and The Chase Manhattan Bank,
             N.A. (incorporated by reference to Exhibit 6(a) to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).
  10.4       Amendment Four, dated as of July 1994, to Credit Agreement among the Registrant and The Chase Manhattan Bank, N.A.
             (incorporated by reference to Exhibit 6(a) to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
  10.5       Amendment Five, dated as of March 21, 1995, to Credit
             Agreement among the Registrant and The Chase Manhattan Bank,
             N.A. (incorporated by reference to Exhibit 10.7 to the
             Registrant's Current Report on Form 8-K dated March 21, 1995
             (the "March 8-K")).
  10.5(l)    Form of Warrants issued to The Bank of New York, The Chase
             Manhattan Bank, N.A. and the Israel Discount Bank
             (incorporated by reference to Exhibit 10.5(i) to the
             Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995 (the "1995 Form 10-K")).
  10.5(2)    Letter Agreement, dated July 10, 1995, among Halsey Drug
             Co., Inc., The Chase Manhattan Bank, N.A., The Bank of New
             York and Israel Discount Bank of New York (incorporated by reference to Exhibit 6(a) to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1995 (the
             "June 10-Q")).
  10.5(3)    Letter Agreement, dated November 16, 1995, among Halsey Drug
             Co., Inc., The Chase Manhattan Bank, N.A., The Bank of New
             York and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.25(iv) to the 1995 10-K).
  10.5(4)    Amendment 6, dated as of August 6, 1996, to Credit Agreement among Halsey Drug Co., Inc., The Chase Manhattan Bank, N.A.,
             The Bank of New York and Israel Discount Bank of New York
             (incorporated by reference to Exhibit 10.1 to Amendment No.
             1 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1996 (the "June 1996 10-Q").
  10.5(5)    Letter Agreement, dated March 25, 1997 among Halsey Drug
             Co., Inc., The Chase Manhattan Bank, as successor in
             interest to The Chase Manhattan Bank (National Association),
             The Bank of New York and Israel Discount Bank.
  10.6       Agreement Regarding Release of Security Interests dated as of March 21, 1995 by and among the Company, Mallinckrodt
             Chemical Acquisition, Inc. and The Chase Manhattan Bank,
             N.A. (incorporated by reference to Exhibit 10.9 of the March
             8-K).
  10.7       Consulting Agreement dated as of September, 1993 between the
             Registrant and Joseph F. Limongelli (incorporated by
             reference to Exhibit 10.6 to the 1993 Form 10-K).
  10.8       Employment Agreement, dated as of January 1, 1993, between the Registrant and Rosendo Ferran (incorporated by reference to Exhibit 10.2 to the 1992 Form 10-K).
  10.10(1)   Halsey Drug Co., Inc. 1984 Stock Option Plan, as amended
             (incorporated by reference to Exhibit 10.3 to the 1992 Form
             10-K).
  10.10(2)   Halsey Drug Co., Inc. 1995 Stock Option and Restricted Stock
             Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File
             No. 33-98396).
  10.10(3)   Halsey Drug Co., Inc. Non-Employee Director Stock Option
             Plan.

 EXHIBIT
  NUMBER                               DOCUMENT
 -------                               --------
  10.11      Leases, effective February 13, 1989 and January 1, 1990,
             respectively, among the Registrant and Milton J. Ackerman,
             Sue Ackerman, Lee Hinderstein, Thelma Hinderstein and
             Marilyn Weiss (incorporated by reference to Exhibits 10.6
             and 10.7, respectively, to the Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1989).
  10.12      Lease, effective as of April 15, 1988, among the Registrant and Milton J. Ackerman, Sue Ackerman, Lee Hinderstein,
             Thelma Hinderstein and Marilyn Weiss, and Rider thereto
             (incorporated by reference to Exhibit 10.12 to the
             Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1987).
  10.12(l)   Lease, as of October 31, 1994, among Registrant and Milton
             J. Ackerman, Sue Ackerman, Lee Hinderstein, Thelma
             Hinderstein and Marilyn Weiss, together with Modification,
             Consolidation and Extension Agreement (incorporated by
             reference to Exhibit 10. 12(i) to the 1995 Form 10-K).
  10.13      Asset Purchase Agreement dated as of March 21, 1995 among
             Mallinckrodt Chemical Acquisition, Inc. ("Acquisition"),
             Mallinckrodt Chemical, Inc., as guarantor and the Registrant
             (incorporated by reference to Exhibit 10.1 to the March
             8-K).
  10.14      Toll Manufacturing Agreement for APAP/Oxycodone Tablets
             dated as of March 21, 1995 between Acquisition and the
             Registrant (incorporated by reference to Exhibit 10.2 to the
             March 8-K).
  10.15      Capsule ANDA Option Agreement dated as of March 21, 1995
             between Acquisition and the Registrant (incorporated by
             reference to Exhibit 10.3 to the March 8-K).
  10.16      Tablet ANDA Noncompetition Agreement dated as of March 21,
             1995 between the Registrant and Acquisition (incorporated by reference to Exhibit 10.4 to the March 8-K).
  10.17      Subordinated Non-Negotiable Promissory Term Note in the
             amount of $1,200,00 dated March 21, 1995 issued by the
             Registrant to Acquisition (incorporated by reference to
             Exhibit 10.5 to the March 8-K).
  10.18      Term Note Security Agreement dated as of March 21, 1995
             among the Company, Houba, Inc. and Acquisition (incorporated by reference to Exhibit 10.6 to the March 8-K).
  10.19      Amendment dated March 21, 1995 to Subordination Agreement
             dated as of July 21, 1994 between Mallinckrodt Chemical,
             Inc., Mallinckrodt Chemical Acquisition, Inc., the
             Registrant, The Chase Manhattan Bank (National Association),
             Israel Discount Bank of New York, The Bank of New York, and
             The Chase Manhattan Bank (National Association)
             (incorporated by reference to Exhibit 10.8 to the March
             8-K).
  10.20      Agreement dated as of March 30, 1995 between the Registrant and Zatpack, Inc. (incorporated by reference to Exhibit
             10.10 to the March 8-K).
  10.21      Waiver and Termination Agreement dated as of March 30, 1995 between Zuellig Group, W.A., Inc. and Indiana Fine Chemicals
             Corporation (incorporated by reference to Exhibit 10.11 to the March 8-K).
  10.22      Convertible Subordinated Note of the Registrant dated
             December 1, 1994 issued to Zatpack, Inc. (incorporated by
             reference to Exhibit 10.12 to the March 8-K).
  10.23      Agreement dated as of March 30, 1995 among the Registrant,
             Indiana Fine Chemicals Corporation, Zuellig Group, N.A.,
             Inc., Houba Inc., Zetapharm, Inc. and Zuellig Botanical,
             Inc. (incorporated by reference to Exhibit 10.13 to the
             March 8-K).
  10.24      Supply Agreement dated as of March 30, 1995 between Houba,
             Inc. and ZetaPharm, Inc. (incorporated by reference to
             Exhibit 10.14 to the March 8-K).
  10.25      Form of 10% Convertible Subordinated Debenture (incorporated by reference to Exhibit 6(a) to the June 10-Q).
  10.26      Form of Redeemable Common Stock Purchase Warrant
             (incorporated by reference to Exhibit 6(a) to the June
             10-Q).
  10.27      Form of 10% Convertible Subordinated Debenture (incorporated by reference to Exhibit 4.1 to the Registrant's Current
             Report on Form 8-K dated December 4, 1995 (the "December
             8-K")).
  10.28      Form of Redeemable Common Stock Purchase Warrant
             (incorporated by reference to Exhibit 4.2 to the December
             8-K).
  10.29      Form of 10% Convertible Subordinated Debenture (incorporated by reference to Exhibit 99 to the June 1996 10-Q).

 EXHIBIT
  NUMBER                               DOCUMENT
 -------                               --------
  10.30      Form of Redeemable Common Stock Purchase Warrant
             (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the June 1996 10-Q).
  10.31      Form of 5% Convertible Senior Secured Debenture
             (incorporated by reference to Exhibit 4.1 to the
             Registrant's Current Report on Form 8-K dated March 24, 1998
             (the "March 1998 8-K")).
  10.32      Form of Common Stock Purchase Warrant (incorporated by
             reference to Exhibit 4.2 to the March 1998 8-K).
  10.33      Debenture and Warrant Purchase Agreement dated March 10,
             1998, by and among the Registrant, Galen Partners III, L.P.
             and the other Purchasers listed on the Signature Page
             thereto (incorporated by reference to Exhibit 10.1 to the
             March 1998 8-K).
  10.34      Form of General Security Agreement of Halsey Drug Co., Inc.
             dated March 10, 1998 (incorporated by reference to Exhibit
             10.2 to the March 1998 8-K).
  10.35      Form of Agreement of Guaranty of Subsidiaries of Halsey Drug
             Co., Inc. dated March 10, 1998 (incorporated by reference to
             Exhibit 10.3 to the March 1998 8-K).
  10.36      Form of Guarantor General Security Agreement dated March 10,
             1998 (incorporated by reference to Exhibit 10.4 to the March
             1998 8-K).
  10.37      Stock Pledge Agreement dated March 10, 1998 by and between the Registrant and Galen Partners III, L.P., as agent
             (incorporated by reference to Exhibit 10.5 to the March 1998
             8-K).
  10.38      Form of Irrevocable Proxy Agreement (incorporated by
             reference to Exhibit 10.6 to the March 1998 8-K).
  10.39      Agency Letter Agreement dated March 10, 1998 by and among
             the Purchasers a party to the Debenture and Warrant Purchase
             Agreement, dated March 10, 1998 (incorporated by reference to Exhibit 10.7 to the March 1998 8-K).
  10.40      Press Release of Registrant dated March 13, 1998
             (incorporated by reference to Exhibit 99.1 to the March 1998
             8-K).
  10.41      Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 24, 1998.
  10.42      Letter Agreement between the Registrant and the U.S.
             Department of Justice dated March 27, 1998 relating to the restructuring of the fine assessed by the Department of
             Justice under the Plea Agreement dated June 21, 1993.
  10.43      Employment Agreement dated as of March 10, 1998 between the
             Registrant and Michael K. Reicher.
  10.44      Employment Agreement dated as of March 10, 1998 between the
             Registrant and Peter Clemens.
 *10.45      Amended, Restated and Consolidated Bridge Loan Agreement
             dated as of December 2, 1998 between the Company, Galen
             Partners III, L.P., Galen Partners International III, L.P.,
             Galen Employee Fund III, L.P. and the other signatures
             thereto.
 *10.46      First Amendment to Amended, Restated and Consolidated Bridge
             Loan Agreement dated December 7, 1998 between the Company
             and the lenders listed on the signature page thereto.
 *10.47      Second Amendment to Amended, Restated and Consolidated
             Bridge Loan Agreement dated March 8, 1999 between the
             Company and the lenders listed on the signature page
             thereto.
 *10.48      Form of 10% Convertible Secured Note due May 30, 1999.
 *10.49      Form of Common Stock Purchase Warrant issued pursuant to be
             Amended, Restated and Consolidated Bridge Loan Agreement.
 *10.50      Amended and Restated General Security Agreement dated
             December 2, 1998 between the Company and Galen Partners III,
             L.P., as Agent.
 *10.51      Subordination Agreement dated December 2, 1998 between the
             Registrant and Galen Partners III, L.P., as Agent.
 *10.52      Agency Letter Agreement dated December 2, 1998 by and among the lenders a party to the Amended, Restated and
             Consolidated Bridge Loan Agreement, as amended.
 *10.53      Lease Agreement dated March 17, 1999 between the Registrant and Par Pharmaceuticals, Inc.

 EXHIBIT
  NUMBER                               DOCUMENT
 -------                               --------
 *10.54      Lease Agreement dated September 1, 1998 between the
             Registrant and Crimson Ridge Partners.
 *10.55      Manufacturing and Supply Agreement dated March 17, 1999
             between the Registrant and Par Pharmaceuticals, Inc.
 *10.56      Halsey Drug Co., Inc. 1998 Stock Option Plan.
  21         Subsidiaries of the Registrant (incorporated by reference to
             Exhibit 22 to the 1993 Form 10-K).
 *23.1       Consent of Grant Thornton LLP, independent certified public accountants.
 *27         Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for informational purposes only and not filed.

---------------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HALSEY DRUG CO., INC.

                                          By: /s/ MICHAEL REICHER
                                            ------------------------------------
                                            Michael Reicher, President and
                                              Chief Executive Officer (Principal
                                              Executive
                                              Officer)

Date: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ WILLIAM G. SKELLY                                    Chairman and Director          March 31, 1999
-----------------------------------------------------
William G. Skelly

/s/ MICHAEL REICHER                                      President, Chief Executive     March 31, 1999
-----------------------------------------------------      Officer and Director
Michael Reicher                                            (Principal Executive
                                                           Officer)

/s/ PETER CLEMENS                                        Vice President, Chief          March 31, 1999
-----------------------------------------------------      Financial Officer
Peter Clemens                                              (Principal Financial and
                                                           accounting Officer) and
                                                           Director

/s/ ALAN J. SMITH                                        Director                       March 31, 1999
-----------------------------------------------------
Alan J. Smith

/s/ BRUCE F. WESSON                                      Director                       March 31, 1999
-----------------------------------------------------
Bruce F. Wesson

/s/ WILLIAM SUMNER                                       Director                       March 31, 1999
-----------------------------------------------------
William Sumner

/s/ SRINI CONJEEVARAM                                    Director                       March 31, 1999
-----------------------------------------------------
Srini Conjeevaram

/s/ ZUBEEN SHROFF                                        Director                       March 31, 1999
-----------------------------------------------------
Zubeen Shroff

                         INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
Report of Independent Certified Public Accountants..........  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statement of Stockholders' Equity..............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-8 - F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
  Halsey Drug Co., Inc.

     We have audited the accompanying consolidated balance sheets of Halsey Drug Co., Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halsey Drug Co., Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          GRANT THORNTON LLP

New York, New York
March 5, 1999

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
CURRENT ASSETS
  Cash......................................................  $  1,850    $     26
  Accounts receivable -- trade, net of allowances for
     doubtful accounts of $280 and $542 in 1998 and 1997,
     respectively...........................................     1,439          62
  Inventories...............................................     6,354       2,456
  Prepaid insurance and other current assets................       148         274
                                                              --------    --------
          Total current assets..............................     9,791       2,818
PROPERTY, PLANT AND EQUIPMENT, NET..........................     4,787       4,630
DEFERRED PRIVATE OFFERING COSTS.............................     1,335         219
                                                              --------    --------
                                                              $ 15,913    $  7,667
                                                              ========    ========

CURRENT LIABILITIES
  Notes payable.............................................  $ 10,850    $  4,825
  Bank overdraft............................................                   159
  Due to banks..............................................                 2,476
  Convertible subordinated debentures.......................                 2,244
  Accounts payable..........................................     1,834       6,086
  Accrued expenses..........................................     3,972       7,232
  Deferred gain.............................................                 1,900
  Other current liabilities.................................       300         200
                                                              --------    --------
     Total current liabilities..............................    16,956      25,122
LONG-TERM DEBT, NET.........................................    26,186
OTHER LIABILITIES...........................................     2,224       2,402
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock -- $.01 par value; authorized, 40,000,000
     shares; issued 14,443,212 shares and 14,029,718 shares
     in 1998 and 1997, respectively.........................       144         140
  Additional paid-in capital................................    29,113      25,489
  Accumulated deficit.......................................   (57,221)    (44,497)
                                                              --------    --------
                                                               (27,964)    (18,868)
  Less treasury stock -- at cost (439,603 shares in 1998 and
     1997, respectively)....................................      (989)       (989)
                                                              --------    --------
                                                               (28,953)    (19,857)
                                                              --------    --------
                                                              $ 15,913    $  7,667
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1998          1997          1996
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................................................   $  8,841      $  9,088      $ 12,379
Cost of goods sold.........................................     12,712        15,406        16,826
                                                              --------      --------      --------
     Gross margin..........................................     (3,871)       (6,318)       (4,447)
Research and development...................................        651           979         1,854
Selling, general and administrative expenses...............      8,078         6,308         7,486
                                                              --------      --------      --------
     Loss from operations..................................    (12,600)      (13,605)      (13,787)
Interest expense...........................................     (1,946)       (1,144)       (1,708)
Other income (expense).....................................      1,802          (264)        1,000
                                                              --------      --------      --------
     NET LOSS..............................................   $ 12,724      $(15,013)     $(14,495)
                                                              ========      ========      ========
Basic loss per common share................................   $   (.92)     $  (1.12)     $  (1.49)
                                                              ========      ========      ========
Weighted average number of outstanding shares..............     13,813        13,434         9,724
                                                              ========      ========      ========

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                          COMMON STOCK,                               TREASURY STOCK,
                                         $.01 PAR VALUE    ADDITIONAL                     AT COST
                                         ---------------    PAID-IN     ACCUMULATED   ----------------
                                         SHARES   AMOUNT    CAPITAL       DEFICIT     SHARES   AMOUNT     TOTAL
                                         ------   ------   ----------   -----------   ------   -------   --------
                                                                      (IN THOUSANDS)
Balance at January 1, 1995.............   8,974    $ 90     $14,459      $(14,989)      (500)  $(1,100)  $ (1,540)
Issuance of common stock conversion of
  debentures...........................   3,504      35       6,724                                         6,759
Issuance of shares as settlement.......      60                 262                       25        56        318
Issuance of warrants with convertible
  subordinated debentures..............                         355                                           355
Exercise of warrants of convertible
  debentures...........................     589       6       1,363                                         1,369
Stock options exercised................      49                 153                                           153
Net loss for the year ended December
  31, 1996.............................                                   (14,495)                        (14,495)
                                         ------    ----     -------      --------     ------   -------   --------
Balance at December 31, 1996...........  13,176     131      23,316       (29,484)      (475)   (1,044)    (7,081)
Issuance of common stock -- conversion
  of debentures........................     643       7       1,529                                         1,536
Issuance of shares as payment of
  interest.............................      69       1         224                                           225
Sale of treasury stock.................      25                  45                       35        55        100
Exercise of warrants of convertible
  debentures...........................      22                  72                                            72
Stock options exercised................      95       1         303                                           304
Net loss for the year ended December
  31, 1997.............................                                   (15,013)                        (15,013)
                                         ------    ----     -------      --------     ------   -------   --------
Balance at December 31, 1997...........  14,030     140      25,489       (44,497)      (440)     (989)   (19,857)
Issuance of common stock -- conversion
  of notes payable.....................     110       1         213                                           214
Issuance of shares as payment of
  interest.............................     263       3         592                                           595
Issuance of common stock -- settlement
  of trade payables....................      40                  55                                            55
Deferred debt discount on warrants
  issued with convertible debentures...                       2,264                                         2,264
Net loss for the year ended December
  31, 1998.............................                                   (12,724)                        (12,724)
                                         ------    ----     -------      --------     ------   -------   --------
Balance at December 31, 1998...........  14,443    $144     $28,613      $(57,221)      (440)  $  (989)  $(29,453)
                                         ======    ====     =======      ========     ======   =======   ========

         The accompanying notes are an integral part of this statement.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities
  Net loss.................................................  $(12,724)   $(15,013)   $(14,495)
  Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization.........................     1,774       1,733       1,906
     Provision for losses on accounts receivable...........      (262)        118         144
     Provision for loss on investment......................                               500
     (Gain) loss on disposal of assets.....................       170          38      (1,000)
     Changes in assets and liabilities
       Accounts receivable.................................    (1,115)         45       1,319
       Inventories.........................................    (3,898)      1,302       3,958
       Prepaid insurance and other current assets..........       126         165         (96)
       Accounts payable....................................    (4,197)      1,851       1,029
       Deferred gain.......................................    (1,900)
       Accrued expenses....................................    (2,665)      4,553       2,913
                                                             --------    --------    --------
     Total adjustments.....................................   (11,967)      9,805      10,673
                                                             --------    --------    --------
     Net cash used in operating activities.................   (24,691)     (5,208)     (3,822)
                                                             --------    --------    --------
Cash flows from investing activities
  Capital expenditures.....................................    (1,545)        (85)       (390)
  Net proceeds from sale of assets.........................        96
  Collection of notes receivable...........................                 1,000
                                                             --------    --------    --------
     Net cash (used in) provided by investing activities...    (1,449)        915        (390)
                                                             --------    --------    --------
Cash flows from financing activities
  Proceeds from issuance of notes payable..................  $  6,495    $  3,881    $     25
  Proceeds from issuance of common stock...................                               318
  Reissuance of treasury stock.............................                    70
  Payments to Department of Justice........................      (178)
  Bank overdraft...........................................      (159)       (127)         73
  Due to banks.............................................    (2,476)
  Payments to minority stockholders........................                              (206)
  Proceeds from issuance of convertible subordinated
     debentures............................................    25,800                   2,500
  Proceeds from exercise of stock options and warrants.....                   305         153
  Proceeds from exercise of warrants.......................                    72       1,369
  Deferred private offering costs..........................    (1,518)                   (255)
                                                             --------    --------    --------
     Net cash provided by financing activities.............    27,964       4,201       3,977
                                                             --------    --------    --------
     NET (DECREASE) INCREASE IN CASH AND CASH
       EQUIVALENTS.........................................     1,824         (92)       (235)
Cash and cash equivalents at beginning of year.............        26         118         353
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $  1,850    $     26    $    118
                                                             ========    ========    ========

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                            YEAR ENDED DECEMBER 31,
                                 (IN THOUSANDS)

Supplemental disclosures of noncash activities:

Year ended December 31, 1998

     1. The Company issued 262,836 shares of common stock as payment for $593,313 in accrued interest.

     2. The Company reissued 20,000 shares of common stock as payment for $25,000 in legal fees and 20,000 shares of common stock as payment for $30,000 in trade payables.

     3. The Company issued 110,658 shares of common stock as payment of outstanding notes payable in amounts of $214,000 and $1,782 in accrued interest.

     4. The Company issued approximately 4,202,020 warrants (Note A) and 1,009,909 warrants (Note A) valued and recorded in aggregate as $3,118,000 of unamortized debt discount and a reduction in the related amount of the obligation.

Year ended December 31, 1997

     1. The Company issued 642,407 shares of common stock to Zatpack, Inc. as payment for an outstanding note payable in the amount of $1,536,000.

     2. The Company reissued 25,000 shares of treasury stock as payment for $30,000 in consulting fees and the receipt of $70,000 in cash.

     3. The Company issued 25,000 shares of common stock as payment for $225,452 in accrued interest.

     4. The Company recorded the satisfaction of $1,400,000 of subordinated promissory notes, related accrued interest of $200,000 and accounts payable of $300,000 due to Mallinckrodt, in lieu of Mallinckrodt paying $1,900,000 owed to the Company as described in Note E.

Year ended December 31, 1996

     1. The issuance of 3,504,000 shares of the Company's common stock upon conversion of $6,759,000 of convertible subordinated debentures is included in common stock and additional paid-in capital.

     2. The valuation of the warrants issued in 1996 of $355,000 with convertible subordinated debentures is included in additional paid-in capital.

     3. The issuance in 1996 of 59,550 shares of the Company's common stock is valued at $318,000 in connection with litigation settlements.

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE A -- SUMMARY OF ACCOUNTING POLICIES

     Halsey Drug Co., Inc. (the "Company"), a New York-based corporation established in 1935, and its subsidiaries are engaged in the manufacture, sale and distribution of generic drugs. The Company sells its generic drug products under its Halsey label and under private-label arrangements with drug store chains and drug wholesalers throughout the United States.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

  1.  Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, Blue Cross Products Co., Inc., Houba, Inc., Halsey Pharmaceuticals, Inc., and Indiana Fine Chemicals Corporation, The Medi-Gum Corporation (100% owned). The Medi-Gum Corporation and Halsey Pharmaceuticals have not commenced operations. All material intercompany accounts and transactions have been eliminated.

  2.  Liquidity Matters

     As of December 31, 1998, the Company has a working capital deficiency of approximately $6,665,000, has an accumulated deficit of approximately $57,221,000 and has incurred a loss of approximately $12,724,000 for the year then ended.

     On March 10, 1998, the Company completed a private offering (the "Offering") of securities to an investor group ("Galen") consisting of 5% convertible senior secured debentures due March 15, 2003, and common stock purchase warrants (with a 5 year life) exercisable for 2,101,010 shares of the Company's common stock at an exercise price of $1.50 and 2,101,010 shares at an exercise price of $2.375. The unamortized discount resulting from the issuance of such warrants ($2,618,000) has Been recorded as a reduction of the related obligation. The net proceeds to the Company from the Offering, after the deduction of related offering expenses, was approximately $19.6 million. In addition, in accordance with the terms of the private offering, during June 1998, Galen invested an additional $5 million in the Company in exchange for debentures and warrants having terms identical to those issued in the Offering.

     The net proceeds from the Offering and the additional investment have primarily been used to satisfy a substantial portion of the Company's liabilities and accounts payable. Such liabilities include the full satisfaction of the Company's bank indebtedness and related fees, payment to the landlord of the Brooklyn facility and satisfaction of outstanding judgments and liens. Further, pursuant to agreements reached with other large creditors in anticipation of the completion of the offering, including the Company's landlord and the Department of Justice ("DOJ"), the Company has been able to bring these creditors current and bring the Company in compliance with installment payment agreements providing more favorable terms to the Company. The offering proceeds also allowed the Company to satisfy its outstanding state and Federal payroll tax obligations and meet current payroll tax obligations. The net proceeds from the exercise of the option were used to fund working capital, including the purchase of raw materials, payroll expenses and other Company expenses.

     The Company secured bridge financing from Galen and certain investors in the Offering in the aggregate amount of $9,504,111, funded through seven separate bridge loan transactions between the period from August through and including December 1998, as well as an additional bridge loan in March 1999 (collectively, the "Bridge Loans"). The Bridge Loans were consolidated on December 2, 1998 pursuant to an Amended, Restated and Consolidated Bridge Loan Agreement, as amended to permit the March 1999 bridge loan (the "Consolidated Bridge Loan"). The Consolidated Bridge Loan bears interest at 10% per annum, is

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
secured by a first lien on all of the Company's assets and has a maturity date of May 30, 1999. Approximately $9,120,000 in the principal amount of the Consolidated Bridge Loan was advanced by Galen with the balance of approximately $384,000 advanced by certain investors in the Offering. The Consolidated Bridge Loan is evidenced by 10% convertible senior secured promissory notes which are convertible at any time prior to maturity into shares of the Company's Common Stock at a conversion price of approximately $1.368 per share with respect to approximately $7,820,000 of such indebtedness, $1.331 per share with respect to approximately $284,000 of such indebtedness, and $1.197 per share with respect to approximately $1,400,000 of such indebtedness, for an aggregate of 7,099,338 shares of common stock (such conversion prices equal the fair market value of the Common Stock at the date of issuance of the convertible promissory notes). In addition, in consideration for the initial extension of the Bridge Loans and the extension of the maturity dates of the Bridge Loans pursuant to the consolidation of such loans on December 2, 1998, as amended to permit the March 1999 bridge loan, the Company issued common stock purchase warrants to Galen and the other investors in the Consolidated Bridge Loan, to purchase an aggregate of approximately 1,009,909 shares of the Company's common stock (representing warrants to purchase 50,000 shares of Common Stock for each $1,000,000 in principal amount of Bridge Loan having a term of 90 days from the date of the making of the Bridge Loan). The unamortized discount resulting form the issuance of such warrants ($500,000) has been recorded as a reduction of the related obligation. The Bridge Loan warrants are substantially identical to those issued by the Company in its Debenture and Warrant Offering completed on March 10, 1998.

     The Consolidated Bridge Loan was obtained by the Company in order to provide necessary working capital. In view of the Company's current cash reserves and projections for revenues through May 30, 1999, the Company will be unable to satisfy the Consolidated Bridge Loan in full at the stated maturity date of May 30, 1999. Galen, the holder of approximately 96% of such indebtedness, has indicated to the Company a willingness to cooperate in the restructuring of the indebtedness evidenced by the Consolidated Bridge Loan to extend the maturity date of such debt and/or convert the debt into common stock or longer-term convertible indebtedness. The terms of such restructuring will depend, to a large extent, on the terms and timing of any third-party investment, as described below. Accordingly, the terms of any such restructuring have yet to be agreed to by the parties and will be subject to the negotiation and preparation of definitive agreements.

     The Company is in preliminary discussions with an unaffiliated third party concerning the terms of a proposed investment in the Company in an amount of up to $15 million, to be funded in three equal increments based on the achievement of certain milestones. The structure of the investment will likely take the form of convertible debentures and common stock purchase warrants, similar in many respects to the debentures and warrants issued by the Company in its March 10, 1998 offering. The discussions with this third-party investor are in the preliminary stages and no assurance can be given that final terms acceptable to the Company will result and/or that if consummated, that the Company will be successful in achieving the milestones necessary to fund all or any portion of the proposed investment.

     In the event the Company is successful in restructuring the Consolidated Bridge Loan and completing the third-party investment of the type and size described above, the Company will have sufficient cash reserves to satisfy its working capital requirements for at least the next twelve months. The Company is also seeking to secure a senior revolving line of credit from a banking institution. There can be no assurance, however, that the Company will be able to obtain such third-party investment or a bank facility. If the Company is unable to complete the third-party investment described above or obtain other sources of working capital, including a bank line of credit or proceeds from the issuance of debt and/or equity securities, the Company's cash reserves will be sufficient to satisfy the Company's working capital requirements for approximately two to three months. Failure to obtain a third-party investment of the type described above, a bank line of credit or alternative sources of financing of a comparable amount in the near term will materially adversely affect the Company's working capital position and financial condition and results of operations.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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

Buildings...................................................    25 years
Machinery and equipment.....................................  5-10 years
Leasehold improvements......................................  5-10 years

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

  6.  Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid no substantial income taxes for the years ended December 31, 1998, 1997 and 1996. In addition, the Company paid interest of approximately $1,946,000, $1,113,000, $1,173,000, respectively, for the years ended December 31, 1998, 1997 and 1996.

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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

  10.  Stock-Based Compensation

     The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," and continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock (Note K).

     Equity instruments issued to nonemployees in exchange for goods and/or services are accounted for under the fair value method of SFAS No. 123.

  11.  New Pronouncements

     Earnings (Loss) Per Share

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires public companies to present basic earnings (loss) per share and, if applicable, diluted earnings per share. All comparative periods have been restated in accordance with SFAS No. 128.

     The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is equal to basic earnings per share for all years presented as the effect of other potentially dilutive securities would be antidilutive.

     Reporting Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which is effective for the Company's year ended December 31, 1998. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share is only reported for net income and not for comprehensive income and its components. At December 31, 1998, 1997 and 1996, the Company had no items of other comprehensive income.

  12.  Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 presentations to conform to the 1998 presentation.

NOTE B -- FAIR VALUE OF FINANCIAL INSTRUMENTS

  Long-term and Short-term Debt and Convertible Subordinated Debentures

     The fair value of the Company's long-term and short-term debt and convertible subordinated debentures is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same outstanding maturities. Accordingly, the carrying amount of these financial instruments approximates their fair value at December 31, 1998 and 1997.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

NOTE C -- INVENTORIES

     Inventories consist of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
                                                               (IN THOUSANDS)
Finished goods..............................................  $2,675    $  789
Work-in-process.............................................   1,166       263
Raw materials...............................................   2,513     1,404
                                                              ------    ------
                                                              $6,354    $2,456
                                                              ======    ======

NOTE D -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Machinery and equipment.....................................  $12,278    $11,478
Leasehold improvements......................................    6,103      5,967
Building....................................................      747        997
Land........................................................       44        265
                                                              -------    -------
                                                               19,172     18,707
Less accumulated depreciation and amortization..............   14,385     14,077
                                                              -------    -------
                                                              $ 4,787    $ 4,630
                                                              =======    =======

     Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was approximately $1,122,000, $1,640,000, and $1,562,000, respectively.

NOTE E -- DEBT

  Due to Banks

     At December 31, 1997 the Company had $2,476,000 under a line of credit agreement with three participating banks for which the average borrowing rate for the year then ended was 11.9 %. The agreement contained certain financial covenants, for which the Company was not in compliance at December 31, 1997. During March 1998, the Company completely satisfied its bank indebtedness and terminated the line of credit agreement with its banks.

  Notes Payable

     At December 31, 1998 and 1997, notes payable consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998       1997
                                                              -------    ------
                                                               (IN THOUSANDS)
Unsecured promissory demand notes...........................  $ 2,817
Subordinated promissory notes...............................             $4,825
Bridge Loans (Note A).......................................    7,533
                                                              -------    ------
                                                              $10,350    $4,825
                                                              =======    ======

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

     During 1997, the Company borrowed from and issued to several debenture holders and shareholders unsecured, demand promissory notes in the amount of $1,125,000, bearing interest at 12% per annum, with interest payable quarterly. These notes were paid in full in 1998.

     During the period from May 1997 through July 1997, the Company borrowed approximately $3 million from Mylan Laboratories, Inc. ("Mylan") pursuant to five unsecured, demand promissory notes. The advances made by Mylan Laboratories, Inc. were part of a proposed investment by Mylan in the Company, including the proposed purchase of the Company's Houba Indiana facility as well as a partial tender offer for the Company's common stock. The Company used the proceeds of these borrowings for working capital. To date, $236,000 has been paid by the Company to Mylan against such indebtedness in the form of product deliveries to Mylan. Pursuant to an agreement reached between the parties, the Company is required to satisfy interest on the outstanding indebtedness on an annual basis while the indebtedness remains outstanding and to satisfy the principal amount of such indebtedness in the form of product deliveries to Mylan until such time as the indebtedness is satisfied in full. In 1998, the Company, in exchange for extending the loan, agreed to grant a warrant to purchase 50,000 shares of the Company's common stock at a price of $1.94 per share. Additionally, the Company began reducing the loan by supplying product to Mylan. At December 31, 1998, the loan balance was $2,817,000.

     During the fourth quarter of 1997, the Company received $500,000 from an investor of a proposed joint venture, a demand promissory note bearing interest at 10% per annum which was secured by the property of Houba. In addition, as part of a proposed financing agreement, the Company received $200,000 as a promissory note bearing interest at 8% per annum during the fourth quarter of 1997. Both of these promissory notes were paid in full in 1998.

NOTE F -- CONVERTIBLE SUBORDINATED DEBENTURES AND STOCK WARRANTS

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

     On July 18, 1995, the Company issued 408 units, at $10,000 per unit, in a private placement of its securities ("July Private Placement"). Each unit consisted of: (i) a 10% convertible subordinated debenture due July 18, 2000 in the principal amount of $10,000, interest payable quarterly, and convertible into shares of the Company's common stock at a conversion price of $2.00 per share, subject to antidilution provisions, and (ii) 750 redeemable common stock purchase warrants ("warrants"). Each warrant entitled the holder to purchase one share of common stock for $2.00, subject to adjustment during the five-year period commencing July 18, 1995. The warrants were redeemable by the Company at a price of $.01 per warrant at any time commencing July 18, 1996, provided that at July 18, 1996, the fair market value of the Company's common stock equals or exceeds $2.00 per share for the 20 consecutive trading days ending on the third day prior to the notice of redemption to the holders of the warrant. The debentures were converted into 2,040,000 shares of common stock in August 1996.

     On November 29, 1995, the Company issued 366 units, at $10,000 per unit, in a private placement of its securities ("November Private Placement"). Each unit consisted of (i) a 10% convertible subordinated debenture due November 29, 2000 in the principal amount of $10,000, interest payable quarterly, and convertible into shares of the common stock, at a conversion price of $2.50 per share, subject to dilution, and (ii) 600 redeemable common stock purchase warrants. The terms and conditions of the warrants issued in connection with the November Private Placement are similar to those issued in the July Private Placement,

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
except that the exercise price of the warrant pursuant to the November Private Placement is $2.50 per share. These debentures were converted into 1,464,000 shares of common stock in December 1996.

     On August 6, 1996, the Company issued 250 units, at $10,000 per unit, in a private placement of its securities ("August Private Placement"). Each unit consisted of: (i) a 10% convertible subordinated debenture due August 6, 2001 in the principal amount of $10,000, interest payable quarterly, and convertible into shares of the Company's common stock at a conversion price of $3.25 per share, subject to dilution, and (ii) 750 redeemable common stock purchase warrants ("warrants"). Each warrant entitled the holder to purchase one share of common stock for $3.25, subject to adjustment during the five-year period commencing August 6, 1996. Pursuant to the agreement, the Company was required to establish an escrow account to repay interest in the outstanding convertible debenture, which was fully paid during 1997.

NOTE G -- ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
                                                               (IN THOUSANDS)
Payroll taxes payable (Note H)..............................  $1,714    $3,290
Interest....................................................     619     1,018
Professional fees...........................................     539       537
Accrued pension and welfare.................................      15       501
Medicaid rebates payable....................................     169       481
Accrued payroll.............................................      92       420
Directors' fees.............................................     126        90
New York State Department of Education......................     140       134
Medical claims..............................................     149
Commissions.................................................      30        42
Property taxes..............................................      94
Accrued chargeback liability................................      40
Accrued equipment purchase..................................      56
Other.......................................................     189       719
                                                              ------    ------
                                                              $3,972    $7,232
                                                              ======    ======

     At December 31, 1998, payroll taxes payable include approximately $1,373,000 and $275,000 of delinquent payroll taxes (including penalties and interest) due to the Internal Revenue Service and the State of New York, respectively, all of which liability was incurred in 1997 and 1996. The Company expects that the Federal liability will be substantially offset by income tax refund claims which were filed and are pending before the IRS. Until such time as the IRS completes its review, the Company has not recorded any expected tax refund claims. The Company has negotiated a payment plan with the State of New York and the balance will be paid by the end of 1999.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

NOTE H -- INCOME TAXES

     The actual income tax expense varies from the Federal statutory rate applied to consolidated operations as follows:

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                             1998                1997                1996
                                       ----------------    ----------------    ----------------
                                       AMOUNT       %      AMOUNT       %      AMOUNT       %
                                       -------    -----    -------    -----    -------    -----
                                                            (IN THOUSANDS)
Federal statutory rate...............  $(4,326)   (34.0)%  $(5,105)   (34.0)%  $(4,928)   (34.0)%
Loss for which no tax benefit was
  provided...........................    4,247     33.8      4,924     32.8      4,233     29.1
Losses of subsidiaries with no tax
  benefit............................                                              424      3.0
Amortization of Warrants.............                           24       .2         32       .2
Goodwill amortization................                           12       .1         73       .5
Department of Justice settlement.....       42       .1                             57       .4
Other................................       37       .1        145       .9        109       .8
                                       -------    -----    -------    -----    -------    -----
Actual tax expense...................  $    --       --%   $    --       --%   $    --       --%
                                       =======    =====    =======    =====    =======    =====

     The Company has net operating loss carryforwards aggregating approximately $45,572,700, expiring during the years 2011 through 2018. In addition, certain of the Company's subsidiaries filed separate Federal income tax returns in prior years and have separate net operating loss carryforwards aggregating approximately $4,062,758 expiring during the years 1999 through 2018.

     The tax loss carryforwards of the Company and its subsidiaries are subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company's ability to utilize net operating loss carryforwards included above each year. The amount of the limitation has not been quantified by the Company.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

     The components of the Company's deferred tax assets (liabilities), pursuant to SFAS No. 109, are summarized as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets
  Net operating loss carryforwards..........................  $ 21,831    $ 15,125
  Allowance for doubtful accounts...........................        75         304
  Research and development tax credit.......................       212         212
  Reserve for inventory.....................................       169         886
  Litigation settlement.....................................        73         195
  Rent......................................................       231         172
  Reserve for Medicaid......................................        71         209
  Capital loss carryforwards................................                   210
  Reserve for property, plant and equipment.................                   111
  Other.....................................................        15          24
                                                              --------    --------
     Gross deferred tax assets..............................    22,677      17,448
                                                              --------    --------
Deferred tax liabilities
  Depreciation..............................................      (332)       (828)
  Installment sale gain.....................................                  (798)
  Other.....................................................       (42)        (42)
                                                              --------    --------
                                                                  (374)     (1,668)
                                                              --------    --------
     Net deferred tax assets before valuation allowance.....    22,303      15,780
Valuation allowance.........................................   (22,303)    (15,780)
                                                              --------    --------
     Net deferred tax assets................................  $     --    $     --
                                                              ========    ========

     SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The valuation allowance at December 31, 1998 primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards.

NOTE I -- OTHER INCOME (EXPENSE)

  Cessation of California Operations

     During 1997, management decided to shut down its California operations which comprised two of its subsidiaries, Cenci Powder Products, Inc. and H.R. Cenci Laboratories, Inc. The Company had not incurred any significant costs to exit these operations other than minimal vacation compensation and salary paid to a former plant employee to manage the exit process. Continuing operating losses and the inability to leverage the manufacturing capacity were among factors considered by the Board and Management in their determination to cease such operations.

     At December 31, 1997, the net assets of H.R. Cenci Laboratories, Inc., consisted primarily of building, equipment and land with a net carrying value of $528,000 and inventory with a total net carrying value of $93,000. Accordingly, during 1997 the Company recorded a charge of $264,000 to reduce the fixed assets to their then estimated net realizable value, and a $93,000 charge to write off the remaining inventory. In 1998,

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
the Company disposed of the remaining assets and recorded a charge of $191,000. For the years ended December 31, 1998, 1997 and 1996, these subsidiaries, in aggregate, accounted for revenues of approximately $160,000, $495,000, and $290,000, respectively.

     On March 30, 1998, the Company completed the sale of substantially all of the non-real property assets of Cenci Powder Products to Zuellig Botanical. The purchase price for the assets consisted of the forgiveness by Zuellig Botanical of approximately $262,000 in indebtedness owed by Cenci Powder to Zuellig Botanical related to the purchase of raw materials. The Agreement provided further that Zuellig Botanical would satisfy the manufacture and delivery requirements of Cenci Powder at its facility located at Fresno, California, under an existing third party supply contract.

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

NOTE J -- PENSION EXPENSE

  1.  Management Pension Plan

     The Company had maintained a defined benefit plan covering substantially all nonunion employees which was terminated in November 1996. Subsequently, all Plan assets were converted to cash and held in a money market fund (to continue the Trust) from which all vested participant interests were to be paid. Based on information provided by the Company's actuary, the total liability of the Plan as of the plan year ended November 30, 1997 was $398, 281. The actuary determined that this amount was sufficient to pay the vested interests of all of the participants who were in the Plan as of November 30, 1996, and for any participants who had terminated with previously vested interests that had not yet been paid. Included in the Plan's assets as of November 30, 1997, were receivables from the Company and the Insurer for $54,631 and $57,468, respectively, which were subsequently paid in March 1998. No additional contributions were required to be paid to the Trust for the period ended November 30, 1997.

     In 1998 the Company received approval to terminate the Plan by the Pension Benefit Guarantee Corporation, all assets were distributed to the vested participants, the Trust was terminated and a final filing was made with the Internal Revenue Service.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

  2.  Employees' Pension Plan

     The Company contributed approximately $421,000, $407,000, and $492,000 in 1998, 1997 and 1996, respectively, to a multiemployer pension plan for employees covered by collective bargaining agreements. This plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total of the pension plan's net assets is not available from the plan's administrator.

     The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provision of the Act, if the plans terminate or the Company withdraws, the Company could be subject to a "withdrawal liability."

NOTE K -- STOCK OPTION PLAN

     In June 1998, the stockholders of the Company approved the adoption of a stock option and restricted stock purchase plan (the "1998 Option Plan"). The 1998 Option Plan replaces the 1995 Option Plan which was terminated in 1998. The 1998 Option Plan provides for the granting of (i) nonqualified options to purchase the Company's common stock at not less than the fair market value on the date of the option grant, (ii) incentive stock options to purchase the Company's common stock at not less than the fair market value on the date of the option grant and (iii) rights to purchase the Company's common stock on a "Restricted Stock" basis, as defined, at not less than the fair market value on the date the right is granted. As of December 31, 1998, there was no exercise of rights to purchase any common stock on a restricted stock basis. The total number of shares which may be sold pursuant to options and rights granted under the 1998 Option Plan is 2,600,000. No option can be granted under the 1998 Option Plan after April, 2008 and no option can be outstanding for more than ten years after its grant.

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

                                                            YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1998          1997          1996
                                                     ----------    ----------    ----------
                                                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss
  As reported......................................   $(12,724)     $(15,013)     $(14,495)
  Pro forma........................................    (13,663)      (15,323)      (14,180)
Loss per share
  As reported......................................   $   (.92)     $  (1.12)     $  (1.49)
  Pro forma........................................       (.98)        (1.14)        (1.46)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expenses related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 1998, 1997 and 1996, respectively: expected volatility of 67%, 65%, and 82% ; risk-free interest rates of 5.6%, 6.0%, and 6.6% ; and expected lives of 10 years, 4 years and 4.6 years. At the date of grant, all exercise prices equaled the market value of the stock.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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

     Transactions involving stock options are summarized as follows:

                                                                      WEIGHTED    WEIGHTED
                                                          STOCK       AVERAGE     AVERAGE
                                                         OPTIONS      EXERCISE      FAIR
                                                       OUTSTANDING     PRICE       VALUE
                                                       -----------    --------    --------
Balance at January 1, 1996...........................     600,500      $3.49
Granted..............................................     126,000       4.77
Exercised............................................     (49,159)      3.12
Cancelled............................................     (21,334)      4.39
                                                        ---------
Balance at December 31, 1996.........................     656,007       3.53
Exercised............................................     (89,300)      3.22       $3.39
Cancelled............................................     (84,968)      5.16        3.39
                                                        ---------
Balance at December 31, 1997.........................     481,739       3.60
                                                        =========
Granted..............................................   2,254,850       2.37        1.71
Cancelled............................................    (511,303)      3.16        2.08
                                                        ---------
Balance at December 31, 1998.........................   2,225,286       2.46
                                                        =========

     The following table summarizes information concerning currently outstanding and exercisable stock options:

                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                  ---------------------------------------   -------------------------
                                    WEIGHTED
                      NUMBER         AVERAGE     WEIGHTED       NUMBER       WEIGHTED
                  OUTSTANDING AT    REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
   RANGES OF       DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
EXERCISE PRICES        1998           LIFE        PRICE          1998         PRICE
---------------   --------------   -----------   --------   --------------   --------
 $1.19 - $2.00         70,000         8.10        $1.55          20,000       $1.97
  2.01 -  3.00      2,025,350         9.19         2.40         348,750        2.38
  3.01 -  4.88        129,936         7.32         3.86          80,036        3.74
                    ---------                                   -------
                    2,225,286                                   448,786
                    =========                                   =======

NOTE L -- COMMITMENTS

     The Company occupies plant and office facilities under noncancellable operating leases which expire in December 2005. These operating leases provide for scheduled base rent increases over the term of the lease, however, the total amount of the base rent payments will be charged to operations using the straight-line method over the term of the lease. The leases provide for payment of real estate taxes based upon a percentage of the annual increase. In addition, the Company rents certain equipment under operating leases, generally for terms of four years. Total rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $1,243,000, $884,000 and $659,000, respectively.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

     As of December 31,1998, the approximate minimum rental commitments under these operating leases are as follows:

                                                 (IN THOUSANDS)
Twelve months ending December 31,
  1999.........................................      $1,023
  2000.........................................       1,075
  2001.........................................       1,128
  2002.........................................       1,186
  2003 and thereafter..........................       3,921
                                                     ------
     Total minimum payments required...........      $8,333
                                                     ======

  Employment Contracts

     During March 1998, the Company entered into employment contracts with each of two new officers/employees of the Company which cover a five-year and a three-year period, respectively. The contracts provide for, among other things:
(i) annual salaries of $170,000 and $140,000 to be paid over the five-year and three-year periods, respectively and (ii) an aggregate of 1,300,000 options (included in the 1998 grants -- Note K) to purchase the Company's stock at an exercise price of $2.38 per common share that vest evenly over a three-to-five-year service period and expire in ten years.

NOTE M -- CONTINGENCIES

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

     On October 23, 1996, the Company withdrew four of its Abbreviated New Drug Applications ("ANDAs") including its ANDA for acetaminophen/oxycodone capsules (the "Capsule ANDA"), and halted sales of the affected products. The Company instituted the withdrawal at the suggestion of the FDA and in anticipation of its release from the FDA's Application Integrity Policy ("AIP"). The FDA has placed the Company on the AIP, in October 1991, in connection with its investigation of the Company's operations which culminated in the 1993 consent decree. Under the AIP, the FDA suspended all of the parent company's (i.e., Halsey Drug Co.'s) applications for new drug approvals, including ANDAs and supplements to ANDAs. At the FDA's suggestion, the Company retained outside consultants to perform validity assessments of its drug applications. Thereafter, in October 1996, the FDA recommended that several applications, including the Capsule ANDA, be withdrawn. As a basis of its decision, the FDA cited questionable and incomplete data submitted in connection with the applications. The FDA indicated that withdrawal of the four ANDAs was necessary for the release of the Company from the AIP. The FDA further required submission by the Company of a Corrective Action Plan. Said Plan was prepared and submitted by the Company and accepted by the FDA during 1997.

     On December 19, 1996, the FDA released the Company from the AIP. As a consequence, for the first time since October 1991, the Company was permitted to submit ANDAs to the FDA for review. Since its release from the AIP in December 1996, through the fiscal year ended December 31, 1998, the Company submitted thirteen ANDAs for review by the FDA, including a new ANDA with respect to the Capsules. During the period from the Company's release from the AIP to March 15, 1999, the Company received six ANDA approvals, all of which relate to ANDA filings made with the FDA subsequent to the Company's release from the AIP.

     As of March 15, 1999, the Company had submitted one additional ANDA for review by the FDA in fiscal 1999 and anticipates the submission of five additional ANDAs during the balance of fiscal 1999.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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

     On June 21, 1993, the Company entered into a Plea Agreement with the DOJ to resolve the DOJ's investigation into the manufacturing and record keeping practices of the Company's Brooklyn plant. Under the terms of the Plea Agreement, the Company agreed to plead guilty to five counts of adulteration of drug products shipped in interstate commerce. Each count involved product adulteration, and record keeping deficiencies relating to a single drug product, Quinidine Gluconate (324mg tablets), manufactured at the Brooklyn plant. The Plea Agreement also required the Company to pay a fine of $2,500,000 over five years in quarterly installments of $125,000, commencing on or about September 15, 1993. The Company's plea was entered and the terms of the Plea Agreement were approved by the United States District Court for the District of Maryland on July 13, 1993. As of February 28, 1998, the Company was in default of the payment terms of the Plea Agreement and had made payments aggregating $350,000. On March 27, 1998, the Company and the DOJ signed the Letter Agreement serving to amend the Plea Agreement relating to the terms of the Company's satisfaction of the fine assessed under the Plea Agreement Specifically, the Letter Agreement provided that the Company will satisfy the remaining $2,150,000 of the fine through the payment of $25,000 on a monthly basis commencing June 1, 1998, plus interest on such outstanding balance (at the rate calculated pursuant to 28 U.S.C Section 1961)(currently 5.319%). Such payment schedule will result in the full satisfaction of the DOJ fine in December, 2005. The Letter Agreement also provides certain restrictions on the payment of salary or compensation to any individual in excess of $150,000 without the written consent of the United States District Court for the District of Maryland, subject to certain exceptions. In addition, the Letter Agreement requires the repayment of the outstanding fine to the extent of 25% of the Company's after-tax profit or the remaining balance owed and 25% of the net proceeds received by the Company on any sale of a capital asset for a sum in excess of $10,000. If, at any time, the Company does not make the payments required under the Letter Agreement in a timely fashion, the United States will be free to declare that the fine is delinquent and/or in default, and exercise all legal process to immediately collect the full amount of the fine, interest and applicable penalties.

     By letter dated October 23, 1995, the Company was notified by the New York State Education Department (the "Department") that the Professional Conduct Officer of the Office of Professional Discipline had determined that there was sufficient evidence of professional misconduct on the Company's part to warrant a disciplinary proceeding pursuant to New York law. Upon contacting the Deputy Director of the Office of Professional Discipline, counsel for the Company was advised that the alleged misconduct related to the same activities that were the subject of the DOJ investigation, indictment and plea. The Company submitted a written response on November 16, 1995. The Company and the Department have agreed to the entry of a Consent Order concluding any disciplinary proceedings. The Company will pay $175,000 in fines over five years. In addition, the Company's registration as a manufacturer of drugs in New York State is revoked, but such revocation is stayed and the Company has been placed on probation for a maximum of five years. The Company has the right to apply for removal from probation after two years. At December 31, 1998, the Company is current in its payment obligations with a remaining obligation of $140,000.

     The Company's Common Stock is listed on the American Stock Exchange (the "Exchange") under the symbol "HDG."

     The Company does not meet certain of the Exchange's criteria for continued listing. Accordingly, there can be no assurance that the Company's common stock will remain listed on the Exchange or that the Exchange will not commence a review of the Company's continued listing eligibility. If the Common Stock should become delisted from the Exchange, trading, if any, in the Common Stock would continue on the OTC

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

Bulletin Board, an NASD-sponsored inter-dealer quotation system, or in what is commonly referred to as the "Pink Sheets." In such event, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock.

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

  Other Legal Proceedings

     Beginning in 1992, actions were commenced against the Company and numerous other pharmaceutical manufacturers in the Pennsylvania Court of Common Pleas, Philadelphia Division, in connection with the alleged exposure to diethylstilbestrol ("DES"). The defense of all of such matters was assumed by the Company's insurance carrier, and a substantial number have been settled by the carrier. Currently, five actions remain pending with the Company as a defendant, and the insurance carrier is defending each action. Similar actions were brought in Ohio, and have been dismissed based on Ohio law. The Company and its legal counsel do not believe any of such actions will have a material impact on the Company's financial condition.

     The Company has been named as a defendant in four additional actions, each of which has been referred to the Company's carrier and has been accepted for defense. The first action, Alonzo v. Halsey Drug Co., Inc. and K-Mart Corp., No. 64DOT-95111-CT-2736 (Indiana Superior Court, Porter County), was commenced on November 5, 1995 and involves a claim for unspecified damages relating to the alleged ingestion of "Doxycycline 100." At this early stage of the proceedings, the Company is unable to predict with any degree of certainty the likely outcome of these claims and whether they will have a material adverse effect on the Company's financial condition. The second action, Files v. Halsey Drug Co., Index No. 198787193 (New York Supreme Court, Suffolk County), commenced on September 16, 1993, seeking $10,000,000 in damages for wrongful death allegedly caused by the ingestion of Isoniazid. Halsey has been dismissed from this action on motion for summary judgment. The third and fourth actions, entitled Hunt v. Halsey Drug Co., Inc., and McCray v. Halsey Drug Co., Inc. (New York State Supreme Court, Kings County), were commenced on October 21, 1993, seeking the recovery of $8,000,000 for alleged personal injuries suffered by two Wells Fargo security guards who responded to an alarm and were shot, resulting in the death of one and the injury to the other. The Company's insurance carrier and the plaintiffs in these matters have agreed in principle to a settlement providing for the payment by the Company's insurance carrier of the sum of $600,000 to the estate of John McCray and the sum of $150,000 to Joseph Hunt in full and final settlement of all their respective claims against the Company.

     The Company has been named as a defendant in a complaint filed with the United States District Court, Eastern District of New York, on June 30, 1998 (the "Complaint") by Quality Products and Services, L.L.C. The Complaint alleges the existence of a Joint Venture Agreement between the Plaintiff and the Company concerning the development, manufacture and marketing of a single product. The Complaint also alleges that the Company has breached the Agreement by failing to satisfy its respective obligations defined in the Agreement. The Complaint seeks monetary damages of approximately $20 million. The Company believes that the allegations contained in the Complaint are without basis in fact, and that it has meritorious defenses to each of the allegations. The Company has retained counsel and intends to vigorously defend this action. This matter is currently in discovery. The Company has filed a third-party complaint against Rosendo Ferran, the Company's former President, in connection with the Complaint.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

     The Company has been named as a defendant in an action in Suffolk County, New York, by Designed Laboratories, Inc., for construction work allegedly performed at the Company's facilities in Brooklyn. Plaintiff is seeking approximately $148,000. The Company has no records of work being performed by this entity, and is therefore defending the action.

     The Company's former President, Rosendo Ferran, has instituted an arbitration against the Company, seeking sums alleged due under his employment contract in the amount of $225,000, deferred salary in the approximate amount of $100,000, and unspecified damages upon allegations of age, ethnic and religious discrimination. The Company believes it has meritorious defenses to the allegations claimed in the arbitration. The Company and its legal counsel do not believe this claim will have a material adverse effect on the Company's financial condition.

NOTE N -- SIGNIFICANT CUSTOMERS AND SUPPLIERS

     The Company sells its products to a large number of customers who are primarily drug distributors, drugstore chains and wholesalers and are not concentrated in any specific region. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. During 1998, the Company had net sales to one customer in excess of 10% of total sales, aggregating 11.5% of total sales. During 1997, the Company had net sales to two customers in excess of 10% of total sales. One customer (Mallinckrodt) accounted for 22.1% of total sales and another customer (Warner Chilcott) accounted for 10% of total sales. During 1996, the Company had net sales to one customer aggregating 10% of total sales.

     During 1998 and 1997, the Company purchases approximated $2,583,000 and $1,187,000, respectively, representing approximately 29% and 25%, respectively, of total purchases for those years.

NOTE O -- SUBSEQUENT EVENTS

  Lease of Congers, New York Facility

     Effective March 22, 1999, the Company leased, as sole tenant, a pharmaceutical manufacturing facility located in Congers, New York (the "Congers Facility") from Par Pharmaecutical, Inc. ("Par") pursuant to an Agreement to Lease (the "Lease"). The Congers Facility contains office, warehouse and manufacturing space and is approximately 35,000 square feet. The Lease provides for a term of three years, with a two-year renewal option and provides for annual fixed rent of $500,000 per year during the primary term of the Lease and $600,000 per year during the option period. The Lease also covers certain manufacturing and related equipment previously used by Par in its operations at the Congers Facility (the "Leased Equipment"). In connection with the execution of the Lease, the Company and Par entered into a certain Option Agreement pursuant to which the Company may purchase the Congers Facility and the Lease Equipment at any time during the lease term for $5 million.

     As part of the execution of the Lease, the Company and Par entered into a certain Manufacturing and Supply Agreement (the "M&S Agreement") having a term of two years. The M&S Agreement provides for the Company's contract manufacture of certain designated products manufactured by Par at the Congers Facility prior to the effective date of the Lease. The M&S Agreement also provides that Par will purchase a minimum of $1,150,000 in product during the initial 18 months of the Agreement. The M&S Agreement further provides that the Company will not manufacture, supply, develop or distribute the designated products to be supplied by the Company to Par under the M&S Agreement to or for any other person for a period of three years.

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We have issued our report dated March 5, 1999, accompanying the consolidated financial statements included in the Annual Report of Halsey Drug Co., Inc. on Form 10-K for the year ended December 31, 1998. We hereby consent to the incorporation by reference of said report in the Registration Statements of Halsey Drug Co., Inc. on Form S-8 (File No. 33-98396, effective October 19,
1995).

                                          GRANT THORNTON LLP

New York, New York
March 5, 1999

                                EXHIBIT INDEX


                                  Exhibit 3.1

                 Certificate of Incorporation and amendments


                                  Exhibit 3.3

                               Restated By-Laws


                                  Exhibit 10.45

      [Amended, Restated and Consolidated Bridge Loan Agreement dated as of
      December 2, 1998 between the Company, Galen Partners III, L.P., Galen
         Partners International III, L.P., Galen Employee Fund III, L.P.
                        and the other signatures thereto]


                                  Exhibit 10.46

  [First Amendment to Amended, Restated and Consolidated Bridge Loan Agreement
        dated December 7, 1998 between the Company and the lenders listed on the signature page thereto]


                                  Exhibit 10.47

        [Second Amendment to Amended, Restated, Consolidated Bridge Loan
            Agreement dated March 8, 1999 between the Company and the
                 lenders listed on the signature pages thereto]


                                  Exhibit 10.48

             [Form of 10% Convertible Secured Note due May 30, 1999]


                                  Exhibit 10.49

     [Form of Common Stock Purchase Warrant issued pursuant to the Amended,
                Restated and Consolidated Bridge Loan Agreement]


                                  Exhibit 10.50

     [Amended and Restated General Security Agreement dated December 2, 1998 between the Company and Galen Partners III, L.P., as Agent]


                                  Exhibit 10.51

     [Subordination Agreement dated December 2, 1998 between the Registrant and Galen Partners III, L.P., as Agent]

                                  Exhibit 10.52

[Agency Letter Agreement dated December 2, 1998 by and among the lenders a party to the Amended, Restated and Consolidated Bridge Loan Agreement, as amended]


                                  Exhibit 10.53

                [Lease Agreement dated March 17, 1998 between the
                    Registrant and Par Pharmaceuticals Inc.]


                                  Exhibit 10.54

 [Lease Agreement dated September 1, 1998 between the Registrant and Crinson Ridge Partners]


                                  Exhibit 10.55

        [Manufacturing and Supply Agreement dated March 17, 1999 between the Company and Par Pharmaceuticals Inc.]


                                  Exhibit 10.56

                 [Halsey Drug Co., Inc. 1998 Stock Option Plan]


                                  Exhibit 23.1

    [Consent of Grant Thornton LLP, independent certified public accountants]


                                   Exhibit 27

 [Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for informational purposes only and not filed]