Form 10-K/A
period 1998-12-31
HALSEY DRUG CO INC/NEW
filed 1999-04-28
CIK 786947

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (815) 399-2060

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF EACH CLASS:                     NAME OF EACH EXCHANGE ON WHICH REGISTERED:
               --------------------                     ------------------------------------------
          COMMON STOCK, PAR VALUE $0.01                        THE AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1999 the registrant had 14,260,711 Common Stock, par value $0.01, outstanding. Based on the closing price of the Common Stock on March 15, 1999 ($1 3/16), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,890,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                        PAGE
                                                                        ----
PART III
Item 10.  Directors and Executive Officers of the Registrant..........    3
Item 11.  Executive Compensation......................................    5
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................    8
Item 13.  Certain Relationships and Related Transactions..............   10

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Report under the captions Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 1, "Business", Item 3, "Legal Proceedings" and elsewhere in this Report constitute forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Halsey Drug Co., Inc. ("Halsey" or the "Company"), or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the generic pharmaceutical manufacturing industry; regulatory obstacles to the introduction of new products that are important to the Company's growth; availability of qualified personnel; the loss of any significant customers; and other factors both referenced and not referenced in this Report. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:

             NAME                AGE                          POSITION
             ----                ---                          --------
William Skelly.................  48     Chairman of the Board
Michael K. Reicher.............  52     President, Chief Executive Officer and Director
Alan J. Smith, Ph.D. ..........  66     Director and Consultant
William A. Sumner..............  61     Director
Bruce F. Wesson................  56     Director
Srini Conjeevaram..............  40     Director
Zubeen Shroff..................  34     Director
Peter A. Clemens...............  46     Vice President, Chief Financial Officer and Director
Stephanie Heitmeyer............  53     Vice President -- Sales
Jeryl Driggin Rubin............  43     Vice President, Corporate Compliance
Carol Whitney..................  52     Vice President of Administration
Robert Seiser..................  35     Corporate Controller and Treasurer

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

     ZUBEEN SHROFF has been a director of the Company since June 1998. Mr. Shroff is a General Partner of Galen Partners III, L.P. He joined Galen Associates, a health care venture firm, in January 1997 from The Wilkerson Group, a leading provider of management consulting services to the health care industry. Prior to The Wilkerson Group, he worked for Schering-Plough International from 1989 to 1993 in a variety of staff and line management positions and as head of Schering-Plough France's biotech franchise. Mr. Shroff received a Bachelor of Science in Biological Sciences from Boston University in 1986 and a Masters of Business Administration from The Wharton School in 1988.

     PETER A. CLEMENS has been Vice President and Chief Financial Officer of the Company since February 1998 and a director of the Company since June 1998. From February, 1988 until joining the Company, Mr. Clemens was employed by TC Manufacturing Co., Inc. ("TC") who, through its various subsidiaries and divisions, manufactures generic pharmaceuticals, industrial coatings and flexible packaging. Mr. Clemens was TC's President from February, 1996 through February, 1998. Prior to that time, he held the position of Vice President and Chief Financial Officer.

     STEPHANIE HEITMEYER has been Vice President -- Sales since March 1998. Prior to joining the Company, Ms. Heitmeyer served as Senior Manager, National Accounts of Mylan Laboratories, Inc., a pharmaceutical manufacturer, and prior to that, served as Corporate Account Manager, Managed Healthcare Specialist of Amgen Pharmaceuticals.

     JERYL DRIGGIN RUBIN has been Vice President, Corporate Compliance since May 1998. From 1979 until joining the Company, Ms. Rubin was employed by Ganes Chemicals, Inc., a pharmaceutical manufacturer located in Carlstadt, New Jersey. Ms. Rubin served as Vice President, Quality Assurance & Regulatory Affairs for Ganes from 1993 to April 1998. Prior to that time, Ms. Rubin held the positions of Director of Marketing & Regulatory Affairs, Director of Marketing and Assistant Product Manager. Ms. Rubin holds a MS degree in Basic Medical Science and is a member of the Drug Chemical and Allied Trade Association Board of Directors.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Common Stock of the Company, to file reports of ownership and changes of ownership with the Commission and the AMEX. Copies of all filed reports are required to be furnished to the Company pursuant to
Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes the Directors, executive officers and greater than ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements during the year ended December 31, 1998 except that (i) one Form 4 Statement of Changes in Beneficial Ownership filing by Mr. Skelly with respect to one transaction was filed late and (ii) two Form 4 Statement of Changes in Beneficial Ownership filings in respect of two transactions in the case of each of Messrs. Reicher, Clemens and Smith were filed late.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth a summary of the compensation paid by the Company for services rendered in all capacities to the Company during the fiscal years ended December 31, 1998, 1997 and 1996 to the Company's President and Chief Executive Officer and each of the Company's executive officers (the "named executive officers") whose total annual compensation for 1998 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM COMPENSATION
                                                                          -------------------------
                                          ANNUAL COMPENSATION             SECURITIES
                                 --------------------------------------   UNDERLYING
                                                           OTHER ANNUAL     STOCK       ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR    SALARY    BONUS   COMPENSATION    OPTIONS     COMPENSATION
---------------------------      ----   --------   -----   ------------   ----------   ------------
Michael Reicher(1).............  1998   $146,057     0       $     --     1,000,000      $     --
  President and Chief Executive
  Officer
Peter Clemens..................  1998    116,846     0       $     --       300,000      $     --
  Vice President and Chief
  Financial Officer

---------------
(1) Messrs. Reicher and Clemens were appointed President and Chief Executive Officer, and Vice President and Chief Financial Officer, respectively, effective February 19, 1998.

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

EMPLOYMENT AGREEMENTS

     Michael K. Reicher is employed pursuant to an Employment Agreement effective as of March 10, 1998, which provides that Mr. Reicher will serve as the Company's President and Chief Executive Officer for a term of five years. The Agreement provides for an annual base salary of $175,000 plus the payment of an annual bonus to be determined based on the satisfaction such targets, conditions or parameters as may be set from time to time by the Compensation Committee of the Board of Directors of the Company. No bonus was paid for fiscal 1998. The Employment Agreement also provides for the grant of stock options to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $2.375 per share (representing the closing price for the Company's common stock as reported by the AMEX on the day preceding the grant of the option), which options vest in equal increments of 62,500 option shares at the end of each quarterly period during the term of the Agreement (as such vesting schedule may be amended by mutual agreement between Mr. Reicher and the Board of Directors). The Employment Agreement also permits the Company to repurchase the vested portion of Mr. Reicher's options upon his termination for cause (as defined in the Agreement) or his resignation, at a purchase price equal to the positive difference, if any, between the average of the Closing Price of the Company's common stock as reported by the AMEX for the five trading days prior to the date of termination or resignation, multiplied by the number of option shares which, as of the date of termination, are vested under the option. The Employment Agreement contains standard termination provisions including upon death, disability, for cause (as defined in the Agreement) and without cause. In the event the Employment Agreement is terminated without cause, the Company is required to pay Mr. Reicher an amount equal to $350,000 or twice his then base salary, whichever is greater, payable in 24 equal monthly installments. The Employment Agreement permits Mr. Reicher to terminate the Agreement in the event of a change of control (as defined in the Agreement) and restricts Mr. Reicher from disclosing, disseminating or using for his personal benefit or for the benefit of others confidential or proprietary information (as defined in the Employment Agreement) and, provided the Company has not breached the terms of the Employment Agreement, from competing with the Company at any time prior to two years after the earlier to occur of the expiration of the term and the termination of his employment.

     Peter Clemens is employed pursuant to an Employment Agreement effective as of March 10, 1998, which provides that Mr. Clemens will serve as the Company's Vice President and Chief Financial Officer for a term of three years. The Employment Agreement provides an annual base salary of $140,000 plus the payment of an annual bonus to be determined based on the satisfaction of such targets, conditions or parameters as may be determined from time to time by the Compensation Committee of the Board of Directors. No bonus was paid for fiscal 1998. The Employment Agreement also provides for the grant of stock options to purchase 300,000 shares of the Company's common stock at an exercise price of $2.375 per share, which options vest in equal increments of 25,000 option shares at the end of each quarterly period during the term of the Employment Agreement (as such vesting schedule may be amended by mutual agreement of Mr. Clemens and the Board of Directors). The remaining terms of Mr. Clemen's Employment Agreement with the Company are substantially identical to that of Mr. Reicher.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company receive no additional or special remuneration for their serviced as Directors. Directors who are not employees of the Company receive an annual grant of options to purchase 10,000 shares of the Company's common stock (15,000 shares in the case of the Chairman of the Board) and $500 for each meeting attended ($250 in the case of telephonic meetings). This option-based compensation structure was approved by the Board for fiscal 1998, replacing the prior compensation structure providing for an annual retainer of $25,000 and an additional fee of $500 per meeting attended. The Company also reimburses Directors for travel and lodging expenses, if any, occurred in connection with attendance at Board meetings. Directors who serve on any of the Committees established by the Board of Directors receive $250 for each Committee meeting attended unless held on the day of a full Board meeting.

STOCK OPTION PLANS

     The Company currently maintains three stock option plans adopted in 1984, 1995 and 1998, respectively. The Company in the past has used, and will continue to use, stock options to attract and retain key employees in the belief that employee stock ownership and stock-related compensation devices encourage a community of interest between employees and shareholders.

     The 1984 Stock Option Plan. In March 1984, the Company's shareholders approved the adoption of a stock option plan (the "1984 Stock Option Plan"). The 1984 Stock Option Plan, as amended, provided for the grant of options to purchase up to 1,000,000 shares of the Company's common stock. The 1984 Stock Option Plan terminated by its terms in March 1994.

     Incentive Stock Options ("ISO's") to purchase 821,666 shares and non-qualified stock options to purchase 120,363 shares have been granted under the 1984 Stock Option Plan. Stock options granted under the 1984 Stock Option Plan have a term of ten years. As of March 31, 1999, options to purchase 10,000 shares of the Company's common stock were outstanding under the 1984 Stock Option Plan and options to purchase 528,431 shares had been exercised. The average per share exercise price for stock options currently outstanding under the 1984 Stock Option Plan is approximately $2.00 No exercise price of an ISO was set at less than 100% of the market value of the underlying Common Stock on the date of grant, except that in the case of any person who owned stock possessing more than 10% of the total voting power of the Company, the exercise price was set at 110% of the market value of the underlying Common Stock. No further stock options may be granted under the 1984 Stock Option Plan.

     The 1995 Stock Option Plan. In September 1995 the Company established the 1995 Halsey Drug Co., Inc. Stock Option and Restricted Stock Purchase Plan (the "1995 Stock Option Plan"). Under the Plan, the Company may grant options to purchase up to 1,000,000 shares of the Company's Common Stock. ISO's may be granted to employees of the Company and its subsidiaries and non-qualified options may be granted to employees, directors and other persons employed by, or performing services for, the Company and its subsidiaries. Subject to the Plan, the Stock Option Committee determines the persons to whom grants are made and the vesting, timing, amounts and other terms of such grants. An employee may not receive ISO's exercisable in any one calendar year for shares with a fair market value on the date of grant in excess of $100,000. No quantity limitations apply to the grant of non-qualified stock options.

     As of March 31, 1999, ISO's to purchase 941,510 shares and non-qualified options to purchase 52,490 shares have been granted under the 1995 Stock Option Plan. The average per share exercise price for all outstanding options under the 1995 Stock Option Plan is approximately $2.77. No exercise price of an ISO was set at less than 100% of the fair market value of the underlying Common Stock, except for grants made to any person who owned stock possessing more than 10% of the total voting power of the Company, in which case the exercise price was set at not less than 110% of the fair market value of the underlying Common Stock. No further shares of Common Stock remain available for grant under the 1995 Stock Option Plan.

     The 1998 Stock Option Plan. The 1998 Stock Option Plan was adopted by the Board of Directors in April 1998 and approved by the Company's shareholders in June 1998. The 1998 Stock Option Plan permits the grant of ISO and not-qualified stock options to purchase up to 2,600,000 shares of the Company's Common Stock. As of March 31, 1999, ISO's to purchase 1,910,400 shares and non-qualified options to purchase 289,550 shares have been granted under the 1998 Stock Option Plan, leaving 400,050 shares available for grant under the Plan.

                             OPTION GRANTS IN 1998

     The following table presents information regarding grants of options to purchase shares of the Company's Common Stock for each of the named executive officers receiving option grants in 1998:

                                             INDIVIDUAL GRANTS
                              ------------------------------------------------
                                           PERCENT OF
                                             TOTAL                               POTENTIAL REALIZABLE VALUE AT
                              NUMBER OF     OPTIONS                                 ASSUMED ANNUAL RATES OF
                              SECURITIES   GRANTED TO                              STOCK PRICE APPRECIATION
                              UNDERLYING   EMPLOYEES    EXERCISE                      FOR OPTION TERM(2)
                               OPTIONS     IN FISCAL    PRICE PER   EXPIRATION   -----------------------------
NAME                           GRANTED        YEAR      SHARE(1)       DATE           5%              10%
----                          ----------   ----------   ---------   ----------   -------------   -------------
Michael Reicher.............  1,000,000(3)   44.34%       $2.38        2008       $1,496,700      $3,793,100
Peter Clemens...............    300,000(4)   13.30%       $2.38        2008          449,010       1,138,110

---------------
(1) The exercise price represents the fair market value at the date of grant.

(2) The dollar amounts in these columns represent the potential realizable value of each option assuming that the market price of the Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by regulation and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.

(3) Vests in equal increments of 62,500 shares at the end of each quarterly period during the first four years of the term of Mr. Reicher's Employment Agreement with the Company.

(4) Vests in equal increments of 25,000 shares of the end of each quarterly period during the term of Mr. Clemen's Employment Agreement with the Company.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

     The following table presents information regarding option exercises in 1998 and the value of options outstanding at December 31, 1998 for each of the named executive officers.

                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                              OPTIONS AT FISCAL YEAR END        AT FISCAL YEAR END(1)
                                             ----------------------------    ----------------------------
                   NAME                      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                   ----                      -----------    -------------    -----------    -------------
Michael Reicher............................    187,500         812,500           $--             $--
Peter Clemens..............................     75,000         225,000           --              --

---------------
(1) Value is based upon a fair market value of $1.375 per share at December 31, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consisted of Messrs. Wesson, Smith and Sumner during fiscal 1998. During 1998, there were no Compensation Committee interlocks or insider participation in compensation decisions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Common Stock, as of March 15, 1999 for individuals or entities in the following categories: (i) each of the Company's Directors and nominees for Directors; (ii) the Chief Executive Officer and other executive officers of the Company whose total annual compensation for 1998 exceeded $100,000 (the "named executive officers"); (iii) all Directors and executive officers as a group; and (iv) each person known by the Company to be a beneficial owner of more than 5% of the Common Stock. Unless indicated otherwise, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

                                                                 AMOUNT
                                                              BENEFICIALLY      PERCENT
NAME OF BENEFICIAL OWNER                                        OWNED(1)        OF CLASS
------------------------                                      ------------      --------
Galen Partners III, L.P. ...................................   24,909,867(2)     63.59%
  610 Fifth Avenue, 5th Floor
  New York, New York 10020
Galen Partners International III, L.P. .....................    2,568,588(3)     15.26%
  610 Fifth Avenue, 5th Floor
  New York, New York 10020
Credit Suisse Asset Management..............................    1,615,100        11.33%
  153 East 53rd Street
  New York, New York 10022
Hemant K. Shah and Varsha H. Shah...........................    1,548,874(4)      9.80%
  29 Christy Drive
  Warren, New Jersey 07059
Dennis Adams................................................    1,908,364(5)     11.80%
  c/o Delaware Investment Advisors
  One Commerce Square
  Philadelphia, Pennsylvania 19103
Harbour Investments, Ltd. ..................................    1,294,945(6)      8.93%
  c/o Strong Capital Management, Inc.
  100 Heritage Reserve
  Menomonee Falls, Wisconsin 53051
Strong Capital Management, Inc. ............................    2,201,475(7)     14.98%
  100 Heritage Reserve
  Menomonee Falls, Wisconsin 53051

                                                                 AMOUNT
                                                              BENEFICIALLY      PERCENT
NAME OF BENEFICIAL OWNER                                        OWNED(1)        OF CLASS
------------------------                                      ------------      --------
Michael and Susan Weisbrot..................................      875,872(8)      5.91%
Michael K. Reicher..........................................      658,360(9)      4.41%
William Skelly..............................................      170,000(10)     1.18%
William A. Sumner...........................................       20,000(11)        *
Alan J. Smith, Ph.D.........................................       38,289(12)        *
Bruce F. Wesson.............................................           --            *
Srini Conjeevaram...........................................           --            *
Zubeen Shroff...............................................           --            *
Peter A. Clemens............................................      240,579(13)     1.66%
All Directors and executive officers as a group (12
  persons)..................................................    1,229,907(14)     7.96%

---------------
  * Represents less than 1% of the outstanding shares of the Company's Common Stock.

 (1) The information with respect to Hemant K. Shah and Varsha H. Shah, Dennis Adams, Michael and Susan Weisbrot, Harbour Investments, Ltd., Strong Capital Management, Inc. and Credit Suisse Asset Management, is based upon filings with the Commission and/or information provided to the Company.

 (2) Includes (i) 13,659,547 shares issuable upon conversion of 5% convertible senior secured debentures due March 2003 (the "Debentures"), (ii) 4,088,383 shares issuable upon exercise of common stock purchase warrants issued in connection with the Offering (the "Warrants"), (iii) 6,223,863 shares issuable upon conversion of the Notes issued in connection with the Bridge Loan Transactions, (iv) 884,254 shares issuable upon exercise of common stock purchase warrants issued in connection with the Bridge Loan Transactions, and (v) 20,000 shares issuable upon exercise of stock options.

 (3) Includes (i) 1,476,158 shares issuable upon conversion of Debentures, (ii) 441,822 shares issuable upon exercise of Warrants, (iii) 563,377 shares issuable upon the conversion of the Notes issued in connection with the Bridge Loan Transaction, (iv) 81,291 shares issuable upon exercise of common stock purchase warrants issued in connection with the Bridge Loan Transactions, and (v) 20,000 shares issuable upon exercise of stock options.

 (4) Includes (i) 874,630 shares issuable upon conversion of Debentures, (ii) 261,782 shares issuable upon exercise of Warrants, (iii) 61,539 shares issuable upon conversion of 10% convertible subordinated debentures issued by the Company in August, 1996 (the "August Debentures"), and (iv) 16,500 shares issuable upon exercise of common stock purchase warrants.

 (5) Includes (i) 1,033,654 shares issuable upon conversion of Debentures, and
     (ii) 300,938 shares issuable upon exercise of Warrants. The information with respect to Mr. Adams is based upon a Schedule 13G dated March 23, 1998.

 (6) Includes 246,154 shares issuable upon conversion of the August Debentures.

 (7) Strong Capital Management, Inc. ("SCMI") has, and Richard Strong, a principal of SCMI, may be deemed to have, either sole voting power and/or sole dispositive power over the listed shares. Includes all shares beneficially owned by Harbour Investments Ltd., of which SCMI is the advisor, and all shares beneficially owned by other entities owning less than 5% of the Company's common stock which are advised by SCMI. The information with respect to Mr. Strong and SCMI is based upon a Schedule 13G dated February 11, 1999.

 (8) Includes (i) 265,039 shares issuable upon conversion of Debentures, (ii) 79,327 shares issuable upon exercise of Warrants, (iii) 186,590 issuable upon conversion of the Notes issued in connection with the Bridge Loan Transactions, and (iv) 27,389 shares issuable upon exercise of common stock purchase warrants issued in connection with the Bridge Loan Transactions.

 (9) Includes (i) 265,038 shares issuable upon conversion of Debentures, (ii) 75,174 shares issuable upon exercise of Warrants and (iii) 312,500 shares subject to currently exercisable common stock purchase options.

(10) Includes 130,000 shares subject to currently exercisable common stock purchase options.

(11) Includes 20,000 shares subject to currently exercisable common stock purchase options.

(12) Includes (i) 20,000 shares subject to currently exercisable common stock purchase options, (ii) 8,834 shares issuable upon conversion of Debentures,
     (iii) 2,645 shares issuable upon exercise of Warrants, (iv) 6,010 shares issuable upon conversion of Notes issued in connection with the Bridge Loan Transactions, and (v) 800 shares issuable upon exercise of common stock purchase warrants issued in connection with the Bridge Loan Transactions.

(13) Includes (i) 88,346 shares issuable upon conversion of Debentures, (ii) 25,058 shares issuable upon exercise of Warrants and (iii) 125,000 shares subject to currently exercisable common stock purchase options.

(14) Includes 1,182,084 shares which Directors and executive officers have the right to acquire within the next 60 days through the conversion of Debentures, exercise of Warrants, conversion of Notes, exercise of Bridge Warrants and the exercise of outstanding options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On March 10, 1998, the Company completed a private offering of securities (the "Offering") to Galen Partners III, L.P., Galen Partners International, L.P., Galen Employee Fund III, L.P., (collectively "Galen") and each of the purchases listed on the signature page to a certain Debenture and Warrant Purchase Agreement dated March 10, 1998 (inclusive of Galen, collectively the "Galen Investor Group"). The securities issued in the Offering consisted of 5% convertible senior secured debentures and common stock purchase warrants. In addition, and accordance with the terms of the Debenture and Warrant Purchase Agreement, the Company granted the Galen Investor Group an option to invest an additional $5,000,000 in the Company at anytime within 18 months from the date of the closing of the Offering in exchange for Debentures and Warrants having terms identical to those issue in the Offering (the "Option"). In June 1998, the Galen Investor Group exercise the Option. The net proceeds to the Company from the Offering and the Option was approximately $24.6 million. An aggregate of approximately 23,876,000 shares are issuable upon conversion of the Debentures and exercise of the Warrants issued pursuant to the Offering and the Option. Of such shares, an aggregate of approximately 19,753,700 shares are issuable to Galen. See "Security Ownership of Certain Beneficial Owners and Management."

     Each of Messrs. Wesson, Conjeevaram and Shroff, members of the Board of Directors, are designees of the Galen Investor Group pursuant to the terms of the Purchase Agreement which provides, among other things, that the Company must nominate and appoint to the Board of Directors, subject to shareholder approval, three designees of the Galen Investor Group for so long as the Debentures and Warrants remain outstanding. Each of Messrs. Wesson, Conjeevaram and Shroff is a General Partner of Galen Associates, an affiliate of each of the Galen entities included in the Galen Investor Group.

     The Company obtained bridge loan financing from Galen and certain investors comprising the Galen Investor Group in the aggregate amount of $9,504,111 funded through bridge loans transactions during the period from August, 1998 through and including March, 1999 (collectively, the "Bridge Loans").

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HALSEY DRUG CO., INC.

                                          By /s/ MICHAEL REICHER
                                            ------------------------------------
                                            Michael Reicher, President and
                                            Chief Executive Officer (Principal
                                            Executive Officer)

Date: April 26, 1999