Form 10-Q
period 1999-03-31
HALSEY DRUG CO INC/NEW
filed 1999-05-14
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to_______________________

                         COMMISSION FILE NUMBER 1-10113

                              HALSEY DRUG CO., INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

           New York                                       11-0853640
-------------------------------------------------------------------------------
   (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

695 N. Perryville Road
Rockford, Illinois                                          61107
-------------------------------------------------------------------------------
(Address of Principal executive offices)                  (Zip Code)

(815) 399-2060
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  |X|         NO |_|

As of May 13,1999 the registrant had 14,286,444 shares of Common Stock, $.01 par value, outstanding.

                      HALSEY DRUG CO., Inc. & SUBSIDIARIES


                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                  Page#
       Condensed Consolidated Balance Sheets-                               3
       March 31, 1999 and December 31, 1998

       Condensed Consolidated Statements of                                 5
       Operations - Three months ended March 31, 1999
       and March 31, 1998

       Consolidated Statements of Cash                                      6
       Flows - Three months ended March 31, 1999
       and March 31, 1998

       Consolidated Statements of Stockholders'                             8
       Equity - Three months ended March 31, 1999

       Notes to Condensed Consolidated Financial                            9
       Statements

Item 2. Management's Discussion and Analysis of Financial                  11
        Condition and Results of Operations

PART II. OTHER INFORMATION

Item 2. Changes in Securities                                              15
Item 6. Exhibits and Reports on Form 8-K                                   15
SIGNATURES                                                                 16

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------



                                                      (UNAUDITED)
          (Amounts in thousands)                          1999          1998
                                                       MARCH 31     DECEMBER 31
                                                        --------     ----------
CURRENT ASSETS

  Cash and cash equivalents                            $     888    $   1,850

  Accounts Receivable - trade, net of
  allowances for doubtful accounts of $101
  at March 31, 1999 and $280 at
  December 31, 1998, respectively                          1,971        1,439

  Other receivable                                            34

  Inventories                                              4,657        6,354

  Prepaid insurance and other current assets                  84          148
                                                         -------      -------

  Total current assets                                     7,634        9,791

PROPERTY PLANT & EQUIPMENT, NET                            4,516        4,787

OTHER ASSETS                                               1,375        1,335
                                                         -------      -------

TOTAL ASSETS                                             $13,525      $15,913
                                                         =======      =======

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------

                                                       (UNAUDITED)
   (Amounts in thousands)                                 1999         1998
                                                        MARCH 31    DECEMBER 31
                                                       -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                         11,696      10,350
     Department of Justice settlement                         300         300
     Accounts payable                                       1,215       1,834
     Accrued expenses                                       3,879       3,972
                                                          --------    --------

                Total current liabilities                  17,090      16,456

CONVERTIBLE DEBENTURES                                     26,187      26,187

OTHER LONG-TERM DEBT                                        2,148       2,223

CONTINGENCIES                                                  --          --

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.01 par value; authorized
   40,000,000, shares; issued and outstanding
   14,260,715 shares at March 31,1999 and
   14,003,609 shares at December 31, 1998                     147         144

     Additional paid-in capital                            29,445      29,113

     Accumulated deficit                                  (60,503)    (57,221)
                                                         --------    --------
                                                          (30,911)    (27,964)

      Less: Treasury stock - at cost - (439,603
      shares at March 31, 1999 and December 31,
      1998)                                                  (989)       (989)
                                                         --------    --------

      Total stockholders' equity (deficit)                (31,900)    (28,953)
                                                         --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 13,525    $ 15,913
                                                         ========    ========

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-------------------------------------------------------------------------------

Amounts in thousands except per share data             For the Three months
                                                               ended
                                                   --------------------------
                                                             March 31
                                                             --------
                                                       1999             1998
                                                      ------           ------
Net Sales ......................................   $   3,224        $   1,895
Cost of goods sold .............................       3,648            3,332
                                                   ------------    ------------

Gross profit (loss) .........................           (424)          (1,437)

Research & Development .........................         176              221
Selling, general and administrative expenses ...       1,821            1,587
                                                   ------------    ------------

   Loss from Operations ........................      (2,421)          (3,245)

Other (Income) .................................           3           (1,902)

Interest expense, net ..........................         858              438
                                                   ------------    ------------

    Loss before income taxes ...................      (3,282)          (1,781)

Provision for income taxes .....................          --               --

Net loss .......................................   $  (3,282)   $      (1,781)
                                                   ============    ============

Net loss per common share, basic and diluted ...   $   (0.23)   $      (0. 13)
                                                   ============    ============

Average number of outstanding shares ...........    14,257,159      13,686,379
                                                   ============    ============

The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


-------------------------------------------------------------------------------

Amounts in thousands                                        THREE MONTHS ENDED
                                                                 MARCH 31
                                                                 --------
                                                             1999        1998
                                                             ----        ----
Cash flows from operating activities

 Net loss ..............................................   $ (3,282) $  (1,781)

Adjustments to reconcile net loss to net cash used in
operating activities
     Depreciation and amortization .....................        329        290

     Provision for loss on accounts receivable                   --        (64)
     Changes in assets and liabilities
        Accounts receivable ............................       (530)        31
        Other receivable ...............................        (28)      (150)
        Inventories ....................................      1,698        (70)
        Prepaid insurance and other current assets .....         57         87
        Accounts payable ...............................       (619)    (3,004)
        Deferred gain ..................................         --     (1,900)
        Accrued expenses ...............................        242       (854)
                                                           --------    --------

        Total adjustments ..............................      1,147     (5,634)
                                                           --------    --------

           Net cash used in operating activities .......     (2,135)    (7,415)
                                                           --------    --------

 Cash flows from investing activities

     Capital expenditures ..............................        (57)      (254)
     (Decrease) increase in other assets ...............        (40)    (1,443)
                                                           --------    --------

        Net cash used in investing activities ..........        (97)    (1,697)
                                                           --------    --------

Cash flows from financing activities

     Increase in notes payable (decrease) ..............      1,271     (1,025)
     Decrease in amount due to banks ...................         --     (2,476)
     Issuance of common stock for payment of interest ..         --         --
     Exercise of warrants of convertible debentures ....         --         --
     Exercise of stock options .........................         --         --
     Issuance of convertible subordinated debentures ...         --     20,800
     Proceeds from issuance of treasury stock ..........         --         --
     Bank overdraft ....................................         --       (159)
                                                           --------    --------

        Net cash provided by financing activities ......      1,271     17,140
                                                           --------    --------

     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (962)      8,028

Cash and cash equivalents at beginning of period .......      1,850         26
                                                           --------    --------

Cash and cash equivalents at end of period .............   $    888   $  8,054
                                                           ========    ========

Supplemental disclosure of noncash activities:

Quarter ended March 31, 1999

The Company issued 257,106 shares of common stock as payment for $335,022 of accrued interest.

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        Three months ended March 31, 1999

Amounts in thousands except per share data

                                        (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                      Common Stock                        Treasury Stock,
                            $.01 par value    Additional                     at cost
                           -----------------   Paid-in    Accumulated    -----------------
                           Shares     Amount   Capital      Deficit      Shares    Amount   Total
                           ------     ------  ---------     --------     -------   -------  ------
Balance January 1, 1999    14,443,208  $144    $29,113      $(57,221)    439,603   $(989)  $(28,953)

Net Loss for the three
months ended March 31, 1999                                   (3,282)                        (3,282)

Issuance of shares as
payment of interest           257,106      3        332                                         335
                            ----------  -----   ---------    ---------- --------   ------  ---------
Balance at March 31, 1999   14,700,314  $147    $29,445      $(60,503)   439,603   $(989)  $(31,900)
                            ==========  =====   ==========   ========== ========   ======  =========

The accompanying notes are an integral part of this statement

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 1999 have been made. The results of operations for the three months period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

As of March 31, 1999, the Company had a working capital deficiency of approximately $9,456,000 and an accumulated deficit of approximately $60,503,000. The Company has incurred a loss of approximately $3,282,000 during the three months ended March 31, 1999.

Note 2 -  Inventories
                             (Amounts in thousands)

      Inventories consists of the following:

                                       March 31, 1999         December 31, 1998
                                       --------------         -----------------
          Finished Goods                $   1,263               $   2,675
          Work in Process                     960                   1,166
          Raw Materials                     2,434                   2,513
                                          -------                 -------
                                          $ 4,657                 $ 6,354
                                          =======                 =======

NOTE 3 - Debt

Borrowings under long-term debt consist of the following at March 31, 1999 and December 31, 1998.

                                                       (Amounts in thousands)
                                                       1999             1998
                                                      -------          ------
     Department of Justice Settlement                 $1,900          $1,975
     Other                                               548             548
                                                      -------          ------
                                                       2,448           2,523
      Less current maturities                           (300)           (300)
                                                      -------          ------
                                                      $2,148          $2,223
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

Note 5 - Comprehensive Income

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of 1998, which requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no effect on the Company for the quarters ended March 31, 1999 or 1998.

                      HALSEY DRUG CO.,INC. AND SUBSIDIARIES
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------
                                                        Three months ended
                                                             March 31
                                    -----------------------------------------------------
                                                                        Percentage Change
                                                                           Year-to-Year
                                                                       Increase (decrease)
                                                                       ------------------
                                                Percentage of Net Sales        1999 as
                                                -----------------------      Compared to
                                                     1999         1998          1998
                                                    -----         -----         ----
                                                        %            %          %
                                                        -            -          -
Net Sales                                           100.0         100.0         70.1
Cost of goods sold                                  113.2         175.8          9.5
                                                    -----         -----         ----

   Gross profit(loss)                               (13.2)        (75.8)        (70.5)

Research & Development                                5.5          11.7         (20.4)
Selling, general and administrative expenses         56.5          83.7         14.7
                                                    -----         -----         ----
   Loss from operations                             (75.2)        (171.2)       (25.4)
Other (income)                                         .1         (100.4)         --
Interest expense                                     26.6          23.1         95.9
                                                    -----         -----         ----

   Loss before income taxes                         (101.7)       (93.9)        84.3


Provision for income taxes                             --            --           --
                                                    -----         -----         ----
Net loss                                            (101.7)       (93.9)        84.3
                                                    =====         =====         ====

Three months ended March 31, 1999 vs three months ended March 31, 1998

Net Sales
---------

        The Company's net sales for the three months ended March 31, 1999 of $3,224,000 represents an increase of $1,329,000 (70.1%) as compared to net sales for the three months ended March 31, 1998 of $1,895,000. This increase is a result of recapturing market share that had been lost in the prior year because the Company lacked working capital in the first quarter of 1998 to maintain sufficient inventories for sale. Further, the sales increase reflects aggressive selling efforts by the Company's sales force.

Cost of Goods Sold
------------------

        For the three months ended March 31, 1999, cost of goods sold increased by approximately $316,000 as compared to the three months ended March 31, 1998. The increase for 1999 is attributable to greater manufacturing activity associated with the sales increase. Gross margin as a percentage of sales for the three months ended March 31, 1999 was (13.2%) as compared to (75.8%) for the three months ended March 31, 1998. The improvement in gross margin is mainly attributable to improvements in manufacturing efficiencies and the elimination of certain non core manufacturing activities in California.


Selling, General and Administrative Expenses
--------------------------------------------

       Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 1999 and 1998 were 56.5% and 83.7%, respectively. Overall these expenses in the first three months of 1999 increased $234,000 over the same period in 1998. The increase is primarily attributable to the cost of additional personnel, increased costs of litigation and professional services.


Research and Development Expenses
---------------------------------

        Research and development expenses as a percentage of sales for the three months ended March 31, 1999 and 1998 was 5.5% and 11.7%, respectively. The Company's research and development program continues to concentrate its efforts toward the submission of new products to the FDA.

Net Earnings (Loss)
-------------------

        For the three months ended March 31, 1999, the Company had net loss of $3,282,000 as compared to a net loss of $1,781,000 for the three months ended March 31, 1998. Included in results for the three months ended March 31, 1998 is other income of $1,900,000 that had been recorded in September, 1997 as a deferred gain on the sale of certain assets to Mallinckrodt. This transaction contained certain future requirements that were met in the first quarter of 1998.


Liquidity and Capital Resources
-------------------------------

        At March 31, 1999, the Company had cash and cash equivalents of $888,000 as compared to $1,850,000 at December 31, 1998. The Company had a working capital deficiency at March 31, 1999 of $9,456,000 and $6,665,000 at December 31, 1998.

        The Company secured bridge financing from Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (collectively, "Galen") and certain other investors in the aggregate amount of $9,504,111, funded through eight separate bridge loan transactions between the period from August through and including March, 1999 (collectively, the "Bridge Loans"). These bridge loans bear interest at 10% per annum, are secured by a first lien on all of the Company's assets and have a maturity date of May 30, 1999. Approximately $9,120,000 in the principal amount of the bridge loans were advanced by Galen. These bridge loans are evidence by 10% convertible senior secured promissory notes which are convertible at any time prior to maturity into shares of the Company's Common Stock at a conversion price of approximately $1.368 per share with respect to approximately $7,820,000 of such indebtedness, $1,331 per share with respect to approximately $284,000 of such indebtedness, and $1.197 per share with respect to approximately $1,400,000 of such indebtedness, for an aggregate of 7,099,338 shares of common stock (such conversion prices equal the fair market value of the Common Stock at the date of issuance of the convertible promissory notes). In addition, in consideration for the extension of the Bridge Loans, the Company issued common stock purchase warrants to Galen and the other investors in the Bridge Loans, to purchase an aggregate of approximately 1,009,909 shares of the Company's common stock (representing warrants to purchase 50,000 shares of Common Stock for each $1,000,000 in principal amount of the Bridge Loans). The Bridge Loan warrants are substantially identical to those issued by the Company in its Debenture and Warrant Offering completed on March 10, 1998.

         The Bridge Loans were obtained by the Company in order to provide necessary working capital. In view of the Company's current cash reserves and projections for revenues through May 30, 1999, the Company will be unable to satisfy the Bridge Loans in full at the stated maturity date of May 30, 1999. Galen, the holder of approximately 96% of such indebtedness, has indicated to the Company a willingness to cooperate in the restructuring of the indebtedness evidenced by the Bridge Loans to extend the maturity date of such debt and/or convert the debt into common stock or longer-term convertible indebtedness. The terms of such restructuring will depend, to a large extent, on the terms and timing of any third-party investment, as described below. Accordingly, the terms of any such restructuring have yet to be agreed to by the parties and will be subject to the negotiation and reparation of definitive agreements.

          The Company is in negotiations with an unaffiliated third party concerning the terms of a proposed investment on the Company in an amount of up to $15 million, to be funded in three equal increments based on the achievement of certain milestones. The structure of the investment will likely take the form of convertible debentures and common stock warrants, similar in many respects to the debentures and warrants issued by the Company in its March 10, 1998 offering. There can be no assurance given that these negotiations will result in terms acceptable to the Company and/or that if consummated, that the Company will be successful in achieving the milestones necessary to fund all or any portion of the proposed investment.

          In the event the Company is successful in restructuring the Bridge Loans and completing a third party investment of the type and size described above, the Company will have sufficient cash reserves to satisfy its working capital requirements for at least the next 12 months. The Company is also seeking to secure a senior revolving line of credit from a banking institution. There can be no assurance, however, that the Company will be able to obtain such third party investment or a bank facility. If the Company is unable to complete the third party investment described above or obtain other sources of working capital, including a bank line of credit or proceeds from the issuance of debt and/or equity securities, the Company's cash reserves will be sufficient to satisfy the Company's working capital requirements for approximately two to three months. Failure to obtain a third party investment of the described above, a bank line of credit or alternative sources of financing of a comparable amount in the near term will materially adversely affect the Company's working capital position and financial condition and results of operations.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          On March 8, 1999, the Company secured a bridge loan from Galen Partners III,L.P., Galen Partners International III,L.P. and Galen Employee Fund III, L.P. (collectively, the "Galen Group")in the principal amount of $1,400,000 (the "Bridge Loan"). The Bridge Loan bears interest at 10% per annum, is secured by a first lien on all the Company's assets and has a maturity date of May 30, 1999. The Bridge Loan is evidenced by 10% convertible senior secured promissory notes which are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of approximately $1.197 per share (such conversion price equal to the fair market value of the Company's common stock at the date of issuance of the convertible promissory notes). In addition, in consideration for the extension of the Bridge Loan, the Company issued common stock purchase warrants to the Galen Group to purchase an aggregate of approximately 66,887 shares of the Company's common stock having an exercise price of approximately $1.197 per share. The warrants issued in connection with the Bridge Loan are substantially identical to those issued in the Company's March 1998 Debenture and Warrant Offering.

          During the quarter ended March 31, 1999, the Company issued an aggregate of 257,106 shares of the Company's common stock in satisfaction of $355,022 of accrued interest on the Company's outstanding 5% convertible senior secured debentures due March 15, 2003 (the "Convertible Debentures").

          Each of the persons comprising the Galen Group and the holders of the Convertible Debentures for which interest payments were made in Common Stock are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The convertible notes and warrants issued in connection with the Bridge Loan and the Common Stock issued in satisfaction of interest payments under the Convertible Debentures were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

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


                                                          HALSEY DRUG CO., INC.



Date: May 14, 1999                                 BY:s/s Michael K. Reicher
                                                          ---------------------
                                                          Michael K. Reicher
                                                          President and Chief
                                                          Executive Officer

Date: May 14, 1999                                 BY:s/s  Peter A. Clemens
                                                          ---------------------
                                                          Peter A. Clemens
                                                          VP & Chief Financial
                                                          Officer

                                 EXHIBIT INDEX



Exhibit                Description
No.



27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.