Form 10-K/A
period 1998-12-31
HALSEY DRUG CO INC/NEW
filed 1999-06-02
CIK 786947

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

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

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1999, the registrant had 14,260,711 Common Stock, par value $0.01, outstanding. Based on the closing price of the Common Stock on March 15, 1999 ($1 3/16), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,890,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                        PAGE
                                                                        ----
PART II
  Item
     5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    3
  Item
     7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    4
  Item
     8.   Financial Statements and Supplementary Data.................    9

PART IV
  Item
     14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    9

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

ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

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


     The Company was not required under the New York Business Corporation Law or the rules of the Exchange to obtain Shareholder approval to authorize the issuance of the convertible notes and warrants issued in the Consolidated Bridge Loan. Each of the convertible notes and warrants were issued with conversion and exercise prices equal to the fair market value of the Company's Common Stock at the time of issuance.


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
                                                   ======    ======                       ======

NET SALES

     Net sales for 1998 of $8,841,000 represents a decrease of $247,000 as compared to net sales for 1997. The decrease is attributable in part to a reduction in toll manufacturing revenue from Mallinckrodt of approximately $878,000 from the prior year. Additionally, the Company was unable to market successfully to the retail pharmacy marketplace until the third quarter of 1998 because during fiscal 1996 and 1997, the Company had failed to pay required rebates to state Medicaid agencies. This caused those states to deny medicaid reimbursement to the retail pharmacies on their sales of the Company's products. Commensurate with the infusion of new capital and management in March, 1998, the Company began reestablishing itself in good standing with all states. In April 1998, the Company entered into a new contract with the Health Care Finance Authority ("HCFA") and paid outstanding rebates due to various states. The states completed the reinstatement of the Company on their medicaid reimbursement by July, 1998. The Company has been in good standing with HCFA and the individual states since July 1998 and expects this past non-compliance will have no impact on future results of operations or liquidity. Also during much of 1988, the Company experienced difficulty in obtaining certain raw materials which reduced sales. These shortages were remedied by December 31, 1998.

     Net sales for 1997 of $9,088,000 represents a decreased of $3,291,000 as compared to net sales for 1996. This decrease is primarily attributable to a lack of sufficient working capital necessary to purchase raw materials. Without adequate inventory, the Company was unable to satisfy customer orders in a timely fashion and caused customers to procure products from competitors.

     The manufacturing and record keeping problems of the Company that led to its being placed on the FDA's Application Integrity Policy List in 1991 were rectified in 1993 and have no ongoing adverse effect on the Company's current or future expected results of operations or liquidity.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative costs were $8,078,000 (91.4% of net sales) for 1998 compared to $6,308,000 (69.4% of net sales) for 1997. This increase is primarily due to costs associated with capital financing ($350,000), legal expenses and settlement costs of certain litigation ($550,000), severance costs associated with personnel reductions ($250,000), installation of a new information system ($100,000) and costs associated with expanded regulatory and compliance departments ($300,000).

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


     On March 10, 1998, the Company completed the Offering to Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (collectively, "Galen") and each of the Purchasers (along with Galen, collectively the "Galen Investor Group") listed on the signature page to a certain Debenture and Warrant Purchase Agreement dated March 10, 1998 (the "Purchase Agreement"). The net proceeds to the Company from the Offering, after deduction of related Offering expenses, were approximately $19.3 million. The securities issued in the Offering consisted of 5% convertible senior secured debentures (the "Debentures") and common stock purchase warrants (the "Warrants") exercisable for an aggregate of 4,202,020 shares of the Company's common stock. In addition, in accordance with the terms of the Purchase Agreement, the Company granted the Galen Investor Group an option to invest an additional $5 million in the Company at any time within 18 months from the date of the closing of the Offering in exchange for Debentures and Warrants having terms identical to those issued in the Offering (the "Option"). In June 1998, the Galen Investor Group exercised the Option.


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


     The Company is dependent upon its customers and suppliers in meeting its ongoing business needs. The Company's Year 2000 program includes identifying these third parties and determining, based on both written and verbal communication, that they are either in compliance or expect to be in compliance. Lack of compliance by a third party on whom the Company depends for critical goods or services could have a material adverse effect on the Company's operations in the absence of the third party's ability to meet the Company's needs through a contingency plan or the Company's ability to obtain the goods or services elsewhere.



     Currently, the Company believes the largest area of exposure concerning the Year 2000 lies with third party suppliers of raw materials especially those located in foreign countries. The contingency plan to mitigate the disruption among these suppliers includes the buildup of critical raw material inventories. However, the extent to which this may be required has not yet been determined and therefore the cost and ability to accumulate such inventories cannot be estimated at this time.


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

     (c) Exhibits

     The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

 EXHIBIT
  NUMBER                               DOCUMENT
 -------                               --------
  *3.1       Certificate of Incorporation and amendments.
   3.2       Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1993).
  *3.3       Restated By-Laws
  10.1       Credit Agreement, dated as of December 22, 1992, among the
             Registrant and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1992
             (the "1992 Form 10-K")).
  10.2       Amendment Two, dated as of January 12, 1994, to Credit
             Agreement among the Registrant and The Chase Manhattan Bank,
             N.A., together with forms of Stock Warrant and Registration
             Rights Agreement (incorporated by reference to Exhibit 10.1.
             to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K")).
  10.3       Amendment Three, dated as of May 31, 1994, to Credit
             Agreement among the Registrant and The Chase Manhattan Bank,
             N.A. (incorporated by reference to Exhibit 6(a) to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).
  10.4       Amendment Four, dated as of July 1994, to Credit Agreement among the Registrant and The Chase Manhattan Bank, N.A.
             (incorporated by reference to Exhibit 6(a) to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
  10.5       Amendment Five, dated as of March 21, 1995, to Credit
             Agreement among the Registrant and The Chase Manhattan Bank,
             N.A. (incorporated by reference to Exhibit 10.7 to the
             Registrant's Current Report on Form 8-K dated March 21, 1995
             (the "March 8-K")).
  10.5(l)    Form of Warrants issued to The Bank of New York, The Chase
             Manhattan Bank, N.A. and the Israel Discount Bank
             (incorporated by reference to Exhibit 10.5(i) to the
             Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995 (the "1995 Form 10-K")).
  10.5(2)    Letter Agreement, dated July 10, 1995, among Halsey Drug
             Co., Inc., The Chase Manhattan Bank, N.A., The Bank of New
             York and Israel Discount Bank of New York (incorporated by reference to Exhibit 6(a) to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1995 (the
             "June 10-Q")).
  10.5(3)    Letter Agreement, dated November 16, 1995, among Halsey Drug
             Co., Inc., The Chase Manhattan Bank, N.A., The Bank of New
             York and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.25(iv) to the 1995 10-K).
  10.5(4)    Amendment 6, dated as of August 6, 1996, to Credit Agreement among Halsey Drug Co., Inc., The Chase Manhattan Bank, N.A.,
             The Bank of New York and Israel Discount Bank of New York
             (incorporated by reference to Exhibit 10.1 to Amendment No.
             1 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1996 (the "June 1996 10-Q").
  10.5(5)    Letter Agreement, dated March 25, 1997 among Halsey Drug
             Co., Inc., The Chase Manhattan Bank, as successor in
             interest to The Chase Manhattan Bank (National Association),
             The Bank of New York and Israel Discount Bank.
  10.6       Agreement Regarding Release of Security Interests dated as of March 21, 1995 by and among the Company, Mallinckrodt
             Chemical Acquisition, Inc. and The Chase Manhattan Bank,
             N.A. (incorporated by reference to Exhibit 10.9 of the March
             8-K).
  10.7       Consulting Agreement dated as of September, 1993 between the
             Registrant and Joseph F. Limongelli (incorporated by
             reference to Exhibit 10.6 to the 1993 Form 10-K).
  10.8       Employment Agreement, dated as of January 1, 1993, between the Registrant and Rosendo Ferran (incorporated by reference to Exhibit 10.2 to the 1992 Form 10-K).
  10.10(1)   Halsey Drug Co., Inc. 1984 Stock Option Plan, as amended
             (incorporated by reference to Exhibit 10.3 to the 1992 Form
             10-K).
  10.10(2)   Halsey Drug Co., Inc. 1995 Stock Option and Restricted Stock
             Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File
             No. 33-98396).

 EXHIBIT
  NUMBER                               DOCUMENT
 -------                               --------
  10.10(3)   Halsey Drug Co., Inc. Non-Employee Director Stock Option
             Plan.
  10.11      Leases, effective February 13, 1989 and January 1, 1990,
             respectively, among the Registrant and Milton J. Ackerman,
             Sue Ackerman, Lee Hinderstein, Thelma Hinderstein and
             Marilyn Weiss (incorporated by reference to Exhibits 10.6
             and 10.7, respectively, to the Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1989).
  10.12      Lease, effective as of April 15, 1988, among the Registrant and Milton J. Ackerman, Sue Ackerman, Lee Hinderstein,
             Thelma Hinderstein and Marilyn Weiss, and Rider thereto
             (incorporated by reference to Exhibit 10.12 to the
             Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1987).
  10.12(l)   Lease, as of October 31, 1994, among Registrant and Milton
             J. Ackerman, Sue Ackerman, Lee Hinderstein, Thelma
             Hinderstein and Marilyn Weiss, together with Modification,
             Consolidation and Extension Agreement (incorporated by
             reference to Exhibit 10. 12(i) to the 1995 Form 10-K).
  10.13      Asset Purchase Agreement dated as of March 21, 1995 among
             Mallinckrodt Chemical Acquisition, Inc. ("Acquisition"),
             Mallinckrodt Chemical, Inc., as guarantor and the Registrant
             (incorporated by reference to Exhibit 10.1 to the March
             8-K).
  10.14      Toll Manufacturing Agreement for APAP/Oxycodone Tablets
             dated as of March 21, 1995 between Acquisition and the
             Registrant (incorporated by reference to Exhibit 10.2 to the
             March 8-K).
  10.15      Capsule ANDA Option Agreement dated as of March 21, 1995
             between Acquisition and the Registrant (incorporated by
             reference to Exhibit 10.3 to the March 8-K).
  10.16      Tablet ANDA Noncompetition Agreement dated as of March 21,
             1995 between the Registrant and Acquisition (incorporated by reference to Exhibit 10.4 to the March 8-K).
  10.17      Subordinated Non-Negotiable Promissory Term Note in the
             amount of $1,200,00 dated March 21, 1995 issued by the
             Registrant to Acquisition (incorporated by reference to
             Exhibit 10.5 to the March 8-K).
  10.18      Term Note Security Agreement dated as of March 21, 1995
             among the Company, Houba, Inc. and Acquisition (incorporated by reference to Exhibit 10.6 to the March 8-K).
  10.19      Amendment dated March 21, 1995 to Subordination Agreement
             dated as of July 21, 1994 between Mallinckrodt Chemical,
             Inc., Mallinckrodt Chemical Acquisition, Inc., the
             Registrant, The Chase Manhattan Bank (National Association),
             Israel Discount Bank of New York, The Bank of New York, and
             The Chase Manhattan Bank (National Association)
             (incorporated by reference to Exhibit 10.8 to the March
             8-K).
  10.20      Agreement dated as of March 30, 1995 between the Registrant and Zatpack, Inc. (incorporated by reference to Exhibit
             10.10 to the March 8-K).
  10.21      Waiver and Termination Agreement dated as of March 30, 1995 between Zuellig Group, W.A., Inc. and Indiana Fine Chemicals
             Corporation (incorporated by reference to Exhibit 10.11 to the March 8-K).
  10.22      Convertible Subordinated Note of the Registrant dated
             December 1, 1994 issued to Zatpack, Inc. (incorporated by
             reference to Exhibit 10.12 to the March 8-K).
  10.23      Agreement dated as of March 30, 1995 among the Registrant,
             Indiana Fine Chemicals Corporation, Zuellig Group, N.A.,
             Inc., Houba Inc., Zetapharm, Inc. and Zuellig Botanical,
             Inc. (incorporated by reference to Exhibit 10.13 to the
             March 8-K).
  10.24      Supply Agreement dated as of March 30, 1995 between Houba,
             Inc. and ZetaPharm, Inc. (incorporated by reference to
             Exhibit 10.14 to the March 8-K).
  10.25      Form of 10% Convertible Subordinated Debenture (incorporated by reference to Exhibit 6(a) to the June 10-Q).
  10.26      Form of Redeemable Common Stock Purchase Warrant
             (incorporated by reference to Exhibit 6(a) to the June
             10-Q).
  10.27      Form of 10% Convertible Subordinated Debenture (incorporated by reference to Exhibit 4.1 to the Registrant's Current
             Report on Form 8-K dated December 4, 1995 (the "December
             8-K")).
  10.28      Form of Redeemable Common Stock Purchase Warrant
             (incorporated by reference to Exhibit 4.2 to the December
             8-K).

 EXHIBIT
  NUMBER                               DOCUMENT
 -------                               --------
  10.29      Form of 10% Convertible Subordinated Debenture (incorporated by reference to Exhibit 99 to the June 1996 10-Q).
  10.30      Form of Redeemable Common Stock Purchase Warrant
             (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the June 1996 10-Q).
  10.31      Form of 5% Convertible Senior Secured Debenture
             (incorporated by reference to Exhibit 4.1 to the
             Registrant's Current Report on Form 8-K dated March 24, 1998
             (the "March 1998 8-K")).
  10.32      Form of Common Stock Purchase Warrant (incorporated by
             reference to Exhibit 4.2 to the March 1998 8-K).
  10.33      Debenture and Warrant Purchase Agreement dated March 10,
             1998, by and among the Registrant, Galen Partners III, L.P.
             and the other Purchasers listed on the Signature Page
             thereto (incorporated by reference to Exhibit 10.1 to the
             March 1998 8-K).
  10.34      Form of General Security Agreement of Halsey Drug Co., Inc.
             dated March 10, 1998 (incorporated by reference to Exhibit
             10.2 to the March 1998 8-K).
  10.35      Form of Agreement of Guaranty of Subsidiaries of Halsey Drug
             Co., Inc. dated March 10, 1998 (incorporated by reference to
             Exhibit 10.3 to the March 1998 8-K).
  10.36      Form of Guarantor General Security Agreement dated March 10,
             1998 (incorporated by reference to Exhibit 10.4 to the March
             1998 8-K).
  10.37      Stock Pledge Agreement dated March 10, 1998 by and between the Registrant and Galen Partners III, L.P., as agent
             (incorporated by reference to Exhibit 10.5 to the March 1998
             8-K).
  10.38      Form of Irrevocable Proxy Agreement (incorporated by
             reference to Exhibit 10.6 to the March 1998 8-K).
  10.39      Agency Letter Agreement dated March 10, 1998 by and among
             the Purchasers a party to the Debenture and Warrant Purchase
             Agreement, dated March 10, 1998 (incorporated by reference to Exhibit 10.7 to the March 1998 8-K).
  10.40      Press Release of Registrant dated March 13, 1998
             (incorporated by reference to Exhibit 99.1 to the March 1998
             8-K).
  10.41      Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 24, 1998.
  10.42      Letter Agreement between the Registrant and the U.S.
             Department of Justice dated March 27, 1998 relating to the restructuring of the fine assessed by the Department of
             Justice under the Plea Agreement dated June 21, 1993.
  10.43      Employment Agreement dated as of March 10, 1998 between the
             Registrant and Michael K. Reicher.
  10.44      Employment Agreement dated as of March 10, 1998 between the
             Registrant and Peter Clemens.
 *10.45      Amended, Restated and Consolidated Bridge Loan Agreement
             dated as of December 2, 1998 between the Company, Galen
             Partners III, L.P., Galen Partners International III, L.P.,
             Galen Employee Fund III, L.P. and the other signatures
             thereto.
 *10.46      First Amendment to Amended, Restated and Consolidated Bridge
             Loan Agreement dated December 7, 1998 between the Company
             and the lenders listed on the signature page thereto.
 *10.47      Second Amendment to Amended, Restated and Consolidated
             Bridge Loan Agreement dated March 8, 1999 between the
             Company and the lenders listed on the signature page
             thereto.
 *10.48      Form of 10% Convertible Secured Note due May 30, 1999.
 *10.49      Form of Common Stock Purchase Warrant issued pursuant to be
             Amended, Restated and Consolidated Bridge Loan Agreement.
 *10.50      Amended and Restated General Security Agreement dated
             December 2, 1998 between the Company and Galen Partners III,
             L.P., as Agent.
 *10.51      Subordination Agreement dated December 2, 1998 between the
             Registrant and Galen Partners III, L.P., as Agent.
 *10.52      Agency Letter Agreement dated December 2, 1998 by and among the lenders a party to the Amended, Restated and
             Consolidated Bridge Loan Agreement, as amended.

 EXHIBIT
  NUMBER                               DOCUMENT
 -------                               --------
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

---------------

* Filed herewith.

                         INDEX TO FINANCIAL STATEMENTS


                                                                 PAGE
                                                                 ----
Report of Independent Certified Public Accountants..........  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statement of Stockholders' Equity..............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-8 - F-25

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

                                          GRANT THORNTON LLP

New York, New York
March 5, 1999

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
CURRENT ASSETS
  Cash......................................................  $  1,850    $     26
  Accounts receivable -- trade, net of allowances for
     doubtful accounts of $280 and $542 in 1998 and 1997,
     respectively...........................................     1,439          62
  Inventories...............................................     6,354       2,456
  Prepaid insurance and other current assets................       148         274
                                                              --------    --------
          Total current assets..............................     9,791       2,818
PROPERTY, PLANT AND EQUIPMENT, NET..........................     4,787       4,630
DEFERRED PRIVATE OFFERING COSTS.............................     1,335         219
                                                              --------    --------
                                                              $ 15,913    $  7,667
                                                              ========    ========

CURRENT LIABILITIES
  Convertible bridge loans..................................  $  7,533    $     --
  Notes payable.............................................     2,817       4,825
  Bank overdraft............................................                   159
  Due to banks..............................................                 2,476
  Convertible subordinated debentures.......................                 2,244
  Accounts payable..........................................     1,834       6,086
  Accrued expenses..........................................     3,972       7,232
  Deferred gain.............................................                 1,900
  Other current liabilities.................................       300         200
                                                              --------    --------
     Total current liabilities..............................    16,456      25,122
LONG-TERM DEBT, NET.........................................    26,186
OTHER LIABILITIES...........................................     2,224       2,402
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock -- $.01 par value; authorized, 40,000,000
     shares; issued 14,443,212 shares and 14,029,718 shares
     in 1998 and 1997, respectively.........................       144         140
  Additional paid-in capital................................    29,113      25,489
  Accumulated deficit.......................................   (57,221)    (44,497)
                                                              --------    --------
                                                               (27,964)    (18,868)
  Less treasury stock -- at cost (439,603 shares in 1998 and
     1997, respectively)....................................      (989)       (989)
                                                              --------    --------
                                                               (28,953)    (19,857)
                                                              --------    --------
                                                              $ 15,913    $  7,667
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


     On March 10, 1998, the Company completed a private offering (the "Offering") of securities to an investor group ("Galen") consisting of 5% convertible senior secured debentures due March 15, 2003, and common stock purchase warrants (with a 5 year life) exercisable for 2,101,010 shares of the Company's common stock at an exercise price of $1.50 and 2,101,010 shares at an exercise price of $2.375. The unamortized discount resulting from the issuance of such warrants ($2,618,000) has been recorded as a reduction of the related obligation. The net proceeds to the Company from the Offering, after the deduction of related offering expenses of $1,518,000 for legal fees and investment banker fees, was approximately $19.3 million. These related offering costs will be amortized over the remaining five (5) year life of the related debentures. In addition, in accordance with the terms of the private offering, during June 1998, Galen invested an additional $5 million in the Company in exchange for debentures and warrants having terms identical to those issued in the Offering.


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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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


  5.  Revenue Recognition



     Revenues are recognized when products are shipped to customers. Provisions are recorded for uncollectable accounts receivable.



  6.  Income Taxes


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


  7.  Statements of Cash Flows


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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

  10.  Impairment of Long-Lived Assets


     The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Note I).


  11.  Stock-Based Compensation


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


  12.  New Pronouncements


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


  13.  Reclassifications


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


     During the period from May 1997 through July 1997, the Company borrowed approximately $3 million from Mylan Laboratories, Inc. ("Mylan") pursuant to five unsecured, demand promissory notes. The advances made by Mylan Laboratories, Inc. were part of a proposed investment by Mylan in the Company, including the proposed purchase of the Company's Houba Indiana facility as well as a partial tender offer for the Company's common stock. The Company used the proceeds of these borrowings for working capital. To date, $236,000 has been paid by the Company to Mylan against such indebtedness in the form of product deliveries to Mylan. Pursuant to an agreement reached between the parties, the Company is required to satisfy interest on the outstanding indebtedness on an annual basis while the indebtedness remains outstanding and to satisfy the principal amount of such indebtedness in the form of product deliveries to Mylan until such time as the indebtedness is satisfied in full. In 1998, the Company, in exchange for extending the loan, agreed to grant a warrant to purchase 50,000 shares of the Company's common stock at a price of $1.94 per share. The estimated fair value of these warrants (using the Black Scholes Pricing Model) was approximately $56,000 and will be amortized as a charge to operations over the extension period of the loan. Additionally, the Company began reducing the loan by supplying product to Mylan. At December 31, 1998, the loan balance was $2,817,000.


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

     On November 29, 1995, the Company issued 366 units, at $10,000 per unit, in a private placement of its securities ("November Private Placement"). Each unit consisted of (i) a 10% convertible subordinated debenture due November 29, 2000 in the principal amount of $10,000, interest payable quarterly, and convertible into shares of the common stock, at a conversion price of $2.50 per share, subject to dilution, and (ii) 600 redeemable common stock purchase warrants. The terms and conditions of the warrants issued in

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
connection with the November Private Placement are similar to those issued in the July Private Placement, except that the exercise price of the warrant pursuant to the November Private Placement is $2.50 per share. These debentures were converted into 1,464,000 shares of common stock in December 1996.

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

     At December 31, 1997, the net assets of H.R. Cenci Laboratories, Inc., consisted primarily of building, equipment and land with a net carrying value of $528,000 and inventory with a total net carrying value of $93,000. Accordingly, during 1997 the Company recorded a charge of $264,000 to reduce the fixed assets to their then estimated net realizable value, and a $93,000 charge to write off the remaining inventory. In 1998, the Company disposed of the remaining assets and recorded a charge of $191,000. For the years ended

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

December 31, 1998, 1997 and 1996, these subsidiaries, in aggregate, accounted for revenues of approximately $160,000, $495,000, and $290,000, respectively.

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

NOTE M -- CONTINGENCIES


     The Company currently is a defendant in several lawsuits involving product liability and other claims. The Company's insurance carriers have assumed the defense for all product liability and other actions involving the Company. None of the lawsuits is brought as a class action. The ultimate outcome of these lawsuits cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements. The Company does not believe these actions will have a material adverse effect on the Company's financial condition or results of operations.


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


     On June 21, 1993, the Company entered into a Plea Agreement with the DOJ to resolve the DOJ's investigation into the manufacturing and record keeping practices of the Company's Brooklyn plant. Under the terms of the Plea Agreement, the Company agreed to plead guilty to five counts of adulteration of drug products shipped in interstate commerce. Each count involved product adulteration, and record keeping deficiencies relating to a single drug product, Quinidine Gluconate (324mg tablets), manufactured at the Brooklyn plant. The Plea Agreement also required the Company to pay a fine of $2,500,000 over five years in quarterly installments of $125,000, commencing on or about September 15, 1993. The Company's plea was entered and the terms of the Plea Agreement were approved by the United States District Court for the District of Maryland on July 13, 1993. As of February 28, 1998, the Company was in default of the payment terms of the Plea Agreement and had made payments aggregating $350,000. On March 27, 1998, the Company and the DOJ signed the Letter Agreement serving to amend the Plea Agreement relating to the terms of the Company's satisfaction of the fine assessed under the Plea Agreement Specifically, the Letter Agreement provided that the Company will satisfy the remaining $2,150,000 of the fine through the payment of $25,000 on a monthly basis commencing June 1, 1998, plus interest on such outstanding balance (at the rate calculated pursuant to 28 U.S.C Section 1961)(currently 5.319%). Such payment schedule will result in the full satisfaction of the DOJ fine in December, 2005. The Letter Agreement also provides certain restrictions on the payment of salary or compensation to any individual in excess of $150,000 without the written consent of the United States District Court for the District of Maryland, subject to certain exceptions. In addition, the Letter Agreement requires the repayment of the outstanding fine to the extent of 25% of the Company's after-tax profit or the remaining balance owed and 25% of the net proceeds received by the Company on any sale of a capital asset for a sum in excess of $10,000. If, at any time, the Company does not make the payments required under the Letter Agreement in a timely fashion, the United States will be free to declare that the fine is delinquent and/or in default, and exercise all legal process to immediately collect the full amount of the fine, interest and applicable penalties. At December 31, 1998 the remaining amount due the DOJ was $1,975,000. The current portion of this debt amounting to $300,000 is shown as "Other current liabilities." The remainder of $1,675,000 is included in "Other liabilities."


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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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

  Other Legal Proceedings


     Beginning in 1992, actions were commenced against the Company and numerous other pharmaceutical manufacturers in the Pennsylvania Court of Common Pleas, Philadelphia Division, in connection with the alleged exposure to diethylstilbestrol ("DES"). The defense of all of such matters was assumed by the Company's insurance carrier, and a substantial number have been settled by the carrier. Currently, five actions remain pending with the Company as a defendant, and the insurance carrier is defending each action. Similar actions were brought in Ohio, and have been dismissed based on Ohio law. The Company and its legal counsel do not believe any of such actions will have a material impact on the Company's financial condition or results of operations.


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

     The Company has been named as a defendant in a complaint filed with the United States District Court, Eastern District of New York, on June 30, 1998 (the "Complaint") by Quality Products and Services, L.L.C. The Complaint alleges the existence of a Joint Venture Agreement between the Plaintiff and the Company concerning the development, manufacture and marketing of a single product. The Complaint also alleges that the Company has breached the Agreement by failing to satisfy its respective obligations defined in the Agreement. The Complaint seeks monetary damages of approximately $20 million. The Company believes

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
that the allegations contained in the Complaint are without basis in fact, and that it has meritorious defenses to each of the allegations. The Company has retained counsel and intends to vigorously defend this action. This matter is currently in discovery. The Company has filed a third-party complaint against Rosendo Ferran, the Company's former President, in connection with the Complaint. The ultimate outcome of this action cannot be determined at this time, although the Company does not believe this action will have a material adverse effect on the Company's financial condition or results of operations.



     The Company has been named as a defendant in an action in Suffolk County, New York, by Designed Laboratories, Inc., for construction work allegedly performed at the Company's facilities in Brooklyn. Plaintiff is seeking approximately $148,000. The Company has no records of work being performed by this entity, and is therefore defending the action. The Company does not believe this claim will have a material adverse effect on the Company's financial condition or results of operations.



     The Company's former President, Rosendo Ferran, has instituted an arbitration against the Company, seeking sums alleged due under his employment contract in the amount of $225,000, deferred salary in the approximate amount of $100,000, and unspecified damages upon allegations of age, ethnic and religious discrimination. The Company believes it has meritorious defenses to the allegations claimed in the arbitration. The Company and its legal counsel do not believe this claim will have a material adverse effect on the Company's financial condition or results of operations.


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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES



                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                AMOUNTS IN 000'S



                                BALANCE AT    CHARGED TO     CHARGED TO                      BALANCE AT
                               BEGINNING OF   COSTS AND    OTHER ACCOUNTS    DEDUCTIONS -       END
         DESCRIPTION              PERIOD       EXPENSES       DESCRIBE      DESCRIBE(A)(B)   OF PERIOD
         -----------           ------------   ----------   --------------   --------------   ----------
YEAR ENDED DECEMBER 31, 1996
Accounts receivable
  reserves...................       280          144                                            424
Inventory reserves...........       155                                          105             50

YEAR ENDED DECEMBER 31, 1997
Accounts receivable
  reserves...................       424          118                                            542
Inventory reserves...........        50          625                                            675

YEAR ENDED DECEMBER 31, 1998
Accounts receivable
  reserves...................       542                                          262            280
Inventory reserves...........       675                                          361            314


---------------


(a) Amounts written off as uncollectible accounts receivable and recoveries.

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

Date: May 28, 1999