Form 10-Q/A
period 1999-03-31
HALSEY DRUG CO INC/NEW
filed 1999-06-02
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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
                                                         =======      =======

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------

                                                       (UNAUDITED)
   (Amounts in thousands)                                 1999         1998
                                                        MARCH 31    DECEMBER 31
                                                       -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Convertible bridge loans                            $  8,933    $  7,533
     Notes payable                                          2,763       2,817
     Department of Justice settlement                         300         300
     Accounts payable                                       1,215       1,834
     Accrued expenses                                       3,879       3,972
                                                          --------    --------

                Total current liabilities                  17,090      16,456

CONVERTIBLE DEBENTURES                                     26,187      26,187

OTHER LONG-TERM DEBT                                        2,148       2,223

CONTINGENCIES                                                  --          --

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.01 par value; authorized
   40,000,000, shares; issued and outstanding
   14,260,715 shares at March 31,1999 and
   14,003,609 shares at December 31, 1998                     147         144

     Additional paid-in capital                            29,445      29,113

     Accumulated deficit                                  (60,503)    (57,221)
                                                         --------    --------
                                                          (30,911)    (27,964)

      Less: Treasury stock - at cost - (439,603
      shares at March 31, 1999 and December 31,
      1998)                                                  (989)       (989)
                                                         --------    --------

      Total stockholders' equity (deficit)                (31,900)    (28,953)
                                                         --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 13,525    $ 15,913
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


Selling, General and Administrative Expenses
--------------------------------------------

       Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 1999 and 1998 were 56.5% and 83.7%, respectively. Overall these expenses in the first three months of 1999 increased $234,000 over the same period in 1998. The increase is primarily attributable to the increased costs of litigation ($150,000) and professional services ($50,000).


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

          In the event the Year 2000 issues were to disrupt the Company and its operations, such disruption may have a material impact on the Company and its results of operations. Given that no significant issues have arisen based on the assessments to date, the Company has identified a preliminary contingency plan and is prepared to make necessary corrections to its systems in the event a problems should occur. The Company will continue to assess the Year 2000 compliance issue on an on-going basis in an effort to resolve any Year 2000 issues in a timely manner.

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

          The Company was not required under the New York Business Corporation Law or the rules of the American Stock Exchange to obtain shareholder approval to authorize the issuance of the convertible notes and the warrants issued in the Bridge Loan or the issuance of the Common Stock issued in satisfaction of interest payments under the Convertible Debentures. Each of the convertible notes, warrants and shares of Common Stock were issued at, or with conversion or exercise prices equal to, the fair market value of the Common Stock at the time of issuance.

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


                                                          HALSEY DRUG CO., INC.



Date: May 28, 1999                                 BY:s/s Michael K. Reicher
                                                          ---------------------
                                                          Michael K. Reicher
                                                          President and Chief
                                                          Executive Officer

Date: May 28, 1999                                 BY:s/s Peter A. Clemens
                                                          ---------------------
                                                          Peter A. Clemens
                                                          VP & Chief Financial
                                                          Officer

                                 EXHIBIT INDEX



Exhibit                Description
No.



27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.