Form 10-K/A
period 1998-12-31
HALSEY DRUG CO INC/NEW
filed 1999-06-15
CIK 786947

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-2

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                        PAGE
                                                                        ----
PART II
  Item
     7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    4
  Item
     8.   Financial Statements and Supplementary Data.................    7

PART IV
  Item
     14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    7

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
                                                   ======    ======                       ======

NET SALES

     Net sales for 1998 of $8,841,000 represents a decrease of $247,000 as compared to net sales for 1997. The decrease is attributable in part to a reduction in toll manufacturing revenue from Mallinckrodt of approximately $878,000 from the prior year. Additionally, the Company was unable to market successfully to the retail pharmacy marketplace until the third quarter of 1998 because during fiscal 1996 and 1997, the Company had failed to pay required rebates to state Medicaid agencies. This caused those states to deny medicaid reimbursement to the retail pharmacies on their sales of the Company's products. Commensurate with the infusion of new capital and management in March, 1998, the Company began reestablishing itself in good standing with all states. In April 1998, the Company entered into a new contract with the Health Care Finance Authority ("HCFA") and paid outstanding rebates due to various states. The states completed the reinstatement of the Company on their medicaid reimbursement by July, 1998. The Company has been in good standing with HCFA and the individual states since July 1998 and expects this past non-compliance will have no impact on future results of operations or liquidity. Also during much of 1998, the Company experienced difficulty in obtaining certain raw materials which reduced sales. These shortages were remedied by December 31, 1998.

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

INTEREST EXPENSE

     Interest expense for 1998 increased by 62% over that of 1997 reflecting the substantial new debt in the form of $25,800,000 of convertible debentures that was added in 1998. Interest expense for 1997 decreased 33.0% as compared to 1996 due primarily to the conversion in the latter part of 1996 of $7,740,000 of convertible debentures bearing interest at 10% into common stock. Interest expense for 1996 increased 77.8% as compared to 1995 as a result of a higher level of borrowings due to the issuance of convertible subordinated debentures, as well as fees payable to the Company's banks.

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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1998          1997          1996
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................................................   $  8,841      $  9,088      $ 12,379
Cost of goods sold.........................................     12,712        15,406        16,826
                                                              --------      --------      --------
     Gross margin..........................................     (3,871)       (6,318)       (4,447)
Research and development...................................        651           979         1,854
Selling, general and administrative expenses...............      8,078         6,308         7,486
                                                              --------      --------      --------
     Loss from operations..................................    (12,600)      (13,605)      (13,787)
Interest expense...........................................     (1,946)       (1,144)       (1,708)
Other income (expense).....................................      1,802          (264)        1,000
                                                              --------      --------      --------
     NET LOSS..............................................   $(12,724)     $(15,013)     $(14,495)
                                                              ========      ========      ========
Basic loss per common share................................   $   (.92)     $  (1.12)     $  (1.49)
                                                              ========      ========      ========
Weighted average number of outstanding shares..............     13,813        13,434         9,724
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

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. Under APB No. 25, because the exercise price of employee stock options has historically been greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense has been recorded. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

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

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expenses related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 1998, 1997 and 1996, respectively: expected volatility

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
of 67%, 65%, and 82%; risk-free interest rates of 5.6%, 6.0%, and 6.6%; and expected lives of 10 years, 4 years and 4.6 years. At the date of grant, all exercise prices equaled the market value of the stock.

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

Date: June 11, 1999