Form 10-Q
period 1999-06-30
HALSEY DRUG CO INC/NEW
filed 1999-08-13
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934.

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                            OR

        TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

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

AS OF AUGUST 13, 1999 THE REGISTRANT HAD 14,350,648 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

                         HALSEY DRUG CO., & SUBSIDIARIES

                                      INDEX

        PART I.  FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                       PAGE #

               CONDENSED CONSOLIDATED BALANCE SHEETS-                     3
               JUNE 30, 1999 AND DECEMBER 31, 1998

               CONDENSED CONSOLIDATED STATEMENTS OF                       5
               OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1999
               AND JUNE 30, 1998

               CONSOLIDATED STATEMENTS OF CASH                            6
               FLOWS - SIX MONTHS ENDED JUNE 30, 1999
               AND JUNE 30, 1998

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS'                   7
               EQUITY - SIX MONTHS ENDED JUNE 30, 1999

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL                  8
               STATEMENTS

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         10
               CONDITION AND RESULTS OF OPERATIONS

        PART II.  OTHER INFORMATION

      ITEM 2.  CHANGES IN SECURITIES

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        SIGNATURES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


          (Amounts in thousands)                              1999           1998

                                                             JUNE 30     DECEMBER 31
                                                             -------     -----------
CURRENT ASSETS


        Cash and cash equivalents                            $ 4,459       $ 1,850

        Accounts Receivable - trade, net of
           Allowances for doubtful accounts of $96 and
           $ 280 at June 30, 1999 and
           December 31, 1998, respectively                     1,658         1,439

        Other receivable                                          28          --

        Inventories                                            4,751         6,354

        Prepaid insurance and other current assets               174           148
                                                             -------       -------

          Total current assets                                11,070         9,791

PROPERTY PLANT & EQUIPMENT, NET                                4,249         4,787

OTHER ASSETS                                                   1,375         1,335
                                                             -------       -------

                                                             $16,859       $15,913
                                                             =======       =======


         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                   (UNAUDITED)

   (Amounts in thousands)                                                     1999             1998

                                                                             JUNE 30       DECEMBER 31
                                                                             -------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                             --------

CURRENT LIABILITIES

     Convertible bridge loans                                                $  3,495        $  7,533
     Notes payable                                                              2,763           2,817
     Department of justice settlement                                             300             300
     Accounts payable                                                           1,180           1,834
     Accrued expenses                                                           3,492           3,972
                                                                             --------        --------

                Total current liabilities                                      11,230          16,456

CONVERTIBLE DEBENTURES                                                         39,322          26,187
OTHER LONG-TERM DEBT                                                            2,118           2,223
CONTINGENCIES                                                                    --              --

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - $.01 par value; authorized 40,000,000, shares; issued              147             144
               and outstanding 14,301,685 shares at June 30,1999 and
               14,003,609 shares at December 31, 1998


     Additional paid-in capital                                                29,537          29,113

     Accumulated deficit                                                      (64,506)        (57,221)
                                                                             --------        --------
                                                                              (34,822)        (27,964)

     Less: Treasury stock - at cost -(439,603 shares at June 30,                 (989)           (989)
                                                                             --------        --------
           1999 and December 31, 1998)

                Total stockholders' equity (deficit)                          (35,811)        (28,953)
                                                                             --------        --------

                                                                             $ 16,859        $ 15,913
                                                                             ========        ========


         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


Amounts in thousands except per share data
                                                                                   June 30
                                                   ------------------------------------------------------------------------
                                                       For the six months ended               For the three months ended
                                                   --------------------------------        --------------------------------
                                                       1999                1998                1999                1998
                                                   ------------        ------------        ------------        ------------
Net sales ..................................       $      5,791        $      4,116        $      2,567        $      2,221
Cost of goods sold .........................              7,424               6,290               3,776               2,958
                                                   ------------        ------------        ------------        ------------


   Gross profit(loss) ......................             (1,633)             (2,174)             (1,209)               (737)

Research & development .....................                355                 452                 179                 231
Selling, general and administrative expenses              3,524               3,208               1,703               1,621
                                                   ------------        ------------        ------------        ------------

   Loss from operations ....................             (5,512)             (5,834)             (3,091)             (2,589)

Other income ...............................                 54               1,968                  51                  66
Interest expense, net ......................              1,828                 969                 970                 531
                                                   ------------        ------------        ------------        ------------

    Loss before income taxes ...............             (7,286)             (4,835)             (4,010)             (3,054)
                                                   ------------        ------------        ------------        ------------

Provision for income taxes .................               --                  --                  --                  --
                                                   ------------        ------------        ------------        ------------


Net loss ...................................       $     (7,286)       $     (4,835)       $     (4,010)       $     (3,054)
                                                   ============        ============        ============        ============


Net loss per common share ..................              (0.51)              (0.35)              (0.28)              (0.22)
                                                   ============        ============        ============        ============


Average number of outstanding shares .......         14,276,064          13,756,600          14,294,070          13,777,258
                                                   ============        ============        ============        ============


The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

Amounts in thousands                                                        SIX MONTHS ENDED

                                                                                 JUNE 30
                                                                        -------------------------
                                                                          1999            1998
                                                                          ----            ----
Cash flows from operating activities

 Net loss .......................................................       $ (7,286)       $ (4,835)

Adjustments to reconcile net loss to net cash used in
operating activities
     Depreciation and amortization ..............................            657             816
     Provision for loss on accounts receivable ..................           (184)            (64)
     Changes in assets and liabilities
        Accounts receivable .....................................            (35)           (373)
        Other receivable ........................................            (28)           --
        Inventories .............................................          1,603          (2,653)
        Prepaid insurance and other current assets ..............            (26)            114
        Accounts payable ........................................           (654)         (4,728)
        Deferred gain ...........................................           --            (1,900)
        Accrued expenses ........................................           (585)         (2,438)
                                                                        --------        --------

        Total adjustments .......................................            748         (11,561)
                                                                        --------        --------


           Net cash used in operating activities ................         (6,538)        (16,396)
                                                                        --------        --------

 Cash flows from investing activities

     Capital expenditures .......................................           (119)           (724)
     (Decrease) increase in other assets ........................           (204)           (896)
                                                                        --------        --------

        Net cash used in investing activities ...................           (323)         (1,620)
                                                                        --------        --------


Cash flows from financing activities

     Increase (decrease) in notes payable .......................            (54)         (1,763)
     Decrease in amount due to banks ............................           --            (2,476)
     Issuance of common stock for payment of interest and payable            427             202
     Issuance of convertible subordinated debentures ............          9,097          25,800
     Increase (decrease) in bank overdraft ......................           --              (159)
                                                                        --------        --------

        Net cash provided by financing activities ...............          9,470          21,604
                                                                        --------        --------

     Net (decrease) increase in cash and cash equivalents .......          2,609           3,588

Cash and cash equivalents at beginning of period ................          1,850              26
                                                                        --------        --------


Cash and cash equivalents at end of period ......................       $  4,459        $  3,614
                                                                        ========        ========


Supplemental disclosure of noncash activities:

                      For the 6 months ended June 30, 1999
                      ------------------------------------

The Company issued 297,076 shares of common stock as payment for accounts payable in the amount of $30,000 and accrued interest of $398,000.


The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                         SIX MONTHS ENDED JUNE 30, 1999

AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA

                                   (UNAUDITED)

                                                 COMMON STOCK,                                    TREASURY STOCK,
                                                $.01 PAR VALUE        ADDITIONAL                      AT COST
                                            ----------------------     PAID-IN    ACCUMULATED    ------------------
                                              SHARES       AMOUNT      CAPITAL      DEFICIT      SHARES      AMOUNT        TOTAL
                                            ----------    --------   ----------   -----------    -------     ------      ---------
Balance January 1, 1999                     14,443,208    $    144    $ 29,113     $ (57,221)    439,603     $ (989)     $ (28,953)

Net Loss for the six months ended June                                                (7,286)                               (7,286)
30, 1999

Issuance of shares as payment of               280,170           3         395                                                 398
interest

Issuance of shares as payment of trade          17,906        --            30                                                  30
payables
                                            ----------    --------    --------     ---------     -------     ------      ---------

Balance at June 30, 1999                    14,741,284    $    147    $ 29,538     $ (64,507)    439,603     $ (989)     $ (35,811)
                                            ==========    ========    ========     =========     =======     ======      =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

    HALSEY DRUG CO., INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 1999 have been made. The results of operations for the six months period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         As of June 30, 1999, the Company had a working capital deficiency of approximately $160,000 and an accumulated deficit of approximately $64,507,000. The Company incurred a loss of approximately $7,286,000 during the six months ended June 30, 1999.


NOTE 2 -  INVENTORIES

                                               (AMOUNTS IN THOUSANDS)
        Inventories consists of the following:

                                        JUNE 30, 1999         DECEMBER 31, 1998
                                       --------------         -----------------
          Finished Goods                 $ 2,396                $  2,675
          Work in Process                    990                   1,166
          Raw Materials                    2,369                   2,513
                                           ------                 ------
                                         $ 4,751                  $6,354
                                           ======                 ======

NOTE 3 - DEBT


Borrowings under long-term debt consist of the following at June 30, 1999 and December 31, 1998.

                                                        (AMOUNTS IN THOUSANDS)
                                                         1999            1998
                                                         ----            ----
Department of Justice Settlement                       $ 1,825          $ 1,975
Other                                                      593              548
                                                       -------          -------
                                                         2,418            2,523
     Less current maturities                              (300)            (300)
                                                       -------          -------
                                                         2,118            2,223


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

        The Company is currently a defendant in a lawsuit claiming breach of its obligations under a joint venture agreement with the plaintiff concerning development and sale of a single product. The plaintiff is seeking monetary damages of $20,000,000. The Company believes that the allegations contained in the lawsuit are without basis in fact. As the final outcome of this lawsuit cannot be determined at this time, no adjustment has been made to the consolidated financial statements.

NOTE 5 - COMPREHENSIVE INCOME

           The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of 1998, which requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no effect on the Company for the six months ended June 30, 1999 or 1998.

                      HALSEY DRUG CO.,INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                                                           SIX MONTHS ENDED JUNE 30             THREE MONTHS ENDED JUNE 30
                                                      -----------------------------------   ----------------------------------
                                                                              PERCENTAGE                            PERCENTAGE
                                                                             CHANGE YEAR-                          CHANGE YEAR
                                                                               TO-YEAR                               TO-YEAR
                                                                              INCREASE                              INCREASE
                                                                             (DECREASE)                            (DECREASE)
                                                         PERCENTAGE OF        1999 AS          PERCENTAGE OF         1999 AS
                                                           NET SALES         COMPARED TO         NET SALES         COMPARED TO
                                                      -------------------    -----------    -------------------    -----------
                                                       1999         1998        1998         1999         1998        1998
                                                      ------       ------       -----       ------       ------       -----
Net Sales ........................................     100.0        100.0        40.7        100.0        100.0        15.6
Cost of goods sold ...............................     128.2        152.8        18.0        147.1        133.2        27.7
                                                      ------       ------       -----       ------       ------       -----


   Gross profit(loss) ............................     (28.2)       (52.8)      (24.9)       (47.1)       (33.2)       64.0

Research & Development ...........................       6.1         11.0       (21.5)         7.0         10.4       (22.5)
Selling, general and administrative expenses .....      60.9         77.9         9.9         66.3         73.0         5.1
                                                      ------       ------       -----       ------       ------       -----

   Loss from Operations ..........................     (95.2)      (141.7)       (5.5)      (120.4)      (116.6)       19.4

Other income .....................................        .9         47.8       (97.2)         2.0          3.0       (22.7)
Interest expense, net ............................      31.6         23.5        88.6         37.8         23.9        82.7
                                                      ------       ------       -----       ------       ------       -----

    Loss before income taxes .....................    (125.8)      (117.5)       50.7       (156.2)      (137.5)       31.3
                                                      ------       ------       -----       ------       ------       -----

Provision for income taxes .......................      --           --          --           --           --          --
                                                      ------       ------       -----       ------       ------       -----


Net loss .........................................    (125.8)      (117.5)       50.7       (156.2)      (137.5)       31.3
                                                      ======       ======       =====       ======       ======       =====

SIX MONTHS ENDED JUNE 30, 1999 VS SIX MONTHS ENDED JUNE 30, 1998

NET SALES

 The Company's net sales for the six months ended June 30, 1999 of $ 5,791,000 represents an increase of $1,675,000 (40.7%) as compared to net sales for the six months ended June 30, 1998 of $4,116,000. This increase is a result of recapturing market share that had been lost in the prior year because the Company lacked working capital in the first quarter of 1998 to maintain sufficient inventories for sale. Further, the sales increase reflects aggressive selling efforts by the Company's sales force.

COST OF GOODS SOLD

        For the six months ended June 30, 1999, cost of goods sold of $7,424,000 increased as compared to the six months ended June 30, 1998 of $6,290,000. This is attributable to greater manufacturing activity associated with the sales increase as well as the addition of manufacturing overhead costs from the March, 1999 acquisition of the Congers, New York manufacturing facility. Gross margin as a percentage of sales for the six months ended June 30, 1999 was (28.2%) as compared to (52.8)% for the six months ended June 30, 1998. This is attributable to the leverage of the Company's fixed overhead costs from increased sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses as a percentage of sales for the six months ended June 30, 1999 and 1998 were 60.9% and 77.9%, respectively. Overall these expenses in the first six months of 1999 increased $316,000 over the same period in 1998. The increase is primarily attributable to the increased costs of litigation ($175,000) and professional services ($80,000).

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses as a percentage of sales for the six months ended June 30, 1999 and 1998 were 6.1% and 11.0%, respectively. The Company's research and development program is concentrating its efforts in three areas.

First, the Company is performing the necessary regulatory steps to effect the transfer of the products obtained from Barr Laboratories in April, 1999 to the Company. The Company expects to have completed the process for one of these products by the end of 1999 with an additional six products expected to be submitted to the FDA for approval in 2000.

Second, the Company is continuing development efforts relating to certain active pharmaceutical ingredients (API's). The Company currently manufactures two API's and has a third under development.

Finally, the Company is proceeding with the development of products, apart from those obtained from Barr Laboratories, for submission to the FDA. The Company currently has one Abbreviated New Drug Application (ANDA)on file with the FDA and expects to file an additional seven within the next twelve months.

NET EARNINGS (LOSS)

        For the six months ended June 30, 1999, the Company had net loss of $7,286,000 as compared to a net loss of $4,835,000 for the six months ended June 30, 1998. Included in results for the six months ended June 30, 1998 was a one time gain of $1,900,000 that had been recorded in September, 1997 as a deferred gain on the sale of certain assets to Mallinckrodt Chemical Products, Inc. ("Mallinckrodt"). This transaction contained certain future requirements that were met in the first quarter of 1998. Also, the 1999 results include additional interest expense of $859,000 resulting from the issuance of debentures in March and June, 1998.

THREE MONTHS ENDED JUNE 30, 1999 VS THREE MONTHS ENDED JUNE 30, 1998

NET SALES

        The Company's net sales for the three months ended June 30, 1999 of $2,567,000 represents a increase of $346,000 (15.6%) as compared to net sales for the three months ended June 30, 1998 of $2,221,000. The increase resulted from greater market penetration due to aggressive selling efforts in 1999.

COST OF GOODS SOLD

        For the three months ended June 30, 1999, cost of goods sold increased by approximately $818,000 as compared to the three months ended June 30, 1998. The increase for 1999 is attributable to a reduction in gross margins as competitive pressures forced the Company to reduce selling prices to maintain market share. Gross margin as a percentage of net sales for the three months ended June 30, 1999 was (47.1%) compared to (28.7%) for the three months ended June 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses as a percentage of sales for the three months ended June 30, 1999 and 1998 were 66.3% and 63.1%, respectively. The increase of $82,000 is due primarily to increased costs of litigation ($25,000) and professional services ($30,000).

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses as a percentage of sales for the three months ended June 30, 1999 and 1998 was 7.0% and 9.0%, respectively. The Company's research and development program is concentrating its efforts in three areas.

First, the Company is performing the necessary regulatory steps to effect the transfer of the products obtained from Barr Laboratories in April, 1999 to the Company. The Company expects to have completed the process for one of these products by the end of 1999 with an additional six products expected to be submitted to the FDA for approval in 2000.

Second, the Company is continuing development efforts relating to certain active pharmaceutical ingredients (API's). The Company currently manufactures two API's and has a third under development.

Finally, the Company is proceeding with the development of products, apart from those obtained from Barr Laboratories, for submission to the FDA. The Company currently has one Abbreviated New Drug Application (ANDA)on file with the FDA and expects to file an additional seven within the next twelve months.

NET EARNINGS (LOSS)

        For the three months ended June 30, 1999, the Company had a net loss of $4,010,000 as compared to a net loss of $3,054,000 for the three months ended June 30, 1998. This increase is attributable to lower gross margins as well as higher interest costs associated with the 5% convertible debentures issued in 1998 ($439,000).

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1999, the Company had cash and cash equivalents of $4,459,000 as compared to $1,850,000 at December 31, 1998. The Company had a working capital deficiency of $160,000 and $6,665,000 at June 30, 1999 and December 31, 1998, respectively.

        On May 26, 1999, the Company consummated a private offering of securities for an aggregate purchase price of up to $22.8 million (the "Oracle Offering"). The securities issued in the Offering consisted of 5% convertible senior secured debentures (the "1999 Debentures") and common stock purchase warrants (the "1999 Warrants"). The 1999 Debentures and 1999 Warrants were issued by the Company pursuant to a certain Debenture and Warrant Purchase Agreement dated May 26, 1999 (the "Oracle Purchase Agreement") by and among the Company, Oracle Strategic Partners, L.P. (the "Oracle") and such other investors in the Company's March 10, 1998 offering electing to participate in the Oracle Offering (inclusive of Oracle, collectively, the "Oracle Investor Group").

        The 1999 Debentures were issued at par and will become due and payable as to principal on March 15, 2003. Approximately $12.8 million in principal amount of the 1999 Debentures were issued on May 26, 1999. Interest on the principal amount of the 1999 Debentures, at the rate of 5% per annum, will be payable on a quarterly basis.

        The 1999 Debentures are convertible into shares of the Company's common stock at a conversion price of $1.404 per share, for an aggregate of up to approximately 16,283,694 shares of the Company's common stock. The 1999 Warrants are exercisable for an aggregate of approximately 4,618,702 shares of the Company's common stock. Of such warrants, 2,309,351 warrants are exercisable at $1.404 per share and the remaining 2,309,351 warrants are exercisable at $2.285 per share. The 1999 Debentures are 1999 Warrants are convertible and exercisable, respectively, for an aggregate of approximately 20,902,396 of the Company's common stock.

        Of the $22.8 million to be invested pursuant to the Oracle Purchase Agreement, $5 million was funded by Oracle on the closing date of the Oracle Purchase Agreement with an additional $10 million to be funded by Oracle in two
(2) installments of $5 million each. The first installment of the additional $10 million Oracle investment was funded on July 27, 1999. The remaining $5 million Oracle investment to be made pursuant to the Oracle Purchase Agreement is required to be funded upon the later to occur of (i) the Company's receipt of shareholder approval of various proposals described in the Company's Proxy Statement in connection with its 1999 Annual Meeting of Shareholders, each of which relate to the Oracle Offering, and (ii) receipt of approval from the U.S. Food and Drug Administration for a product for which an abbreviated new drug application has been filed with the FDA. The Company anticipates that this condition will be satisfied during the fourth quarter of 1999. In the event the Company does not receive FDA approval for such product on or before March 31, 2000, Oracle is under no obligation to fund the final $5 million investment.

        In addition to the $10 million Oracle investments made to date, approximately $7,037,000 of the 1999 Debentures issued pursuant to the Oracle Purchase Agreement were issued in exchange for the surrender of a like amount of principal and accrued interest outstanding under the Company's convertible promissory notes issues pursuant to various bridge loan transactions with Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (collectively, "Galen") and certain other investors in the aggregate amount of $10,104,110 during the period from August, 1998 through and including May, 1999 (the "Bridge Loans"). The remaining balance of the Bridge Loans in the principal amount of $3,495,001 plus accrued and unpaid interest was satisfied with a portion of the proceeds of the second $5 million installment of Oracle's investment funded on July 27, 1999.

        The net proceeds from the issuance of the 1999 Debentures and 1999 Warrants pursuant to the Oracle Purchase Agreement, in addition to satisfying the principal and accrued interest under the Bridge Loans, provided the Company with a necessary source of working capital. Assuming the funding of the final $5 million installment by Oracle pursuant to the Oracle Purchase Agreement, of which there can be no assurance, the Company anticipates that it will have sufficient cash reserves to satisfy its working capital requirements for at least the next 12 months. The Company is also seeking to secure a senior revolving line of credit from a banking institution in the principal amount of $5 million. There can be no assurance, however, that the Company will be able to obtain a revolving credit facility on acceptable terms. Failure to obtain the final $5 million investment from Oracle as described above, a bank line of credit in the principal amount of $5 million or an alternative source of financing of a comparable amount in the near term will materially adverse affect the Company's working capital position and financial condition and results of operations.

YEAR 2000 COMPLIANCE

        The Company is aware of issues associated with the programming code in existing computer system as the Year 2000 approaches and has undertaken a compliance program to assess the Company's potential exposure to business interruptions due to the possible Year 2000 computer software failures, including necessary remediation and testing. In 1999, the Company installed a new installed a new information system, including hardware and software, which the Company believes, based on its testing, is Year 2000 complaint.

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

        Currently, the Company believes the largest area of exposure concerning the Year 2000 lies with third party suppliers of raw materials especially those locate in foreign countries. The contingency plan to mitigate the disruption among these suppliers includes the buildup of critical raw material inventories. However, the extent to which this may be required has not yet been determined and therefore the cost and ability to accumulate such inventories cannot be estimated at this time.

        In the event the Year 2000 issues were to disrupt the Company and its operations, such disruption may have a material impact on the Company and its results of operations. Given that no significant issues have arisen based on assessments to date, the Company has identified a preliminary contingency plan and is prepared to make necessary corrections to its systems in the event a problem should occur. The Company will continue to assess the Year 2000 compliance issue on an on-going basis in an effort to resolve any Year 2000 issues in a timely manner.

PART II
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 26, 1999, the Company consummated a private offering of securities for an aggregate purchase price of up to $22.8 million (the "Oracle Offering"). Securities issued in the offering consisted of 5% convertible senior secured debentures (the "1999 Debentures") and common stock purchase warrants (the "1999 Warrants") exercisable for an aggregate of approximately 20,902,396 shares of the Company's common stock, $.01 par value per share (the "Common Stock"). The 1999 Debentures and 1999 Warrants were issued by the Company pursuant to a certain Debenture and Warrant Purchase Agreement dated May 26, 1999 (the "Oracle Purchase Agreement") by and among the Company, Oracle, Galen and each of the purchasers listed on the signature page thereto (inclusive of Oracle, collectively, the "Oracle Investor Group").

        During the quarter ended June 30, 1999, the Company issued an aggregate of 297,076 shares of the Company's common stock in satisfaction of accounts payable in the amount of $30,000 and accrued interest on the Company's outstanding 5% convertible senior secured debentures issued in March and June 1998 (the "Convertible Debentures").

        Each of the purchasers comprising the Oracle Investor Group and the holders of the Convertible Debentures for which interest payments were made in Common Stock are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The 1999 Debentures and 1999 Warrants and the Common Stock issued in satisfaction of interest payments under the Convertible Debentures were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

        The Company is required under the New York Business Corporation Law and the rules of the American Stock Exchange to obtain shareholder approval to, among other items, authorize the issuance of the common stock issuable upon conversion of the 1999 Debentures and exercise of the 1999 Warrants. Such proposals have been included in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders scheduled for August 19, 1999.

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

                                  HALSEY DRUG CO., INC.



Date: August 13, 1999             BY: /s/ Michael K. Reicher
                                      ----------------------------
                                      MICHAEL K. REICHER
                                      PRESIDENT AND CHIEF
                                      EXECUTIVE OFFICER

Date: August 13, 1999             BY: /s/ Peter A. Clemens
                                      ----------------------------
                                      PETER A. CLEMENS
                                      VP & CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX



EXHIBIT                DESCRIPTION
NO.

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.