Form 10-Q
period 1999-09-30
HALSEY DRUG CO INC/NEW
filed 1999-11-15
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934.

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

       TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________TO________________________

                         COMMISSION FILE NUMBER 1-10113

                              HALSEY DRUG CO., INC.
                             ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW YORK                                11-0853640
--------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


695 N. PERRYVILLE RD.
ROCKFORD, IL                                                 61107
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

 (815) 399 - 2060
--------------------------------------------------------------------------------
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

AS OF NOVEMBER 12, 1999 THE REGISTRANT HAD 14,389,908 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

                         HALSEY DRUG CO., & SUBSIDIARIES
                         -------------------------------

                                      INDEX
                                      -----

  PART I.  FINANCIAL INFORMATION
  ------------------------------
  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                               PAGE #

           CONDENSED CONSOLIDATED BALANCE SHEETS-                           3
           SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

           CONDENSED CONSOLIDATED STATEMENTS OF                             5
           OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
           AND SEPTEMBER 30, 1998

           CONSOLIDATED STATEMENTS OF CASH                                  6
           FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 1999
           AND SEPTEMBER 30, 1998

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS'                         7
           EQUITY - NINE MONTHS ENDED SEPTEMBER 30, 1999

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL                        8
           STATEMENTS

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               10
           CONDITION AND RESULTS OF OPERATIONS


  PART II.  OTHER INFORMATION
  ----------------------------
  ITEM 2.  CHANGES IN SECURITIES                                           15

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             15

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                17


  SIGNATURES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            (UNAUDITED)
          (AMOUNTS IN THOUSANDS)                                1999           1998
                                                            SEPTEMBER 30    DECEMBER 31
                                                            ------------    -----------
CURRENT ASSETS


        CASH AND CASH EQUIVALENTS                             $ 2,391        $ 1,850

        ACCOUNTS RECEIVABLE - TRADE, NET OF
           ALLOWANCES FOR DOUBTFUL ACCOUNTS OF $79 AND
           $ 280 AT SEPTEMBER 30, 1999 AND
           DECEMBER 31, 1998, RESPECTIVELY                      1,839          1,439

        OTHER RECEIVABLES                                          23             --

        INVENTORIES                                             3,993          6,354

        PREPAID INSURANCE AND OTHER CURRENT ASSETS                183            148
                                                              -------        -------

          TOTAL CURRENT ASSETS                                  8,429          9,791

PROPERTY PLANT & EQUIPMENT, NET                                 4,299          4,787

OTHER ASSETS                                                    1,235          1,335
                                                              -------        -------

                                                              $13,963        $15,913
                                                              =======        =======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                   (UNAUDITED)
   (AMOUNTS IN THOUSANDS)                                             1999                     1998
                                                                   SEPTEMBER 30             DECEMBER 31
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES

     CONVERTIBLE BRIDGE LOANS                                       $     --                $  7,533
     NOTES PAYABLE                                                     2,575                   2,817
     DEPARTMENT OF JUSTICE SETTLEMENT                                    300                     300
     ACCOUNTS PAYABLE                                                  1,215                   1,834
     ACCRUED EXPENSES                                                  3,436                   3,972
                                                                    --------                --------

                TOTAL CURRENT LIABILITIES                              7,526                  16,456

CONVERTIBLE DEBENTURES                                                42,801                  26,187
OTHER LONG-TERM DEBT                                                   2,039                   2,223
CONTINGENCIES                                                             --                      --

STOCKHOLDERS' EQUITY (DEFICIT)

  COMMON STOCK - $.01 PAR VALUE; AUTHORIZED 80,000,000
           SHARES AT SEPTEMBER 30, 1999 AND 40,000,000
           AT DECEMBER 31, 1998; ISSUED AND OUTSTANDING
           14,360,490 SHARES AT SEPTEMBER 30,1999 AND
           14,003,609 SHARES AT DECEMBER 31, 1998                        148                     144


     ADDITIONAL PAID-IN CAPITAL                                       31,617                  29,113

     ACCUMULATED DEFICIT                                             (69,179)                (57,221)
                                                                    --------                --------
                                                                     (37,414)                (27,964)

           LESS: TREASURY STOCK - AT COST -(439,603 SHARES
           AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998)                 (989)                   (989)
                                                                    --------                --------

                TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (38,403)                (28,953)
                                                                    --------                --------

                                                                    $ 13,963                $ 15,913
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

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                                            SEPTEMBER 30
                                                                            ------------
AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA           FOR THE NINE MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                  ------------------------------      ------------------------------
                                                      1999              1998              1999              1998
                                                  ------------      ------------      ------------      ------------
NET SALES ......................................  $      8,259      $      6,298      $      2,468      $      2,182
COST OF GOODS SOLD .............................        11,210             9,901             3,786             3,611
                                                  ------------      ------------      ------------      ------------


   GROSS PROFIT (LOSS) .........................        (2,951)           (3,603)           (1,318)           (1,429)

RESEARCH & DEVELOPMENT .........................           685               789               330               337
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...         5,545             4,860             2,021             1,652
                                                  ------------      ------------      ------------      ------------

   LOSS FROM OPERATIONS ........................        (9,181)           (9,252)           (3,669)           (3,418)

OTHER INCOME ...................................            66             1,983                12                15
INTEREST EXPENSE, NET ..........................         2,843             1,492             1,015               523
                                                  ------------      ------------      ------------      ------------

    LOSS BEFORE INCOME TAXES ...................       (11,958)           (8,761)           (4,672)           (3,926)
                                                  ------------      ------------      ------------      ------------

PROVISION FOR INCOME TAXES .....................            --                --                --                --
                                                  ------------      ------------      ------------      ------------


NET LOSS .......................................  ($    11,958)     ($     8,761)     ($     4,672)     ($     3,926)
                                                  ============      ============      ============      ============


NET LOSS PER COMMON SHARE ......................         (0.84)            (0.64)            (0.33)            (0.28)
                                                  ============      ============      ============      ============


AVERAGE NUMBER OF OUTSTANDING SHARES ...........    14,304,301        13,756,600        14,359,855        13,777,258
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                        HALSEY DRUG CO., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                           ------------
AMOUNTS IN THOUSANDS                                                    1999          1998
                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES

 NET LOSS .......................................................     ($11,958)     ($ 8,761)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
OPERATING ACTIVITIES
     DEPRECIATION AND AMORTIZATION ..............................          970         1,274
     PROVISION FOR LOSS ON ACCOUNTS RECEIVABLE ..................         (201)         (492)
     CHANGES IN ASSETS AND LIABILITIES
        ACCOUNTS RECEIVABLE .....................................         (199)         (127)
        OTHER RECEIVABLE ........................................          (23)           --
        INVENTORIES .............................................        2,361        (2,637)
        PREPAID INSURANCE AND OTHER CURRENT ASSETS ..............          (35)           64
        ACCOUNTS PAYABLE ........................................         (619)       (5,121)
        DEFERRED GAIN ...........................................           --        (1,900)
        ACCRUED EXPENSES ........................................         (720)       (2,645)
                                                                      --------      --------

        TOTAL ADJUSTMENTS .......................................        1,534       (11,584)
                                                                      --------      --------


           NET CASH USED IN OPERATING ACTIVITIES ................      (10,424)      (20,345)
                                                                      --------      --------

 CASH FLOWS FROM INVESTING ACTIVITIES

     CAPITAL EXPENDITURES .......................................         (482)         (868)
     (DECREASE) INCREASE IN OTHER ASSETS ........................          100        (1,539)
                                                                      --------      --------

        NET CASH USED IN INVESTING ACTIVITIES ...................         (382)       (2,407)
                                                                      --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES

     INCREASE (DECREASE) IN NOTES PAYABLE .......................         (242)         (108)
     DECREASE IN AMOUNT DUE TO BANKS ............................           --        (2,476)
     ISSUANCE OF COMMON STOCK FOR PAYMENT OF INTEREST AND PAYABLE
     AND WARRANT EXERCISE........................................          565           258
     ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES ............       11,024        25,800
     INCREASE (DECREASE) IN BANK OVERDRAFT ......................           --          (159)
                                                                      --------      --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES ...............       11,347        23,315
                                                                      --------      --------

     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......          541           563

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................        1,850            26
                                                                      --------      --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $  2,391      $    589
                                                                      ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

                    FOR THE 9 MONTHS ENDED SEPTEMBER 30, 1999
                    -----------------------------------------

THE COMPANY ISSUED 328,314 SHARES OF COMMON STOCK AS PAYMENT FOR ACCOUNTS PAYABLE IN THE AMOUNT OF $54,000 AND ACCRUED INTEREST OF $461,517.

THE COMPANY ISSUED 28,571 SHARES OF COMMON STOCK FOR THE EXERCISE OF A WARRANT.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      NINE MONTHS ENDED SEPTEMBER 30, 1999

AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA

                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                COMMON STOCK, $.01 PAR VALUE    ADDITIONAL  ACCUMULATED     TREASURY STOCK, AT COST
                                ----------------------------     PAID-IN                    -----------------------
                                  SHARES          AMOUNT         CAPITAL      DEFICIT       SHARES          AMOUNT          TOTAL
                                ----------        ------        ----------  -----------     -------        --------      ----------
BALANCE JANUARY 1, 1999         14,443,208         $144           $29,113    ($ 57,221)     439,603        ($  989)      ($ 28,953)

NET LOSS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1999                                                       (11,958)                                    (11,958)


ISSUANCE OF SHARES AS PAYMENT
OF INTEREST                        300,562            3               459                                                      462

DEFERRED DEBT DISCOUNT ON
WARRANTS ISSUED WITH
CONVERTIBLE DEBTEDNESS                                              1,943                                                    1,943

EXERCISE OF WARRANT                 28,571            1                48                                                       49

ISSUANCE OF SHARES AS PAYMENT
OF TRADE PAYABLES                   27,752           --                54                                                       54

                                ----------         ----           -------     --------      -------         ------        --------

BALANCE AT SEPTEMBER 30, 1999   14,800,093         $148           $31,617    ($ 69,179)     439,603        ($  989)      ($ 38,403)
                                ==========         ====           =======    =========      =======         ======       =========

The accompanying notes are an integral part of this statement

           HALSEY DRUG CO., INC. AND SUBSIDIARIES NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and changes in cash flows for the nine months ended September 30, 1999 have been made. The results of operations for the Nine months period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         As of September 30, 1999, the Company had working capital of approximately $903,000 and an accumulated deficit of approximately $69,179,000. The Company incurred a loss of approximately $11,958,000 during the nine months ended September 30, 1999.

         As of November 15, 1999, the Company had approximately $800,000 in cash reserves available to fund operations. The Company estimates that such cash reserves combined with internally generated cash flow will be sufficient to fund operations for approximately 30 days. In order to fund continued operations, the Company is actively seeking alternative sources of financing, including a possible sale or license arrangement relating to a product for which the Company has filed for approval with the U.S. Food and Drug Administration. No assurance can be given, however, that the Company will be successful in concluding a sale or licensing arrangement for this product on acceptable terms. Failure to complete a sale or licensing transaction as described, or an alternative financing transaction within the next 30 days will have a material adverse effect on the Company's working capital position, financial condition and results of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

NOTE 2 -  INVENTORIES

                             (AMOUNTS IN THOUSANDS)

        INVENTORIES CONSISTS OF THE FOLLOWING:

                      SEPTEMBER 30, 1999    DECEMBER 31, 1998
                      ------------------    -----------------
FINISHED GOODS              $  965                 $2,675
WORK IN PROCESS                979                  1,166
RAW MATERIALS                2,049                  2,513
                            ------                 ------
                            $3,993                 $6,354
                            ======                 ======

NOTE 3 - DEBT


BORROWINGS UNDER OTHER LONG-TERM DEBT CONSIST OF THE FOLLOWING AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998.

                                    (AMOUNTS IN THOUSANDS)
                                       1999         1998
                                     -------      -------
DEPARTMENT OF JUSTICE SETTLEMENT     $ 1,725      $ 1,975
OTHER                                    614          548
                                     -------      -------
                                       2,339        2,523
   LESS CURRENT MATURITIES              (300)        (300)
                                     -------      -------
                                       2,039        2,223

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


NOTE 5 - COMPREHENSIVE INCOME

           The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of 1999, which requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no effect on the Company for the nine months ended September 30, 1999 or 1998.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                                 NINE MONTHS ENDED SEPTEMBER 30             THREE MONTHS ENDED SEPTEMBER 30
                                                                          PERCENTAGE                                    PERCENTAGE
                                                                         CHANGE YEAR-                                   CHANGE YEAR
                                                                           TO-YEAR                                        TO-YEAR
                                               PERCENTAGE OF NET SALES     INCREASE    PERCENTAGE OF NET SALES            INCREASE
                                               -----------------------     --------    -----------------------            --------
                                                                          (DECREASE)                                     (DECREASE)
                                                                          ----------                                     ----------
                                                                           1999 AS                                        1999 AS
                                                                           -------                                        -------
                                                                         COMPARED TO                                    COMPARED TO
                                                                         -----------                                    -----------
                                                1999            1998        1998            1999              1998         1998
                                               ------          ------      ------          ------            ------       ------
NET SALES                                       100.0           100.0        31.1           100.0             100.0         13.1
COST OF GOODS SOLD                              135.7           157.2        13.2           153.4             165.5          4.8
                                               ------          ------      ------          ------            ------       ------


   GROSS PROFIT (LOSS)                          (35.7)          (57.2)      (18.1)          (53.4)            (65.5)        (7.8)

RESEARCH & DEVELOPMENT                            8.3            12.5       (13.2)           13.4              15.4         (2.1)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     67.2            77.2        14.1            81.9              75.7         22.3
                                               ------          ------      ------          ------            ------       ------

   LOSS FROM OPERATIONS                        (111.2)         (146.9)        (.8)         (148.7)           (156.6)         7.3

OTHER INCOME                                       .8            31.5       (96.7)             .5                .7        (20.0)
INTEREST EXPENSE, NET                            34.4            23.7        90.5            41.1              24.0         94.1
                                               ------          ------      ------          ------            ------       ------

    LOSS BEFORE INCOME TAXES                   (144.8)         (139.1)       36.5          (189.3)           (179.9)        19.0
                                               ------          ------      ------          ------            ------       ------

PROVISION FOR INCOME TAXES                         --              --          --              --                --           --
                                               ------          ------      ------          ------            ------       ------


NET LOSS                                       (144.8)         (139.1)       36.5          (189.3)           (179.9)        19.0
                                               ======          ======      ======          ======            ======       ======

--------------------------------------------------------------------------------
Nine months ended September 30, 1999 vs. Nine months ended September 30, 1998
--------------------------------------------------------------------------------

Net Sales

 The Company's net sales for the nine months ended September 30, 1999 of $8,259,000 represents an increase of $1,961,000 (31.1%) as compared to net sales for the nine months ended September 30, 1998 of $6,298,000. This increase is a result of recapturing market share that had been lost in the prior year because the Company lacked working capital in the first quarter of 1998 to maintain sufficient inventories for sale. Further, the sales increase reflects aggressive selling efforts by the Company's sales force.

Cost of Goods Sold

        For the nine months ended September 30, 1999, cost of goods sold of $11,210,000 increased as compared to the nine months ended September 30, 1998 of $9,901,000. This is attributable to greater manufacturing activity associated with the sales increase as well as the addition of manufacturing overhead costs from the March, 1999 acquisition of the Congers manufacturing facility. Gross margin as a percentage of sales for the nine months ended September 30, 1999 was (35.7)% as compared to (57.2)% for the nine months ended September 30, 1998. This is attributable to the leverage of the Company's fixed overhead costs from increased sales.

Selling, General and Administrative Expenses

       Selling, general and administrative expenses as a percentage of sales for the nine months ended September 30, 1999 and 1998 were 67.2% and 77.2%, respectively. Overall these expenses in the first nine months of 1999 increased $685,000 over the same period in 1998. The increase is primarily attributable to the increased costs of litigation ($180,000), professional services ($65,000), selling expenses ($325,000) and general and administrative expenses associated with the Congers manufacturing facility ($115,000).

Research and Development Expenses

        Research and development expenses as a percentage of sales for the nine months ended September 30, 1999 and 1998 were 8.3% and 12.5%, respectively. The Company's research and development program is concentrating its efforts in three areas.

First, the Company is performing the necessary regulatory steps to effect the transfer of the products obtained from Barr Laboratories in April 1999 to the Company. The Company expects to have completed the process for one of these products by the end of 1999 with additional six products expected to be submitted to the FDA for approval in 2000.

Second, the Company is continuing development efforts relating to certain active pharmaceutical ingredients (API's). The Company currently manufactures two API's and has a third under development.

Finally, the Company is proceeding with the development of products, apart from those obtained from Barr Laboratories, for submission to the FDA. The Company currently has one Abbreviated New Drug Application (ANDA) on file with the FDA and expects to file an additional seven within the next twelve months.

Net Earnings (Loss)

        For the nine months ended September 30, 1999, the Company had net loss of $11,958,000 as compared to a net loss of $8,761,000 for the nine months ended September 30, 1998. Included in results for the nine months ended September 30, 1998 was a one time gain of $1,900,000 that had been recorded in September, 1997 as a deferred gain on the sale of certain assets to Mallinckrodt Chemical Products, Inc. ("Mallinckrodt"). This transaction contained certain future requirements that were met in the first quarter of 1998. Also, the 1999 results include additional interest expense of $1,351,000 resulting from the issuance of debentures during 1998 and 1999.

--------------------------------------------------------------------------------
Three months ended September 30, 1999 vs. Three months ended September 30, 1998
--------------------------------------------------------------------------------

Net Sales

        The Company's net sales for the three months ended September 30, 1999 of $2,468,000 represents a increase of $286,000 (13.1%) as compared to net sales for the three months ended September 30, 1998 of $2,182,000. The increase resulted from greater market penetration due to aggressive selling efforts in 1999.

Cost of Goods Sold

        For the three months ended September 30, 1999, cost of goods sold increased by approximately $175,000 as compared to the three months ended September 30, 1998. The increase for 1999 is attributable to greater manufacturing activity associated with the sales increase. Gross margin as a percentage of net sales for the three months ended September 30, 1999 was (53.4)% compared to (65.5)% for the three months ended September 30, 1998.

Selling, General and Administrative Expenses

       Selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 1999 and 1998 were 81.9% and 75.7%, respectively. The increase of $369,000 is due primarily to increased costs of litigation ($204,000), professional services ($75,000) and general and administrative expenses associated with the Congers manufacturing facility ($90,000).

Research and Development Expenses

        Research and development expenses as a percentage of sales for the three months ended September 30, 1999 and 1998 was 13.4% and 15.4%, respectively. The Company's research and development program is concentrating its efforts in three areas.

First, the Company is performing the necessary regulatory steps to effect the transfer of the products obtained from Barr Laboratories in April 1999 to the Company. The Company expects to have completed the process for one of these products by the end of 1999 with additional six products expected to be submitted to the FDA for approval in 2000.

Second, the Company is continuing development efforts relating to certain active pharmaceutical ingredients (API's). The Company currently manufactures two API's and has a third under development.

Finally, the Company is proceeding with the development of products, apart from those obtained from Barr Laboratories, for submission to the FDA. The Company currently has one Abbreviated New Drug Application (ANDA) on file with the FDA and expects to file an additional seven within the next twelve months.

Net Earnings (Loss)

        For the three months ended September 30, 1999, the Company had a net loss of $4,672,000 as compared to a net loss of $3,926,000 for the three months ended September 30, 1998. This increase is attributable to lower gross margins as well as higher interest costs associated with the 5% convertible debentures issued in 1998 ($492,000).

Liquidity and Capital Resources
-------------------------------

        At September 30, 1999, the Company had cash and cash equivalents of $2,391,000 as compared to $1,850,000 at December 31, 1998. The Company had working capital of $903,000 at September 30, 1999 and a working capital deficiency of ($6,665,000)at December 31, 1998.


On May 26, 1999, the Company consummated a private offering of securities for an aggregate purchase price of up to $22.8 million (the "Oracle Offering"). The securities issued in the Offering consisted of 5% convertible senior secured debentures (the "1999 Debentures") and common stock purchase warrants (the "1999 Warrants"). The 1999 Debentures and 1999 Warrants were issued by the Company pursuant to a certain Debenture and Warrant Purchase Agreement dated May 26, 1999 (the "Oracle Purchase Agreement") by and among the Company, Oracle Strategic Partners, L.P. ("Oracle") and such other investors in the Company's March 10, 1998 offering electing to participate in the Oracle Offering (inclusive of Oracle, collectively, the "Oracle Investor Group").

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

        Of the $22.8 million to be invested pursuant to the Oracle Purchase Agreement, $5 million was funded by Oracle on May 26, 1999, the closing date of the Oracle Purchase Agreement, with an additional $10 million to be funded by Oracle in two (2) installments of $5 million each. The first installment of the additional $10 million Oracle investment was funded on July 27, 1999. The remaining $5 million Oracle investment to be made pursuant to the Oracle Purchase Agreement is required to be funded upon the receipt of approval from the U.S. Food and Drug Administration for a product for which an abbreviated new drug application has been filed with the FDA. The Company anticipates that this condition will be satisfied during the first quarter of 2000. In the event the Company does not receive FDA approval for such product on or before March 31, 2000, Oracle is under no obligation to fund the final $5 million investment.

        In addition to the $10 million investment made by Oracle to date, approximately $7,037,000 of the 1999 Debentures issued pursuant to the Oracle Purchase Agreement were issued in exchange for the surrender of a like amount of principal and accrued interest outstanding under the Company's convertible promissory notes issues pursuant to various bridge loan transactions with Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (collectively, "Galen") and certain other investors in the aggregate amount of $10,104,110 during the period from August, 1998 through and including May, 1999 (the "Galen Bridge Loans"). The remaining balance of the Galen Bridge Loans in the principal amount of $3,495,001 plus accrued and unpaid interest was satisfied with a portion of the proceeds of the second $5 million installment of Oracle's investment funded on July 27, 1999.

         On November 15, 1999 the Company received a commitment from Galen to extend bridge financing of $500,000 (the "1999 Bridge Loan"). The 1999 Bridge Loan will have a 30 day term and bear interest at the fixed rate of 18% per annum, payable at maturity. The 1999 Bridge Loan commitment provides that if the 1999 Bridge Loan is not paid in full at maturity, the Company is obligated to issue common stock purchase warrants exercisable for 25,000 shares of common stock having an exercise price of $1.47 per share.

            As of November 15, 1999, after giving effect to the 1999 Bridge Loan, the Company had approximately $800,000 in cash reserves available to fund operations. The Company estimates that such cash reserves combined with internally generated cash flow will be sufficient to fund operations for approximately 30 days. The final $5 million installment to be funded by Oracle pursuant to the Oracle Purchase Agreement is not required to be funded until the receipt of approval from the FDA for a designated product for which an abbreviated new drug application has been filed. Based on recent correspondence from the FDA relating to such product, the Company does not anticipate receipt of approval for the product until later in the first quarter of 2000. In order to fund operations prior to the receipt of the final $5 million investment by Oracle, of which there can be no assurance, the Company is actively seeking alternative sources of financing, including a possible sale or license arrangement relating to a product for which the Company has filed for FDA approval. No assurance can be given, however, that the Company will be successful in concluding a sale or licensing arrangement for this product on acceptable teams. Failure to complete a sale or licensing transaction as described, or an alternative financing transaction within the next 30 days will have a material adverse effect on the Company's working capital position and financial condition and on the Company's ability to continue operations.

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

PART II  OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 27, 1999, the Company issued securities in a private offering to Oracle pursuant to the Oracle Purchaser Agreement. The securities issued consisted of 5% convertible senior secured debentures (the "1999 Debentures") in the principal amount of $5 million and common stock purchase warrants (the "1999 Warrants"). The 1999 Debentures and the 1999 Warrants are convertible and exercisable, respectively, for an aggregate of 4,571,354 shares of the Company's common stock, $.01 par value per share (the "Common Stock").

         During the quarter ended September 30, 1999, the Company issued an aggregate of 328,314 shares of Common Stock in satisfaction of accounts payable in the amount of $54,000 and accrued interest on the Company's outstanding 5% convertible senior secured debentures issued in March and June 1998, and May 1999 (the "Convertible Debentures"). The Company also issued 28,571 shares of Common Stock upon exercise of an outstanding common stock purchases warrant (the "Warrant").

        Each of the Oracle, the holders of the account payable, the holders of the Convertible Debentures for which interest payments were made in Common Stock and the holder of the Warrant are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The 1999 Debentures and 1999 Warrants, and the Common Stock issued in satisfaction of the account payable and interest payments under the Convertible Debentures and upon exercise of the Warrant were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1999 Annual Meeting of Shareholders was held on Thursday, August 19, 1999 for the following purposes:

                  1. To elect nine directors to the Company's Board of Directors to hold office until the 2000 Annual Meeting of Shareholders ("Proposal 1");

                  2. To authorize an amendment to the Company's Certificate of Incorporation (the "Charter") to increase the number of authorized shares of the common stock from 40,000,000 shares to 80,000,000 shares ("Proposal 2");

                  3. To authorize an amendment to the Company's Charter to increase the size of the Company's Board of Directors from a maximum of eight (8) to a maximum of eleven
                           (11) directors ("Proposal 3");

                  4. To authorize an amendment to the Company's Charter to entitle the holders of the Company's 5% convertible senior secured debentures due March 15,2003, issued pursuant to the Oracle Purchase Agreement to vote on all matters submitted to a vote of shareholders of the Company, voting together with holders of common stock as one class ("Proposal 4");

                  5. To authorize the issuance of up to 20,902,396 shares common stock upon conversion of the convertible debentures and warrants issued pursuant to the Oracle Purchase Agreement to the extent the issuance of such shares of common stock exceeds 19.9% of the Company's issued and outstanding common stock on May 26, 1999 ("Proposal 5");

                  6. To adopt an amendment to the Company's 1998 Stock Option Plan to increase the number of shares available for issuance under the plan ("Proposal 6"); and

                  7. To ratify the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending December 31, 1999 ("Proposal 7").

         The voting as to each Proposal was as follows:

         Proposal 1
         ----------

         Name                   For           Withheld
         ----                   ---           --------
         William Skelly         27,977,774    376,862
         Michael Reicher        27,979,324    375,312
         Alan Smith, Ph.D.      27,977,574    377,062
         William Sumner         27,977,574    377,062
         Bruce Wesson           27,977,274    377,362
         Srini Conjeevaram      27,977,274    377,362
         Zubeen Shroff          27,977,274    376,362
         Peter A. Clemens       27,977,774    376,862
         Joel Liffman           27,977,774    376,862

         Proposal 2
         ----------

         For                    Against       Abstain
         ---                    -------       -------
         28,097,272             246,621       10,743

         Proposal 3
         ----------

         For                    Against       Abstain        Broker Non-Votes
         ---                    -------       -------        ----------------
         27,996,447             139,526       14,309         204,354

         Proposal 4
         ----------

         For                    Against       Abstain        Broker Non-Voters
         ---                    -------       -------        -----------------
         21,423,179             380,686       31,486         6,519,285

         Proposal 5
         ----------

         For                    Against       Abstain        Broker Non-Voters
         ---                    -------       -------        -----------------
         21,271,909             311,497       47,951         6,723,639

         Proposal 6
         ----------

         For                    Against       Abstain        Broker Non-Voters
         ---                    -------       -------        -----------------
         27,159,324             932,549       58,409         204,354

         Proposal 7
         ----------

         For                    Against       Abstain
         ---                    -------       -------
         28,265,947             44,164        44,525

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




Date:  November 12, 1999                HALSEY DRUG CO., INC.


                                        By:   /s/ Michael K. Reicher
                                           -------------------------------------
                                                  Michael K. Reicher
                                                  President and Chief
                                                  Executive Officer



                                        By:   /s/ Peter A. Clemens
                                           -------------------------------------
                                                  Peter A. Clemens
                                                  VP & Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT                DESCRIPTION
NO.                    -----------
---


27 FINANCIAL DATA SCHEDULE, WHICH IS SUBMITTED ELECTRONICALLY TO THE SECURITIES AND EXCHANGE COMMISSION FOR INFORMATION ONLY AND NOT FILED.