Form 10-K405
period 1999-12-31
HALSEY DRUG CO INC/NEW
filed 2000-04-14
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, PAR VALUE $0.01                 THE AMERICAN STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                (TITLE OF CLASS)
                                      NONE


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of March 31, 2000, the registrant had 14,427,619 shares of Common Stock, par value $0.01, outstanding. Based on the closing price of the Common Stock on March 31, 2000 ($1.875), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26,781,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

        Document                                          Where Incorporated
        --------                                          ------------------
Proxy Statement for the 2000 Annual Meeting                    Part III
of Shareholders

CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
PART I
    Item 1.        Business..............................................................................            4
    Item 2.        Properties............................................................................           14
    Item 3.        Legal Proceedings.....................................................................           15
    Item 4.        Submission of Matters to a Vote of Security Holders...................................           15

PART II
    Item 5.        Market for Registrant's Common Equity and Related
                     Stockholder Matters.................................................................           16
    Item 6.        Selected Financial Data...............................................................           17
    Item 7.        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...........................................................           18
    Item 8.        Financial Statements and Supplementary Data...........................................           23
    Item 9.        Changes in and Disagreement with Accountants on Accounting and
                     Financial Disclosure................................................................           23

PART III

    Item  10.      Directors and Executive Officers of the Registrant....................................           23
    Item  11.      Executive Compensation................................................................           23
    Item  12.      Security Ownership of Certain Beneficial Owners and Management........................           23
    Item  13.      Certain Relationships and Related Transactions........................................           23

PART IV

    Item 14.       Exhibits, Financial Statement Schedules and Reports on
                     Form 8-K Signatures.................................................................           25
                   Index to Consolidated Financial Statements............................................          F-1

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

         The Company manufactures its products at facilities in New York and Indiana. During the last several years, the Company has sought to diversify its businesses through strategic acquisitions and alliances and through the development, manufacture and sale of bulk chemical products used by others as raw materials in the manufacture of finished drug forms.

RECENT EVENTS

  Regulatory Compliance

         During the past several years, the Company's business has been adversely affected by the discovery of various manufacturing and record keeping problems identified with certain products manufactured at its Brooklyn, New York plant. In October 1991, the U.S. Food and Drug Administration (the "FDA") placed the Company on the FDA's Application Integrity Policy list and its restrictions (collectively, the "AIP"). Under the AIP, the FDA suspended all of the parent company's applications for new drug approvals, including Abbreviate New Drug Applications ("ANDAs") and Supplements to ANDAs. During the period that followed, the U.S. Department of Justice ("DOJ") conducted an investigation into the manufacturing and record keeping practices at the Company's Brooklyn plant. As a consequence, on June 21, 1993, the Company entered into a plea agreement (the "Plea Agreement") with the DOJ to resolve the DOJ's investigation. Under the terms of the Plea Agreement, the Company agreed to plead guilty to five counts of adulteration of a single drug product shipped in interstate commerce and related record keeping violations. The Plea Agreement also required the Company to pay a fine of $2,500,000 over five years in quarterly installments of $125,000 commencing in September 1993. As of February 28, 1998, the Company was in default of the payment terms of the Plea Agreement and had made payments aggregating $350,000. On March 27, 1998, the Company and the DOJ signed a Letter Agreement serving to amend the Plea Agreement relating to the terms of the Company's satisfaction of the fine assessed under the Plea Agreement. The Letter Agreement provides, among other things, that the Company will satisfy the remaining $2,150,000 of the fine through the payment of $25,000 on a monthly basis commencing June 1, 1998, plus interest on the outstanding balance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a more detailed description of the Letter Amendment to the Plea Agreement between the DOJ and the Company.

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

         On December 19, 1996, the FDA released the Company from the AIP. As a consequence, for the first time since October 1991, the Company was permitted to submit ANDAs to the FDA for review. Since its release from the AIP in December 1996, through the fiscal year ended December 31, 1999, the Company submitted 9 ANDAs for review by the FDA, including a new ANDA with respect to the Capsules. During the period from the Company's release from the AIP to March 31, 2000, the Company received the following ANDA approvals, all of which relate to ANDA filings made with the FDA subsequent to the Company's release from the AIP:


PRODUCT NAME
(DRUG CLASS)                                 STRENGTH       TRADE NAME                     STATUS
------------                                 --------       ----------                     ------
Hydrocodone Bitartate and..............    5mg/500mg        Vicodin(R)(1)      FDA approval of ANDA received
   Acetaminophen Tablets                                                       September 26, 1997.
  (narcotic analgesic)

Hydrocodone Bitartate and..............    7.5mg/750mg      VicodinES(R)(1)    FDA approval of ANDA received
   Acetaminophen Tablets                                                       September 26, 1997
  (narcotic analgesic)

Hydrocodone Bitartate and..............    7.5mg/650mg      Lorcet             FDA approval of ANDA received
   Acetaminophen Tablets, CIII                              Plus(R)(2)         November 26, 1997.
  (narcotic analgesic)

Hydrocodone Bitartrate and.............    10mg/650mg       Lorcet(R)(2)       FDA approval of ANDA received
   Acetaminophen Tablets, CIII                                                 November 26, 1997.
  (narcotic analgesic)

Oxycodone HCI and......................    5mg/50mg         Tylox(R)(3)        FDA approval of ANDA received
   Acetaminophen Capsules, CII                                                 January 22, 1998.
  (narcotic analgesic)

Oxycodone HCI/Oxycodone................    4.5mg/325mm      Percodan(R)(4)     FDA approval of ANDA received
   Terephthalate Tablets, CII                                                  July 24, 1998
  (narcotic analgesic)

Prednisolone Syrup, USP................    15mg/15ml        Prelone(R)(5)      FDA approval of ANDA
(systemic costicosteroid)                                                      received May 28, 1999


Hydrocodone Bitartrate and.............    5 mg/1.5mg/5ml    Hydocan(R)(6)     FDA approval of ANDA
Homatropine Methylbromide Syrup                                                received July 21, 1999
(antitussive)

----------------------------

(1)      Registered trademark of Knoll Pharmaceutical Co.

(2)      Registered trademark of Forest Laboratories, Inc.

(3)      Registered trademark of McNeil Consumer Products Company

(4)      Registered Trademark of DuPont Merck

(5)      Registered Trademark of Muro Pharmaceuticals, Inc.

(6)      Registered Trademark of Endo Pharmaceuticals, Inc.


         During the fiscal year ended December 31, 1999, the Company submitted 1 ANDA for review by the FDA. The Company anticipates the submission during fiscal 2000 of 9 ANDA supplements or amendments. These supplements and amendments relate to the transfer of existing ANDAs from the Company's Brooklyn facility to its Congers facility as well as the transfer of certain ANDAs obtained from Barr Laboratories. Although the Company has been successful in receiving the ANDA approvals described above since its release from the AIP in December 1996, there can be no assurance that any of its newly submitted ANDAs, or supplements or amendments thereto or those contemplated to be submitted, will be approved by the FDA. The Company will not be permitted to market any new product unless and until the FDA approves the ANDA relating to such product. Failure to obtain FDA approval for the Company's pending ANDAs, or a significant delay in obtaining such approval, would adversely affect the Company's business operations and financial condition.

   Strategic Alliance with Watson Pharmaceuticals

         On March 29, 2000, the Company completed various strategic alliance transactions with Watson Pharmaceuticals, Inc. ("Watson"). The transactions with Watson provided for Watson's purchase of a certain pending ANDA from the Company, for Watson's rights to negotiate for Halsey to manufacture and supply certain identified future products to be developed by Halsey, for Watson's marketing and sale of the Company's core products and for Watson's extension of a $17,500,000 term loan to the Company.

         The product acquisition portion of the transactions with Watson provided for Halsey's sale of a pending ANDA and related rights (the "Product") to Watson for aggregate consideration of $13,500,000 (the "Product Acquisition Agreement"). As part of the execution of the Product Acquisition Agreement, the Company and Watson executed ten year supply agreements covering the active pharmaceutical ingredient ("API") and finished dosage form of the Product pursuant to which Halsey, at Watson's discretion, will manufacture and supply Watson's requirements for the Product API and, where the Product API is sourced from the Company, finish dosage forms of the Product. The purchase price for the Product is payable in three approximately equal installments as certain milestones are achieved.

         The Company and Watson also executed a right of first negotiation agreement providing Watson with a first right to negotiate the terms under which the Company would manufacture and supply certain specified APIs and finished dosage products to be developed by the Company. The right of first negotiation agreement provides that upon Watson's exercise of its right to negotiate for the supply of a particular product, the parties will negotiate the specific terms of the manufacturing and supply arrangement, including price, minimum purchase requirements, if any, territory and term. In the event Watson does not exercise its right of first negotiation upon receipt of written notice from the Company as to its receipt of applicable governmental approval relating to a covered product, or in the event the parties are unable to reach agreement on the material terms of a supply arrangement relating to such product within sixty (60) days of Watson's exercise of its right to negotiate for such product, the Company may negotiate with third parties for the supply, marketing and sale of the applicable product. The right of first negotiation agreement has a term of ten years, subject to extension in the absence of written notice from either party for two additional periods of five years each. The right of first negotiation agreement applies only to API and finished dosage products identified in the agreement and does not otherwise prohibit the Company from developing APIs or finished dosage products for itself or third parties.

         The Company and Watson also completed a manufacturing and supply agreement providing for Watson's marketing and sale of the Company's existing core products portfolio (the "Core Products Supply Agreement"). The Core Products Supply Agreement obligates Watson to purchase a minimum amount of approximately $18,363,000 (the "Minimum Purchase Agreement") in core products from the Company, in equal quarterly installments over a period of 18 months (the "Minimum Purchase Period"). At the expiration of the Minimum Purchase Period if Watson does not continue to satisfy the Minimum Purchase Amount, the Company may market and sell the core products on its own or through a third party. Pending the Company's development and receipt of regulatory approval for its APIs and finished dosage products currently under development, including, without limitation, the Product sold to Watson, and the marketing and sale of same, of which there can be no assurance, substantially all the Company's revenues will be derived from the Core Products Supply Agreement with Watson.

         The final component of the Company's strategic alliance with Watson provided for Watson's extension of a $17,500,000 term loan to the Company. The loan will be funded in installments upon the Company's request for advances and the provision to Watson of a supporting use of proceeds relating to each such advance. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003. The net proceeds from the term loan will, in large part, be used to upgrade and equip the API manufacturing facility of Houba, Inc., the Company's wholly-owned subsidiary, to upgrade and equip the Company's Congers, New York leased facility, to satisfy approximately $3,300,000 in bridge financing provided by Galen Partners and for working capital to fund continued operations. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of the $17,500,000 term loan from Watson.

  Private Offering

         On May 26, 1999, the Company consummated a private offering of securities for an aggregate purchase price of up to $22.8 million (the "Oracle offering"). The securities issued in the Oracle Offering consisted of five percent convertible senior secured debentures (the "1999 Debentures") and common stock purchase warrants (the "1999 Warrants"). The 1999 Debentures and 1999 Warrants were issued by the Company pursuant to a certain Debenture and Warrant Purchase Agreement dated May 26, 1999 (the "Oracle Purchase Agreement") by and among the Company, Oracle Strategic Partners, L.P. ("Oracle") and such other investors in the Company's March 10, 1998 offering electing to participate in the Oracle Offering (inclusive of Oracle, collectively, the "Oracle Investor Group").

         The 1999 Debentures were issued at par and will become due and payable as to principle on March 15, 2003. Approximately $12.8 million in principle amount of the 1999 Debentures were issued on May 26, 1999. Interest on the principle amount of the 1999 Debentures, at the rate of 5% per annum, is payable on a quarterly basis.

         The maximum principal amount of the 1999 Debentures are convertible into shares of the Company's common stock at a conversion price of $1.404 per share, for an aggregate of up to approximately 16,283,694 shares of the Company's common stock. The 1999 Warrants are exercisable for an aggregate of approximately 4,618,702 shares of the Company's common stock. Of such warrants, 2,309,351 warrants are exercisable at $1.404 per share and the remaining 2,309,351 warrants are exercisable at $2.279 per share. The 1999 Debentures and 1999 Warrants are convertible and exercisable, respectively, for an aggregate of approximately 20,902,396 shares of the Company's common stock.

         Of the $22.8 million to be invested pursuant to the Oracle Purchase Agreement, $5,000,000 was funded by Oracle on May 26, 1999, the closing date of the Oracle Purchase Agreement, and an additional $5,000,000 was funded on July 27, 1999. On March 20, 2000, the Company and Oracle executed a Release Agreement releasing Oracle from its obligation to make the remaining investment of $5,000,000 pursuant to the Oracle Purchase Agreement. After giving effect to the Release Agreement with Oracle, the 1999 Debentures and 1999 Warrants are convertible and exercisable, respectively, for an aggregate of approximately 16,331,043 shares of the Company's common stock.

         In addition to the $10,000,000 investment made by Oracle pursuant to the Oracle Purchase Agreement, approximately $7,037,000 of the 1999 Debentures issues pursuant to the Oracle Purchase Agreement were issued in exchange for the surrender of a like amount of principle and accrued interest outstanding under the Company's convertible promissory notes issued pursuant to various bridge loan transactions with Galen Partners, III, L.P., Galen Partners International, III, L.P., Galen Employee Fund, L.P. (collectively, "Galen Partners") and certain other investors, in the aggregate amount of $10,104,110 during the period from August, 1998 through and including May, 1999 (the "Galen Bridge Loans"). The remaining balance of the Galen Bridge Loans in the principal amount of $3,495,001 plus accrued and unpaid interest were satisfied with a portion of the proceeds of Oracle's second $5,000,000 installment on made July 27, 1999 pursuant to the Oracle Purchase Agreement.

Acquisition of Product ANDAs

         On April 16, 1999, the Company completed an acquisition agreement with Barr Laboratories, Inc. ("Barr") providing for the Company's purchase of the rights to 50 pharmaceutical products (the "Barr Products"). Under the terms of the acquisition agreement with Barr, the Company acquired all of Barr's rights in the Barr Products, including all related governmental approvals (including ANDAs) and related technical data and information. In consideration for the acquisition of the Barr Products, the Company issued to Barr a common stock purchase warrant exercisable for 500,000 shares of the Company's common stock having an exercise price of $1.0625 per share (the fair market value of the Common Stock on the date of issuance) and having a term of five years. The acquisition agreement with Barr also allows Barr to purchase any of the Barr Products manufactured by the Company for a period of five years.

         The Barr Products acquired by the Company were previously marketed by Barr, prior to its decision to strategically refocus its generic product portfolio several years ago. While the Barr Products cover a broad range of therapeutic applications and are the subject of approved ANDAs, the Company will be required to obtain approval from the U.S. Food and Drug Administration ("FDA") to permit manufacture and sale of any of the Barr Products, including site specific approval. The Company initially has identified 8 of the products for which it will devote substantial effort in seeking approval from the FDA for manufacture and sale. The Company estimates that certain of these Barr Product will be available for sale in the fourth quarter of 2000, although no assurance can be given that any of the Barr Products will receive FDA approval or that if approved, that the Company will be successful in the manufacture and sale of the such products. It is the Company's intention to continue to evaluate the remaining Barr Products on an ongoing basis to assess their prospects for commercialization and likelihood of obtaining regulatory approval.

Cessation and Relocation of Brooklyn, New York Operations

         On March 22, 2000 the Company executed a Lease Termination and Settlement Agreement with the landlord of the Company's Brooklyn, New York manufacturing facility (the "Settlement Agreement"). The Settlement Agreement provides for the early termination of the lease covering the Brooklyn facility and provides the Company with the time necessary to transfer operations to the Company's Congers, New York facility and cease all manufacturing, research and development and warehouse operations currently conducted in Brooklyn. The Settlement Agreement provides for the termination of the Brooklyn facility lease on August 31, 2000, subject to the Company's right to extend the term to March 31, 2001. The original lease provided for a term expiring December 31, 2005 with a rental payment obligation of $6,715,000 during the period from September 1, 2000 through December 31, 2005.

         The Settlement Agreement provided for the Company's payment of a termination fee of $1,150,000, the advance payment of rent through August 31, 2000 and the deposit of a restoration escrow of $200,000 to be used for facility repairs. The Company also deposited $390,600 in escrow with its counsel. This escrow amount represents the rental payments for the period September 1, 2000 through March 31, 2001 and will be returned to the Company in the event it vacates the

Brooklyn facility on or prior to August 31, 2000. The Company recorded a total charge against earnings of approximately $3,220,000 resulting from the elimination of its Brooklyn, New York operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of this charge against earnings.

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

PRODUCTS AND PRODUCT DEVELOPMENT

  Generic Drug Products

         The Company historically has manufactured and sold a broad range of prescription and over-the-counter drug products. The Company's pharmaceutical product list currently includes a total of approximately 31 products, consisting of 21 dosage forms and strengths of prescription drugs and 10 dosage forms and strengths of over-the-counter drugs. Each dosage form and strength of a particular drug is considered in the industry to be a separate drug product. The Company's drug products are sold in various forms, including liquid and powder preparations, compressed tablets and two-piece, hard-shelled capsules.

         Most of the generic drug products manufactured by the Company can be classified within one of the following categories:

         1.      Antibiotics,

         2.      Narcotic analgesics,

         3.      Anti-infective and anti-tubercular drugs,

         4.      Antihistamines and antihistaminic decongestants,

         5.      Antitussives, or

         6.      Steroids

         During fiscal 1999, sales of antibiotics and narcotic analgesics accounted for approximately 67% of total net sales during such year. The Company anticipates that sales of antibiotics and narcotic analgesics will continue to represent a significant portion of the Company's revenue.

         The Company's development strategy for new drug products has been to focus on the development of a broad-range of generic form drugs, each of which
(i) has developed a solid market acceptance with a wide base of customers, (ii) can be sold on a profitable basis notwithstanding intense competition from other drug manufacturers, and (iii) is no longer under patent protection. The Company has also diversified its current product line to include some less widely prescribed drugs as to which limited competition might be expected. While the Company will continue the development of its finished goods pharmaceutical business, including the rehabilitation of the product ANDAs acquired from Barr, the Company's will dedicate increasing resources to the expansion and enhancement of its operations devoted to the development and manufacture of APIs for use in the Company's finished dosage products as well as for sale to third party pharmaceutical companies, including Watson, in the form and API and finished dosage products.

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

  Active Pharmaceutical Ingredients

         In the last few years, the Company has increased its efforts to develop and manufacture APIs, also known as bulk chemical products. The development and sale of APIs generally is not subject to the same level of regulation as is the development and sale of drug products. Accordingly, APIs may be brought to market substantially sooner than drug products. As described under the caption "Recent Events - Strategic Alliance with Watson Pharmaceuticals" above, the Company is a party to agreements with Watson Pharmaceuticals providing for Watson's right to negotiate for a supply of select APIs currently in development and to be developed by the Company. In addition to its alliance with Watson, it is the Company's intention to develop APIs for its own manufacture and sale (both in API and finished dosage form) and in partnership with other pharmaceutical manufacturers. A significant portion of the net proceeds from the Watson loan transaction described above will be devoted to the upgrade of its Culver, Indiana manufacturing facility operated by its Houba subsidiary, including HVAC, equipment and operational upgrades. During fiscal 1999, all of the Company's revenues were delivered from the sale of finished dosage products. It is the Company's expectation that in connection with a strategic alliance with Watson and other API development efforts, in addition to assisting in the expansion of the Company's line of finished products, the Company will generate revenues from the sale of APIs starting in the latter part of 2000 and such revenue segment will likely increase thereafter as a percentage of total revenue.

RESEARCH AND DEVELOPMENT

         The Company currently conducts research and development activities at each of its Brooklyn and Indiana facilities. Once the cessation and relocation of the Company's Brooklyn, New York operations are completed, the Company's research and development activities previously conducted in Brooklyn will be transferred to its Congers, New York facility. The Company's research and development activities consist primarily of new generic drug product development efforts and manufacturing process improvements, the development for sale of new chemical products and the development of APIs. New drug product development activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and additional testing in areas such as bioavailability, bioequivalence and shelf-life. For fiscal years 1999, 1998 and 1997, total research and development expenditures were $1,075,000, $651,000 and $979,000, respectively. During 2000, the Company's research and development efforts will cover finished dosage products and APIs in a variety of therapeutic applications.

         As of March 31, 2000, the Company maintained a full-time staff of 11 in its Research and Development Departments.

MARKETING AND CUSTOMERS

         The application of the AIP to the Company's operations until December 1996, combined with the Company's continuing operating losses and lack of adequate working capital during fiscal 1997 and the first quarter of 1998 resulted in the Company's inability to maintain sufficient raw materials and finish goods inventories to permit the Company to actively solicit customer orders, and when orders were received, to fill such orders promptly. Following the completion in March 1998 of the offering with Galen Partners (the "Galen Offering"), new Management adopted a marketing strategy focused on developing and maintaining sufficient raw materials and finish goods inventories so as to permit a targeted sales effort by the Company to a core customer group, with an emphasis on quality, prompt product delivery and excellent customer service.

         The strategic alliance with Watson entered into on March 29, 2000 provides for the Company's core products portfolio to be sold by Watson's sales force under Watson's label. Accordingly, the Company intends to discontinue sales efforts of these products. The two companies are working together during the second quarter of 2000 to effect an orderly transition of existing sales agreements and orders from Halsey to Watson. The Company continues to perform limited contract manufacturing of certain non-core products for other pharmaceutical companies.

         During 1999, the Company had net sales to two customers aggregating approximately 25.3% of total sales. The Company believes that the loss of these customers would have a material adverse effect on the Company. During 1998 the Company had net sales to two customers, aggregating 19.1% of total sales. During 1997, the Company had net sales to one customer in excess of 10% of total sales, aggregating 22.3% of total sales.

         The estimated dollar amount of the backlog of orders for future delivery as of March 31, 2000 was approximately $800,000 as compared with approximately $500,000 as of March 15, 1999. Although these orders are subject to cancellation, management expects to fill substantially all orders by the second quarter of 2000. The increase in the Company's backlog as of March 31, 2000 compared to that in 1999 is largely a function of an increase in market penetration.

GOVERNMENT REGULATION

  General

         All pharmaceutical manufacturers, including the Company, are subject to extensive regulation by the Federal government, principally by the FDA, and, to a lesser extent, by state and local governments. Additionally, the Company is subject to extensive regulation by the U.S. Drug Enforcement Agency ("DEA") as a manufacturer of controlled substances. The Company cannot predict the extent to which it may be affected by legislative and other regulatory developments concerning its products and the healthcare industry generally. The Federal Food, Drug, and Cosmetic Act, the Generic Drug Enforcement Act of 1992, the Controlled Substance Act and other Federal statutes and regulations govern or influence the testing, manufacture, safe labeling, storage, record keeping, approval, pricing, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, criminal proceedings, total or partial suspension of production, and refusal of the government to enter into supply contracts or to approve new drug applications. The FDA also has the authority to revoke approvals of new drug applications. The ANDA drug development and approval process now averages approximately eight months to two years. The approval procedures are generally costly and time consuming.

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

RAW MATERIALS

         The raw materials essential to the Company's business are bulk pharmaceutical chemicals purchased from numerous sources. Raw materials are generally available from several sources. The Federal drug application process requires specification of raw material suppliers. If raw materials from a supplier specified in a drug application were to become unavailable on commercially acceptable terms, FDA supplemental approval of a new supplier would be required. During 1999 and 1998, the Company purchased approximately $1,107,000 and $2,583,000, respectively, of its raw materials (constituting 15% and 29%, respectively, of its aggregate purchases of raw materials) from Mallinckrodt. Although the Company is now able to submit supplements to the FDA in order to allow the Company to purchase raw materials from alternate sources, there can be no assurance that if the Company were unable to continue to purchase raw materials from this supplier, that the Company would be successful in receiving FDA approval to such supplement or that it would not face difficulties in obtaining raw materials on commercially acceptable terms. Failure to receive FDA approval for, and to locate, an acceptable alternative source of raw materials would have a material adverse effect on the Company.

         The DEA limits the quantity of the Company's inventories of certain raw materials used in the production of controlled substances based on historical sales data. In view of the Company's recently depressed sales volume, these DEA limitations could increase the likelihood of raw material shortages and of manufacturing delays in the event the Company experiences increased sales volume or is required to find new suppliers of these raw materials.

SUBSIDIARIES

         The Company's Indiana manufacturing operations are conducted by Houba, Inc., an Indiana corporation and wholly-owned subsidiary of the Company. Halsey Pharmaceuticals, Inc., a Delaware corporation, is a wholly-owned subsidiary which is currently inactive. The Company also has the following additional subsidiaries, each of which is currently inactive and anticipated to be dissolved during the remainder of the 2000 fiscal year: Indiana Fine Chemicals Corporation, a Delaware corporation, H.R. Cenci Laboratories, Inc., a California corporation, Cenci Powder Products, Inc., a Delaware corporation, Blue Cross Products, Inc., a New York corporation, and The Medi-Gum Corporation, a Delaware corporation.

EMPLOYEES

         As of March 31, 2000, the Company had approximately 179 full-time employees. Approximately 39 employees are administrative and professional personnel and the balance are in production and shipping. Among the professional personnel, 11 are engaged in research and product development. Approximately 46 employees at the Company's Brooklyn facility are represented by a local collective bargaining unit. The collective bargaining agreement between the Company and the union was extended on March 5, 1998 (retroactive to July 2, 1997) and expires June 30, 2000. As discussed above under the caption "Recent Events - Cessation and Relocation of Brooklyn, New York Operations", the Company is in the process of ceasing operations at its leased facility in Brooklyn, New York. The Company estimates that it will complete its relocation of the operations conducted in Brooklyn to its Congers, New York facility by August 31, 2000. After giving effect to the cessation of operations in Brooklyn, New York, the Company estimates that it will have approximately 107 employees. Management believes that its relations with its employees are satisfactory.

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

         Halsey leases, as sole tenant, a total of approximately 147,000 square feet in three buildings on Pacific Street and Dean Street in Brooklyn, New York. Each of these leases is between Halsey and unaffiliated lessors. The approximate aggregate minimum rental commitments under these operating leases are as follows: $1,023,000 for the year 1999 and $781,000 for the year 2000. The leases of the Brooklyn, New York facility expire on August 31, 2000, subject to the Company's right to extend the lease term to March 31, 2001. The Company is in the process of ceasing and relocating its Brooklyn operations to its Congers, New York facility. See "Item 1. Business - Recent Events - Cessation and Relocation of Brooklyn, New York Operations."

         Halsey leases approximately 4,700 square feet of office space located at 695 North Perryville Road, Building No. 2, Rockford, Illinois. The lease is between the Company and an unaffiliated lessor. The lease has a term of two years expiring August 31, 2000 and calls for annual rental, including maintenance and common area expense, of approximately $50,000 per year. The Company is currently in discussion with the landlord to extend the term of the lease of this facility. This leased facility houses the Company's principal executive offices, including its sales, administration and finance operations.

         The Company's Houba, Inc. subsidiary owns approximately 45,000 square feet of building space on approximately 30 acres of land in Culver, Indiana, which includes a 15,000 square foot manufacturing facility. This manufacturing facility houses separate plants for the production of certain raw materials, capsules and tablets. In 1996, in conjunction with a settlement with two former employees, the Company acquired real property, improved by a residential property, in Culver, Indiana adjacent to the manufacturing facility.


ITEM 3. LEGAL PROCEEDINGS.

GOVERNMENTAL PROCEEDINGS

         Reference is also made to the discussion of the Company's Plea Agreement and Letter Agreement with the DOJ contained in "Item 1.
Business--Recent Events" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OTHER LEGAL PROCEEDINGS

         Beginning in 1992, actions were commenced against the Company and numerous other pharmaceutical manufacturers in the Pennsylvania Court of Common Pleas, Philadelphia Division, in connection with the alleged exposure to diethylstilbestrol ("DES"). The defense of all of such matters was assumed by the Company's insurance carrier, and a substantial number have been settled by the carrier. Currently, several actions remain pending with the Company as a defendant, and the insurance carrier is defending each action. Similar actions were brought in Ohio, and have been dismissed based on Ohio law. The Company does not believe any of such actions will have a material impact on the Company's financial condition.

         The Company has been named as a defendant in one additional action which has been referred to the Company's insurance carrier and has been accepted for defense. The action, Alonzo v. Halsey Drug Co., Inc. and K-Mart Corp., No. 64DOT-95111-CT-2736 (Indiana Superior Court, Porter County), was commenced on November 7, 1995 and involves a claim for unspecified damages relating to the alleged ingestion of "Doxycycline 100." The Company does not believe this action will have a material impact on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

MARKET AND MARKET PRICES OF COMMON STOCK

         The Company's Common Stock is listed on the American Stock Exchange (the "Exchange") under the symbol "HDG." Set forth below for the periods indicated are the high and low sales prices for the Common Stock as reported on the Exchange.


PERIOD                                                          HIGH          LOW
------                                                          ----          ---
2000 Fiscal Year
         First Quarter (through March 31, 2000)                 2 3/8          1

1999 Fiscal Year
         First Quarter                                          1 9/16         1
         Second Quarter                                         3 3/16         1
         Third  Quarter                                         3 1/8          2
         Fourth Quarter                                         2 3/4          3/4

1998 Fiscal Year
         First Quarter                                          3 5/8          1 1/4
         Second Quarter                                         3 1/8          2 3/8
         Third Quarter                                          2 3/4          1 1/2
         Fourth Quarter                                         1 7/8          1



         The Company does not meet certain of the Exchange's criteria for continued listing. The Company was informed by the Exchange that it has determined to delist the Company's Common Stock as it does not meet the Exchange's criteria for continued listing. Such criteria include minimum levels of shareholders equity and the absence of years of net losses from continuing operations. The Company has exercised its right to appeal the Exchange's decision. There can be no assurance that the Company's common stock will remain listed on the Exchange. If the Common Stock should become delisted from the Exchange, trading, if any, in the Common Stock would continue on the OTC Bulletin Board, an NASD-sponsored inter-dealer quotation system, or in what is commonly referred to as the "Pink Sheets". In such event, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock.

HOLDERS

         There were 788 holders of record of the Company's common stock on March 31, 2000. This number, however, does not reflect the ultimate number of beneficial holders of the Company's common stock.

DIVIDEND POLICY

         The payment of cash dividends from current earnings is subject to the discretion of the Board of Directors and is dependent upon many factors, including the Company's earnings, its capital needs and its general financial condition. The terms of the Company's 5% convertible senior secured debentures and the Term Loan Agreement with Watson Pharmaceuticals prohibit the Company from paying cash dividends. The Company does not intend to pay any cash dividends in the foreseeable future.

PRIVATE OFFERINGS

         The Company secured bridge financing from Galen in the aggregate amount of approximately $1,500,000, funded through two separate bridge loan transactions in December, 1999 (collectively, the "Bridge Loans"). In consideration for the extension for the Bridge Loans, the Company issued common stock purchase warrants to purchase an aggregate of 75,000 shares of the Company's Common Stock having an exercise price equal to the fair market value of the Common Stock at the date of issuance.

         Each of the lenders in the Bridge Loans are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The warrants issued in connection with the Bridge Loans were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial data presented on the following pages for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 are derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 1999 and December 31, 1998, and for each of the years in the three year period ended December 31, 1999, and the report thereon, are included elsewhere herein. The selected financial information as of and for the years ended December 31, 1997, 1996 and 1995 are derived from the audited Consolidated Financial Statements of the Company not presented herein.

         The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto included elsewhere in this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                         YEARS ENDED DECEMBER 31,
                                           1999                1998                1997                1996                1995
                                       ------------        ------------        ------------        ------------        ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:

Net sales                              $     11,420        $      8,841        $      9,088        $     12,379        $     20,225
Costs and expenses
  Cost of sales                              15,316              12,712              15,407              16,826              18,097
Research and development                      1,075                 651                 979               1,854                 818
Selling, general and
   administrative                             7,383               8,078               6,308               7,486               6,098
Plant shutdown costs                          3,220                  --                  --                  --                  --
Interest expense                              2,851               1,285               1,144               1,708               1,307
Amortization of deferred debt
   discount and private offering
   cost                                       1,825                 661
Other (income) expense                         (187)             (1,822)                264              (1,000)             (2,288)
Income (loss) before provision
   for income taxes                         (20,063)            (12,724)            (15,014)            (14,495)             (3,807)
Provision (benefit) for
   income taxes                                  --                  --                  --                  --                 296
Net income (loss)                      $    (20,063)       $    (12,724)       $    (15,014)       $    (14,495)       $     (4,103)
                                       ============        ============        ============        ============        ============
Net income (loss)
   per share                           $      (1.40)       $       (.92)       $      (1.12)       $      (1.49)       $       (.52)
                                       ============        ============        ============        ============        ============
Weighted average
   common shares
   outstanding                           14,325,551          13,812,529          13,434,215           9,724,106           7,886,101
                                       ============        ============        ============        ============        ============

                                                                          DECEMBER 31,
                                              1999            1998            1997            1996            1995
                                            --------        --------        --------        --------        --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Working capital
  (deficiency)                              $ (5,181)       $ (6,665)       $(22,304)       $(12,201)       $ (7,393)
Total assets                                  12,495          16,413           7,667          11,982          18,862
Total liabilities                             54,869          45,366          27,524          19,063          20,402
Retained earnings
  (accumulated
  deficit)                                   (77,284)        (57,221)        (44,497)        (29,484)        (14,989)
Stockholders' equity
  (deficit)                                  (42,374)        (28,953)        (19,857)         (7,081)         (1,540)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain statements set forth under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements " on page 1 of this Report for additional factors relating to such Statements.

OVERVIEW

         The Company reported a net loss of $20,063,000 or $1.40 per share for the year ended December 31, 1999 as compared with the net loss of $12,724,000 or $ .92 per share for 1998. Included in the loss for 1999 is a one-time charge of $3,220,000 resulting from the Company's decision to shutdown its Brooklyn operation. Net Sales for the year ended December 31, 1999 were approximately $11,420,000 as compared to net sales of approximately $8,841,000 for 1998. Notwithstanding these results, the Company had the following achievements in 1999:

- Obtained a state-of-the-art pharmaceutical facility by leasing a 35,000 square foot facility in Congers, NY.

- Acquired rights to over 50 products from Barr Laboratories. Certain of these products will be systematically updated and introduced to the market over the next three years.

- Received approval from the FDA of two ANDA's and submitted one other for approval.

- Subsequent to year end, the Company completed various strategic alliance transactions with Watson Pharmaceuticals, Inc.





RESULTS OF OPERATIONS

         The following chart reflects expenses, earnings, income, losses and profits expressed as a percentage of net sales for the years 1999, 1998 and 1997.

                                                                                      PERCENTAGE CHANGE
                                                                                         YEAR-TO-YEAR
                                                                                      INCREASE (DECREASE)
                                                     PERCENTAGE OF NET SALES             YEARS ENDED
                                                       YEAR ENDED DECEMBER               DECEMBER 31,
                                                       -------------------               ------------
                                            1999          1998          1997      1998 TO 1999    1997 TO 1998
                                            ----          ----          ----      ------------    ------------
Net sales                                    100%          100%          100%         29.2            (2.7)
Cost of Goods                              134.1         143.8         169.5          20.5
                                                                                                     (17.5)
Gross Profit                               (34.1)        (43.8)        (69.5)           .6           (38.7)
Research & Development                       9.4           7.4          10.8          65.1           (33.5)
Selling, general and
administrative expense                      64.6          91.4          69.4          (8.6)           29.5
Plant shutdown costs                        28.2            --            --            --              --

(Loss) from operations                    (136.4)       (142.5)       (149.7)         23.6            (6.7)
Interest expense                            25.0          14.5          12.6         121.9            70.1
Amortization of deferred debt
  discount and private offering cost        16.0           7.5            --         176.1              --
Other (income) expenses                     (1.6)        (20.6)          2.9         (89.7)             --
(Loss) before income taxes                (175.7)       (143.9)       (165.2)         57.7           (14.6)
Net (loss)                                (175.7)%      (143.9)%      (165.2)%        57.7%          (14.6)%


NET SALES

Net sales for 1999 of $11,420,000 represents an increase of $2,579,000 as compared to net sales for 1998. The increase is attributable to greater market penetration as well as the introduction of additional products, primarily prednisolone, which accounted for approximately $815,000 of new sales.

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

GROSS MARGINS

The Company's gross margin for 1999 improved to (34.1)% versus (43.8)% for 1998. The improvement in 1999 is due primarily to the leveraging effect of greater sales over certain fixed manufacturing expenses.

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

RESEARCH & DEVELOPMENT EXPENSES

         For 1999, research and development expenses amounted to $1,075,000 as compared to $651,000 for 1998. The increase primarily reflects the costs of additional regulatory personnel hired during 1999 to perform work in conjunction with new product development and the transfer of certain Barr ANDAs acquired during 1999.

         For 1998, research and development expenses amounted to $651,000 as compared to $979,000 for 1997. The decrease primarily reflects the costs of biostudies performed in 1997 that were not duplicated in 1998.

         The Company expects research and development expenses to increase significantly in 2000 consistent with its plans to increase the number of Barr ANDA's transferred as compared to 1999 and to develop additional active pharmaceutical ingredients at its Culver, Indiana facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative costs were $7,383,000 (64.6% of net sales) for 1999 compared to $8,078,000 (91.4% of net sales) for 1998. This decrease is primarily due to the reduced legal expenses in 1999 as compared to 1998.

         Selling, general and administrative costs were $8,078,000 (91.4% of net sales) for 1998 compared to $6,308,000 (69.4% of net sales) for 1997. This increase is primarily due to costs associated with legal expenses and settlement costs of certain litigation ($550,000), severance costs associated with personnel reductions ($250,000), installation of a new information system ($100,000) and costs associated with expanded regulatory and compliance departments ($300,000).

PLANT SHUTDOWN COSTS

     In the fourth quarter of 1999, the Company decided to discontinue its Brooklyn operations. The total charge against earnings of approximately $3,220,000 resulting from eliminating the Brooklyn operation includes the lease termination payment of $1,150,000, a provision of $200,000 for plant repairs, the write-off of leasehold improvements of $1,778,000, severance and other costs for terminated employees of $730,000, less deferred rent previously expensed of $638,000.


INTEREST EXPENSE

         Interest expense for 1999 increased by 121.9% over that of 1998 reflecting the issuance of an additional $17,800,000 of convertible debentures in 1999.

         Interest expense for 1998 increased by 13% over that of 1997 reflecting the substantial new debt in the form of $25,800,000 of convertible debentures that was added in 1998.

AMORTIZATION OF DEFERRED DEBT DISCOUNT AND DEBT ISSUANCE COSTS

         In 1999 and 1998 the Company issued warrants and incurred costs associated with private placements and bridge financings. The value of warrants issued in 1999 and 1998, as determined by use of the Black-Scholes valuation model, was $5,234,000 and $2,618,000, respectively. Additionally, the Company incurred approximately $907,000 and $1,516,000 of debt issuance costs in 1999 and 1998, respectively. These amounts are being amortized over the life of the underlying debentures which expire in March, 2003. Accordingly, the Company amortized $1,825,000 and $661,000 in 1999 and 1998, respectively.


OTHER INCOME

         Included in other income for 1998 is $1,900,000 realized from the sale of certain assets to Mallinckrodt. This transaction was entered into in 1997 but the conditions for realization of the gain from the sale were not met until 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had cash and cash equivalents of $786,000 as compared to $1,850,000 at December 31, 1998. The Company had a working capital deficit at December 31, 1999 of $(5,181,000).

         On May 26, 1999, the Company consummated a private offering of securities for an aggregate purchase price of up to $22.8 million (the "Oracle Offering"). The securities issued in the Oracle Offering consisted of 5% convertible senior secured debentures (the "1999 Debentures") and common stock purchase warrants (the "1999 Warrants"), each of which are substantially similar to the debentures and warrants issued by the Company in the Galen Offering completed in March, 1998. Of the $22.8 million to be invested pursuant to the Oracle Offering, $5 million was funded by Oracle Strategic Partners, L.P. ("Oracle") on May 26, 1999, the closing date of the Oracle Offering, with an additional $10 million to be funded by Oracle in two (2) installments of $5 million each. The first installment of the additional $10 million Oracle investment was funded on July 27, 1999. Pursuant to an agreement reached between the Company and Oracle on March 20, 2000, the final $5 million investment to be made by Oracle has been waived.

         In addition to the $10 million investment made by Oracle, approximately $7,037,000 of the 1999 Debentures issued pursuant to the Oracle Offering were issued in exchange for the surrender of a like amount of principal and accrued interest outstanding under the Company's convertible promissory notes issues pursuant to various bridge loan transactions with Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (collectively, "Galen") and certain other investors in the aggregate amount of $10,104,110 during the period from August 1998 through and including May, 1999 (the "1999 Galen Bridge Loans"). The remaining balance of the 1999 Galen Bridge Loans in the principal amount of $3,495,000 plus accrued and unpaid interest was satisfied with a portion of the proceeds of the second $5 million installment of Oracle's investment funded on July 27, 1999. After giving effect to the satisfaction of approximately $7 million of indebtedness under the 1999 Galen Bridge Loans through the issuance of a like principal amount of 1999 Debentures, the repayment of the balance of the 1999 Galen Bridge Loans in the principal amount of approximately $3.5 million plus accrued and unpaid interest, and the waiver by the Company of the final $5 million installment to be made by Oracle pursuant to the Oracle Offering, the Company received net cash proceeds from the Oracle Offering of approximately $7.3 million.

         The net proceeds from the issuance of the 1999 Debentures and 1999 Warrants pursuant to the Oracle Offering, in addition to satisfying the principal and accrued interest under the 1999 Galen Bridge Loans, were used to fund working capital, including the purchase of raw materials, payroll expenses and other Company operating expenses.

         During the period from May 1997 through July 1997, the Company borrowed approximately $3 million from Mylan Laboratories, Inc. pursuant to five unsecured, demand promissory notes. The advances made by Mylan Laboratories, Inc. were part of a proposed investment by Mylan Laboratories, Inc. in the Company, including the proposed purchase of the Company's Houba Indiana facility as well as a partial tender offer for the Company's common stock. The Company used the proceeds of these borrowings for working capital. To date, $621,000 has been paid by the Company to Mylan against such indebtedness in the form of product deliveries to Mylan. Pursuant to an agreement reached between the parties, the Company is required to satisfy interest on the outstanding indebtedness on an annual basis while the indebtedness remains outstanding and to satisfy the principal amount of such indebtedness in the form of product deliveries to Mylan until such time as the indebtedness is satisfied in full.

         In addition to the 1999 Galen Bridge Loans, the Company secured bridge financing from Galen in the aggregate amount of approximately $3,300,000, funded through six separate bridge loan transactions during the period from December 8, 1999 through March 29, 2000 (collectively, the "2000 Galen Bridge Loans"). The principal amount of the 2000 Galen Bridge Loans and accrued and unpaid interest were satisfied in full with a portion of the proceeds of the Watson Term Loan (as described below). Prior to repayment, the 2000 Galen Bridge Loans accrued interest at the rate of 18% per annum and were secured by a first lien on all of the Company's assets. In consideration for the extension of the 2000 Galen Bridge Loans, the Company issued common stock purchase warrants to Galen to purchase an aggregate of 150,000 shares of the Company's common stock (representing warrants to purchase 50,000 shares of common stock for each $1,000,000 in principal amount of the 2000 Galen Bridge Loans). The warrants issued pursuant to the 2000 Galen Bridge Loans have an exercise price equal to the fair market value of the Company's common stock on the date of issuance and are substantially identical to those issued by the Company in the Oracle Offering. The 2000 Galen Bridge Loans were obtained by the Company in order to provide necessary working capital prior to the completion of the Watson Term Loan as described below.

         On March 22, 2000, the Company executed a Lease Termination and Settlement Agreement with the landlord of the Company's Brooklyn, New York manufacturing facility (the "Settlement Agreement"). The Settlement Agreement accelerates the termination of the lease covering the Company's Brooklyn facility and provides the Company with the time necessary to transfer operations to the Company's Congers, New York facility and cease all manufacturing, research and development and warehouse operations currently conducted in Brooklyn. The Settlement Agreement provided for the termination of the Brooklyn lease on August 31, 2000, subject to the Company's right to extend the lease term to March 31, 2001. The original lease provided for a term expiring December 31, 2005 with a rental payment obligation of $6,715,000 during the period from September 1, 2000 through December 31, 2005. The Settlement Agreement provided for the Company's payment of a lease termination fee of $1,150,000, the advance payment of rent through August 31, 2000 and a restoration escrow deposit of $200,000 for plant repairs. The Company also deposited in escrow with its counsel $390,600 which represents rental payments for the period September 1, 2000 through March 31, 2001. Such escrow amount will be returned to the Company in the event it vacates the Brooklyn facility on or prior to August 31, 2000. The Company funded the termination fee payment, the advance rental payment obligations and restoration amount required pursuant to the Settlement Agreement with the proceeds received from the Watson Term Loan described below.

         In addition to the lease termination and escrow payments described above, the Company estimates that it will incur severance and other costs for terminated employees of approximately $730,000 which are expected to be paid in the third quarter of 2000. Also, the Company expects to incur capital costs of approximately $500,000 associated with the transfer of certain operations from Brooklyn to the Congers facility.

         In addition to the other strategic alliance transactions with Watson Pharmaceuticals, Inc. ("Watson") completed on March 29, 2000 (see "Item 1. Business - Recent Events - Strategic Alliance with Watson Pharmaceuticals"), the Company and Watson executed a Loan Agreement providing for Watson's extension of a $17,500,000 term loan to the Company (the "Watson Term Loan"). The Watson Term Loan will be funded in installments upon the Company's request for advances and the provision to Watson of a supporting use of proceeds relating to each such advance. As of March 31, 2000, $9 million had been advanced by Watson to the Company under the Watson Term Loan. The Watson Term Loan is secured by a first lien on all of the Company's assets, senior to the liens securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003. At March 31, 2000, a portion of the net proceeds of the Watson Term Loan were used to satisfy in full the 2000 Galen Bridge Loans, to satisfy the Company's payment obligations under the Settlement Agreement with the landlord of its Brooklyn, New York facility and for working capital. The remaining net proceeds of the Watson Term Loan will, in large part, be used to upgrade and equip the API manufacturing facility of Houba, Inc., the Company's wholly-owned subsidiary, to upgrade and equip the Company's Congers, New York leased facility, to fund the relocation of the Company's research and development and manufacturing operations from its Brooklyn, New York facility to its Congers, New York facility and for working capital to fund continued operations.

         The net proceeds from the Watson Term Loan has permitted the Company to satisfy its current liabilities and accounts payable. In addition, the net proceeds from the Watson Term Loan combined with the payments to be received by the Company from Watson under each of the Product Acquisition Agreement and the Core Products Supply Agreement will provide the Company with sufficient working capital to fund operations for at least the next twelve months.

CAPITAL EXPENDITURES

         The Company's capital expenditures during 1999, 1998 and 1997 were $849,000 $1,545,000, and $85,000, respectively. The decrease in capital expenditures in 1999 as compared to prior years is attributable to the completion of certain equipment and facility upgrades that had been delayed in prior years due to the Company's cash conservation measures in those years. The Company has budgeted for capital expenditures approximately $2,500,000 in fiscal 2000. Such amounts will be funded from the net proceeds of the Watson Term Loan and the payments to be received by the Company pursuant to each of the Product Acquisition Agreement and Core Products Supply Agreement with Watson.

YEAR 2000 COMPLIANCE

         In anticipation of the Year 2000, the Company installed a new information system, including hardware and software. To date, neither the Company nor any of its customers or suppliers has experienced any material Year 2000 failures relating to their computer systems.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 will be included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1999, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 will be included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1999, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 will be included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1999, and is hereby incorporated herein by reference to such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 will be included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year ended December

31, 1999, and is hereby incorporated herein by reference to such Proxy
Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  Financial Statements--See Index to Financial Statements.

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

         (c)  Exhibits

         The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.



EXHIBIT
NUMBER                                                  DOCUMENT
------                                                  --------
*3.1             Certificate of Incorporation and amendments.

 3.2             Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 1993).

 3.3             Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report Form 10-K
                 for the year ended December 31, 1998 (the "1998 Form 10-K")).

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

EXHIBIT
NUMBER                                                  DOCUMENT
------                                                  --------
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

10.25            Form of 10% Convertible Subordinated Debenture (incorporated by reference to Exhibit 6(a) to the June 10-Q).

EXHIBIT
NUMBER                                                  DOCUMENT
------                                                  --------
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

10.40            Press Release of Registrant dated March 13, 1998 (incorporated by reference to Exhibit 99.1 to the March
                 1998 8-K).

10.41            Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on
                 March 24, 1998.

EXHIBIT
NUMBER                                                  DOCUMENT
------                                                  --------
10.42            Letter Agreement between the Registrant and the U.S. Department of Justice dated March 27, 1998 relating to the restructuring of the fine assessed by the Department of Justice under the Plea Agreement dated
                 June 21, 1993.

10.43            Employment Agreement dated as of March 10, 1998 between the Registrant and Michael K. Reicher
                 (incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).

10.44            Employment Agreement dated as of March 10, 1998 between the Registrant and Peter Clemens (incorporated by reference to Exhibit 10.44 to the 1997 Form 10-K.

10.45            Amended, Restated and Consolidated Bridge Loan Agreement dated as of December 2, 1998 between the
                 Company, Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. and the
                 other signatures thereto (incorporated by reference to Exhibit 10.45 to the 1998 Form 10-K).

10.46            First Amendment to Amended, Restated and Consolidated Bridge Loan Agreement dated December 7, 1998 between the Company and the lenders listed on the signature page thereto (incorporated by reference to
                 Exhibit 10.46 to the 1998 Form 10-K).

10.47            Second Amendment to Amended, Restated and Consolidated Bridge Loan Agreement dated March 8, 1999 between the Company and the lenders listed on the signature page thereto (incorporated by reference to Exhibit
                 10.47 to the 1998 Form 10-K).

10.48            Form of 10% Convertible Secured Note due May 30, 1999 (incorporated by reference to Exhibit 10.48 to the
                 1998 Form 10-K).

10.49            Form of Common Stock Purchase Warrant issued pursuant to be Amended, Restated and Consolidated Bridge
                 Loan Agreement (incorporated by reference to Exhibit 10.49 to the 1998 Form 10-K).

10.50            Amended and Restated General Security Agreement dated December 2, 1998 between the Company and Galen
                 Partners III, L.P., as Agent (incorporated by reference to Exhibit 10.50 to the 1998 Form 10-K).

10.51            Subordination Agreement dated December 2, 1998 between the Registrant and Galen Partners III, L.P., as
                 Agent (incorporated by reference to Exhibit 10.51 to the 1998 Form 10-K).

10.52            Agency Letter Agreement dated December 2, 1998 by and among the lenders a party to the Amended, Restated
                 and Consolidated Bridge Loan Agreement, as amended (incorporated by reference to Exhibit 10.52 to the
                 1998 Form 10-K).

10.53            Lease Agreement dated March 17, 1999 between the Registrant and Par Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.53 to the 1998 Form 10-K).

10.54            Lease Agreement dated September 1, 1998 between the Registrant and Crimson Ridge Partners (incorporated by reference to Exhibit 10.54 to the 1998 Form 10-K).

10.55            Manufacturing and Supply Agreement dated March 17, 1999 between the Registrant and Par Pharmaceuticals,
                 Inc. (incorporated by reference to Exhibit 10.55 to the 1998 Form 10-K).

EXHIBIT
NUMBER                                                  DOCUMENT
------                                                  --------

10.56            Halsey Drug Co., Inc. 1998 Stock Option Plan (incorporated by ] reference to Exhibit 10.56 to the 1998 Form 10-K).

10.57            Loan Agreement dated March 29, 2000 between the Registrant and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant's Current Report on Form 8-K dated March 29, 2000 (the "March 2000
                 8-K")). +

10.58            Amendment to Loan Agreement dated March 31, 2000 between the Registrant and Watson Pharmaceuticals, Inc.
                 (incorporated by reference to Exhibit 10.58 to the March 2000 8-K).

10.59            Secured Promissory Note in the principal amount of $17,500,000 issued by the Registrant, as the maker, in favor of
                 Watson Pharmaceuticals, Inc. dated March 31, 2000. (incorporated by reference to Exhibit 10.59 to the March 2000
                 8-K).

10.60            Watson Security Agreement dated March 29, 2000 between the Registrant and Watson Pharmaceuticals, Inc.
                 (incorporated by reference to Exhibit 10.60 to the March 2000 8-K).

10.61            Stock Pledge Agreement dated March 29, 2000 between the Registrant and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.61 to the March 2000 8-K).

10.62            Watson Guarantee dated March 29, 2000 between Houba, Inc. and Watson Pharmaceuticals, Inc., as the guarantors, in favor of Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.62 to the March 2000 8-K).

10.63            Watson's Guarantors Security Agreement dated March 29, 2000 between Halsey Pharmaceuticals, Inc., Houba, Inc. and
                 Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.63 to the March 2000 8-K).

10.64            Subordination Agreement dated March 29, 2000 by and among the Registrant, Watson Pharmaceuticals, Inc. and the holders of the Registrant's outstanding 5% convertible debentures due March 10, 2003. (incorporated by reference to
                 Exhibit 10.64 to the March 2000 8-K).+

10.65            Real Estate Mortgage dated March 29, 2000 between Houba, Inc. and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.65 to the March 2000 8-K).

10.66            Subordination Agreement by and among Houba, Inc., Galen Partners, III, L.P., Oracle Strategic Partners, L.P. and
                 Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.66 to the March 2000 8-K).

10.67            Product Purchase Agreement dated March 29, 2000 between the Registrant and Watson Pharmaceuticals, Inc.
                 (incorporated by reference to Exhibit 10.67 to the March, 2000 8-K). +

10.68            Finished Goods Supply Agreement dated March 29, 2000 between the Registrant and Watson Pharmaceuticals, Inc.
                 (incorporated by reference to Exhibit 10.68 to the March 2000 8-K). +

10.69            Active Ingredient Supply Agreement dated March 29, 2000 between the Registrant and Watson Pharmaceuticals, Inc.
                 (incorporated by reference to Exhibit 10.69 to the March 2000 8-K). +

EXHIBIT
NUMBER                                   DOCUMENT
------                                   --------
 10.70           Right of First Negotiation Agreement dated March 29, 2000
                 between the Registrant and Watson Pharmaceuticals, Inc.
                 (incorporated by reference to Exhibit 10.70 to the March 2000
                 8-K). +

 10.71           Finished Goods Supply Agreement (Core Products) dated March
                 29, 2000 between the Registrant and Watson Pharmaceuticals,
                 Inc. (incorporated by reference to Exhibit 10.71 to the March
                 2000 8-K). +

*10.72 Debenture and Warrant Purchase Agreement dated May 26, 1999 by and among the Registrant, Oracle Strategic Partners, L.P. and the other purchasers listed on the signature page thereto (the
                 "Oracle Purchase Agreement").

*10.73 Form of 5% Convertible Senior Secured Debenture issued pursuant to the Oracle Purchase Agreement.

*10.74           Form of Common Stock Purchase Warrant issued pursuant to the
                 Oracle Purchase Agreement.

*10.75 Lease Termination and Settlement Agreement dated March 20, 2000 between the Registrant and Atlantic Properties Company in respect of the Registrant's Brooklyn, New York leased facility.

 21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 22 to the 1993 Form 10-K).

*23.1            Consent of Grant Thornton LLP, independent certified public accountants.

*27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for informational purposes only and not filed.


* Filed herewith.
+ A portion of this exhibit has been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HALSEY DRUG CO., INC.


                                By: /s/ MICHAEL REICHER
                                    -------------------
                                Michael Reicher, President and
                                    Chief Executive Officer (Principal Executive
                                         Officer)

Date: April 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM G. SKELLY                       Chairman and Director                                         April 14, 2000
-----------------------------------
William G. Skelly

/s/ MICHAEL REICHER                         President, Chief Executive Officer                            April 14, 2000
-----------------------------------           and Director (Principal Executive
Michael Reicher                               Officer)


/s/ PETER CLEMENS                           Vice President, Chief Financial Officer                       April 14, 2000
-----------------------------------           (Principal Financial and accounting
Peter Clemens                                 Officer) and Director


/s/ ALAN J. SMITH                           Director                                                      April 14, 2000
-----------------------------------
Alan J. Smith

/s/ BRUCE F. WESSON                         Director                                                      April 14, 2000
-----------------------------------
Bruce F. Wesson

/s/ WILLIAM SUMNER                          Director                                                      April 14, 2000
-----------------------------------
William Sumner

/s/ SRINI CONJEEVARAM                       Director                                                      April 14, 2000
-----------------------------------
Srini Conjeevaram

/s/ ZUBEEN SHROFF                           Director                                                      April 14, 2000
-----------------------------------
Zubeen Shroff

/s/ Joel Liffman                            Director                                                      April 14, 2000
-----------------------------------
Joel Liffman


                          INDEX TO FINANCIAL STATEMENTS

                                                         PAGE
                                                         ----

Report of Independent Certified Public Accountants       F-2
Consolidated Balance Sheets                              F-3
Consolidated Statements of Operations                    F-4
Consolidated Statement of Stockholders' Equity           F-5
Consolidated Statements of Cash Flows                    F-6
Notes to Consolidated Financial Statements               F-8 - F-25

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

Report of Independent Certified Public Accountants                   F-2

Consolidated Balance Sheets                                          F-3 - F-4

Consolidated Statements of Operations                                F-5

Consolidated Statements of Stockholders' Equity                      F-6 - F-8

Consolidated Statements of Cash Flows                                F-9 - F-10

Notes to Consolidated Financial Statements                           F-11 - F-34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
    HALSEY DRUG CO., INC.


We have audited the accompanying consolidated balance sheets of Halsey Drug Co., Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halsey Drug Co., Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





GRANT THORNTON LLP


New York, New York
March 30, 2000

                     Halsey Drug Co., Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,
                                 (in thousands)





                                                               1999        1998
                                                             -------     -------

 CURRENT ASSETS
    Cash                                                     $   786     $ 1,850
    Accounts receivable - trade, net of allowances
       for doubtful accounts of $425 and $280
       in 1999 and 1998, respectively                          2,716       1,439
    Inventories                                                3,502       6,354
    Prepaid expenses and other current assets                    213         148
                                                             -------     -------

         Total current assets                                  7,217       9,791




PROPERTY, PLANT AND EQUIPMENT, NET                             3,013       4,787




DEFERRED PRIVATE OFFERING COSTS                                1,623       1,700



OTHER ASSETS AND DEPOSITS                                        642         135
                                                             -------     -------

                                                             $12,495     $16,413
                                                             =======     =======






The accompanying notes are an integral part of these statements.

                     Halsey Drug Co., Inc. and Subsidiaries

                                  December 31,
                                 (in thousands)


                                                            1999         1998
                                                          --------     --------

CURRENT LIABILITIES
    Notes payable                                         $  4,038     $ 10,850
    Accounts payable                                         2,283        1,834
    Accrued expenses                                         5,777        3,972
    Department of Justice Settlement                           300          300
                                                          --------     --------

         Total current liabilities                          12,398       16,956


CONVERTIBLE SUBORDINATED DEBENTURES,
   NET                                                      41,096       26,186


OTHER LIABILITIES                                                           549

DEPARTMENT OF JUSTICE SETTLEMENT                             1,375        1,675

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - $.01 par value; authorized,
       80,000,000 shares; issued 14,829,511 shares
       and 14,443,212 shares in 1999 and 1998,
       respectively                                            148          144
    Additional paid-in capital                              35,751       29,113
    Accumulated deficit                                    (77,284)     (57,221)
                                                          --------     --------

                                                           (41,385)     (27,964)

    Less treasury stock - at cost
       (439,603 shares)                                       (989)        (989)
                                                          --------     --------

                                                           (42,374)     (28,953)
                                                          --------     --------

                                                          $ 12,495     $ 16,413
                                                          ========     ========



The accompanying notes are an integral part of these statements.

                     Halsey Drug Co., Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,
                      (in thousands, except per share data)



                                                    1999        1998        1997
                                                  --------    --------    --------

Net sales                                         $ 11,420    $  8,841    $  9,088
Cost of goods sold                                  15,316      12,712      15,406
                                                  --------    --------    --------

         Gross margin                               (3,896)     (3,871)     (6,318)

Operating costs
   Research and development                          1,075         651         979
   Selling, general and administrative expenses      7,383       8,078       6,308
   Plant shutdown costs                              3,220
                                                  --------    --------    --------

    Total operating costs                          (11,678)     (8,729)     (7,287)
                                                  --------    --------    --------

         Loss from operations                      (15,574)    (12,600)    (13,605)


Other income(expense)
    Interest expense                                (2,851)     (1,285)     (1,017)
   Amortization of deferred debt discount and
       private offering costs                       (1,825)       (661)       (127)
   Other                                               187       1,822        (264)
                                                  --------    --------    --------

                                                    (4,489)       (124)     (1,408)
                                                  --------    --------    --------

         NET LOSS                                 $(20,063)   $(12,724)   $(15,013)
                                                  ========    ========    ========

Basic and diluted loss per common share           $  (1.40)   $   (.92)   $  (1.12)
                                                  ========    ========    ========

Weighted average number of outstanding shares       14,326      13,813      13,434
                                                  ========    ========    ========




The accompanying notes are an integral part of these statements.

                     Halsey Drug Co., Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)



                                            Common stock,                                        Treasury stock,
                                           $.01 par value         Additional                         at cost
                                       ---------------------       paid-in     Accumulated    ---------------------
                                        Shares       Amount        capital       deficit       Shares       Amount        Total
                                       --------     --------       --------      --------     --------     --------     --------

Balance at December 31, 1996             13,176     $    131       $ 23,316      $(29,484)        (475)    $ (1,044)    $ (7,081)

Issuance of common stock -
   conversion of debentures                 643            7          1,529                                               1,536
Issuance of shares as payment of
   Interest                                  69            1            224                                                 225
Sale of treasury stock                       25                          45                         35           55         100
Exercise of warrants of convertible
   debentures                                22                          72                                                  72
Stock options exercised                      95            1            303                                                 304
Net loss for the year ended
   December 31, 1997                                                              (15,013)                               (15,013)
                                       --------     --------       --------      --------     --------     --------     --------

Balance at December 31, 1997
    (carried forward)                    14,030          140         25,489       (44,497)        (440)        (989)     (19,857)

                     Halsey Drug Co., Inc. and Subsidiaries

                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)



                                            Common stock,                                        Treasury stock,
                                           $.01 par value         Additional                         at cost
                                       ---------------------       paid-in     Accumulated    ---------------------
                                        Shares       Amount        capital       deficit       Shares       Amount        Total
                                       --------     --------       --------      --------     --------     --------     --------
Balance at December 31, 1997
    (brought forward)                    14,030     $    140       $ 25,489      $(44,497)        (440)    $   (989)    $(19,857)

Issuance of common stock -
   conversion of notes payable              110            1            213                                                  214
Issuance of shares as payment of
   interest                                 263            3            592                                                  595
Issuance of common stock -
   settlement of trade payables              40                          55                                                   55
Deferred debt discount on warrants
   issued with convertible
   debentures                                                          2,764                                                2,764

Net loss for the year ended
   December 31, 1998                                                              (12,724)                               (12,724)
                                       --------     --------       --------      --------     --------     --------     --------

Balance at December 31, 1998
    (carried forward)                    14,443          144         29,113       (57,221)        (440)        (989)     (28,953)

                     Halsey Drug Co., Inc. and Subsidiaries

                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)



                                            Common stock,                                        Treasury stock,
                                           $.01 par value         Additional                         at cost
                                       ---------------------       paid-in     Accumulated    ---------------------
                                        Shares       Amount        capital       deficit       Shares       Amount        Total
                                       --------     --------       --------      --------     --------     --------     --------

Balance at December 31, 1998
    (brought forward)                    14,443     $    144       $ 29,113      $(57,221)        (440)    $   (989)    $(28,953)

Issuance of shares as payment of
   interest                                 322            3            524                                                  527

Deferred debt discount on warrants
   and private issuance costs                                         5,641                                                5,641

Warrants issued for acquisition of                                      350                                                  350
    ANDA
Exercise of warrants                         29            1             49                                                   50
Issuance of common stock as payment
    of legal fees                            26                          50                                                   50
Issuance of common stock as payment          10                          24                                                   24
   of payables

Net loss for the year ended
   December 31, 1999                                                              (20,063)                               (20,063)
                                       --------     --------       --------      --------     --------     --------     --------

BALANCE AT DECEMBER 31, 1999             14,830     $    148       $ 35,751      $(77,284)        (440)    $   (989)    $(42,374)
                                       ========     ========       ========      ========     ========     ========     ========



The accompanying notes are an integral part of this statement.

                     Halsey Drug Co., Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,
                                 (in thousands)


                                                                   1999           1998           1997
                                                                 --------       --------       --------

Cash flows from operating activities
    Net loss                                                     $(20,063)      $(12,724)      $(15,013)
                                                                 --------       --------       --------
    Adjustments to reconcile net loss to net cash used
      in operating activities
         Depreciation and amortization                                914          1,113          1,606
         Amortization of deferred debt discount and private
            offering costs                                          1,825            661            127
         Provision for losses on accounts receivable                  145           (262)           118
         Loss on disposal of assets                                 1,709            170             38
         Stock issued for legal expense                                50
         Stock issued for trade payables                               24
         Debentures and stock issued for interest expense             939
         Changes in assets and liabilities
             Accounts receivable                                   (1,422)        (1,115)            45
             Inventories                                            2,852         (3,898)         1,302
             Prepaid  expenses and other current assets               (65)           126            165
             Other assets and deposits                               (157)
             Accounts payable                                         399         (4,197)         1,851
             Deferred gain                                                        (1,900)
             Other liabilities                                       (549)
             Accrued expenses                                       1,444         (2,665)         4,553
                                                                 --------       --------       --------
         Total adjustments                                          8,108        (11,967)         9,805
                                                                 --------       --------       --------
         Net cash used in operating activities                    (11,955)       (24,691)        (5,208)
                                                                 --------       --------       --------
Cash flows from investing activities
    Capital expenditures                                             (918)        (1,545)           (85)
    Net proceeds from sale of assets                                   69             96
    Collection of notes receivable                                                                1,000
                                                                 --------       --------       --------
         Net cash provided by(used in) investing activities          (849)        (1,449)           915
                                                                 --------       --------       --------
Cash flows from financing activities
    Proceeds from issuance of notes payable                         4,000          6,495          3,881
    Reissuance of treasury stock                                                                     70
    Payments to Department of Justice                                (300)          (178)
    Bank overdraft                                                                  (159)          (127)
    Due to banks                                                                  (2,476)
    Payments on notes payable, net                                 (9,464)
    Proceeds from issuance of convertible subordinated
      Debentures                                                   17,862         25,800
    Proceeds from exercise of stock warrants                           49                           377
    Deferred private offering costs                                  (407)         1,518
                                                                 --------       --------       --------
         Net cash provided by financing activities                 11,740         27,964          4,201
                                                                 --------       --------       --------
         NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                  (1,064)         1,824            (92)
Cash and cash equivalents at beginning of year                      1,850             26            118
                                                                 --------       --------       --------
Cash and cash equivalents at end of year                         $    786       $  1,850       $     26
                                                                 ========       ========       ========

                     Halsey Drug Co., Inc. and Subsidiaries

                             Year ended December 31,
                                 (in thousands)


Supplemental disclosures of noncash activities:

Year ended December 31, 1999

   1. The Company issued 321,777 shares of common stock as payment for $526,779 in accrued interest.

   2. The Company issued 26,106 shares of common stock as payment for $50,500 in legal fees and 9,846 shares of common stock as payment for $24,000 in trade payables.

   3. The Company issued approximately 3,608,604 warrants (Note G) valued and recorded in the aggregate as $5,234,000 of unamortized debt discount and a reduction in the amount of the related obligation.

   4. The Company converted approximately $6,609,000 of notes payable and approximately $428,000 of accrued interest on notes payable into convertible subordinated debentures.

   5. The Company converted approximately $939,000 of accrued interest due from convertible subordinated debentures into additional debentures.

   6. The Company issued 1,022,284 warrants for funding fees valued and recorded as $907,000 in deferred private issuance costs.

   7. The Company issued 500,000 warrants to Barr Laboratories, Inc.(to purchase of the rights to 50 pharmaceutical products) valued and recorded as $350,000 for the acquisition of certain product rights.

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

   4. The Company issued approximately 5,500,086 warrants (Note G) valued and recorded in the aggregate as $2,263,434 of unamortized debt discount and a reduction in the amount of the related obligation.

Year ended December 31, 1997

   1. The Company issued 25,000 shares of common stock as payment for $225,452 in accrued interest.

   2. The Company issued 642,407 shares of common stock to Zatpack, Inc. as payment for an outstanding note payable in the amount of $1,536,000.

   3. The Company reissued 25,000 shares of treasury stock as payment for $30,000 in consulting fees and the receipt of $70,000 in cash.

   4. The Company recorded the satisfaction of $1,400,000 of subordinated promissory notes, related accrued interest of $200,000 and accounts payable of $300,000 due to a supplier, in lieu of the supplier paying $1,900,000 owed to the Company as described in Note K.

The accompanying notes are an integral part of these statements.

                     Halsey Drug Co., Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997



NOTE A - SUMMARY OF ACCOUNTING POLICIES

     Halsey Drug Co., Inc. (the "Company" or "Halsey"), a New York corporation established in 1935, and its subsidiaries are engaged in the manufacture, sale and distribution of generic drugs. The Company sells its generic drug products under its Halsey label and under private-label arrangements with drug store chains and drug wholesalers throughout the United States.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     1.  Principles of Consolidation and Basis of Presentation

         The consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, Blue Cross Products Co., Inc., Houba, Inc., Halsey Pharmaceuticals, Inc., Indiana Fine Chemicals Corporation, Cenci Powder Products, Inc., H.R. Cenci Laboratories, Inc., and The Medi-Gum Corporation. Except for Houba, Inc., all of the other subsidiaries are inactive. All material intercompany accounts and transactions have been eliminated.

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

              Buildings                                      25 years
              Machinery and equipment                    5 - 10 years


         Leasehold improvements were written off during the year.  (See Note J).

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE A (CONTINUED)

     4.  Deferred Debt Discount and Private Issuance Costs

         Debt discount resulting from the issuance of stock warrants in connection with the issuance of subordinated debt (Note G) is recorded as a reduction of the related obligations and is amortized over the remaining life of the related obligations. Debt discount is determined by a calculation which is based, in part, by the fair valued ascribed to such warrants determined by an independent valuation or management's use of the Black-Scholes valuation model. Deferred private issuance costs resulting from the issuance of warrants in connection with the extension of bridge loan maturity dates are recorded as deferred assets and amortized as additional interest expense over the remaining life of the related obligations.

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

     6.  Statements of Cash Flows

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid no substantial income taxes for the years ended December 31, 1999, 1998 and 1997. In addition, the Company paid interest of approximately $720,000, $1,946,000 and $1,113,000, respectively, for the years ended December 31, 1999, 1998 and 1997.

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

                        December 31, 1999, 1998 and 1997



NOTE A (CONTINUED)

     8.  Research and Development Costs

         All research and development costs, including payments related to licensing agreements on products under development and research consulting agreements are expensed when incurred.

     9.  Impairment of Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note J for the impairment charge related to the write-off of leasehold improvements of the Company's Brooklyn New York Plant.

    10.  Stock-Based Compensation

         The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," and continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans (Note M).

         Equity instruments issued to nonemployees in exchange for goods and/or services are accounted for under the fair value method of SFAS No. 123.

    11.  Earnings (Loss) Per Share

         The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is presented, and is equal to basic earnings per share for all years presented as the effect of other potentially dilutive securities would be antidilutive (Note
         M).

    12.  Revenue Recognition

         Revenue is recognized from sales when title to product passes to customers.

    13.  Reclassifications

         Certain reclassifications have been made to the 1998 and 1997 presentations to conform to the 1999 presentation.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE B - LIQUIDITY MATTERS

     At December 31, 1999, the Company had a working capital deficiency of approximately $5,181,000, had an accumulated deficit of approximately $77,284,000 and had incurred a loss of approximately $20,063,000 for the year then ended.

     During 1999 the Company used the net proceeds from its 1999 private issuances of debentures and warrants (Note G) to satisfy the principal and accrued interest requirements of prior issued debentures and in addition, used such proceeds to fund working capital, including the purchase of raw materials, payroll expenses and other Company operating expenses.

     On March 29, 2000, the Company completed various strategic alliance transactions with Watson Pharmaceuticals, Inc. ("Watson"). The transactions with Watson provided for (i) Watson's purchase, for $13,500,000, of a certain pending ANDA from the Company, (ii) Watson's rights to negotiate for Halsey to manufacture and supply certain identified future products to be developed by Halsey, (iii) Watson's marketing and sale of the Company's core products and (iv) Watson's extension of a $17,500,000 term loan to the Company.

     The net proceeds from the Watson Term Loan has permitted the Company to satisfy its current liabilities and accounts payable. In addition, management believes the net proceeds from the Watson Term Loan combined with the payments to be received by the Company from Watson under each of the Product Acquisition Agreement and the Core Products Supply Agreement will provide the Company with sufficient working capital to fund operations for at least the next twelve months.


NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Long-term and Short-term Debt and senior convertible subordinated debentures

     The fair value of the Company's long-term and short-term debt and Senior Convertible Subordinated Debentures cannot be made without incurring excessive costs.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE D - INVENTORIES

     Inventories consist of the following:

                                                               December 31,
                                                       -------------------------
                                                        1999               1998
                                                       ------             ------
                                                             (in thousands)
      Finished goods                                   $  725             $2,675
      Work-in-process                                     720              1,166
      Raw materials                                     2,057              2,513
                                                       ------             ------

                                                       $3,502             $6,354
                                                       ======             ======


NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                December 31,
                                                            --------------------
                                                             1999         1998
                                                            -------      -------
                                                               (in thousands)

      Machinery and equipment                               $12,893      $12,278
      Leasehold improvements                                    325        6,103
      Building                                                  747          747
      Land                                                       44           44
                                                            -------      -------

                                                             14,009       19,172
      Less accumulated depreciation and amortization         10,996       14,385
                                                            -------      -------

                                                            $ 3,013      $ 4,787
                                                            =======      =======

     Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 was approximately $914,000, $1,113,000 and $1,606,000, respectively.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE F- ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                               December 31,
                                                        ------------------------
                                                         1999              1998
                                                        ------            ------
                                                             (in thousands)

      Payroll taxes payable                             $1,503            $1,714
      Rent                                               1,454
      Interest                                             764               619
      Accrued payroll                                      736                92
      Professional fees                                    362               539
      Other                                                958             1,008
                                                        ------            ------

                                                        $5,777            $3,972
                                                        ======            ======

     At December 31, 1999, payroll taxes payable include approximately $1,467,000 and $31,000 of delinquent payroll taxes (including penalties and interest) due to the Internal Revenue Service and the State of New York, respectively, all of which liability was incurred in 1997 and 1996. The Company expects that the Federal liability will be partially offset by income tax refund claims which were filed and are pending before the IRS. Until such time as the IRS completes its review, the Company has not recorded any expected tax refund claims. The Company has negotiated a payment plan with the State of New York and the balance will be paid by the end of 2000.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE G - CONVERTIBLE SUBORDINATED DEBENTURES AND STOCK WARRANTS

     At December 31, 1999 and 1998 convertible subordinated debentures outstanding and related debt discount related to the following issuances are discussed below:

                                                                           December 31,
                                                                      -----------------------
                                                                        1999           1998
                                                                      --------       --------
                       Issuance of debentures                              (in thousands)
                       ----------------------

      Debentures - August 1996 (a)                                    $  2,500       $  2,500
      Debentures - March 1998 (b)                                       20,800         20,800
      Debentures - issued in lieu of interest for March 1998 (b)           667
      Debentures - June 1998 (c)                                         5,000          5,000
      Debentures - issued in lieu of interest for June 1998 (c)            158
      Debentures - May 1999 (d)                                         12,862
      Debentures - issued in lieu of interest for May 1999 (d)             114
      Debentures - July 1999 (e)                                         5,000
                                                                      --------       --------

                                                                        47,101         28,300

                      Less: Debt discount                               (6,005)        (2,114)
                                                                      --------       --------

                                                                      $ 41,096       $ 26,186
                                                                      ========       ========

     (a) On August 6, 1996, the Company issued 250 units, at $10,000 per unit, in a private placement of its securities ("August Private Placement"). Each unit consisted of: (i) a 10% convertible subordinated debenture due August 6, 2001 in the principal amount of $10,000, interest payable quarterly, and convertible into shares of the Company's common stock at a conversion price of $3.25 per share, subject to dilution, and (ii) 461 redeemable common stock purchase warrants ("warrants"). Each warrant entitled the holder to purchase one share of common stock for $3.25, subject to adjustment during the five-year period commencing August 6, 1996.

     (b) On March 10, 1998, the Company completed a private offering (the "Offering") of securities to an investor group ("Galen") consisting of 5% convertible senior secured debentures due March 15, 2003, and common stock purchase warrants (with a 7 year life) exercisable for 2,244,667 shares of the Company's common stock at an exercise price of $1.404 and 2,189,511 shares at an exercise price of $2.279. The debentures are convertible into shares of the Company's common stock at a conversion price of $1.404. The net proceeds to the Company from the Offering, after the deduction of related offering expenses of $1,518,000 for legal and investment banker fees, was approximately $19,300,000. These related offering costs are being amortized over the remaining five year life of the related debentures.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE G (CONTINUED)

     (c) In accordance with the terms of the Offering, during June 1998, Galen invested an additional $5,000,000 in the Company in exchange for debentures and warrants having terms identical to those issued in the Offering (539,583 and 526,325 common stock purchase warrants with an exercise price of $1.404, respectively).

     (d) On May 26, 1999, the Company consummated a private offering of securities for an aggregate purchase price of up to $22,800,000 (the "Oracle Offering"). The securities issued in the Oracle Offering consisted of 5% convertible senior secured debentures (the "1999 Debentures") and common stock purchase warrants (the "1999 Warrants"), each of which are substantially similar to the debentures and warrants issued by the Company in the Galen Offering completed in March, 1998. Of the $22,800,000 to be invested pursuant to the Oracle Offering, $5,000,000 was funded by Oracle Strategic Partners, L.P. ("Oracle") on May 26, 1999, the closing date of the Oracle Offering, with an additional $10,000,000 to be funded by Oracle in two installments of $5,000,000 each. The first $5,000,000 installment of the additional $10,000,000 Oracle investment was funded on July 27, 1999. Pursuant to an agreement reached between the Company and Oracle on March 20, 2000, the final $5,000,000 investment has been waived.

           The 1999 Debentures were issued at par and will become due and payable as to principle on March 15, 2003. Approximately $12,800,000 in principle amount of the 1999 Debentures were issued on May 26, 1999. Interest on the principle of the 1999 Debentures is accrued at the rate of 5% per annum and is payable on a quarterly basis.

           The 1999 Debentures are convertible into shares of the Company's common stock at a conversion price of $1.404 per share, for an aggregate of up to approximately 12,678,063 shares of the Company's common stock. The 1999 Warrants are exercisable for an aggregate of approximately 4,618,702 shares of the Company's common stock. Of such warrants, 2,309,351 warrants are exercisable at $1.404 per share and the remaining 2,309,351 warrants are exercisable at $2.279 per share. The 1999 Debentures and 1999 Warrants are convertible and exercisable, respectively, for an aggregate of approximately 17,296,765 shares of the Company's common stock.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE G (CONTINUED)

     (e) Approximately $7,037,000 of the 1999 Debentures issued pursuant to the Oracle Offering were issued in exchange for the surrender of a like amount of principal and accrued interest outstanding under the Company's convertible promissory notes issued pursuant to various bridge loan transactions with Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. (collectively, "Galen") and certain other investors in the aggregate amount of $10,104,110 during the period from August 1998 through and including May, 1999 (the "1999 Galen Bridge Loans"). In exchange for Galen and other investors granting extensions to maturity dates of the Company's convertible promissory notes, the Company issued 1,022,284 common stock purchase warrants at exercise prices ranging from $1.18 to $2.32. These warrants resulted in deferred private offering costs which are being amortized over the remaining 5 year life of the related obligations. The remaining balance of the 1999 Galen Bridge Loans in the principal amount of $3,495,000 plus accrued and unpaid interest was paid on July 27, 1999.

     (f) In connection with certain 1995 amendments to a line of credit agreement then existing with a bank, the Company issued stock warrants to the bank, expiring July 17, 2000, to purchase shares of the Company's common stock at various exercise prices per share, subject to certain antidilution provisions. At December 31, 1999 the number of common stock warrants, as adjusted, equal 955,509 shares at exercise prices ranging from $1.48 to $1.51 per share. In March 1998, the Company completely satisfied its bank indebtedness and terminated the line of credit agreement.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE G (CONTINUED)

     Debt discount resulting from the issuance of stock warrants in connection with the issuance of subordinated debt is recorded as a reduction of the related obligations at the warrants relative fair value and is amortized as additional interest expense over the remaining life of the related obligations. At December 31, 1999 outstanding warrants giving rise to debt discount for related debentures are as follows:

                                                                              Accumulated       Unamortized
          Warrants                                                           Amortization      debt discount
         related to                                            Original           at                 at             Remaining
         debentures      Exercise             Number of          debt        December 31,        December 31,         life
           above          prices               Warrants        discount          1999               1999             (months)
           -----          ------               --------        --------          ----               ----             --------
                                                                            (in thousands)

            (a)          $3.25               $   115,250         $  355         $  237              $  118              20
                         $1.404 and
            (b)          $2.279                4,434,178          2,263            793               1,470              39
                         $1.404 and
            (c)          $2.279                1,065,908          1,200            248                 952              46
                         $1.404 and
            (d)          $2.279                3,608,604          4,034            569               3,465              39
                         $1.48 to
            (f)          $1.51                   955,509            200            200                -                  -
                                             -----------         ------         ------              ------

                                             $10,179,449         $8,052         $2,047              $6,005
                                             ===========         ======         ======              ======


    At December 31, 1999 outstanding warrants giving rise to deferred private offering costs are as follows:

                                                                                                Unamortized
                                                                               Accumulated        Private
                                                               Original       Amortization    issuance costs
                                                               deferred            at               at            Remaining
                           Exercise          Number of          private        December 31,     December 31,        life
          Warrants          prices            Warrants      issuance costs        1999             1999            (months)
          --------          ------            --------      --------------        ----             ----            --------
                                                                            (in thousands)

                         $1.18 to
            (e)          $2.32               $1,022,284        $    907           $181             $726               48

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE H -NOTES PAYABLE

     At December 31, 1999 and 1998, notes payable consisted of the following:

                                                     December 31,
                                                 --------------------
                                                  1999         1998
                                                 -------      -------
                                                   (in thousands)

      Unsecured promissory demand notes (a)      $ 2,529      $ 2,817
      Bridge Loans (b)                             1,509        8,033
                                                 -------      -------

                                                 $ 4,038      $10,850
                                                 =======      =======


     (a) At December 31, 1999 unsecured promissory demand notes consisted of $2,379,000 due to Mylan and $150,000 due to a former employee. During the period from May 1997 through July 1997, the Company borrowed approximately $3 million from Mylan Laboratories, Inc. ("Mylan") pursuant to five unsecured, demand promissory notes. The advances made by Mylan Laboratories, Inc. were part of a proposed investment by Mylan in the Company, including the proposed purchase of the Company's Indiana facility as well as a partial tender offer for the Company's common stock. To date, $620,000 has been paid by the Company to Mylan against such indebtedness in the form of product deliveries to Mylan. Pursuant to an agreement reached between the parties, the Company is required to satisfy interest on the outstanding indebtedness on an annual basis while the indebtedness remains outstanding and to satisfy the principal amount of such indebtedness in the form of product deliveries to Mylan until such time as the indebtedness is satisfied in full.

     (b) In addition to the 1999 Galen Bridge Loans discussed in Note G, the Company secured bridge financing from Galen order to provide necessary working capital prior to the completion of the Watson Term Loan as described in Note Q. These bridge loans aggregated approximately $3,300,000 and were funded through six separate bridge loan transactions during the period from December 8, 1999 through March 29, 2000 (collectively, the "2000 Galen Bridge Loans"). At December 31, 1999 $1,509,000 relating to such bridge loans was outstanding. On March 31, 1999 the total principal amount of the 2000 Galen Bridge Loans and accrued and unpaid interest were satisfied in full with a portion of the proceeds of the Watson Term. Prior to repayment, the 2000 Galen Bridge Loans accrued interest at the rate of 18% per annum and were secured by a first lien on all of the Company's assets. In consideration for the extension of the 2000 Galen Bridge Loans, the Company issued common stock purchase warrants to Galen to purchase an aggregate of 125,000 shares of the Company's common stock.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE H (CONTINUED)

         The warrants issued pursuant to the 2000 Galen Bridge Loans have an exercise price equal to the fair market value of the Company's common stock on the date of issuance and are substantially identical to those issued by the Company in the Oracle Offering (Note G).


NOTE I- INCOME TAXES

     The actual income tax expense varies from the Federal statutory rate applied to consolidated operations as follows:

                                                                            Year ended December 31,
                                                         ---------------------------------------------------------------
                                                               1999                    1998                    1997
                                                         -----------------      -----------------      -----------------
                                                          AMOUNT        %        Amount       %         Amount       %
                                                         -------      ----      -------      ----      -------      ----
                                                                                  (in thousands)

     Federal statutory rate                              $(6,116)      (34%)    $(4,326)    (34.0)%    $(5,105)    (34.0)%
     Loss for which no tax benefit
        was provided                                       5,997      33.8%       4,247      33.8        4,924      32.8
     Losses of subsidiaries with
        no tax benefit
     Amortization of warrants                                                                               24        .2
     Goodwill amortization                                                                                  12        .1
     Department of Justice
        settlement                                            31        .1           42        .1
     Other                                                    88        .1           37        .1          145        .9
                                                         -------      ----      -------      ----      -------      ----

     Actual tax expense                                  $  --          --%     $    --        --%     $    --        --%
                                                         =======      ====      =======      ====      =======      ====

     The Company has net operating loss carryforwards aggregating approximately $58,796,146, expiring during the years 2011 through 2019. In addition, certain of the Company's subsidiaries filed separate Federal income tax returns in prior years and have separate net operating loss carryforwards aggregating approximately $4,062,758 expiring during the years 1999 through 2018.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE I (CONTINUED)

     The tax loss carryforwards of the Company and its subsidiaries are subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company's ability to utilize net operating loss carryforwards included above each year. The amount of the limitation has not been quantified by the Company.

     The components of the Company's deferred tax assets (liabilities), pursuant to SFAS No. 109, are summarized as follows:

                                                             December 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
                                                            (in thousands)

      Deferred tax assets
          Net operating loss carryforwards              $ 27,349       $ 21,831
          Allowance for doubtful accounts                     50             75
          Research and development tax credit                212            212
          Reserve for inventory                              218            169
          Reserve for chargebacks                             21
          Shutdown costs                                   1,352
          Severance package                                  242
          Litigation settlement                               44             73
          Rent                                                44            231
          Reserve for Medicaid                                93             71
          Capital loss carryforwards                         210
          Reserve for contingencies                           14
          Charitable contribution carryforwards                1
          Other                                               26             15
                                                        --------       --------

               Gross deferred tax assets                  29,876         22,677
                                                        --------       --------

      Deferred tax liabilities
          Depreciation                                      (430)          (332)
          Installment sale gain
          Other                                              (42)           (42)
                                                        --------       --------

                                                            (472)          (374)
                                                        --------       --------

               Net deferred tax assets before
                   valuation allowance                    29,404         22,303
       Valuation allowance                               (29,404)       (22,303)
                                                        --------       --------

               Net deferred tax assets                  $   --         $   --
                                                        ========       ========

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE I (CONTINUED)

     SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The valuation allowance at December 31, 1999 primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards.


NOTE J - CESSATION AND RELOCATION OF BROOKLYN, NY PLANT
           OPERATIONS

     The Company's formal decision to discontinue its Brooklyn operations was initiated in the fourth quarter of 1999 with notification to its union. The total charge of approximately $3,220,000 resulting from eliminating the Brooklyn operation includes the lease termination payment of $1,150,000, a provision of $200,000 for plant repairs, the write-off of leasehold improvements of $1,778,000, severance and other costs for terminated employees of $730,000, less deferred rent previously expensed of $638,000.

     At December 31, 1999 the Company was obligated to pay rent through December 31, 2005 pursuant to a noncancellable lease obligation for its facility in Brooklyn, New York. Under a termination and settlement agreement consummated on March 22, 2000 (the "Settlement Agreement"), in exchange for a termination payment of $1,150,000, the termination of the lease has been accelerated to August 31, 2000. The total base rent payments that would have been required from September 1, 2000 to December 31, 2005, were approximately $6,715,000. The agreement does allow the Company to continue to lease the facility beyond August 31, 2000, but requires the Company to vacate the premises no later than March 31, 2001. In addition, the Settlement agreement provides for the advance payment of rent through August 31, 2000 and a restoration escrow deposit of $200,000 for plant repairs. The Company also deposited in escrow with its counsel $390,600 which represents rental payments for the period September 1, 2000 through March 31, 2001. Such escrow amount will be returned to the Company in the event it vacates the Brooklyn facility on or prior to August 31, 2000. The Company funded the termination fee payment, the advance rental payment obligations and restoration amount required pursuant to the Settlement Agreement with the proceeds received from the Watson Term Loan (Note Q).

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE K - SALE AND ACQUISITION OF ABBREVIATED NEW DRUG APPLICATIONS
          ("ANDA")

     Sale of ANDA

     On March 21, 1995, the Company sold its ANDA for 5mg Oxycodone HCL/325mg Acetaminophen Tablets ("Tablets") and certain equipment used in the production of the tablets. Pursuant to the agreement the Company recognized the final portion of the gain, $1,900,000, as other income in March 1998.

     Acquisition of Barr Laboratories, Inc. ANDA

     On April 16, 1999, the Company completed an acquisition agreement with Barr Laboratories, Inc. ("Barr") providing for the Company's purchase of the rights to 50 pharmaceutical products (the "Barr Products"). Under the terms of the acquisition agreement with Barr, the Company acquired all of Barr's rights in the Barr Products, including all related governmental approvals (including ANDAs) and related technical data and information. In consideration for the acquisition of the Barr Products, the Company issued to Barr a common stock purchase warrant exercisable for 500,000 shares of the Company's common stock having an exercise price of $1.0625 per share (the fair value of the Common Stock on the date of issuance) and having a term of five years. The Company valued the warrants at $350,000 using the Black Scholes option pricing model. Accordingly, the Company recorded a deferred charge to be amortized as an expense to the Company's operations over a 10 year period which is the estimated life of the related ANDA. The acquisition agreement with Barr also allows Barr to purchase any of the Barr Products manufactured by the Company for a period of five years.


NOTE L - PENSION EXPENSE

     1.  Management Pension Plan

         The Company had maintained a defined benefit plan covering substantially all nonunion employees which was terminated in November 1996. Subsequently, all Plan assets were converted to cash and held in a money market fund (to continue the Trust) from which all vested participant interests were to be paid. In 1998, the Company received approval to terminate the Plan by the Pension Benefit Guarantee Corporation, all assets were distributed to the vested participants, the Trust was terminated and a final filing was made with the Internal Revenue Service.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE L (CONTINUED)

     2.  Employees' Pension Plan

         The Company contributed approximately $67,872, $421,000, and $407,000, in 1999, 1998 and 1997, respectively, to a multiemployer pension plan for employees covered by collective bargaining agreements. This plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total of the pension plan's net assets is not available from the plan's administrator.

         The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provision of the Act, if the plans terminate or the Company withdraws, the Company could be subject to a "withdrawal liability."


NOTE M - STOCK OPTION PLAN

     In June 1998, the stockholders of the Company approved the adoption of a stock option and restricted stock purchase plan (the "1998 Option Plan). The 1998 Option Plan provides for the granting of (i) nonqualified options to purchase the Company's common stock at not less than the fair market value on the date of the option grant and (ii) incentive stock options to purchase the Company's common stock at not less than the fair market value on the date of the option grant. As of December 31, 1999, there was no exercise of any options to purchase any common stock under the 1998 Option Plan. The total number of shares which may be sold pursuant to options and rights granted under the 1998 Option Plan is 3,600,000. No option can be granted under the 1998 Option Plan after April, 2008 and no option can be outstanding for more than ten years after its grant.

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

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE M (CONTINUED)

                                                     Year ended December 31,
                                           --------------------------------------------
                                               1999             1998             1997
                                           ----------       ----------       ----------
                                               (thousands, except per share amounts)

      Net loss
          As reported                      $  (20,063)      $  (12,724)      $  (15,013)
          Pro forma                           (20,954)         (13,663)         (15,323)
      Loss per share
          As reported                      $    (1.40)      $     (.92)      $    (1.12)
          Pro forma                             (1.46)            (.98)           (1.14)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expenses related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 1999, 1998 and 1997, respectively: expected volatility of 73%, 67%, and 65%; risk-free interest rates of 6.8%, 5.6%, and 6.0%; and expected lives of 10 years, 10 years, and 4 years. At the date of grant, all exercise prices equaled the market value of the stock.

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

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE M (CONTINUED)

     Transactions involving stock options are summarized as follows:

                                                                    Weighted        Weighted
                                                  Stock              average         average
                                                  options           exercise          fair
                                                outstanding           Price           value
                                                ----------          --------        --------

      Balance at December 31, 1996                 656,007             3.53

      Exercised                                    (89,300)            3.22           $3.39
      Cancelled                                    (84,968)            5.16            3.39
                                                ----------

      Balance at December 31, 1997                 481,739             3.60
                                                ==========

      Granted                                    2,254,850             2.37            1.71
      Cancelled                                   (511,303)            3.16            2.08
                                                ----------

      Balance at December 31, 1998               2,225,286             2.46
                                                ==========

      Granted                                      503,500             1.19             .80
      Cancelled                                   (118,567)            3.08            2.00
                                                ----------

      Balance at December 31, 1999               2,610,219             2.19
                                                ==========

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                    Options outstanding                       Options exercisable
                                    ---------------------------------------------       -----------------------------
                                                         Weighted
                                       Number             average        Weighted           Number           Weighted
                                    outstanding at       remaining        average       exercisable at        average
              Ranges of             December 31,        contractual      exercise        December 31,        exercise
           exercise prices              1999            Life(years)        price             1999              price
           ---------------          --------------      -----------      --------       --------------       --------

           $1.00 -  $2.00                518,100           9.09            $1.17            86,250            $1.30
             2.01 -   3.00             2,023,850           8.21             2.40           918,463             2.39
             3.01  -  4.88                68,269           6.23             3.78            62,019             3.64
                                      ----------                                         ---------

                                       2,610,219                                         1,066,732
                                      ==========                                         =========

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE N - COMMITMENTS

     The Company occupies plant and office facilities under noncancellable operating leases which expire in December 2005. These operating leases provide for scheduled base rent increases over the term of the lease, however, the total amount of the base rent payments will be charged to operations using the straight-line method over the term of the lease. The leases provide for payment of real estate taxes based upon a percentage of the annual increase. In addition, the Company rents certain equipment under operating leases, generally for terms of four years. Total rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $1,574,000, $1,243,000, $884,000, respectively. See Note J for information relating to the shutdown of the Brooklyn, New York facility.

     Lease of Congers, New York Facility

     Effective March 22, 1999, the Company leased, as sole tenant, a pharmaceutical manufacturing facility located in Congers, New York (the "Congers Facility") from Par Pharmaceutical, Inc. ("Par") pursuant to an Agreement to Lease (the "Lease"). The Congers Facility contains office, warehouse and manufacturing space. The Lease provides for a term of three years, with a two-year renewal option and provides for annual fixed rent of $500,000 per year during the primary term of the Lease and $600,000 per year during the option period. The Lease also covers certain manufacturing and related equipment previously used by Par in its operations at the Congers Facility (the "Leased Equipment"). In connection with the execution of the Lease, the Company and Par entered into a certain Option Agreement pursuant to which the Company may purchase the Congers Facility and the Leased Equipment at any time during the lease term for $5,000,000.

     As part of the execution of the Lease, the Company and Par entered into a certain Manufacturing and Supply Agreement (the "M&S Agreement") having a term of two years. The M&S Agreement provides for the Company's contract manufacture of certain designated products. The M&S Agreement also provides that Par will purchase a minimum of $1,150,000 in product during the initial 18 months of the Agreement. The M&S Agreement further provides that the Company will not manufacture, supply, develop or distribute the designated products to be supplied by the Company to Par under the M&S Agreement to or for any other person for a period of three years.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE N (CONTINUED)

     As of December 31, 1999, the approximate minimum rental commitments under these operating leases are as follows:

           Twelve months ending December 31,               (in thousands)
               2000                                             $1,360
               2001                                                509
               2002                                                104
               2003 and thereafter                                   7
                                                                ------

                  Total minimum payments required               $1,980
                                                                ======


     Employment Contracts

     During March 1998, the Company entered into employment contracts with each of two new officers/employees of the Company which cover a five-year and a three-year period, respectively. The contracts provide for, among other things: (i) annual salaries of $170,000 and $140,000 to be paid over the five-year and three-year periods, respectively and (ii) an aggregate of 1,300,000 options (included in the 1998 grants - Note M) to purchase the Company's stock at an exercise price of $2.38 per common share that vest evenly over a three-to-five-year service period and expire in ten years.


NOTE O - CONTINGENCIES

     American Stock Exchange

     The Company has been advised by the American Stock Exchange ("Amex") that the Amex has determined to delist the Common Stock of the Company (stock symbol "HDG") as it does not meet the Amex's criteria for continued listing. Such criteria include minimum levels of shareholders' equity and the absence of years of net losses from continuing operations. In response to the Amex notice, the Company has exercised its right to appeal the Amex's decision and has requested a formal hearing in order to further consider the decision. There can be no assurance that the Company's common stock will remain listed on the Amex. In the event the Company is unsuccessful in its appeal to maintain the listing of the Company's Common Stock on the Amex, it is anticipated that the Company's Common Stock will trade on the Over the Counter Bulletin Board. In such event, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE O (CONTINUED)

     Department of Justice ("DOJ") Settlement

     On June 21, 1993, the Company entered into a Plea Agreement with the DOJ to resolve the DOJ's investigation into the manufacturing and record keeping practices of the Company's Brooklyn plant. The Plea Agreement required the Company to pay a fine of $2,500,000 over five years in quarterly installments of $125,000, commencing on or about September 15, 1993.

     As of February 28, 1998, the Company was in default of the payment terms of the Plea Agreement and had made payments aggregating $350,000. On March 27, 1998, the Company and the DOJ signed the Letter Agreement serving to amend the Plea Agreement relating to the terms of the Company's satisfaction of the fine assessed under the Plea Agreement. Specifically, the Letter Agreement provided that the Company will satisfy the remaining $2,150,000 of the fine through the payment of $25,000 on a monthly basis commencing June 1, 1998, plus interest on such outstanding balance (at the rate calculated pursuant to 28 U.S.C Section 1961)(currently 5.319%). Such payment schedule will result in the full satisfaction of the DOJ fine in December, 2005. The Letter Agreement also provides certain restrictions on the payment of salary or compensation to any individual in excess of $150,000 without the written consent of the DOJ. In addition, the Letter Agreement requires the repayment of the outstanding fine to the extent of 25% of the Company's after-tax profit or the remaining balance owed and 25% of the net proceeds received by the Company on any sale of a capital asset for a sum in excess of $10,000. At December 31, 1999, the Company is current in its payment obligations with a remaining obligation of $1,675,000.

     Other Legal Proceedings

     Beginning in 1992, actions were commenced against the Company and numerous other pharmaceutical manufacturers in the Pennsylvania Court of Common Pleas, Philadelphia Division, in connection with the alleged exposure to diethylstilbestrol ("DES"). The defense of all of such matters was assumed by the Company's insurance carrier, and a substantial number have been settled by the carrier. Currently, several actions remain pending with the Company as a defendant, and the insurance carrier is defending each action. Similar actions were brought in Ohio, and have been dismissed based on Ohio law. The Company and its legal counsel do not believe any of such actions will have a material impact on the Company's financial condition. The ultimate outcome of these lawsuits cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE O (CONTINUED)

     The Company has been named as a defendant in one additional action which has been referred to the Company's carrier and has been accepted for defense. This action, Alonzo v. Halsey Drug Co., Inc. and K-Mart Corp. was commenced on November 5, 1995 and involves a claim for unspecified damages relating to the alleged ingestion of "Doxycycline 100." The ultimate outcome of these lawsuits cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.


NOTE P - SIGNIFICANT CUSTOMERS AND SUPPLIERS

     The Company sells its products to a large number of customers who are primarily drug distributors, drugstore chains and wholesalers and are not concentrated in any specific region. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. During 1999, the Company had net sales to one customer in excess of 10% of total sales, aggregating 16.3% of total sales. During 1998, the Company had net sales to one customer in excess of 10% of total sales, accounting for 17.6% of total sales. During 1997, the Company had net sales to one customer in excess of 10% of total sales, aggregating 22.3% of total sales.

     During 1999 and 1998, the Company purchased approximately $1,107,000 and $2,583,000, respectively, of its raw materials, representing approximately 15% and 29%, respectively, of total raw material purchases from one supplier.


NOTE Q - SUBSEQUENT EVENT -  STRATEGIC ALLIANCE WITH
          WATSON PHARMACEUTICALS

     On March 29, 2000, the Company completed various strategic alliance transactions with Watson Pharmaceuticals, Inc. ("Watson"). The transactions with Watson provided for Watson's purchase of a certain pending ANDA from the Company, for Watson's rights to negotiate for Halsey to manufacture and supply certain identified future products to be developed by Halsey, for Watson's marketing and sale of the Company's core products and for Watson's extension of a $17,500,000 term loan to the Company.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE Q (CONTINUED)

     The product acquisition portion of the transactions with Watson provided for Halsey's sale of a pending ANDA and related rights (the "Product") to Watson for aggregate consideration of $13,500,000 (the "Product Acquisition Agreement"). As part of the execution of the Product Acquisition Agreement, the Company and Watson executed ten year supply agreements covering the active pharmaceutical ingredient ("API") and finished dosage form of the Product pursuant to which Halsey, at Watson's discretion, will manufacture and supply Watson's requirements for the Product API and, where the Product API is sourced from the Company, finish dosage forms of the Product. The purchase price for the Product is payable in three approximately equal installments as certain milestones are achieved. Management expects the last of these milestones to be achieved by no later than the end of the second fiscal quarter of year 2000.

     The Company and Watson also executed a right of first negotiation agreement providing Watson with a first right to negotiate the terms under which the Company would manufacture and supply certain specified APIs and finished dosage products to be developed by the Company. The right of first negotiation agreement provides that upon Watson's exercise of its right to negotiate for the supply of a particular product, the parties will negotiate the specific terms of the manufacturing and supply arrangement, including price, minimum purchase requirements, if any, territory and term. In the event Watson does not exercise its right of first negotiation upon receipt of written notice from the Company as to its receipt of applicable governmental approval relating to a covered product, or in the event the parties are unable to reach agreement on the material terms of a supply arrangement relating to such product within sixty days of Watson's exercise of its right to negotiate for such product, the Company may negotiate with third parties for the supply, marketing and sale of the applicable product. The right of first negotiation agreement has a term of ten years, subject to extension in the absence of written notice from either party for two additional periods of five years each. The right of first negotiation agreement applies only to API and finished dosage products identified in the agreement and does not otherwise prohibit the Company from developing other APIs or finished dosage products for itself or third parties.

     The Company and Watson also completed a manufacturing and supply agreement providing for Watson's marketing and sale of the Company's existing core products portfolio (the "Core Products Supply Agreement"). The Core Products Supply Agreement obligates Watson to purchase a minimum amount of approximately $18,363,000 (the "Minimum Purchase Amount") in core products from the Company, in equal quarterly installments over a period of 18 months (the "Minimum Purchase Period"). At the expiration of the Minimum Purchase Period, if Watson does not continue to satisfy the

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE Q (CONTINUED)

     Minimum Purchase Amount, the Company may market and sell the core products on its own or through a third party. Pending the Company's development and receipt of regulatory approval for its APIs and finished dosage products currently under development, including, without limitation, the Product sold to Watson, and the marketing and sale of same, of which there can be no assurance, substantially all the Company's revenues expect to be derived from the Core Products Supply Agreement with Watson.

     The final component of the Company's strategic alliance with Watson provided for Watson's extension of a $17,500,000 term loan to the Company. The loan will be funded in installments upon the Company's request for advances and the provision to Watson of a supporting use of proceeds relating to each such advance. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003.