Form 10-Q
period 2000-03-31
HALSEY DRUG CO INC/NEW
filed 2000-05-12
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 2000

                                       OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------   -----------------------
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

YES  |X|         NO |_|

As of May 12, 2000 the registrant had 14,498,066 shares of Common Stock, $.01 par value, outstanding.

                       HALSEY DRUG CO., Inc. & SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                  Page#

       Condensed Consolidated Balance Sheets-                               3
       March 31, 2000 and December 31, 1999

       Condensed Consolidated Statements of                                 5
       Operations - Three months ended March 31, 2000
       and March 31, 1999

       Consolidated Statements of Cash                                      6
       Flows - Three months ended March 31, 2000
       and March 31, 1999

       Consolidated Statements of Stockholders'                             8
       Equity - Three months ended March 31, 2000

       Notes to Condensed Consolidated Financial                            9
       Statements

Item 2. Management's Discussion and Analysis of Financial                  11
        Condition and Results of Operations

PART II. OTHER INFORMATION

Item 2. Changes in Securities                                              15
Item 6. Exhibits and Reports on Form 8-K                                   15
SIGNATURES                                                                 16

PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                     (UNAUDITED)

          (Amounts in thousands)                          2000          1999
                                                       MARCH 31     DECEMBER 31
                                                        --------     ----------
CURRENT ASSETS

  Cash and cash equivalents                            $   5,839    $     786

  Accounts Receivable - trade, net of
  allowances for doubtful accounts of $146
  at March 31, 2000 and $425 at
  December 31, 1999, respectively                          2,393        2,716

  Other receivable                                            10

  Inventories                                              3,026        3,502

  Prepaid insurance and other current assets                 346          213
                                                         -------      -------

  Total current assets                                    11,614        7,217

PROPERTY PLANT & EQUIPMENT, NET                            2,899        3,013

DEFERRED PRIVATE OFFERING COSTS                            1,476        1,623

OTHER ASSETS AND DEPOSITS                                    646          642
                                                         -------      -------
                                                         $16,635      $12,495
                                                         =======      =======












The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
                                                       (UNAUDITED)

   (Amounts in thousands)                                 2000         1999
                                                        MARCH 31    DECEMBER 31
                                                       -----------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                         11,305       4,038
     Accounts payable                                       2,611       2,283
     Accrued expenses                                       5,577       5,777
     Department of Justice Settlement                         300         300
                                                          --------    --------

                Total current liabilities                  19,793      12,398

CONVERTIBLE SUBORDINATED DEBENTURES, NET                   41,915      41,096

DEPARTMENT OF JUSTICE SETTLEMENT                            1,300       1,375

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock - $.01 par value; authorized
     80,000,000, shares;
     issued 14,867,222 shares at March 31,2000 and
     14,829,508 shares at December 31, 1999,
     respectively                                             149         148

     Additional paid-in capital                            35,833      35,751

     Accumulated deficit                                  (81,366)    (77,284)
                                                         --------    --------
                                                          (45,384)    (41,385)

     Less treasury stock - at cost (439,603 shares)          (989)       (989)
                                                         --------    --------

                                                          (46,373)    (42,374)
                                                         --------    --------

                                                         $ 16,635    $ 12,495
                                                         ========    ========






The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-------------------------------------------------------------------------------

Amounts in thousands except per share data            For the Three months
                                                            ended
                                                      -------------------------

                                                             March 31
                                                             --------
                                                       2000             1999
                                                      ------           ------
Net Sales ......................................   $   3,151        $   3,224
Cost of goods sold .............................       3,715            3,648
                                                   ------------    ------------

Gross margin ..................................         (564)            (424)

Research and development .......................         393              176
Selling, general and administrative expenses ...       1,628            1,821
                                                   ------------    ------------

   Loss from operations ........................      (2,585)          (2,421)

Other income (expense)
Amortization of deferred debt discount and
private offering costs .........................        (606)            (207)
Interest expense ...............................        (901)            (651)
Other ..........................................          10               (3)
                                                   ------------    ------------

    Loss before income taxes ...................      (4,082)           (3,282)

Provision for income taxes .....................          --                --

Net loss .......................................   $  (4,082)   $       (3,282)
                                                   ============    ============

Basic and diluted loss per common share ........   $   (0.28)   $        (0.23)
                                                   ============    ============

Weighted average number of outstanding shares ..    14,639,372       14,257,159
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

                        HALSEY DRUG CO., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


-------------------------------------------------------------------------------
Amounts in thousands                                        THREE MONTHS ENDED

                                                                 MARCH 31
                                                                 --------
                                                             2000        1999
                                                             ----        ----
Cash flows from operating activities

 Net loss ..............................................   $ (4,082) $  (3,282)

Adjustments to reconcile net loss to net cash used in operating activities

     Depreciation and amortization .....................        191        329
     Amortization of deferred debt discount and private
     offering costs ....................................        606        207
     Provision for losses on accounts receivable .......        279       (179)

     Changes in assets and liabilities
        Accounts receivable ............................         44       (354)
        Other receivable ...............................        (10)       (28)
        Inventories ....................................        476      1,698
        Prepaid insurance and other current assets .....       (133)        57
        Other assets and deposits ......................         (4)      (247)
        Accounts payable ...............................        328       (619)
        Accrued expenses ...............................       (210)       242
                                                           --------    --------

        Total adjustments ..............................      1,567      1,106
                                                           --------    --------

           Net cash used in operating activities .......     (2,515)    (2,176)
                                                           --------    --------

 Cash flows from investing activities

     Capital expenditures ..............................        (77)       (57)
                                                           --------    --------

        Net cash used in investing activities ..........        (77)       (57)
                                                           --------    --------

Cash flows from financing activities

     Proceeds from issuance of notes payable............     10,800       1,271
     Payments to Department of Justice .................        (75)        --
     Payments on notes payable .........................     (3,523)        --
     Issuance of common stock for payment of interest ..         83         --
     Issuance of convertible subordinated debentures ...        360         --
                                                           --------    --------
Net cash provided by financing activities ..............      7,645       1,271
                                                           --------    --------

     NET (DECREASE) INCREASE IN CASH                          5,053       (962)

Cash at beginning of period ............................        786      1,850
                                                           --------    --------

Cash at end of period ..................................   $  5,839   $    888
                                                           ========    ========





Supplemental disclosure of noncash activities:

Quarter ended March 31, 2000

The Company issued 37,714 shares of common stock as payment for $83,363 in accrued interest.

The Company issued $359,842 debentures as payment for like amount of accrued debenture interest.





















The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        Three months ended March 31, 2000

Amounts in thousands except per share data

                                                 (UNAUDITED)
--------------------------------------------------------------------------------------------
                                      Common Stock                                       Treasury Stock,
                                     $.01 par value      Additional                          at cost
                                   ------------------     Paid-in     Accumulated      ------------------
                                   Shares      Amount     Capital       Deficit        Shares      Amount       Total
                                   ---------   ------     -------      ----------      -------    -------      ----------
Balance January 1, 2000           14,829,508   $ 148     $ 35,750      $ (77,284)      439,603    $ (989)      $ (42,375)

Net Loss for the three
months ended March 31, 2000                                              ( 4,082)                                 (4,082)

Issuance of shares as
payment of interest                   37,714       1           83                                                     84

                                  ----------   -------    -------      ----------     --------    -------      ----------
Balance at March 31, 2000
                                  14,867,222   $ 149     $ 35,833      $( 81,366)      439,603    $ (989)      $ (46,373)
                                  ==========   =======    =======      ==========     ========    =======      ==========













The accompanying notes are an integral part of this statement

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2000 have been made. The results of operations for the three months period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 2 -  Inventories
                             (Amounts in thousands)

     Inventories consists of the following:

                                       March 31, 2000         December 31, 1999
                                       --------------         -----------------
          Finished Goods                  $   232                 $   725
          Work in Process                   1,164                     720
          Raw Materials                     1,630                   2,057
                                          -------                 -------
                                          $ 3,026                 $ 3,502
                                          =======                 =======

Note 3 - Convertible Subordinated Debentures

Convertible Subordinated Debentures consist of the following:

                                       March 31, 2000         December 31, 1999
                                       --------------         -----------------


     Debentures -  5.0%                   $ 44,962                $ 44,601
     Debentures - 10.0%                      2,500                   2,500
                                           --------               --------
                                            47,462                  47,101

     Less unamortized debt discount         (5,547)                 (6,005)
                                           --------               --------
                                          $ 41,915                $ 41,096
                                           ========               ========

Note 4 - Notes Payable

Notes payable consist of the following:

                                       March 31, 2000         December 31, 1999
                                       --------------         -----------------


     Unsecured promissory demand notes    $  2,305                $ 2,529
     Secured promissory note (a)             9,000
     Bridge loans                                                   1,509
                                           -------                -------
                                          $ 11,305                $ 4,038
                                           =======                =======


(a) As of March 31, 2000, Watson had advanced $9,000,000 to the Company under a term loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003.


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

                      HALSEY DRUG CO.,INC. AND SUBSIDIARIES
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

                                                        Three months ended
                                                             March 31
                              -------------------------------------------------
                                                                       Percentage Change
                                                                           Year-to-Year
                                                                       Increase (decrease)
                                                                       ------------------
                                               Percentage of Net Sales       2000 as
                                               -----------------------    Compared to
                                                     2000         1999        1999
                                                     ----         ----        ----
                                                        %            %          %
                                                        -            -          -
Net Sales                                           100.0        100.0         (2.3)
Cost of goods sold                                  117.9        113.2          1.8
                                                    ----         ----         ----

   Gross profit(loss)                               (17.9)       (13.2)       (33.0)

Research and development                             12.5          5.5        123.3
Selling, general and administrative expenses         51.7         56.5        (10.6)
                                                    -----         ----        ----
   Loss from operations                             (82.0)       (75.1)         6.8

Amortization of deferred debt discount and
private offering costs                               19.2          6.4        193.2
Interest expense                                     28.6         20.2         38.4
Other (income)                                        0.3         (0.1)         --
                                                    -----        -------      ------

   Loss before income taxes                        (129.5)      (101.8)        24.4


Provision for income taxes                             --          --           --
                                                    -----        ------      -------
Net loss                                           (129.5)      (101.8)        24.4
                                                   =======      =======      =======

--------------------------------------------------------------------------------
Three months ended March 31, 2000 vs. three months ended March 31, 1999
--------------------------------------------------------------------------------

Net Sales
---------

        The Company's net sales for the three months ended March 31, 2000 of $3,151,000 represents a decrease of $73,000 (2.3%) as compared to net sales for the three months ended March 31, 1999 of $3,224,000. This decrease occurred because the Company lacked working capital in the first quarter of 2000 to maintain sufficient inventories for sale.

Cost of Goods Sold
------------------

        For the three months ended March 31, 2000, cost of goods sold increased by approximately $67,000 as compared to the three months ended March 31, 1999. The increase for 2000 is attributable to greater manufacturing overhead associated with the addition of the leased facility at Congers, NY. The Company leased this facility on March 22, 1999. Gross margin as a percentage of sales for the three months ended March 31, 2000 was (17.9%) as compared to (13.2%) for the three months ended March 31, 1999. The decrease in gross margin is mainly attributable to the additional manufacturing overhead described above.


Selling, General and Administrative Expenses
--------------------------------------------

       Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 2000 and 1999 were 51.7% and 56.5%, respectively. Overall these expenses in the first three months of 2000 decreased $193,000 over the same period in 1999. The decrease in 2000 is primarily attributable to reduced personnel and reduced costs of litigation and professional services as compared to 1999.


Research and Development Expenses
---------------------------------

        Research and development expenses as a percentage of sales for the three months ended March 31, 2000 and 1999 was 12.5% and 5.5%, respectively. The Company's research and development program continues to concentrate its efforts toward the submission of new products to the FDA and the development of active pharmaceutical ingredients.

Net Earnings (Loss)
-------------------

        For the three months ended March 31, 2000, the Company had net loss of $4,082,000 as compared to a net loss of $3,282,000 for the three months ended March 31, 1999. Included in the net loss for the three months ended March 31, 2000 was interest expense of $901,000 and amortization of deferred debt discount and private offering costs of $606,000 as compared to $651,000 and $207,000, respectively for the year earlier period.


Liquidity and Capital Resources
-------------------------------

        At March 31, 2000, the Company had cash of $5,839,000 as compared to $786,000 at December 31, 1999. The Company had a working capital deficiency at March 31, 2000 of $8,179,000 and $5,181,000 at December 31, 1999.

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

         The product acquisition portion of the transactions with Watson provided for Halsey's sale of a pending ANDA and related rights (the "Product") to Watson for aggregate consideration of $13,500,000 (the "Product Acquisition Agreement"). As part of the execution of the Product Acquisition Agreement, the Company and Watson executed ten year supply agreements covering the active pharmaceutical ingredient ("API") and finished dosage form of the Product pursuant to which Halsey, at Watson's discretion, will manufacture and supply Watson's requirements for the Product API and, where the Product API is sourced from the Company, finish dosage forms of the Product. The purchase price for the Product is payable in three approximately equal installments as certain milestones are achieved. The first of those milestones is the receipt of FDA approval to manufacture the Product. On April 28, 2000 the Company received this approval and accordingly, Watson is to pay the first milestone payment of $5,000,000 to the Company within thirty days.

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

         The final component of the Company's strategic alliance with Watson provided for Watson's extension of a $17,500,000 term loan to the Company. The loan will be funded in installments upon the Company's request for advances and the provision to Watson of a supporting use of proceeds relating to each such advance. As of March 31, 2000, Watson had advanced $9,000,000 to the Company under the Watson term loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003. At March 31, 2000, a portion of the net proceeds of the Watson term loan were used to satisfy in full the approximately $3,300,000 in bridge financing provided by Galen Partners, to satisfy payment obligations under the Settlement Agreement with the landlord of its Brooklyn, New York facility and for working capital. The remaining net proceeds from the term loan will, in large part, be used to upgrade and equip the API manufacturing facility of Houba, Inc., the Company's wholly-owned subsidiary, to upgrade and equip the Company's Congers, New York leased facility and for working capital to fund continued operations.

The net proceeds from the Watson term loan has permitted the Company to satisfy its current liabilities and accounts payable. In addition, the remaining net proceeds from the Watson term loan combined with the payments to be received by the Company from Watson under each of the Product Acquisition Agreement and the Core Products Supply Agreement will provide the Company with sufficient working capital to fund operations for at least the next twelve months.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On each of January 20, 2000 and February 4, 2000, the Company issued securities to Galen Partners III, L.P. and certain related entities pursuant to a Bridge Loan Agreement. The securities issued consisted of common stock purchase warrants (the "Warrants"). The Warrants are exercisable for an aggregate of 50,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock").

                  During the quarter ended March 31, 2000, the Company issued an aggregate of 20,406 shares of Common Stock and 5% convertible senior secured debentures in the principal amount of $359,843 in satisfaction of accrued interest on the Company's outstanding 5 % convertible senior secured debentures issued in March and June 1998, and May 1999 ( the "Convertible Debentures").

                  Each of the holders of the Convertible Debentures for which interest payments were made in Common Stock, warrants and 5% convertible senior secured debentures are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The 20,406 shares of Common Stock and 5% convertible senior secured convertible debentures issued in the principal amount of $359,843 in satisfaction of interest payments under the Convertible Debentures were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                (a) The exhibits required to be filed as part of this Report on form 10-Q are listed in the attached Exhibit Index.

                (b) Reports on Form 8-K.

                           (i) A Form 8-K was filed on March 14, 2000, which stated on March 10, 2000 the Company was informed by the American Stock Exchange ("Amex") that Amex had determined to delist the Company and that the Company had exercised its right to appeal Amex's decision and had requested a formal hearing in order to further consider the decision.

                           (ii) A Form 8-K was filed on March 24, 2000, which stated that on March 22, 2000 the Company announced that it had successfully negotiated a lease termination agreement with its landlord for the Company's Brooklyn, New York manufacturing facility.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          HALSEY DRUG CO., INC.



Date: May 12, 2000                                 BY:s/s MICHAEL K. REICHER
                                                          ---------------------
                                                          Michael K. Reicher
                                                          President and Chief
                                                          Executive Officer

Date: May 12, 2000                                 BY:s/s  PETER A. CLEMENS
                                                          ---------------------
                                                          Peter A. Clemens
                                                          VP & Chief Financial
                                                          Officer

                                  EXHIBIT INDEX



Exhibit                Description
No.



27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.