Form 10-Q
period 2000-06-30
HALSEY DRUG CO INC/NEW
filed 2000-08-09
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----          EXCHANGE ACT OF 1934.

        For the quarterly period ended June 30, 2000

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

As of July 31, 2000 the registrant had 14,504,405 Shares of Common Stock, $.01 par value, outstanding.

                         HALSEY DRUG CO., & SUBSIDIARIES
                                      INDEX


     PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)                           Page #

               Condensed Consolidated Balance Sheets-                        3
               June 30, 2000 and December 31, 1999

               Condensed Consolidated Statements of                          5
               Operations - Three and six months ended June 30, 2000
               and June 30, 1999

               Consolidated Statements of Cash                               6
               Flows - Six months ended June 30, 2000
               and June 30, 1999

               Consolidated Statements of Stockholders'                      7
               Equity - Six months ended June 30, 2000

               Notes to Condensed Consolidated Financial                     8
               Statements

     Item 2.   Management's Discussion and Analysis of Financial            10
               Condition and Results of Operations

     PART II. OTHER INFORMATION

     Item 2. Changes in Securities                                          15
     Item 6. Exhibits and Reports on Form 8-K                               16
     SIGNATURES                                                             17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)

          (Amounts in thousands)                                                      2000               1999

                                                                                     JUNE 30          DECEMBER 31
                                                                                     -------          -----------
CURRENT ASSETS

        Cash and cash equivalents                                                         $ 3,843            $    786

        Accounts Receivable - trade, net of
           Allowances for doubtful accounts of $153 and
           $425 at June 30, 2000 and
           December 31, 1999, respectively                                                  3,991               2,716

        Other receivables                                                                     123                  --

        Inventories                                                                         3,449               3,502

        Prepaid insurance and other current assets                                            379                 213
                                                                                              ---                 ---
          Total current assets                                                             11,785               7,217

PROPERTY PLANT & EQUIPMENT, NET                                                             2,951               3,013

DEFERRED PRIVATE OFFERING COSTS                                                             1,444               1,623

OTHER ASSETS AND DEPOSITS                                                                   1,072                 642
                                                                                            -----                 ---

                                                                                          $17,252            $ 12,495
                                                                                          =======            ========

         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
   (Amounts in thousands)                                                             2000               1999

                                                                                     JUNE 30          DECEMBER 31
                                                                                     -------          -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES
         Notes payable                                                                      2,148               4,038
         Accounts payable                                                                   1,259               2,283
         Accrued expenses                                                                   5,710               5,777
         Department of Justice Settlement                                                     300                 300
                                                                                         --------            --------

                    Total current liabilities                                               9,417              12,398

    CONVERTIBLE DEBENTURES, NET                                                            42,855              41,096
    DEPARTMENT OF JUSTICE SETTLEMENT                                                        1,200               1,375
    NOTES PAYABLE, LONG TERM                                                                9,000                   -

    STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - $.01 par value; authorized 80,000,000 shares; issued
           14,905,367 shares at June 30,2000 and 14,829,511 shares at
           December 31, 1999                                                                  149                 148

         Additional paid-in capital                                                        36,041              35,751

         Accumulated deficit                                                             (80,421)            (77,284)
                                                                                         --------            --------
                                                                                         (44,231)            (41,385)
               Less: Treasury stock - at cost -(439,603 shares at June 30,
               2000 and December 31, 1999)                                                  (989)               (989)
                                                                                            -----               -----
                    Total stockholders' equity (deficit)                                 (45,220)            (42,374)
                                                                                         --------            --------

                                                                                         $ 17,252           $  12,495
                                                                                         ========           =========

         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
Amounts in thousands except per share data
                                                                                       June 30
                                                                                       -------
                                                             For the six months ended            For the three months ended
                                                             ------------------------            --------------------------
                                                             2000             1999               2000                1999
                                                             ----             ----               ----                ----
Product sales..................................           $     7,217      $     5,791        $       4,066       $     2,567
Product development revenues...................                 5,000               --                5,000                --
                                                                -----           ------                -----             -----
     Net product revenues......................                12,217            5,791                9,066             2,567

Cost of manufacturing..........................                 8,792            7,424                5,077             3,776
Research & development.........................                   670              355                  277               179
Selling, general and administrative expenses...                 3,200            3,524                1,572             1,703
                                                                -----            -----                -----           -------

   Income (Loss) from operations                                (445)          (5,512)                2,140           (3,091)

Amortization of deferred debt discount and
   Private offering costs .....................               (1,222)            (463)                (616)             (256)
Interest expense, net .........................               (1,894)          (1,365)                (993)             (714)
Other income (expense).........................                   128               54                  118                51
                                                                -----         --------                -----           -------

    Income (Loss) before income taxes..........               (3,433)          (7,286)                  649           (4,010)
                                                              -------          -------                  ---           -------

Income tax benefit ............................                   296               --                  296                --
                                                                -----        ---------             --------      ------------

    Net Income (Loss)..........................          ($    3,137)     ($    7,286)        $         945      ($    4,010)
                                                         ============     ============        =============      ============

Net Income (Loss) per share (basic and
diluted)  ...................................                  (0.22)           (0.51)                  .07            (0.28)
                                                               ======           ======                  ===            ======

Average number of outstanding shares                       14,445,463       14,276,064           14,463,050        14,294,070
                                                         ============     ============        =============      ============


The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
Amounts in thousands                                                                                  SIX MONTHS ENDED

                                                                                                               JUNE 30
                                                                                                               -------
                                                                                                      2000                1999
                                                                                                      ----                ----
Cash flows from operating activities

 Net loss ......................................................                                  ($3,137)            ($7,286)

Adjustments to reconcile net loss to net cash used in
operating activities
     Depreciation and amortization .............................                                       348                 657
     Deferred debt discount and private offering costs..........                                     1,222
     Gain on sale of equipment..................................                                     (123)                  --
     Issuance of common stock for payment of interest and
          Payable...............................................                                       155                 427
     Issuance of convertible subordinated debentures............                                       841               9,247

     (Increase) decrease in operating assets and liabilities

        Accounts receivable ....................................                                   (1,281)               (219)
        Other receivable   .....................................                                     (117)                (28)
        Inventories ............................................                                        52               1,603
        Prepaid insurance and other current assets .............                                     (166)                (26)
        Other assets                                                                                 (555)                  --
        Accounts payable .......................................                                   (1,024)               (654)
        Accrued expenses  ......................................                                        71               (585)
                                                                                                     -----              ------

        Total adjustments ......................................                                     (577)              10,422
                                                                                                     -----              ------

           Net cash (used in) provided by  operating activities .                                  (3,714)               3,136
                                                                                                   -------               -----

 Cash flows from investing activities

     Capital expenditures ......................................                                     (287)               (119)
     Proceeds from the sale of equipment .......................                                       123                  --
     (Decrease) in other assets.................................                                        --               (204)
                                                                                                      ----               -----

        Net cash used in investing activities ..................                                     (164)               (323)
                                                                                                     -----               -----

Cash flows from financing activities

     Increase (decrease) in notes payable ......................                                     7,110                (54)
     Payments to Department of Justice  ........................                                     (175)               (150)
                                                                                                     -----              ------


        Net cash provided by (used in) financing activities ....                                     6,935               (204)
                                                                                                     -----               -----

     Net increase in cash and cash equivalents..................                                     3,057               2,609

Cash and cash equivalents at beginning of period ...............                                       786               1,850
                                                                                                     -----              ------


Cash and cash equivalents at end of period .....................                                    $3,843              $4,459
                                                                                                    ======              ======

Supplemental disclosure of noncash activities

For the 6 months ended June 30, 2000:

The Company issued 55,022 shares of common stock as payment for $139,613 in accrued interest.

The Company issued 12,000 shares of common stock as payment for $15,000 in trade payables.

The Company issued $840,846 debentures as payment for like amount of accrued debenture interest.

The accompanying notes are an integral part of these statements

 HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                         Six months ended June 30, 2000

Amounts in thousands except per share data

                                                     (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                   Common Stock, $.01 par value            Additional     Accumulated
                                                   ----------------------------              Paid-in
                                                     Shares              Amount              Capital          Deficit
                                                     ------              ------            ---------          -------
Balance January 1, 2000                           14,829,511                $148               $35,751       ($ 77,284)

Net Loss for the six months
ended June 30, 2000                                                                                             (3,137)

Issuance of shares as payment
of interest                                           55,022                   1                   138

Issuance of common stock -
   Conversion of debentures                            8,834                  --                    12

Deferred debt discount on
warrants and private issuance costs                                                                125

Issuance of shares as payment of trade
payables                                              12,000                  --                    15
                                                  ----------              ------             ---------      -----------

Balance at June 30, 2000                          14,905,367                $149               $36,041      ($  80,421)
                                                  ==========              ======             =========      ===========

                                                   Treasury stock, at cost
                                                   -----------------------
                                                   Shares           Amount          Total
                                                   ------           ------          -----
Balance January 1, 2000                              439,603        ($  989)      ($ 42,374)

Net Loss for the six months ended June
30, 2000                                                                             (3,137)

Issuance of shares as payment of
interest                                                                                 139

Issuance of common stock -
   Conversion of debentures                                                               12

Deferred debt discount on
warrants and private issuance costs                                                      125

Issuance of shares as payment
of trade payables                                                                         15
                                                  ----------        --------      ----------

Balance at June 30, 2000                             439,603        ($  989)      ($ 45,220)
                                                  ==========        ========      ==========


The accompanying notes are an integral part of this statement

 HALSEY DRUG CO., INC. AND SUBSIDIARIESNOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 2000 have been made. The results of operations for the six months period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         As of June 30, 2000, the Company had working capital of approximately $2,368,000 and an accumulated deficit of approximately $80,421,000. The Company incurred a loss of approximately $3,137,000 during the six months ended June 30, 2000.

Note 2 -  Inventories

                             (Amounts in thousands)

     Inventories consists of the following:

                                       June 30, 2000          December 31, 1999
                                       -------------          -----------------
          Finished Goods                  $   384                 $   725
          Work in Process                     891                     720
          Raw Materials                     2,174                   2,057
                                          -------                 -------
                                          $ 3,449                 $ 3,502
                                          =======                 =======

Note 3 - Convertible Subordinated Debentures

Convertible Subordinated Debentures consist of the following:

                                        June 30, 2000         December 31, 1999
                                        -------------         -----------------
     Debentures -  5.0%                   $ 45,443               $ 44,601
     Debentures - 10.0%                      2,500                  2,500
                                           --------               --------
                                            47,943                 47,101

     Less unamortized debt discount         (5,088)                (6,005)
                                           --------               --------
                                          $ 42,855               $ 41,096
                                           ========               ========

Note 4 - Notes Payable

Notes payable consist of the following:

                                        June 30, 2000         December 31, 1999
                                        -------------         -----------------
     Unsecured promissory demand notes    $  2,148                  $ 2,529
     Bridge loans                               --                    1,509
                                           -------                  -------
                                          $  2,148                  $ 4,038
                                          ========                 ========

As of June 30, 2000, Watson Pharmaceuticals, Inc. had advanced $9,000,000 to the Company under a term loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003.

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

HALSEY DRUG CO.,INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------------------------
                                                          Six months ended June 30
                                                                                 Percentage
                                                                                   Change
                                                                                Year-to-Year
                                                                                  Increase
                                                                                ------------
                                                     Percentage of Net Sales     (decrease)
                                                     -----------------------     ----------
                                                                                        2000 as
                                                                                        -------
                                                                                    compared to
                                                                                    -----------
                                                        2000            1999               1999
                                                        ----            ----               ----
Product Sales...................................        59.1           100.0               24.6
Product Development Revenues....................        40.9              --                N/A
                                                        ----           -----              -----
   Net Product Revenues.........................       100.0           100.0              111.0

Cost of Manufacturing...........................        72.0           128.2               18.4
Research & development..........................         5.5             6.1               88.7
Selling, general and administrative expenses ...        26.2            60.9              (9.2)
                                                        ----            ----              -----
   Income (Loss) from operations................       (3.7)          (95.2)             (91.9)
Amortization of deferred debt discount and
   private offering costs.......................         9.0             8.0              137.1
Interest expense, net...........................        16.5            23.6               47.8
Other (income) .................................       (1.0)            (.9)              137.0
                                                       -----            ----              -----

    Income (Loss) before income taxes ..........      (28.2)         (125.8)             (52.9)
                                                      ------         -------             ------

Income tax benefit .............................       (2.4)              --                 --
                                                       -----         -------             ------

Net Income (Loss)...............................      (25.8)         (125.8)             (56.9)
                                                      ======         =======             ======

                                                            Three months ended June 30
                                                                                         Percentage
                                                                                        Change Year
                                                                                          to-Year
                                                                                         Increase
                                                                                        -----------
                                                     Percentage of Net Sales             (decrease)
                                                     -----------------------             ----------
                                                                                               2000 as
                                                                                               -------
                                                                                           compared to
                                                                                           -----------
                                                            2000                1999              1999
                                                            ----                ----              ----
Product Sales...................................            44.8               100.0              58.4
Product Development Revenues....................            55.2                  --               N/A
                                                            ----               -----             -----
   Net Product Revenues.........................           100.0               100.0             253.2

Cost of Manufacturing...........................            56.0               147.1              34.5
Research & development..........................             3.1                 7.0              54.7
Selling, general and administrative expenses ...            17.3                66.3             (7.7)
                                                            ----                ----             -----
   Income (Loss) from operations................            23.6             (120.4)           (169.2)

Amortization of deferred debt discount and
   private offering costs.......................             5.4                10.0              92.0
Interest expense, net...........................            12.3                27.8              56.4
Other (income) .................................           (1.3)               (2.2)             107.0
                                                           -----               -----             -----

    Income (Loss) before income taxes ..........             7.2             (156.0)           (116.2)
                                                             ---             -------           -------

Income tax benefit .............................           (3.3)                  --                --
                                                           -----             -------

Net Income (Loss)...............................            10.5             (156.0)           (123.6)
                                                            ====             =======           =======

--------------------------------------------------------------------------------
Six months ended June 30, 2000 vs six months ended June 30, 1999
--------------------------------------------------------------------------------

Net Product Revenues

         The Company's net product revenues for the six months ended June 30, 2000 of $12,217,000 represents an increase of $6,426,000 (111.0%) as compared to net product revenues for the six months ended June 30, 1999 of $5,791,000. This increase is primarily a result of the recognition of $5,000,000 of product development revenues associated with the sale of certain product rights to Watson Pharmaceuticals, Inc. On an ongoing basis, the Company expects to generate revenues from the development and manufacture of both finished dosage and active pharmaceutical ingredients ("API's"), and then partnering with others for the marketing and distribution of these products.

Cost of Manufacturing

         For the six months ended June 30, 2000, cost of manufacturing increased $1,368,000 to $8,792,000 as compared to the six months ended June 30, 1999 of $7,424,000. This is primarily attributable to the addition of manufacturing overhead costs from the March, 1999 acquisition of the Congers manufacturing facility as well as the additional costs associated with increased sales.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of sales for the six months ended June 30, 2000 and 1999 were 26.2% and 60.9%, respectively. Overall these expenses in the first six months of 2000 decreased $324,000 over the same period in 1999. The decrease is primarily attributable to the decreased costs of litigation and professional services ($218,000) and wages and benefits ($106,000).

Research and Development Expenses

         Research and development expenses as a percentage of sales for the six months ended June 30, 2000 and 1999 were 5.5% and 6.1%, respectively. The Company's research and development program is concentrating its efforts in three areas.

First, the Company is continuing development efforts relating to certain API's. The Company currently manufactures two API's and has seven others under development.

Second, the Company is proceeding with the development of products, apart from those obtained from Barr Laboratories, for submission to the FDA. The Company expects to file an additional three ANDAs with the FDA within the next twelve months.

Third, the Company is performing the necessary regulatory steps to effect the transfer of the products obtained from Barr Laboratories in April, 1999 to the Company. The Company expects to have completed the process for one of these products by the end of 2000 with an additional six products expected to be submitted to the FDA for approval in 2001.

Net Income (Loss)

         For the six months ended June 30, 2000, the Company had net loss of $3,137,000 as compared to a net loss of $7,286,000 for the six months ended June 30, 1999. Included in the results for the six months ended June 30, 2000 was interest expense of $1,894,000 and amortization of deferred debt discount and private offering costs of $1,222,000 as compared to $1,365,000 and $463,000, respectively, for the year earlier period. Also, included in results for the six months ended June 30, 2000 was a tax benefit of $296,000 from the settlement of a income tax refund claim originally submitted in 1996. Additionally, the Company recorded a gain on the sale of equipment of $128,000 in 2000 compared to a gain of $54,000 in 1999.

--------------------------------------------------------------------------------
Three months ended June 30, 2000 vs Three months ended June 30, 1999
--------------------------------------------------------------------------------

Net Product Revenues

         The Company's net product revenues for the three months ended June 30, 2000 of $9,066,000 represents a increase of $6,499,000 (253.2%) as compared to net product revenues for the three months ended June 30, 1999 of $2,567,000. This increase is primarily a result of the recognition of $5,000,000 of product development revenues associated with the sale of certain product rights to Watson Pharmaceuticals, Inc. On an ongoing basis, the Company expects to generate revenues from the development and manufacture of both finished dosage and active pharmaceutical ingredients ("API's"), and then partnering with others for the marketing and distribution of these products.

Cost of Manufacturing

         For the three months ended June 30, 2000, cost of manufacturing increased by approximately $1,301,000 as compared to the three months ended June 30, 1999. The increase for 2000 is attributable to additional costs associated with increased sales.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of sales for the three months ended June 30, 2000 and 1999 were 17.3% and 66.3%, respectively. The decrease of $131,000 is due primarily to decreased costs of litigation and professional services ($174,000) and wages and benefits ($97,000) offset against higher general administration costs of $140,000.

Research and Development Expenses

         Research and development expenses as a percentage of sales for the three months ended June 30, 2000 and 1999 was 3.1% and 7.0%, respectively. The Company's research and development program is concentrating its efforts in three areas.

First, the Company is continuing development efforts relating to certain API's. The Company currently manufactures two API's and has seven others under development.

Second, the Company is proceeding with the development of products, apart from those obtained from Barr Laboratories, for submission to the FDA. The Company expects to file an additional three ANDA with the FDA within the next twelve months.

Third, the Company is performing the necessary regulatory steps to effect the transfer of the products obtained from Barr Laboratories in April, 1999 to the Company. The Company expects to have completed the process for one of these products by the end of 2000 with an additional six products expected to be submitted to the FDA for approval in 2001.

Net Income (Loss)

         For the three months ended June 30, 2000, the Company had a net income of $945,000 as compared to a net loss of $4,010,000 for the three months ended June 30, 1999. Included in the results for the three months ended June 30, 2000 was interest expense of $993,000 and amortization of deferred debt discount and private offering costs of $616,000 as compared to $714,000 and $256,000, respectively, for the year earlier period. Also, included in results for the three months ended June 30, 2000 was a tax benefit of $296,000 from the settlement of a income tax refund claim originally submitted in 1996. Additionally, the Company recorded a gain on the sale of equipment of $118,000 in 2000 compared to a gain of $51,000 in 1999.

Liquidity and Capital Resources

         At June 30, 2000, the Company had cash and cash equivalents of $3,843,000 as compared to $786,000 at December 31, 1999. The Company had working capital at June 30, 2000 of $2,368,000 as compared to a working capital deficiency of $5,181,000 at December 31, 1999.

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

         The product acquisition portion of the transactions with Watson provided for Halsey's sale of a pending ANDA and related rights (the "Product") to Watson for aggregate consideration of $13,500,000 (the "Product Acquisition Agreement"). As part of the execution of the Product Acquisition Agreement, the Company and Watson executed ten year supply agreements covering the active pharmaceutical ingredient ("API") and finished dosage form of the Product pursuant to which Halsey, at Watson's discretion, will manufacture and supply Watson's requirements for the Product API and, where the Product API is sourced from the Company, finish dosage forms of the Product. The purchase price for the Product is payable in three approximately equal installments as certain milestones are achieved. The first of those milestones is the receipt of FDA approval to manufacture the Product. On April 28, 2000 the Company received this approval and Watson paid the first milestone payment of $5,000,000 to the Company.

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

         The Company and Watson also completed a manufacturing and supply agreement providing for Watson's marketing and sale of the Company's existing core products portfolio (the "Core Products Supply Agreement"). The Core Products Supply Agreement obligates Watson to purchase a minimum amount of approximately $18,363,000 (the "Minimum Purchase Agreement") in core products from the Company, in equal quarterly installments over a period of 18 months (the "Minimum Purchase Period"). At the expiration of the Minimum Purchase Period if Watson does not continue to satisfy the Minimum Purchase Amount, the Company may market and sell the core products on its own or through a third party. Pending the Company's development and receipt of regulatory approval for its APIs and finished dosage products currently under development, including, without limitation, the Product sold to Watson, and the marketing and sale of same, of which there can be no assurance, substantially all the Company's revenues will be derived from the Core Products Supply Agreement with Watson and the purchase price installments relating to the Product purchased by Watson as described above.

         The final component of the Company's strategic alliance with Watson provided for Watson's extension of a $17,500,000 term loan to the Company. The loan will be funded in installments upon the Company's request for advances and the provision to Watson of a supporting use of proceeds relating to each such advance. As of June 30, 2000, Watson had advanced $9,000,000 to the Company under the Watson term loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003. At June 30, 2000, a portion of the net proceeds of the Watson term loan were used to satisfy in full the approximately $3,300,000 in bridge financing provided by Galen Partners, to satisfy payment obligations under the Settlement Agreement with the landlord of its Brooklyn, New York facility and for working capital. The remaining net proceeds from the term loan will, in large part, be used to upgrade and equip the API manufacturing facility of Houba, Inc., the Company's wholly-owned subsidiary, to upgrade and equip the Company's Congers, New York leased facility and for working capital to fund continued operations.

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

PART II  OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2000, the Company issued an aggregate of 26,142 shares of Common Stock and 5% Convertible Senior Secured Debenture in the principal amount of $481,004 in satisfaction of accrued interest on the Company's outstanding 5% convertible senior secured debentures issued in March and June 1998, and May and July 1999 (the "Convertible Debentures").

         Each of the holders of the Convertible Debentures for which interest payments were made in Common Stock and 5% Convertible Senior Secured Debentures are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The Common Stock and 5% Convertible Senior Secured Debentures issued in satisfaction of the interest payments under the Convertible Debentures were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 2000 Annual Meeting of Shareholders was held on Thursday, June 29, 2000 for the following purposes:

                  1. To elect nine directors to the Company's Board of Directors to hold office until the 2001 Annual Meeting of Shareholders ("Proposal 1"); and

                  2. To ratify the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending December 31, 2000 ("Proposal 2").

         The voting as to each Proposal was as follows:

         Proposal 1

         Name                       For                                Withheld
         ----                       ---                                --------
         William Skelly             33,348,174                         146,478
         Michael Reicher            33,363,874                         130,778
         Alan Smith, Ph.D.          33,365,674                         128,978
         William Sumner             33,367,674                         126,978
         Bruce Wesson               33,362,374                         132,278
         Srini Conjeevaram          33,362,374                         132,278
         Zubeen Shroff              33,362,374                         132,278
         Peter A. Clemens           33,367,474                         132,178
         Joel Liffmann              33,362,374                         132,278

         Proposal 2

         For                        Against                            Abstain
         ---                        -------                            -------
         33,471,946                 17,445                             5,261

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

Date:  August 9, 2000                              HALSEY DRUG CO., INC.


                                             By:   /s/ Michael K. Reicher
                                                --------------------------------
                                                   Michael K. Reicher
                                                   Chairman, President
                                                   and Chief Executive Officer



                                             By:   /s/ Peter A. Clemens
                                                --------------------------------
                                                   Peter A. Clemens
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