Form 10-Q
period 2000-09-30
HALSEY DRUG CO INC/NEW
filed 2000-11-13
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----          EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 2000

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

As of October 31, 2000 the registrant had 14,961,316 Shares of Common Stock, $.01 par value, outstanding.

                         HALSEY DRUG CO., & SUBSIDIARIES

                                      INDEX

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)                         Page #

               Condensed Consolidated Balance Sheets -                    3
               September 30, 2000 and December 31, 1999

               Condensed Consolidated Statements of                       5
               Operations - Three and nine months ended
               September 30, 2000 and September 30, 1999

               Consolidated Statements of Cash                            6
               Flows - Nine months ended September 30, 2000
               and September 30, 1999

               Consolidated Statements of Stockholders'                   7
               Equity - Nine months ended September 30, 2000

               Notes to Condensed Consolidated Financial                  8
               Statements

Item 2.        Management's Discussion and Analysis of Financial         10
               Condition and Results of Operations

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities                                     15
Item 6.        Exhibits and Reports on Form 8-K                          16
SIGNATURES                                                               17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                   (UNAUDITED)

          (Amounts in thousands)                                      2000                1999
                                                                  SEPTEMBER 30        DECEMBER 31
CURRENT ASSETS
        Cash and cash equivalents                                    $ 3,333            $    786

        Accounts Receivable - trade, net of
           Allowances for doubtful accounts of $171 and
           $425 at September 30, 2000 and
           December 31, 1999, respectively                             5,467               2,710

        Other receivables                                                 63                   6

        Inventories                                                    3,112               3,502

        Prepaid insurance and other current assets                       635                 213
                                                                     -------            --------

          Total current assets                                        12,610               7,217

PROPERTY PLANT & EQUIPMENT, NET                                        4,009               3,013

DEFERRED PRIVATE OFFERING COSTS                                        1,291               1,623

OTHER ASSETS AND DEPOSITS                                                622                 642
                                                                     -------            --------

                                                                     $18,532            $ 12,495
                                                                     =======            ========


         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                    (UNAUDITED)
   (Amounts in thousands)                                                               2000                1999
                                                                                    SEPTEMBER 30         DECEMBER 31
                                                                                    ------------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                                       2,004                4,038
     Accounts payable                                                                    2,371                2,283
     Accrued expenses                                                                    6,157                5,777
     Department of Justice Settlement                                                      300                  300
                                                                                      --------             --------

                Total current liabilities                                               10,832               12,398

CONVERTIBLE DEBENTURES, NET                                                             43,814               41,096
DEPARTMENT OF JUSTICE SETTLEMENT                                                         1,150                1,375
NOTES PAYABLE, LONG TERM                                                                12,000                   --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $.01 par value; authorized 80,000,000 shares; issued                      149                  148
           14,944,008 shares at September 30,2000 and 14,829,511 shares at December 31, 1999


     Additional paid-in capital                                                         36,121               35,751

     Accumulated deficit                                                               (84,545)             (77,284)
                                                                                      --------             --------
                                                                                       (48,275)             (41,385)

           Less: Treasury stock - at cost -(439,603 shares at September                   (989)                (989)
           30, 2000 and December 31, 1999)                                            --------             --------

                Total stockholders' equity (deficit)                                   (49,264)             (42,374)
                                                                                      --------             --------

                                                                                      $ 18,532             $ 12,495
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


         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


Amounts in thousands except per share data

                                                                                       September 30
                                                           ---------------------------------------------------------------------
                                                              For the nine months ended            For the three months ended
                                                           -------------------------------       -------------------------------
                                                               2000               1999               2000               1999
                                                           ------------       ------------       ------------       ------------
Product sales .........................................    $     11,903       $      8,259       $      4,686       $      2,468
Product development revenues ..........................           5,000                 --                 --                 --
                                                           ------------       ------------       ------------       ------------
     Net product revenues .............................          16,903              8,259              4,686              2,468

Cost of manufacturing .................................          13,965             11,210              5,173              3,786
Research & development ................................           1,243                685                573                330
Selling, general and administrative expenses ..........           4,614              5,545              1,414              2,021
                                                           ------------       ------------       ------------       ------------

   Income (Loss) from operations ......................          (2,919)            (9,181)            (2,474)            (3,669)

Amortization of deferred debt discount and
   Private offering costs .............................           1,834              1,144                612                479
Interest expense, net .................................           2,860              1,699                966                536
Other income (expense) ................................              56                 66                (72)                12
                                                           ------------       ------------       ------------       ------------


    Income (Loss) before income taxes .................          (7,557)           (11,958)            (4,124)            (4,672)
                                                           ------------       ------------       ------------       ------------

Income tax benefit ....................................             296                 --                 --                 --
                                                           ------------       ------------       ------------       ------------


    Net Income (Loss) .................................    ($     7,261)      ($    11,958)      ($     4,124)      ($     4,672)
                                                           ============       ============       ============       ============


Net Income (Loss) per share (basic and diluted) .......           (0.50)             (0.84)             (0.28)             (0.33)
                                                           ============       ============       ============       ============


Average number of outstanding shares                         14,469,121         14,304,301         14,503,985         14,359,855
                                                           ============       ============       ============       ============

The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Amounts in thousands                                           NINE MONTHS ENDED

                                                                                   SEPTEMBER 30
                                                                             ------------------------
                                                                               2000            1999
                                                                             --------        --------
Cash flows from operating activities
 Net loss ............................................................       ($ 7,261)       ($11,958)

Adjustments to reconcile net loss to net cash used in
operating activities
     Depreciation and amortization ...................................            558             970
     Provision for loss on accounts receivable .......................           (255)           (201)
     Amortization of deferred debt discount and private offering costs          1,835           1,143
     Gain on sale of equipment .......................................            (93)            (31)
     Issuance of Common Stock for payment of interest.................            196             565
     Issuance of Convertible Subordinated debentures for payment of
     Interest ........................................................          1,340             548
     (Increase) decrease in operating assets and liabilities
        Accounts receivable ..........................................         (2,502)           (199)
        Other receivable .............................................            (57)            (23)
        Inventories ..................................................            390           2,361
        Prepaid insurance and other current assets ...................           (421)            (35)
        Deferred private offering costs ..............................           (124)             --
        Other assets .................................................             20            (100)
        Accounts payable .............................................             88            (619)
        Accrued expenses .............................................            750            (536)
                                                                             --------        --------

        Total adjustments ............................................          1,725           3,843
                                                                             --------        --------


        Net cash used in operating activities ........................         (5,536)         (8,115)
                                                                             --------        --------

 Cash flows from investing activities

     Capital expenditures ............................................         (1,554)           (482)
     Proceeds from the sale of equipment .............................             93              31
     (Decrease) in other assets ......................................             --             100
                                                                             --------        --------

        Net cash used in investing activities ........................         (1,461)           (351)
                                                                             --------        --------


Cash flows from financing activities

     Increase (decrease) in notes payable ............................          9,769          (7,533)
     Payments to Department of Justice ...............................           (225)           (250)
     Issuance of convertible subordinated debentures, net ............             --          16,790
                                                                             --------        --------

        Net cash provided by financing activities ....................          9,544           9,007
                                                                             --------        --------

     Net increase in cash and cash equivalents .......................          2,547             541

Cash and cash equivalents at beginning of period .....................            786           1,850
                                                                             --------        --------


Cash and cash equivalents at end of period ...........................       $  3,333        $  2,391
                                                                             ========        ========

Supplemental disclosure of noncash activities

For the 9 months ended September 30, 2000:

The Company issued 72,330 shares of common stock as payment for $195,863 in accrued interest.

The Company issued 33,333 shares of common stock as payment for $39,000 in accounts payable.

The Company issued $1,340,000 debentures as payment for like amount of accrued debenture interest.



The accompanying notes are an integral part of these statements

 HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        Nine months ended September 30, 2000

Amounts in thousands except per share data

                                   (UNAUDITED)


                                       Common Stock, $.01 par value    Additional                   Treasury stock, at cost
                                       ----------------------------     Paid-in     Accumulated     -----------------------
                                         Shares             Amount      Capital       Deficit        Shares     Amount      Total
                                       ----------           ------     ----------   ------------    -------    -------    ---------
Balance at January 1, 2000             14,829,511           $  148      $35,751      ($  77,284)    439,603    ($  989)   ($ 42,374)

Net Loss for the nine months ended
September 30, 2000                                                                       (7,261)                             (7,261)

Issuance of common stock  -
   Conversion of debentures                 8,834               --           12                                                  12
   Payment of interest                     72,330                1          195                                                 196
   Payment of trade payables               33,333               --           38                                                  38

Deferred debt discount on
warrants and private issuance costs                                         125                                                 125
                                       ----------           ------      -------      ----------     -------    -------    ---------

Balance at September 30, 2000          14,944,008           $  149      $36,121      ($  84,545)    439,603    ($  989)   ($ 49,264)
                                       ==========           ======      =======      ==========     =======    =======    =========


The accompanying notes are an integral part of this statement

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

NOTE 1 - Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and changes in cash flows for the nine months ended September 30, 2000 have been made. The results of operations for the nine months period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         As of September 30, 2000, the Company had working capital of approximately $1,778,000 and an accumulated deficit of approximately $84,545,000. The Company incurred a loss of approximately $7,261,000 during the nine months ended September 30, 2000.

Note 2 -  Inventories
                             (Amounts in thousands)

     Inventories consists of the following:

                                     September 30, 2000       December 31, 1999
                                     ------------------       -----------------
          Finished Goods                  $   246                 $   725
          Work in Process                   1,104                     720
          Raw Materials                     1,762                   2,057
                                          -------                 -------
                                          $ 3,112                 $ 3,502
                                          =======                 =======

Note 3 - Convertible Subordinated Debentures

Convertible Subordinated Debentures consist of the following:

                                      September 30, 2000      December 31, 1999
                                      ------------------      -----------------
     Debentures -  5.0%                   $ 45,942               $ 44,601
     Debentures - 10.0%                      2,500                  2,500
                                          --------               --------
                                            48,442                 47,101

     Less unamortized debt discount         (4,628)                (6,005)
                                          --------               --------
                                          $ 43,814               $ 41,096
                                          ========               ========

Note 4 - Notes Payable

Notes payable consist of the following:

                                         September 30, 2000   December 31, 1999
                                         ------------------   -----------------
     Unsecured promissory demand notes       $  2,004             $ 2,529
     Bridge loans                                  --               1,509
                                             --------            --------
                                             $  2,004             $ 4,038
                                             ========            ========

As of September 30, 2000, Watson Pharmaceuticals, Inc. had advanced $12,000,000 to the Company under a term loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003.


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

HALSEY DRUG CO.,INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                     Nine months ended September 30           Three months ended September 30
                                                  --------------------------------------   ---------------------------------------
                                                                             Percentage                               Percentage
                                                                               Change                                   Change
                                                                            Year-to-Year                              Year-to-Year
                                                                               Increase                                 Increase
                                                                              (decrease)                               (decrease)
                                                  Percentage of Net Sales       2000 as    Percentage of Net Sales      2000 as
                                                  -----------------------    compared to   -----------------------    compared to
                                                   2000             1999        1999        2000             1999        1999
                                                  ------           ------   ------------   ------           ------    ------------
Product Sales ................................      70.4            100.0        44.1       100.0            100.0        89.9
Product Development Revenues .................      29.6               --         N/A          --               --         N/A
                                                  ------           ------      ------      ------           ------      ------
   Net Product Revenues ......................     100.0            100.0       104.7       100.0            100.0        89.9

Cost of Manufacturing ........................      82.6            135.7        24.6       110.4            153.4        36.6
Research & development .......................       7.4              8.3        81.5        12.2             13.4        73.6
Selling, general and administrative expenses .      27.3             67.1       (16.8)       30.2             81.9       (30.0)
                                                  ------           ------      ------      ------           ------      ------

   Income (Loss) from operations .............     (17.3)          (111.2)      (68.2)      (52.8)          (148.7)      (32.6)

Amortization of deferred debt discount and
   private offering costs ....................      10.9             13.9        60.3        13.1             19.4        27.8
Interest expense, net ........................      16.9             20.6        68.3        20.6             21.7        80.2
Other (income) ...............................       0.3              0.8       (15.2)       (1.5)             0.5      (700.0)
                                                  ------           ------      ------      ------           ------      ------

    Income (Loss) before income taxes ........     (44.7)          (144.8)      (36.8)      (88.0)          (189.3)      (11.7)
                                                  ------           ------      ------      ------           ------      ------

Income tax benefit ...........................       1.8               --          --          --               --          --
                                                                   ------      ------      ------           ------      ------


Net Income (Loss) ............................     (43.0)          (144.8)      (39.3)      (88.0)          (189.3)      (11.7)
                                                  ======           ======      ======      ======           ======      ======

Nine months ended September 30, 2000 vs nine months ended September 30, 1999

Net Product Revenues

         The Company's net product revenues for the nine months ended September 30, 2000 of $16,903,000 represents an increase of $8,644,000 (104.7%) as compared to net product revenues for the nine months ended September 30, 1999 of $8,259,000. This increase is primarily a result of both the recognition of $5,000,000 of product development revenues associated with the sale of certain product rights to Watson Pharmaceuticals, Inc. and the revenues from the Core Products Supply Agreement with Watson Pharmaceuticals, Inc. On an ongoing basis, the Company expects to generate revenues from the development and manufacture of both finished dosage and active pharmaceutical ingredients ("API's"), and then partnering with others for the marketing and distribution of these products.

Cost of Manufacturing

         For the nine months ended September 30, 2000, cost of manufacturing increased $2,755,000 to $13,965,000 as compared to the nine months ended September 30, 1999 of $11,210,000. This is primarily attributable to the addition of manufacturing overhead costs from the March, 1999 acquisition of the Congers manufacturing facility as well as the additional costs associated with increased sales.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of sales for the nine months ended September 30, 2000 and 1999 were 27.3% and 67.1%, respectively. Overall these expenses in the first nine months of 2000 decreased $931,000 over the same period in 1999. The decrease is primarily attributable to the decreased costs of litigation, professional services, and wages and benefits.

Research and Development Expenses

        Research and development expenses as a percentage of sales for the nine months ended September 30, 2000 and 1999 were 7.4% and 8.3%, respectively. The Company's research and development program is concentrating its efforts in three areas.

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

Net Income (Loss)

        For the nine months ended September 30, 2000, the Company had net loss of $7,261,000 as compared to a net loss of $11,958,000 for the nine months ended September 30, 1999. Included in the results for the nine months ended September 30, 2000 was interest expense of $2,860,000 and amortization of deferred debt discount and private offering costs of $1,834,000 as compared to $1,699,000 and $1,143,000, respectively, for the year earlier period. Also, included in results for the nine months ended September 30, 2000 was a tax benefit of $296,000 from the settlement of a income tax refund claim originally submitted in 1996. Additionally, the Company recorded a gain on the sale of equipment of $93,000 in 2000 compared to a gain of $31,000 in 1999.

Three months ended September 30, 2000 vs Three months ended September 30, 1999

Net Product Revenues

         The Company's net product revenues for the three months ended September 30, 2000 of $4,686,000 represents a increase of $2,218,000 (89.9%) as compared to net product revenues for the three months ended September 30, 1999 of $2,468,000. This increase is primarily a result of the recognition of revenues from the Core Products Supply Agreement with Watson Pharmaceuticals, Inc. On an ongoing basis, the Company expects to generate revenues from the development and manufacture of both finished dosage and active pharmaceutical ingredients ("API's"), and then partnering with others for the marketing and distribution of these products.

Cost of Manufacturing

         For the three months ended September 30, 2000, cost of manufacturing increased by approximately $1,387,000 as compared to the three months ended September 30, 1999. The increase for 2000 is attributable to additional costs associated with increased sales.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 2000 and 1999 were 30.2% and 81.9%, respectively. The decrease of $607,000 is due primarily to decreased costs of litigation and professional services, and wages and benefits.

Research and Development Expenses

         Research and development expenses as a percentage of sales for the three months ended September 30, 2000 and 1999 was 12.2% and 13.4%, respectively. The Company's research and development program is concentrating its efforts in three areas.

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


Net Income (Loss)

        For the three months ended September 30, 2000, the Company had a net loss of $4,124,000 as compared to a net loss of $4,672,000 for the three months ended September 30, 1999. Included in the results for the three months ended September 30, 2000 was interest expense of $966,000 and amortization of deferred debt discount and private offering costs of $612,000 as compared to $536,000 and $479,000, respectively, for the year earlier period.

Liquidity and Capital Resources

         At September 30, 2000, the Company had cash and cash equivalents of $3,333,000 as compared to $786,000 at December 31, 1999. The Company had working capital at September 30, 2000 of $1,778,000 as compared to a working capital deficiency of $5,181,000 at December 31, 1999.

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

         The final component of the Company's strategic alliance with Watson provided for Watson's extension of a $17,500,000 term loan to the Company. The loan will be funded in installments upon the Company's request for advances and the provision to Watson of a supporting use of proceeds relating to each such advance. As of September 30, 2000, Watson had advanced $12,000,000 to the Company under the Watson term loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003. At September 30, 2000, a portion of the net proceeds of the Watson term loan were used to satisfy in full the approximately $3,300,000 in bridge financing provided by Galen Partners, to satisfy payment obligations under the Settlement Agreement with the landlord of its Brooklyn, New York facility, to begin upgrades and equip the Company's Congers, New York facility, to begin upgrades and equip the API manufacturing facility of Houba, Inc., the Company's wholly-owned subsidiary and for working capital. The remaining net proceeds from the term loan will, in large part, be used to continue the upgrades and equipment at both the API manufacturing facility of Houba, Inc. and the Company's Congers, New York facility, and for working capital to fund continued operations.

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

PART II  OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 2000, the Company issued an aggregate of 17,308 shares of Common Stock and 5% Convertible Senior Secured Debenture in the principal amount of $499,388 in satisfaction of accrued interest on the Company's outstanding 5% convertible senior secured debentures issued in March and June 1998, and May and July 1999 (the "Convertible Debentures"). The Company also issued 21,333 shares of Common Stock in satisfaction of $24,000 in trade payables.

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

(b) Reports on Form 8-K. A Form 8-K was filed on August 30, 2000, which stated that on August 29, 2000 the Company was informed by the Adjudicatory Counsel American Stock Exchange ("Amex") that the Amex had determined to delist the Common Stock of the Company from trading on the Amex as it did not meet the Amex's criteria for continued listing. The last day of trading of the Company's Common Stock on the Amex was September 7, 2000. The Company's Common Stock is currently traded on the Over the Counter Bulletin Board under the symbol "HDGC".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 10, 2000                   HALSEY DRUG CO., INC.


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