Form 10-Q
period 2001-06-30
HALSEY DRUG CO INC/NEW
filed 2001-08-14
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2001

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

YES   X        NO
    -----         -----

As of July 31, 2001 the registrant had 15,013,240 Shares of Common Stock, $.01 par value, outstanding.

                         HALSEY DRUG CO., & SUBSIDIARIES
                         -------------------------------

                                      INDEX
                                      -----

       PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements (Unaudited)                         Page #

               Condensed Consolidated Balance Sheets-                       3
               June 30, 2001 and December 31, 2000

               Condensed Consolidated Statements of                         5
               Operations - Three and six months ended June 30, 2001
               and June 30, 2000

               Consolidated Statements of Cash                              6
               Flows - Six months ended June 30, 2001
               and June 30, 2000

               Consolidated Statements of Stockholders'                     7
               Equity - Six months ended June 30, 2001

               Notes to Condensed Consolidated Financial                    8
               Statements

      Item 2.  Management's Discussion and Analysis of Financial           10
               Condition and Results of Operations

      PART II. OTHER INFORMATION

      Item 2. Changes in Securities                                        15
      Item 4. Submission of Matters to a Vote of Security Holders          15
      Item 6. Exhibits and Reports on Form 8-K                             16
      SIGNATURES                                                           17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         (UNAUDITED)
          (Amounts in thousands)                                           2001                2000

                                                                          JUNE 30          DECEMBER 31
                                                                          -------          -----------
CURRENT ASSETS

        Cash and cash equivalents                                          $   975              $   697

        Accounts Receivable - trade, net of allowances
           for doubtful accounts of $198 and $315
           at June 30, 2001 and
           December 31, 2000, respectively                                     414                3,487

        Other receivables                                                        8                  645

        Inventories                                                          2,409                2,769

        Prepaid expenses and other current assets                              217                  545
                                                                           -------              -------

          Total current assets                                               4,023                8,143

PROPERTY PLANT & EQUIPMENT, NET                                              5,427                5,332

DEFERRED PRIVATE OFFERING COSTS                                                895                1,138

OTHER ASSETS AND DEPOSITS                                                      854                  596
                                                                           -------              -------

                                                                           $11,199              $15,209
                                                                           =======              =======


         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                            (UNAUDITED)
   (Amounts in thousands)                                       2001                2000

                                                               JUNE 30          DECEMBER 31
                                                               -------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                    92              1,844
     Accounts payable                                              1,864              2,671
     Accrued expenses                                              5,311              5,889
     Convertible Subordinated Debentures                           2,500              2,500
     Department of Justice Settlement                                300                300
                                                                --------           --------

                Total current liabilities                         10,067             13,204

CONVERTIBLE SENIOR SECURED DEBENTURES, NET                        44,228             42,279

TERM NOTE PAYABLE                                                 14,000             12,000

DEPARTMENT OF JUSTICE SETTLEMENT                                     925              1,075

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.01 par value; authorized 80,000,000                 150                149
  shares; issued 14,995,932 shares at June 30,2001 and
  14,961,316 shares at December 31, 2000


     Additional paid-in capital                                   35,470             35,440

     Accumulated deficit                                         (93,641)           (88,938)
                                                                --------           --------
                                                                 (58,021)           (53,349)
                                                                --------           --------


                                                                $ 11,199           $ 15,209
                                                                ========           ========


         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


Amounts in thousands except per share data

                                                                                           June 30
                                                                 For the six months ended              For the three months ended
                                                                 ------------------------              --------------------------
                                                                  2001               2000              2001               2000
                                                              ------------       ------------       ------------       ------------
Product sales ..........................................      $      4,928       $      7,217       $      1,962       $      4,066
Product development revenues ...........................             5,000              5,000                 --              5,000
                                                              ------------       ------------       ------------       ------------
     Net product revenues ..............................             9,928             12,217              1,962              9,066

Cost of manufacturing ..................................             7,847              8,792              3,278              5,077
Research & development .................................               620                670                314                277
Selling, general and administrative expenses ...........             3,011              3,200              1,350              1,572
                                                              ------------       ------------       ------------       ------------

   Income (loss) from operations .......................            (1,550)              (445)            (2,980)             2,140

Amortization of deferred debt discount and
   private offering costs ..............................            (1,161)            (1,222)              (580)              (616)
Interest expense, net ..................................            (1,965)            (1,894)            (1,019)              (993)
Other income (expense) .................................               (22)               128                (12)               118
                                                              ------------       ------------       ------------       ------------


    Income (loss) before income taxes ..................            (4,698)            (3,433)            (4,591)               649
                                                              ------------       ------------       ------------       ------------

Income tax (expense) benefit ...........................                (5)               296                 (5)               296
                                                              ------------       ------------       ------------       ------------


    Net income (loss) ..................................           $(4,703)           $(3,137)           $(4,596)      $        945
                                                              ============       ============       ============       ============


Net income (loss) per share (basic and
diluted) ...............................................      $      (0.31)      $      (0.22)      $      (0.30)      $       0.07
                                                              ============       ============       ============       ============


Average number of outstanding shares ...................        14,987,326         14,445,463         14,995,742         14,463,050
                                                              ============       ============       ============       ============





        The accompanying notes are an integral part of these statements

                        HALSEY DRUG CO., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


Amounts in thousands                                                             SIX MONTHS ENDED
                                                                                       JUNE 30

                                                                              2001                2000
                                                                              ----                ----
Cash flows from operating activities

 Net loss .........................................................          $(4,703)           $(3,137)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

     Depreciation and amortization ................................              509               348
     Amortization of deferred debt discount and deferred
        private offering costs ....................................            1,162             1,222
     Provision for losses on accounts receivable ..................             (117)             (272)
     Gain on sale of assets .......................................             --                (123)
     Stock issued for trade payables ..............................             --                  15
     Debentures and stock issued for interest expense .............            1,061               981
     Changes in assets and liabilities
        Accounts receivable .......................................            3,190            (1,003)
        Other receivable ..........................................              637              (123)
        Inventories ...............................................              360                52
        Prepaid expenses and other current assets .................              328              (166)
        Other assets and deposits .................................             (250)             (555)
        Accounts payable ..........................................             (807)           (1,024)
        Accrued expenses ..........................................             (578)               71
                                                                             -------           -------

        Total adjustments .........................................            5,495              (577)
                                                                             -------           -------

           Net cash provided by (used in) operating activities ....              792            (3,714)
                                                                             -------           -------

 Cash flows from investing activities

     Capital expenditures .........................................             (586)             (287)
     Net proceeds from the sale of assets .........................             --                 123
     Investment in joint venture ..................................              (26)             --
                                                                             -------           -------

        Net cash used in investing activities .....................             (612)             (164)
                                                                             -------           -------

Cash flows from financing activities

     Proceeds from issuance of term notes payable .................            2,000             9,000
     Payments to Department of Justice ............................             (150)             (175)
     Payments on notes payable ....................................           (1,752)           (1,890)

        Net cash provided by financing activities .................               98             6,935
                                                                             -------           -------

     NET INCREASE IN CASH AND CASH EQUIVALENTS ....................              278             3,057

Cash and cash equivalents at beginning of period ..................              697               786
                                                                             -------           -------


Cash and cash equivalents at end of period ........................          $   975           $ 3,843
                                                                             =======           =======



Supplemental disclosures of noncash investing and financing activities:
For the 6 months ended June 30, 2001

1. The Company issued 34,616 shares of common stock as payment for $30,289 in debenture accrued interest.

2. The Company issued $1,029,695 of debentures as payment for like amounts of debenture accrued interest.


The accompanying notes are an integral part of these statements

 HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                         SIX MONTHS ENDED JUNE 30, 2001

AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA

                                   (UNAUDITED)

                                               Common Stock, $.01 par value
                                               ----------------------------     Additional          Accumulated
                                                                                 Paid-in
                                          Shares               Amount             Capital             Deficit              Total
                                          ------               ------            ---------            -------              -----
Balance January 1, 2001                 14,961,316          $      149          $   35,440          $(88,938)            $(53,349)


Net Loss for the six months                      `                   `                   `            (4,703)              (4,703)
ended June 30, 2001

Issuance of shares as payment
of interest                                 34,616                   1                  30                 `                   31
                                        ----------          ----------          ----------          ---------            ---------

Balance at June 30, 2001                14,995,932          $      150          $   35,470          $(93,641)            $(58,021)
                                        ==========          ==========          ==========          =========            =========





The accompanying notes are an integral part of this statement.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL

                                   STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 2001 have been made. The results of operations for the six months period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         As of June 30, 2001, the Company had working capital deficiency of approximately $6,044,000 and an accumulated deficit of approximately $93,641,000. The Company incurred a loss of approximately $4,703,000 during the six months ended June 30, 2001.

     Until such time as the Company successfully develops and commercializes new finished dosage products and active pharmaceutical ingredients, of which there can be no assurance, the Company will continue to incur operating losses and negative cash flow. The Company believes that the final payment under the Product Purchase Agreement of $3.5 million received on July 10, 2001 combined with the $3.5 million balance available under the Watson Term Loan will be sufficient to satisfy the Company's working capital requirements only for the next six (6) months.

     The Company's efforts to obtain the approval of the U.S. Drug Enforcement Administration ("DEA") for a registration to import raw materials for use in production, including contesting any resulting third-party opposition proceeding, and the continuing development of the Company's licensed technologies will continue through 2004. In order to fund continued operations, satisfy the Galen Bridge Loan and to fund the continued development of the Company's licensed technologies, which includes the completion of planned capital improvements to the Company's Culver, Indiana and Congers, NY facilities and the processing of the registrations and approvals required from the DEA (including funding the legal fees and related expenses in connection with any opposition proceeding relating to the Company's request for a raw material import registration)during the period from fiscal 2002 through and including fiscal 2004, the Company estimates that it will be required to obtain additional sources of financing or a third party equity investment of approximately $15.0 million. The Company is currently seeking additional funds through transactions related to its business lines as well as private financings. There can be no assurance, however, that such additional financing will be available to the Company on acceptable terms, if at all. Failure to obtain such financing or equity investment may require the Company (i) to delay or cease the continued development of its licensed technologies and the completion of planned capital expenditures, (ii) to obtain funds through arrangements with third parties on terms that may require the Company to relinquish rights to its licensed technologies which the Company would otherwise pursue on its own or that would dilute the Company's stockholders and/or (iii) to significantly scale back or terminate operations. An extended delay or a cessation of the Company's continuing development efforts relating to its licensed technologies or delays in obtaining required DEA approvals, will have a material adverse effect on the Company's financial condition and results of operations.

Note 2 - Inventories

                             (Amounts in thousands)

     Inventories consists of the following:

                                       June 30, 2001         December 31, 2000
                                       --------------         -----------------
          Finished Goods                  $   113                 $   225
          Work in Process                     711                   1,146
          Raw Materials                     1,585                   1,398
                                          -------                 -------
                                          $ 2,409                 $ 2,769
                                          =======                 =======

NOTE 3 - CONVERTIBLE DEBENTURES

CONVERTIBLE DEBENTURES CONSIST OF THE FOLLOWING:

                                          JUNE 30, 2001        DECEMBER 31, 2000
                                         --------------        -----------------
     Senior Secured Debentures - 5.0%       $ 47,477                $ 46,446
     Subordinated Debentures -  10.0%          2,500                   2,500
                                            --------                --------
     Less current maturity                    (2,500)                 (2,500)
                                            --------                --------
                                              47,477                  46,446

     Less unamortized debt discount           (3,249)                 (4,167)
                                            --------                --------
                                            $ 44,228                $ 42,279
                                            ========                ========

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following:

                                          JUNE 30, 2001        DECEMBER 31, 2000
                                         --------------        -----------------
     Unsecured promissory demand notes     $     92                 $  1,844
                                           ========                 ========


     Term note payable                     $ 14,000                 $ 12,000
                                           ========                 ========

As of June 30, 2001, Watson Pharmaceuticals, Inc. had advanced $14,000,000 to the Company under a term loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003.


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

\]HALSEY DRUG CO., INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
     ------------------------------------------------------------------------



                                              Six months ended June 30                     Three months ended June 30
                                                                          Percentage                                    Percentage
                                                                          Change Year-                                  Change Year-
                                                                          to-Year                                       to-Year
                                               Percentage of Net Sales    Increase           Percentage of Net Sales    Increase
                                               -----------------------    (decrease)        -----------------------     (decrease)
                                                                          ----------                                    ----------
                                                                        2001 as compared                                2001 as
                                                                        to  compared to                                 compared to


                                                2001        2000             2000            2001              2000            2000
                                                ----        ----             ----            ----              ----            ----

Product sales ...............................   49.6        59.1            (31.7)           100.0             44.8           (51.7)
Product development revenues ................   50.4        40.9                                               55.2          (100.0)
                                               -----       -----            -----            -----            -----           -----
   Net product revenues .....................  100.0       100.0            (18.7)           100.0            100.0           (78.4)

Cost of manufacturing .......................   79.0        72.0            (10.7)           167.1             56.0           (35.4)
Research & development ......................    6.2         5.5             (7.5)            16.0              3.1            13.4
Selling, general and administrative expenses    30.3        26.2             (5.9)            68.9             17.3           (14.1)
                                               -----       -----            -----            -----            -----           -----

   Income (loss) from operations ............  (15.6)       (3.6)           248.3           (151.9)            23.6          (239.3)

Amortization of deferred debt discount and
   private offering costs ...................   11.7        10.0             (5.0)            29.6              6.8            (5.8)
Interest expense, net .......................   19.8        15.5              3.7             51.9             11.0             2.6
Other income (expense) ......................   (0.2)        1.0           (117.2)            (0.6)             1.3          (110.2)
                                               -----       -----            -----            -----            -----           -----

    Income (loss) before income taxes .......  (47.3)      (28.1)            36.8           (234.0)             7.2          (807.6)
                                               -----       -----            -----            -----            -----           -----

Income tax (expense) benefit ................   (0.1)        2.4           (101.7)            (0.3)             3.3          (101.7)
                                               -----       -----            -----            -----            -----           -----


Net income (loss) ...........................  (47.4)      (25.7)            49.9           (234.3)            10.4          (586.5)
                                               =====       =====            =====            =====            =====           =====

SIX MONTHS ENDED JUNE 30, 2001 VS SIX MONTHS ENDED JUNE 30, 2000

NET PRODUCT REVENUES

     The Company's net product revenues for the six months ended June 30, 2001 of $9,928,000 represents a decrease of $2,289,000 (18.7%) as compared to net product revenues for the six months ended June 30, 2000 of $12,217,000. During both the six month periods ending June 30, 2001 and 2000, the Company recognized 5,000,000 of product development revenues associated with the sale of certain product rights to Watson Pharmaceuticals, Inc. The decrease in product sales was due to the inability of the Company to obtain certain raw materials during the six months ended June 30, 2001.
The Company believes that these raw materials will become available in the later half of the year. On an ongoing basis, the Company expects to generate revenues from the development and manufacture of both finished dosage and active pharmaceutical ingredients ("API's"), and then partnering with others for the marketing and distribution of these products.

COST OF MANUFACTURING

     For the six months ended June 30, 2001, cost of manufacturing decreased $945,000 to $7,847,000 as compared to the six months ended June 30, 2000 of $8,792,000. This decrease is primarily attributable to 1) reduced costs associated with decreased sales and 2) the elimination of manufacturing overhead expenses from the closure of the Company's Brooklyn, New York facility in March 2001

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percentage of sales for the six months ended June 30, 2001 and 2000 were 30.3% and 26.2%, respectively. Overall these expenses in the first six months of 2001 decreased $189,000 over the same period in 2000. The decrease is primarily attributable to the elimination of the Company's outside sales department during the second quarter of 2000.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses as a percentage of sales for the six months ended June 30, 2001 and 2000 were 6.2% and 5.5 %, respectively. The Company's research and development program is concentrating its efforts in three areas.

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

NET INCOME (LOSS)

     For the six months ended June 30, 2001, the Company had net loss of $4,703,000 as compared to a net loss of $3,137,000 for the six months ended June 30, 2000. Included in the results for the six months ended June 30, 2001 was interest expense of $1,965,000 and amortization of deferred debt discount and private offering costs of $1,161,000 as compared to $1,894,000 and $1,222,000, respectively, for the year earlier period. Included in results for the six months ended June 30, 2000 was a tax benefit of $296,000 from the settlement of a income tax refund claim originally submitted in 1996. Additionally, the Company recorded a gain on the sale of equipment of $128,000 in 2000.

THREE MONTHS ENDED JUNE 30, 2001 VS THREE MONTHS ENDED JUNE 30, 2000

NET PRODUCT REVENUES

     The Company's net product revenues for the three months ended June 30, 2001 of $1,962,000 represents a decrease of $7,104,000 (78.4%) as compared to net product revenues for the three months ended June 30, 2000 of $9,066,000. This decrease is primarily a result of the recognition of $5,000,000 in the three month period ended June 30, 2001 versus $5,000,000 in the three month period ended June 30, 2000 of product development revenues associated with the sale of certain product rights to Watson Pharmaceuticals, Inc. Additionally, product sales decreased because the Company was unable to obtain certain raw materials during the three months ending June 30, 2001. The Company believes that these raw materials will become available in the later part of the year. On an ongoing basis, the Company expects to generate revenues from the development and manufacture of both finished dosage and active pharmaceutical ingredients ("API's"), and then partnering with others for the marketing and distribution of these products.

COST OF MANUFACTURING

     For the three months ended June 30, 2001, cost of manufacturing decreased by approximately $1,799,000 as compared to the three months ended June 30, 2000. The decrease for 2001 is attributable to both reduced costs associated with decreased sales and the elimination of manufacturing overhead expenses from the closure of the Company's Brooklyn, New York facility in March 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percentage of sales for the three months ended June 30, 2001 and 2000 were 68.9% and 17.3%, respectively. The decrease of $221,000 is due primarily to elimination of the Company's outside sales department during the second quarter of 2000.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses as a percentage of sales for the three months ended June 30, 2001 and 2000 was 16.0% and 3.1%, respectively. The Company's research and development program is concentrating its efforts in three areas.

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

NET INCOME (LOSS)

     For the three months ended June 30, 2001, the Company had a net loss of $4,591,000 as compared to net income of $945,000 for the three months ended June 30, 2000. Included in the results for the three months ended June 30, 2001 was interest expense of $1,019,000 and amortization of deferred debt discount and private offering costs of $580,000 as compared to $993,000 and $616,000, respectively, for the year earlier period. Included in results for the three months ended June 30, 2000 was a tax benefit of $296,000 from the settlement of a income tax refund claim originally submitted in 1996. Additionally, the Company recorded a gain on the sale of equipment of $118,000 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had cash and cash equivalents of $975,000 as compared to $697,000 at December 31, 2000. The Company had working capital deficiency at June 30, 2001 of $6,044,000 as compared to a working capital deficiency of $5,061,000 at December 31, 2000.

     During the period from May 1997 through July 1997, the Company borrowed approximately $3 million from Mylan Laboratories, Inc. pursuant to five unsecured, demand promissory notes. The advances made by Mylan Laboratories, Inc. were part of a proposed investment by Mylan Laboratories, Inc. in the Company, including the proposed purchase of the Company's Culver, Indiana facility as well as partial tender offer for the Company's common stock. The Company used the proceeds of these borrowings for working capital. As of July 6, 2001, the entire indebtedness and any outstanding accrued interest has been satisfied in full in the form of product deliveries to Mylan.

     In addition to the other strategic alliance transactions with Watson Pharmaceuticals, Inc. ("Watson") completed on March 29, 2000, the Company and Watson executed a Loan Agreement providing for Watson's extension of a $17,500,000 term loan to the Company (the "Watson Term Loan"). The Watson Term Loan is funded in installments upon the Company's request for advances and the provision to Watson of a supporting use of proceeds relating to each such advance. As of August 6, 2001, $14 million had been advanced by Watson to the Company under the Watson Term Loan. The Watson Term Loan is secured by a first lien on all of the Company's assets, senior to the liens securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003. As of July 31, 2001, a portion of the net proceeds of the Watson Term Loan were used to satisfy in full bridge loans made by Galen Partners to the Company during 2000, to satisfy the Company's payment obligations under the Settlement Agreement with the landlord of its Brooklyn, New York facility, to fund capital improvements and for working capital. In addition, pursuant to the terms of the Product Purchase Agreement with Watson dated March 29, 2000 (the "Product Purchase Agreement"), on July 10, 2001 Watson remitted $3,500,000 to the Company representing the final installment for the doxycycline monohydrate product purchased by Watson from the Company. The proceeds of this installment as well as the remaining net proceeds of the Watson Term Loan will, in large part, be used to complete the upgrades to the API manufacturing facility of Houba, Inc., the Company's wholly-owned subsidiary, to complete the upgrades to the Company's Congers, New York leased facilities, and for working capital to fund continued operations.

     Pursuant to the terms of the Core Products Supply Agreement with Watson, Watson was required to purchase and pay for on a quarterly basis a minimum of $3,060,000 for products supplied by the Company under such Agreement. For the three quarters ending December 31, 2000, Watson had made an advance payment of approximately $4,402,000 as required under the terms of the Core Products Supply Agreement to be applied against future product purchases under such Agreement. The advance payments and any additional advance payments made by Watson under the Core Products Supply Agreement will require that the Company supply Watson with a like amount of products without additional payments from Watson at such time. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement (the "Core Products Amendment") providing (i) for a reduction of Watson's minimum purchase requirements from $3,060,000 to $1,500,000 per quarter, (ii) for an extension of Watson's minimum purchase requirements from the quarter ending September 30, 2001 to quarter ending September 30, 2002, (iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and (iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson as provided in Subsection (iii) above) in two (2) equal monthly installments on October 1, 2002 and

November 1, 2002.


     The Company has issued and outstanding 10% convertible subordinated debentures in the principal amount of $2,500,000 issued in August 1996 and which matured on August 6, 2001 (the "1996 Debentures"). The Company and Galen Partners III, L.P. and certain of its Affiliates (collectively, the "Galen Group") have agreed in principle to the terms of a proposed bridge loan to be made by the Galen Group to the Company in the principal amount of $2,500,000 to be used to retire and satisfy in full the outstanding 1996 Debentures (the "Galen Bridge Loan"). While the definitive loan documents required to complete the Galen Bridge Loan are in the process of being prepared, it is contemplated that the Galen Bridge Loan will bear interest at the rate of 10% per annum and be secured by a lien on all the Company's assets, junior to the security interest granted to Watson under the Watson Term Loan but senior to the security interest granted to the holders of the Company's 5% convertible subordinated debentures issued in March, 1998 and May, 1999. The Galen Bridge Loan Note will be convertible into common stock at a conversion price equal to the trading average of the Company's common stock for the 20 days preceding the closing date. It is also contemplated that in consideration for the extension of the Galen Bridge Loan, the Company will issue to the Galen Group common stock purchase warrants to purchase an aggregate of 187,500 shares of the Company's common stock at an exercise price equal to the 20 day trading average of the Company's common stock for the 20 days preceding the closing of the Galen Bridge Loan. The Galen Bridge Loan warrants are contemplated to be substantially identical to those issued in the Company's Debenture and Warrant Offerings completed in March, 1998 and May, 1999. It is anticipated that the Galen Bridge Loan will have a maturity date of December 31, 2001.

     Until such time as the Company successfully develops and commercializes new finished dosage products and active pharmaceutical ingredients, of which there can be no assurance, the Company will continue to incur operating losses and negative cash flow. The Company believes that the final payment under the Product Purchase Agreement of $3.5 million received on July 10, 2001 combined with the $3.5 million balance available under the Watson Term Loan will be sufficient to satisfy the Company's working capital requirements only for the next six (6) months.

     The Company's efforts to obtain the approval of the U.S. Drug Enforcement Administration ("DEA") for a registration to import raw materials for use in production, including contesting any resulting third-party opposition proceeding, and the continuing development of the Company's licensed technologies will continue through 2004. In order to fund continued operations, satisfy the Galen Bridge Loan and to fund the continued development of the Company's licensed technologies, which includes the completion of planned capital improvements to the Company's Culver, Indiana and Congers, NY facilities and the processing of the registrations and approvals required from the DEA (including funding the legal fees and related expenses in connection with any opposition proceeding relating to the Company's request for a raw material import registration)during the period from fiscal 2002 through and including fiscal 2004, the Company estimates that it will be required to obtain additional sources of financing or a third party equity investment of approximately $15.0 million. The Company is currently seeking additional funds through transactions related to its business lines as well as private financings. There can be no assurance, however, that such additional financing will be available to the Company on acceptable terms, if at all. Failure to obtain such financing or equity investment may require the Company (i) to delay or cease the continued development of its licensed technologies and the completion of planned capital expenditures, (ii) to obtain funds through arrangements with third parties on terms that may require the Company to relinquish rights to its licensed technologies which the Company would otherwise pursue on its own or that would dilute the Company's stockholders and/or (iii) to significantly scale back or terminate operations. An extended delay or a cessation of the Company's continuing development efforts relating to its licensed technologies or delays in obtaining required DEA approvals, will have a material adverse effect on the Company's financial condition and results of operations.

PART II  OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2001, the Company issued an aggregate of 17,308 shares of Common Stock and 5% Convertible Debenture in the principal amount of $518,031 in satisfaction of accrued interest on the Company's outstanding Convertible Debentures issued in March and June 1998, and May and July 1999 (the "Convertible Debentures").

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2001 Annual Meeting of Shareholders was held on Thursday, June 14, 2001 for the following purposes:

          1. To elect ten directors to the Company's Board of Directors to hold office until the 2002 Annual Meeting of Shareholders ("Proposal 1"); and

          2. To adopt an amendment to the Company's 1998 Stock Option Plan to increase the number of shares available for grant under the Plan ("Proposal 2"); and

          3. To ratify the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending December 31, 2001 ("Proposal 3")


     The voting as to each Proposal was as follows:

     PROPOSAL 1

     NAME                       FOR                                WITHHELD
     ----                       ---                                --------
     Michael Reicher            36,403,835                         142,362
     William Skelly             36,390,569                         155,628
     Alan Smith, Ph.D.          36,403,621                         142,576
     William Sumner             36,405,850                         140,347
     Bruce Wesson               36,405,262                         140,935
     Srini Conjeevaram          36,403,747                         142,450
     Zubeen Shroff              36,404,869                         141,328
     Peter Clemens              36,406,369                         139,828
     Joel Liffmann              36,404,818                         141,379
     Gerald Price               36,406,369                         139,828

     PROPOSAL 2

     FOR                          AGAINST                           ABSTAIN
     ---                          -------                           -------
     28,436,397                   774,908                           32,270

     PROPOSAL 3

     FOR                          AGAINST                           ABSTAIN
     ---                          -------                           -------
     36,554,004                    44,926                            14,192


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




Date:  August 14, 2001                         HALSEY DRUG CO., INC.


                                                By: /s/ Michael K. Reicher
                                                   -----------------------------
                                                   Michael K. Reicher
                                                   Chairman,
                                                   and Chief Executive Officer



                                                By:  /s/ Peter A. Clemens
                                                   -----------------------------
                                                   Peter A. Clemens
                                                   VP & Chief Financial Officer