Form 10-K
period 2001-12-31
HALSEY DRUG CO INC/NEW
filed 2002-04-15
CIK 786947

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM          TO         .

                         COMMISSION FILE NUMBER 1-10113

                             HALSEY DRUG CO., INC.
             (Exact name of registrant as specified in its charter)

                   NEW YORK                                      11-0853640
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

 695 NORTH PERRYVILLE ROAD, CRIMSON BUILDING                       61107
                    NO. 2                                        (Zip Code)
              ROCKFORD, ILLINOIS
   (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 2002, the registrant had 15,065,240 shares of Common Stock, par value $0.01, outstanding. Based on the average closing bid and asked prices of the Common Stock on April 8, 2002 ($2.25), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29,696,044.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................   13
  Item 3.   Legal Proceedings...........................................   14
  Item 4.   Submission of Matters to a Vote of Security Holders.........   14
PART II
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   14
  Item 6.   Selected Financial Data.....................................   15
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   16
  Item 8.   Financial Statements and Supplementary Data.................   22
  Item 9.   Changes in and Disagreement with Accountants on Accounting
            and Financial Disclosure....................................   22
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   22
  Item 11.  Executive Compensation......................................   24
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   28
  Item 13.  Certain Relationships and Related Transactions..............   30
PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K Signatures..............................................   32
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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company, a New York corporation established in 1935, and its subsidiaries, are engaged in the development, manufacture, sale and distribution of generic drugs and active pharmaceutical ingredients ("APIs"). A generic drug is the chemical and therapeutic equivalent of a brand-name drug for which patent protection has expired. A generic drug may only be manufactured and sold if patents (and any additional government-granted exclusivity periods) relating to the brand-name equivalent of the generic drug have expired. A generic drug is usually marketed under its generic chemical name or under a brand name developed by the generic manufacturer. Through its strategic alliance with Watson Pharmaceuticals, as described below, the Company sells its generic drug products under the Watson name for distribution by Watson to drugstore chains and drug wholesalers. While subject to the same governmental standards for safety and efficacy as its brand-name equivalent, a generic drug is usually sold at a price substantially below that of its brand-name equivalent.

     APIs, also known as bulk chemical products, are used in the development and manufacture of finished dosage pharmaceutical products. The development and sale of APIs generally is not subject to the same level of regulation as is the development and sale of finished dosage products. As a result, APIs may be brought to market substantially sooner than finished dosage products.

     The Company manufactures its products at facilities in New York and Indiana. During the last several years, the Company has sought to diversify its businesses through strategic acquisitions and alliances and through the development of technologies for the synthesis and production of APIs intended for sale to third parties as well as for use by the Company and others as raw materials in the manufacture of finished drug forms. The Company's primary emphasis in this regard, and for which the Company is committing the substantial majority of the Company's resources and sources of available capital, is the development of novel opiate synthesis technologies which the Company expects to use in the manufacture of APIs and finished dosage products indicated for pain management.

RECENT EVENTS

 OPIATE SYNTHESIS TECHNOLOGIES

     On February 21, 2001, Halsey acquired an exclusive license to a technology providing for an efficient isolation of thebaine from raw opium (the "Licensed Technology"). The primary derivative of thebaine is oxycodone, an API used in pain management pharmaceutical products. The Licensed Technology was acquired from Robert C. Corcoran ("Corcoran") and BioFine Pharmaceuticals, Inc. ("BioFine"). The license agreement grants Halsey exclusive, world-wide rights in the Licensed Technology for twenty years, after which time Halsey will have a fully paid, non-exclusive license. The license agreement provides that Corcoran and BioFine are to receive an aggregate royalty of up to six percent (6%) on net sales of APIs synthesized using the Licensed Technology. The Company is continuing its testing of the Licensed Technology under laboratory conditions to determine proof of concept and likelihood of successful use in commercial production.

     In addition to the Licensed Technology, Halsey has developed internally both an opiate isolation synthesis process which the Company believes provides an efficient and cost-effective alternative to the extraction of morphine and codeine from raw opium (the "IMP Process"), and an alternate development synthesis route for the manufacture of other pain management products (the "New Synthesis Process", and together with the Licensed Technology, collectively the "Opiate Synthesis Technologies"). To date, the Company has successfully completed laboratory-scale proof of concept testing on each of the IMP Process and the New Synthesis Process. Subject to the Company's receipt of the approval of the U.S. Drug Enforcement Administration ("DEA") to permit the Company's manufacture of Schedule II to V controlled substances, as to which no assurance can be given, the Company will continue the development of the IMP

Process and the New Synthesis Process with the expectation of manufacturing opiate-derived APIs and finished dosage pain management products in the future.

     Each of the Opiate Synthesis Technologies are novel processes intended to be more efficient and cost effective methods of deriving APIs to be used in the manufacture of finished dosage pain management products by substantially reducing the time and steps required to produce the desired API. The Company filed definitive patent applications with the U.S. Patent and Trademark Office in October, 2001 for the Licensed Technology. It is also the Company's expectation to prepare and file patent applications covering each of the IMP Process and the New Synthesis Process. No assurance can be given, however, that a patent will be issued on any of the Opiate Synthesis Technologies.

     The development and license of the Opiate Synthesis Technologies demonstrates the Company's continuing efforts to develop and manufacture APIs with an emphasis on pain management products. The Company estimates that the market for pain management products in the United States is approximately $2 billion and is growing at approximately 20% per year. In addition to its development efforts relating to the Opiate Synthesis Technologies, the Company is a party to agreements with Watson Pharmaceuticals (see "Recent
Events -- Strategic Alliance with Watson Pharmaceuticals" below) providing for Watson's right to negotiate for a supply of select APIs currently in development and to be developed by the Company. It is the Company's intention to continue its focus on pain management products by developing APIs incorporating the Opiate Synthesis Technologies and other technologies developed internally by the Company or licensed from third parties. Such development efforts may be performed solely by the Company or in partnership with third-party manufacturers. It is the Company's expectation to use such APIs in the Company's own manufacture and sale of finished dosage pharmaceutical products as well as to sell such APIs to third parties.

     The development, marketing and sale of pain management products incorporating the Opiate Synthesis Technologies is subject to extensive regulation by the DEA and the U.S. Food and Drug Administration ("FDA"). At present, the Company's API manufacturing facility located in Culver, Indiana is approved to manufacture Schedule III-N controlled substances. In order to continue the development and commercialization of the Opiate Synthesis Technologies, the Company will be required to obtain an amendment to its existing DEA manufacturing registration as well as to obtain a narcotic raw material import registration from the DEA. The Company has filed an amendment to the Company's existing Schedule III-N manufacturing registration with the DEA to permit the Company to manufacture Schedule II to V controlled substances (the "Manufacturing Registration"). In addition, the Company has filed for DEA approval to import raw poppy directly from India and Turkey to be used in the Company's API development and manufacturing efforts (the "Import Registration"). At present, the Company believes that only three manufacturers in the United States possess such import registrations.

     In order for the Company to receive the Manufacturing Registration, the Company is in the process of completing the necessary security and related improvements to its Culver, Indiana manufacturing facility. As of December 31, 2001 the Company had expended $254,000 on such capital improvements and had budgeted an additional $38,000 to complete the necessary improvements, all of which have been completed at March 31, 2002. The Company anticipates receipt of the Manufacturing Registration in the second quarter of 2002 (permitting the Company to manufacture Schedule II to V controlled substances and related APIs with narcotic raw materials sourced from third parties in the U.S.)

     With respect to the Company's application to the DEA for the Import Registration, the Company's application request was published in the Federal Register on September 6, 2001. Within the 30 day period provided under DEA guidelines, three parties, including the two companies that represent the largest importers of narcotic raw materials used to manufacture controlled substances, have requested a hearing to formally object to the Company's request for an Import Registration. In their hearing request, the objecting parties oppose the DEA's issuance to the Company of an Import Registration on various grounds, including that the Company's application be stayed pending the resolution of three (3) pending import registration requests from other parties, that the issuance of an Import Registration to the Company has the potential for increasing the prices for narcotic raw materials from foreign sources as a result of increased demand from U.S. manufacturers, that the Company lacks the experience, technology, personnel and capital to process narcotic raw materials, and that the competition in the marketplace for pain management products is adequate.

     In response to the requests for a hearing from other manufacturers of narcotic products, the Company filed a written request to the DEA to obtain approval for the Company's Import Registration application without the requirement of an administrative hearing as requested by the objecting parties. In this regard, the Company advised the DEA that none of the objecting parties had the right to an administrative hearing under the Controlled Substances Import and Export Act. The Company asserted in its written response to the DEA that notwithstanding the DEA's previous history of allowing such administrative hearings, the right to any such hearing under the Controlled Substances Import and Export Act does not apply to the Company's application as all of the objecting parties manufacture finished dosage narcotic products and fail to satisfy the statutory requirement of being a manufacturer of opium or poppy straw concentrate. In response, the Office of the Chief Counsel of the DEA has advised the Company that the Company's Import Registration application, the Company's objection to an administrative hearing and the request by objectors for an administrative hearing has been referred to the Office of Administrative Law Judges ("OALJ") for review. In the event the Company prevails in its position that an administrative hearing is not required under the law, the DEA could complete its review of the Company's Import Registration application within a period of 18 months. In the event OALJ determines that an administrative hearing is required under the law, the Company estimates that a final resolution of the Company's Import Registration application will occur during the first quarter of 2004.

     Regardless of whether an administrative hearing is required, no assurance can be given that the Company's Import Registration application will be approved by the DEA. As part of the DEA's analysis as to whether the issuance of an Import Registration to the Company is appropriate, the DEA will consider, among other things, whether adequate security safeguards and controls exist at the Company's Culver, Indiana facility and at all points in the chain of transfer of the raw poppy from suppliers in India and Turkey to the Company's Culver facility, whether the Opiate Synthesis Technologies are viable and efficient processes, whether market demand for pain management products supports the approval of another import source, and whether the Company has established itself as an eligible party to source and obtain raw poppy supplies from foreign sources. The Company is currently making the necessary upgrades to its Culver, Indiana facility and establishing points of supply in foreign markets to meet these DEA requirements.

     The development and commercialization of APIs and finished dosage products incorporating the Opiate Synthesis Technologies are subject to various factors, many of which are outside the Company's control. Specifically, the Opiate Synthesis Technologies have been tested only in laboratory or controlled pilot study settings and will need to be successfully "scaled up" in order to be commercially viable, of which no assurance can be given. Additionally, the Company must satisfy, and continue to maintain compliance with, the DEA's requirements for the issuance and maintenance of a Manufacturing Registration and an Import Registration. Even assuming the Company can satisfy the DEA's requirements in this regard, no assurance can be given that the Company will prevail in any hearings with the OALJ at which third-party manufacturers already possessing import registrations will object to any proposed issuance by the DEA of an Import Registration to the Company. The process of seeking an Import Registration and contesting opposition proceedings, as well as the continuing development of the Opiate Synthesis Technologies, may continue through 2004. The Company is currently unable to provide any assurance that the Opiate Synthesis Technologies will be commercially viable or that the Company will succeed in obtaining an Import Registration. The Company is committing the substantial majority of its resources, available capital and cash flow from operations to the development of the Opiate Synthesis Technologies and to the receipt of the Import Registration. The failure of the Company to successfully develop the Opiate Synthesis Technologies or to obtain the Import Registration will have a material adverse effect on the Company's operations and financial condition. The Company's cash flow and limited sources of available financing make it uncertain that the Company will have sufficient capital to continue to fund operations or to otherwise complete the development of the Opiate Synthesis Technologies, to obtain required DEA approvals and to fund the capital improvements necessary for the manufacture of APIs and finished dosage products incorporating the Opiate Synthesis Technologies. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the Company's need for additional financing and estimated capital require-ments for the development of the Opiate Synthesis Technologies, for the receipt of DEA approvals and for improvements to its manufacturing facilities.

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

     The product acquisition portion of the transactions with Watson provided for Halsey's sale of the pending doxycycline ANDA and related rights (the "Product") to Watson for an aggregate consideration of $13,500,000 (the "Product Acquisition Agreement"). The final installment of the purchase price for the Product of $3.5 million was paid by Watson to the Company on July 10, 2001. As part of the execution of the Product Acquisition Agreement, the Company and Watson executed ten year supply agreements covering the API and finished dosage form of the Product pursuant to which Halsey, at Watson's discretion, will manufacture and supply Watson's requirements for the Product API and, where the Product API is sourced from the Company, finished dosage forms of the Product.

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

     The Company and Watson also executed a manufacturing and supply agreement providing for Watson's marketing and sale of the Company's existing core products portfolio (the "Core Products Supply Agreement"). Pursuant to the terms of the Core Products Supply Agreement, Watson was required to purchase and pay for on a quarterly basis a minimum of $3,060,000 for products supplied by the Company under such Agreement. For the three quarters ending December 31, 2000, Watson made an advance payment to the Company of approximately $4,402,000 as required under the terms of the Core Products Supply Agreement to be applied against future product purchases under such Agreement. The advance payments and any additional advance payments made by Watson under the Core Products Supply Agreement will require that the Company supply Watson with a like amount of products without additional payments from Watson at such time. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement (the "Core Products Amendment") providing (i) for a reduction of Watson's minimum purchase requirements from $3,060,000 to $1,500,000 per quarter, (ii) for an extension of Watson's minimum purchase requirements from the quarter ending September 30, 2001 to quarter ending September 30, 2002,
(iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and
(iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson as provided in Subsection (iii) above) in two (2) equal monthly installments on

October 1, 2002 and November 1, 2002. As of December 31, 2001, Watson's advance payments were $4,147,000 and the Company has provided for the cost of satisfying its obligation to Watson.

     Pending the Company's development and receipt of regulatory approval for its APIs and finished dosage products currently under development, and the marketing and sale of same, of which there can be no assurance, substantially all the Company's revenues will be derived from the Core Products Supply Agreement with Watson.

     The final component of the Company's strategic alliance with Watson provided for Watson's extension of the Watson Term Loan to the Company. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness and carries a floating rate of interest equal to prime plus two percent. As of December 31, 2001, the entire $17.5 million available under the Watson Term Loan had been advanced to the Company. The net proceeds from the term loan have, in large part, been used to upgrade and equip the API manufacturing facility of Houba, Inc. located in Culver, Indiana, the Company's wholly-owned subsidiary, to upgrade and equip the Company's Congers, New York leased facilities, to satisfy approximately $3,300,000 in bridge financing provided by Galen Partners and for working capital to fund continued operations. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of the Watson Term Loan.)

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

     The Settlement Agreement provided for the Company's payment of a termination fee of $1,150,000, the advance payment of rent through August 31, 2000 and the deposit of a restoration escrow of $200,000 to be used for facility repairs. The Company also deposited $390,600 in escrow with its counsel to cover rental payments for the period September 1, 2000 through March 31, 2001. The rent escrow amount was released to the landlord on September 1, 2000. On February 25, 2002, $120,000 of the $200,000 restoration escrow amount was returned to the Company. The Company recorded a total charge against earnings of approximately $3,341,000 resulting from the elimination of its Brooklyn, New York operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of this charge against earnings.

     As of March 31, 2001, all of the Company's Brooklyn manufacturing operations ceased.

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

     The Barr Products acquired by the Company were previously marketed by Barr, prior to its decision to strategically refocus its generic product portfolio several years ago. While the Barr Products cover a broad range of therapeutic applications and are the subject of approved ANDAs, the Company will be required to obtain approval from the FDA to permit manufacture and sale of any of the Barr Products, including site specific approval. The Company initially has identified 8 of the products for which it will devote substantial effort in seeking approval from the FDA for manufacture and sale. The Company estimates that certain of these Barr Products will be available for sale in the fourth quarter of 2002, although no assurance can be given that any of the Barr Products will receive FDA approval or that if approved, that the Company will be successful in the manufacture and sale of the such products. It is the Company's intention to continue to evaluate the remaining Barr Products on an ongoing basis to assess their prospects for commercialization and likelihood of obtaining regulatory approval.

PRODUCTS AND PRODUCT DEVELOPMENT

  GENERIC FINISHED DRUG PRODUCTS

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

          1.  Antibiotics,

          2.  Narcotic analgesics,

          3.  Anti-infective and anti-tubercular drugs,

          4.  Antihistamines and antihistaminic decongestants,

          5.  Antitussives, or

          6.  Steroids

     During fiscal 2001, sales of antibiotics and narcotic analgesics accounted for approximately 74.4% of net product sales during such year. The Company anticipates that sales of antibiotics and narcotic analgesics will continue to represent a significant portion of the Company's revenue.

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

     During the fiscal year ended December 31, 2001, the Company received four ANDA amendments consisting of products transferred from other Company locations and submitted six ANDA supplements or amendments to the FDA. During fiscal 2002, the Company anticipates the submission of four ANDA supplements or amendments to the FDA. The supplements and amendments relate to the transfer of existing ANDAs from the Company's Brooklyn facility to its Congers facility as well as the transfer of certain ANDAs obtained from Barr Laboratories. Although the Company has been successful in receiving ANDA approvals since its release from the FDA's Application Integrity Policy list in December 1996, there can be no assurance that any newly submitted ANDAs, or supplements or amendments thereto or those contemplated to be submitted, will be approved by the FDA. The Company will not be permitted to market any new product unless and until the FDA approves the ANDA relating to such product. Failure to obtain FDA approval for the Company's pending ANDAs, or a significant delay in submitting for or obtaining such approval, would adversely affect the Company's business operations and financial condition.

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

     While the Company will continue the development of its finished goods pharmaceutical business, including the rehabilitation of the product ANDAs acquired from Barr, the Company will dedicate increasing resources to the expansion and enhancement of its operations devoted to the development and manufacture of APIs and finished dosage products incorporating the Opiate Synthesis Technologies. See "Recent Events -- Opiate Synthesis Technologies".

  ACTIVE PHARMACEUTICAL INGREDIENTS

     As discussed above under the caption "Opiate Synthesis Technologies", in the last few years, the Company has increased its efforts to develop and manufacture APIs, also known as bulk chemical products. The development and sale of APIs generally is not subject to the same level of regulation as is the development and sale of drug products. Accordingly, APIs may be brought to market substantially sooner than drug products. Although the Company did not generate revenues from the sale of API's in fiscal 2001, it is the Company's expectation that its strategic alliance with Watson and the continued development of the Opiate Synthesis Technologies and other API development efforts, in addition to assisting in the expansion of the Company's line of finished dosage products, will generate revenues from the sale of products using internally produced APIs starting in the fourth quarter of 2002 and such revenue segment will likely increase thereafter as a percentage of total revenue.

RESEARCH AND DEVELOPMENT

     The Company currently conducts research and development activities at each of its Congers, New York and Culver, Indiana facilities. The Company's research and development activities consist primarily of the development of the Opiate Synthesis Technologies, including the development for sale of new chemical products and the development of APIs, as well as new generic drug product development efforts and manufacturing process improvements. New drug product development activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and additional testing in areas such as bioavailability, bioequivalence and shelf-life. For fiscal years 2001, 2000 and 1999, total research and development expenditures were $1,327,000, $1,821,000 and $1,075,000, respectively. During 2001, the Company's research and development efforts will cover finished dosage products and APIs in a variety of therapeutic applications, with an emphasis on pain management products.

     As of March 31, 2002, the Company maintained a full-time staff of 10 in its Research and Development Departments.

MARKETING AND CUSTOMERS

     The application of the FDA Application Integrity Policy list to the Company's operations until December 1996, combined with the Company's continuing operating losses and lack of adequate working capital during fiscal 1997 and the first quarter of 1998 resulted in the Company's inability to maintain sufficient raw materials and finished goods inventories to permit the Company to actively solicit customer orders, and when orders were received, to fill such orders promptly. Following the completion in March 1998 of the offering with Galen Partners (the "Galen Offering"), new management adopted a marketing strategy focused on developing and maintaining sufficient raw materials and finished goods inventories so as to permit a targeted sales effort by the Company to a core customer group, with an emphasis on quality, prompt product delivery and excellent customer service.

     The strategic alliance with Watson entered into on March 29, 2000 provides for the Company's core products portfolio to be sold by Watson's sales force under Watson's label. Accordingly, the Company has discontinued its own sales efforts of these products. The Company continues to perform limited contract manufacturing of certain non-core products for other pharmaceutical companies.

     During 2001, 86% of the Company's total product revenues were to Watson Pharmaceuticals pursuant to the Core Products Supply Agreement between the Company and Watson (See "Recent Events -- Strategic Alliance with Watson Pharmaceuticals"). The Company believes that the loss of this customer would have a material adverse effect on the Company. During 2000, 59% of the Company's total product revenues were to Watson Pharmaceuticals. During 1999, the Company had product revenues to one customer, aggregating approximately 16% of total product sales.

     The estimated dollar amount of the backlog of orders for future delivery as of March 31, 2002 was approximately $5,700,000 as compared with approximately $4,000,000 as of March 31, 2001. Although these orders are subject to cancellation, management expects to fill substantially all orders by the second and third quarter of 2002. The increase in the Company's backlog as of March 31, 2002 compared to that for the comparable date in 2001 is largely a function of an increase in market penetration from marketing efforts by Watson as well as delayed orders as a result of temporary shortages of certain raw materials.

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

RAW MATERIALS

     The raw materials essential to the Company's business are APIs purchased from numerous sources. Raw materials are generally available from several sources. The Federal drug application process requires specification of raw material suppliers. If raw materials from a supplier specified in a drug application were to become unavailable on commercially acceptable terms, FDA supplemental approval of a new supplier would be required. During 2001 and 2000, the Company purchased approximately $1,512,000 and $1,485,000, respectively, of its raw materials (constituting 25% and 28% of each year's aggregate purchases of raw materials) from one supplier. Although the Company is now able to submit supplements to the FDA in order to allow the Company to purchase raw materials from alternate sources, there can be no assurance that if the Company were unable to continue to purchase raw materials from this supplier, that the Company would be successful in receiving FDA approval to such supplement or that it would not face difficulties in obtaining raw materials on commercially acceptable terms. Failure to receive FDA approval for, and to locate, acceptable alternative sources of raw materials would have a material adverse effect on the Company. The Company experienced a shortage of two raw materials in during 2001. These shortages are expected to continue through the second quarter of 2002.

     The DEA limits the quantity of the controlled substance inventories of certain raw materials used by pharmaceutical manufacturers in the production of controlled substances based on historical sales data. In the event the Company is successful in obtaining the Manufacturing Registration, in view of the Company's recently depressed sales volume, these DEA limitations could increase the likelihood of raw material shortages and of manufacturing delays in the event the Company experiences increased sales volume or is required to find new suppliers of these raw materials.

     As described under the caption "Recent Events -- Opiate Synthesis Technologies", the Company is developing certain opiate technologies to be used in the manufacture of controlled substances. The Company is also seeking to obtain an import registration from the DEA to import raw poppy to be used in such development and manufacturing efforts directly from third-party suppliers in opiate producing countries. No assurance can be given that the Company will be successful in identifying and contracting with third-party suppliers in opiate producing countries on commercially acceptable terms for the Company's requirements of raw materials to be used in its controlled substance development and commercialization efforts.

SUBSIDIARIES

     The Company's Culver, Indiana manufacturing operations are conducted by Houba, Inc., an Indiana corporation and wholly-owned subsidiary of the Company. Halsey Pharmaceuticals, Inc., a Delaware corporation, is a wholly-owned subsidiary which is currently inactive. The Company also has the following additional subsidiaries, each of which is currently inactive and in the process of being dissolved: Indiana Fine Chemicals Corporation, a Delaware corporation, H.R. Cenci Laboratories, Inc., a California corporation, Cenci Powder Products, Inc., a Delaware corporation, Blue Cross Products, Inc., a New York corporation, and The Medi-Gum Corporation, a Delaware corporation.

EMPLOYEES

     As of March 31, 2002, the Company had approximately 121 full-time employees. Approximately 59 employees are administrative and professional personnel and the balance is in production and shipping. Among the professional personnel, 10 are engaged in research and product development. Management believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     Halsey leases, as sole tenant, a pharmaceutical manufacturing facility of approximately 35,000 square feet located at 77 Brenner Drive, Congers, New York. The Agreement of Lease, with an unaffiliated third party, contains a three year term with a two year renewal option and provides for annual fixed rent of $500,000 per year during the primary term of the Lease and $600,000 per year during the renewal period. The term of the Lease expires on March 21, 2004. The leased facility houses a portion of the Company's manufacturing operations and includes office and warehouse space. The Lease also contains an option pursuant to which the Company may purchase the leased premises and improvements (including certain production and related equipment) for a purchase price of $5 million, exercisable at any time during the Lease term.

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

     Halsey leases approximately 4,700 square feet of office space located at 695 North Perryville Road, Building No. 2, Rockford, Illinois. The lease is between the Company and an unaffiliated lessor. The lease term, scheduled to expire August 31, 2002, allows for renewal through August 31, 2003 and calls for annual rental, including maintenance and common area expense, of approximately $46,000 per year. This leased facility houses the Company's principal executive offices, including its sales, administration and finance operations.

     The Company's Houba, Inc. subsidiary owns approximately 45,000 square feet of building space on approximately 30 acres of land in Culver, Indiana, which includes a 15,000 square foot manufacturing facility. This manufacturing facility houses separate plants for the production of certain raw materials as well as finished dosage products in capsule and tablet form.

ITEM 3.  LEGAL PROCEEDINGS

     Beginning in 1992, actions were commenced against the Company and numerous other pharmaceutical manufacturers in connection with the alleged exposure to diethylstilbestrol ("DES"). The defense of all of such matters was assumed by the Company's insurance carrier, and a substantial number have been settled by the carrier. Currently, several actions remain pending with the Company as a defendant, and the insurance carrier is defending each action. The Company does not believe any of such actions will have a material impact on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

                            AMERICAN STOCK EXCHANGE

                                                              SALES PRICE
                                                              ------------
PERIOD                                                        HIGH    LOW
------                                                        -----   ----
2000 Fiscal Year
  First Quarter.............................................  2 3/8      1
  Second Quarter............................................   1.52   1.02
  Third Quarter through September 7, 2000...................  1.375    .98

                              OTC BULLETIN BOARD*

                                                               BID PRICE
                                                              ------------
PERIOD                                                        HIGH    LOW
------                                                        -----   ----
2000 Fiscal Year
  Third Quarter (commencing September 8, 2000)..............   1.78     .3
  Fourth Quarter............................................  1.125    .41

2001 Fiscal Year
  First Quarter.............................................   1.24    .69
  Second Quarter............................................   2.45   1.01
  Third Quarter.............................................   3.41   1.81
  Fourth Quarter............................................    3.5   1.51

2002 Fiscal Year
  First Quarter.............................................    2.4    1.5

---------------

* Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

HOLDERS

     There were approximately 750 holders of record of the Company's common stock on April 5, 2002. This number, however, does not reflect the ultimate number of beneficial holders of the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented on the following pages for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2001 and December 31, 2000, and for each of the years in the three year period ended December 31, 2001, and the report thereon, are included elsewhere herein. The selected financial information as of and for the years ended December 31, 1999, 1998 and 1997 are derived from the audited Consolidated Financial Statements of the Company not presented herein.

     The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto included elsewhere in this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                      2001          2000          1999          1998          1997
                                   -----------   -----------   -----------   -----------   -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net product revenues.............  $    16,929   $    20,223   $    11,420   $     8,841   $     9,088
Operating Costs
Cost of manufacturing............  $    14,857        18,743        15,316        12,712        15,407
Research and development.........  $     1,327         1,821         1,075           651           979
Selling, general and
  administrative expenses........  $     6,616         6,208         7,383         8,078         6,308
Plant shutdown costs.............  $        68            53         3,220            --            --
Interest expense, net............  $     3,844         3,037         2,851         1,285         1,144
Amortization of deferred debt
  discount and private offering
  cost...........................  $     2,591         2,448         1,825           661
Investment in Joint Venture......         (202)          (57)           --            --            --
Other (income) expense...........  $       (13)         (101)         (187)       (1,822)          264
Loss before income tax benefit...  $   (12,563)      (12,043)      (20,063)      (12,724)      (15,014)
Income tax benefit...............  $        --          (389)           --            --            --
Net loss.........................  $   (12,563)  $   (11,654)  $   (20,063)  $   (12,724)  $   (15,014)
                                   ===========   ===========   ===========   ===========   ===========
Basic and diluted loss per common
  share..........................  $      (.84)  $      (.80)  $     (1.40)  $      (.92)  $     (1.12)
                                   ===========   ===========   ===========   ===========   ===========
Weighted average number of
  outstanding shares.............   15,021,931    14,502,805    14,325,551    13,812,529    13,434,215
                                   ===========   ===========   ===========   ===========   ===========

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                                2001        2000       1999       1998       1997
                                              ---------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Working capital (deficiency)................  $  (8,276)  $ (5,061)  $ (5,181)  $ (6,665)  $(22,304)
Total assets................................     11,069     15,209     12,495     16,413      7,667
Total liabilities...........................     76,505     68,558     54,869     45,366     27,524
Retained earnings (accumulated deficit).....   (101,501)   (88,938)   (77,284)   (57,221)   (44,497)
Stockholders' equity (deficit)..............    (65,436)   (53,349)   (42,374)   (28,953)   (19,857)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements set forth under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" on page 1 of this Report for additional factors relating to such Statements.

OVERVIEW

     The Company reported a net loss of $12,563,000 or $.84 per share for the year ended December 31, 2001 as compared with the net loss of $11,654,000 or $.80 per share for 2000. Included in net revenues for 2001 was $8.5 million of a total $13.5 million due from Watson Pharmaceuticals representing the second and the final payments for a product ANDA sold to Watson in March, 2000. Excluding the payments made by Watson to the Company for a product ANDA, net revenues for the year ended December 31, 2001, were approximately $8,429,000 as compared to net revenues of approximately $15,233,000 for 2000.

     The Company reduced its loss before interest, depreciation and taxes to $5,267,000 for 2001 compared to $5,914,000 and $14,473,000 for 2000 and 1999, respectively. This was achieved even though the Company continued to operate the inefficient Brooklyn facility throughout the first quarter 2001 as it awaited the FDA approval of its leased Congers facility. This approval was received in February 2001 enabling the Company to close down its operations in Brooklyn in March, 2001 with an estimated annual operational savings of $5,000,000.

     The Company had the following significant achievements in 2001:

     - Acquired the exclusive license to proprietary technology for the efficient isolation of thebaine from raw opium.

     - Received approval from the DEA to manufacture Schedule III-N controlled substances at the Company's Culver, Indiana facility.

     - Completed the shutdown of the Brooklyn manufacturing facility eliminating approximately $5.0 million in annual operating costs.

     - Filed for DEA approval to manufacture Schedule II to V controlled substances.

     - Filed for DEA approval to import narcotic raw materials for use in the Company's product development and manufacturing operations.

RESULTS OF OPERATIONS

  NET REVENUES

     Net revenues for 2001 of $16,929,000 represents a decrease of $3,294,000 as compared to net revenues for 2000. Net revenues for 2001 are comprised of sales of products totaling $8,429,000 and revenues from product development of $8,500,000. The Company had $5,000,000 of product development revenue in 2000. The decrease in sales of products is attributable primarily to raw material shortages required for the manufacture of two products.

     Net revenues for 2000 of $20,223,000 represents an increase of $8,803,000 as compared to net revenues for 1999. Net revenues for 2000 are comprised of sales of products totaling $15,223,000 and revenues from product development of $5,000,000. The Company had no product development revenue in 1999 or prior years. The increase in sales of products is attributable primarily to the Core Products Supply Agreement with Watson dated, March, 2000 whereby Watson was obligated to purchase and pay for a minimum of $9,180,000 of products in 2000.

  COST OF MANUFACTURING

     The Company's cost of manufacturing for 2001 improved to 87.8% versus 92.7% for 2000. The improvement in 2001 is due primarily to the addition of the $8,500,000 of product development revenue. The development costs associated with this revenue were substantially incurred in years prior to 2000 and were expensed at that time. The cost of manufacturing for 2001 on product sales alone was 176% due primarily to underutilized productive capacity and the significant fixed costs associated with pharmaceutical production regardless of sales volume.

     The Company's cost of manufacturing for 2000 improved to 92.7% versus 134.1% for 1999. The improvement in 2000 is due primarily to the addition of the $5,000,000 of product development revenue. The development costs associated with this revenue were substantially incurred in prior years and were expensed at that time. The cost of manufacturing for 2000 on product sales alone was 123%.

  RESEARCH & DEVELOPMENT EXPENSES

     For 2001, research and development expenses amounted to $1,327,000 as compared to $1,821,000 for 2000. The decrease primarily reflects the absence of $500,000 in costs associated with obtaining the codeine technology in 2000.

     For 2000, research and development expenses amounted to $1,821,000 as compared to $1,075,000 for 1999. The increase primarily reflects the costs associated with obtaining the codeine technology.

     The Company expects research and development expenses to increase in 2002 as compared to 2001 consistent with its plans to develop and manufacture APIs and finished dosage products incorporating the Opiate Synthesis Technologies and in the rehabilitation of certain product ANDAs acquired from Barr.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative costs were $6,616,000 (39.0% of net revenues) for 2001 compared to $6,208,000 (64.6% of net revenues) for 2000. This increase is primarily due to the added legal expenses associated with the Opiate Synthesis Technologies.

     Selling, general and administrative costs were $6,208,000 (30.7% of net revenues) for 2000 compared to $7,383,000 (30.7% of net revenues) for 1999. This decrease is primarily due to the elimination of the Company's outside sales force (approximately $400,000) and reduced legal expenses (approximately $750,000) in 2000 as compared to 1999.

  PLANT SHUTDOWN COSTS

     In the fourth quarter of 1999, the Company decided to discontinue its Brooklyn operations. The total charge against earnings in 1999 of approximately $3,220,000 resulting from eliminating the Brooklyn operation includes the lease termination payment of $1,150,000, a provision of $200,000 for plant repairs, the write-off of leasehold improvements of $1,778,000, severance and other costs for terminated employees of $730,000, less deferred rent previously expensed of $638,000. In 2000, the Company incurred an additional $53,000 in severance costs and in 2001, incurred a $68,000 loss on the disposal of assets from its Brooklyn facility.

  INTEREST EXPENSE

     Interest expense for 2001 increased by $807,000 or 26.6% over that of 2000 reflecting interest on borrowings under the Watson Term Loan. During 2001, the Company borrowed an additional $5,500,000 under the term loan.

     Interest expense for 2000 increased by 6.5% over that of 1999 reflecting interest on borrowings under the Watson Term Loan.

  AMORTIZATION OF DEFERRED DEBT DISCOUNT AND PRIVATE OFFERING COSTS

     In 2001, 2000 and 1999 the Company issued warrants and incurred costs associated with private placements and bridge financings. The value of warrants issued in 2001, 2000, and 1999, as determined by use of the Black-Scholes valuation model, was $310,000, $124,750, and $5,234,000 respectively. Additionally, the Company incurred approximately $907,000 of private offering costs in 1999. These amounts are being amortized over the life of the underlying debentures and notes which mature no later than March, 2003. Accordingly, the Company amortized $2,591,000, $2,448,000, and $1,825,000 in 2001, 2000, and
1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had cash and cash equivalents of $422,000 as compared to $697,000 at December 31, 2000. The Company had working capital deficiency at December 31, 2001 of ($8,276,000).

     In addition to the other strategic alliance transactions with Watson Pharmaceuticals, Inc. ("Watson") completed on March 29, 2000, the Company and Watson executed a Loan Agreement providing for Watson's extension of a $17,500,000 term loan to the Company (the "Watson Term Loan"). The Watson Term Loan provides for funding in installments upon the Company's request for advances and the provision to Watson of a supporting use of proceeds relating to each such advance. As of December 31, 2001, Watson had advanced the full $17.5 million available to the Company under the Watson Term Loan. The Watson Term Loan is secured by a first lien on all of the Company's assets, senior to the liens securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003. The net proceeds of the Watson Term Loan were used in part to satisfy certain bridge loans made by Galen Partners III, L.P. ("Galen") to the Company during 2000, to satisfy Company's payment obligations under the Settlement Agreement with the landlord of its Brooklyn, New York facility, to fund capital improvements and to fund the Company's working capital requirements.

     Pursuant to the terms of the Core Products Supply Agreement with Watson, Watson was required to purchase and pay for on a quarterly basis a minimum of $3,060,000 for products supplied by the Company under such Agreement. For the three quarters ending December 31, 2000, Watson had made an advance payment of approximately $4,402,000 as required under the terms of the Core Products Supply Agreement to be applied against future product purchases under such Agreement. The advance payments and any additional advance payments made by Watson under the Core Products Supply Agreement will require that the Company supply Watson with a like amount of products without additional payments from Watson at such time. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement (the "Core Products Amendment") providing (i) for a reduction of Watson's minimum purchase requirements from $3,060,000 to $1,500,000 per quarter, (ii) for an extension of Watson's minimum purchase requirements from the quarter ending September 30, 2001 to quarter ending September 30, 2002, (iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and (iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson as provided in Subsection (iii) above) in two (2) equal monthly installments on October 1, 2002 and November 1, 2002. As of December 31, 2001, Watson's advance payments were $4,147,000 and the Company has provided for the cost of satisfying its obligation to Watson.

     The Company secured bridge financing from Galen certain of Galen's affiliates and certain investors in the Company's 5% convertible senior secured debentures (collectively, the "Galen Group") in the aggregate amount of approximately $7,000,000 funded through five (5) separate bridge loan transactions during the period from August 15, 2001 through April 5, 2002 (collectively, the "2001/2002 Galen Bridge Loans"). $2,500,000 of the 2001/2002 Galen Bridge Loans were used by the Company to satisfy in full the Company's 10% convertible subordinated debentures in the principal amount of $2,500,000 issued in August 1996 and which matured on August 6, 2001. The remaining $4,500,000 balance of the 2001/2002 Galen Bridge Loans was used for working capital to fund continuing operations. The Galen Bridge Loans bear interest at the rate of 10% per annum and are secured by a lien on all the Company's assets, junior to the security interest granted to Watson under the Watson Term Loan but senior to the security interest granted to the holders of the Company's 5% convertible subordinated debentures issued in March, 1998 and May, 1999. The promissory notes issued in the 2001/2002 Galen Bridge Loans are convertible into common stock an average initial conversion price of $2.33 per share, which conversion price equals the average trading price of the Company's common stock for the 20 days preceding the closing date of each bridge loan advance. The conversion price of the promissory notes is subject to full-ratchet dilution protection to equal the lower purchase price/conversion price of the Company's securities issued in a subsequent offering. In consideration for the extension of the 2001/2002 Galen Bridge Loans, the Company issued to the Galen Group common stock purchase warrants to purchase an aggregate of 657,461 shares of the Company's common stock at an average initial exercise price of $2.22 per share. The exercise price of the Warrants is subject to full-ratchet dilution protection to equal the lower purchase price/conversion price of the Company's securities issued in a subsequent offering. The 2001/2002 Galen Bridge Loans mature on April 30, 2002.

     Until such time as the Company successfully develops and commercializes new finished dosage products and active pharmaceutical ingredients, of which there can be no assurance, the Company will continue to incur operating losses and negative cash flow. The Company estimates that the remaining proceeds of the 2001/2002 Galen Bridge Loans will be sufficient to satisfy the Company's working capital requirements only through May 15, 2002. The Company is in need of immediate additional financing in order to satisfy its obligations under the 2001/2002 Galen Bridge Loans which mature on April 30, 2002, as well as to fund continuing operations. Although the Company is in active discussions with certain third parties to obtain such financing, no assurance can be given that necessary financing will be available to the Company on acceptable terms, if at all.

     The Company has received a commitment from Galen Partners III, L.P. ("Galen") to (i) extend the maturity date of that portion of the 2001/2002 Galen Bridge Loans advanced by Galen and its affiliates (representing approximately $6,525,000 of the outstanding $7,000,000 in bridge financing provided to the Company), to January 1, 2003 (the "2001/2002 Bridge Loan Maturity Date Extension"), and (ii) fund the Company's working capital requirements through December 31, 2002 in the form of additional Bridge Financing under terms consistent with the 2001/2002 Galen Bridge Loans (the "2002 Galen Bridge Loan Commitment"). Reference is made to Item 13, Certain Relationships and Related Transactions, for a discussion of the terms of the 2001/2002 Bridge Loan Maturity Date Extension and the 2002 Galen Bridge Loan Commitment. The completion of the transactions contemplated by each of the 2001/2002 Galen Bridge Loan Maturity Date Extension and the 2002 Galen Bridge Loan Commitment is subject to the Company's receipt of the consent of each of Watson and the holders of the Company's outstanding debentures. In view of the consents obtained for the prior bridge financings provided to the Company, the Company anticipates that it will obtain the consent of each of Watson and the holders of the Company's outstanding debentures.

     The Company's efforts to obtain the approval of the U.S. Drug Enforcement Administration ("DEA") for a registration to import raw materials for use in production, including contesting pending third-party opposition proceedings, and the continuing development of the Company's Opiate Synthesis Technologies will continue through 2004. In order to fund continued operations, satisfy the 2001/2002 Galen Bridge Loans and to fund the continued development of the Company's Opiate Synthesis Technologies during the period from fiscal 2002 through and including 2004, which includes the completion of planned capital improvements to the Company's Culver, Indiana and Congers, NY facilities and the processing of the registrations and approvals required from the DEA (including funding the legal fees and related expenses in connection with pending opposition proceedings relating to the Company's request for a raw material import registration), the Company estimates that it will be required to obtain additional sources of financing or a third party equity investment of approximately $15.0 million (as such amount may be reduced to the extent of advances, if any, made by Galen to the Company under the 2002 Galen Bridge Loan Commitment). The Company is seeking additional funds through transactions related to its business lines as well as private financings and is currently in active negotiations with certain third parties relating to a private equity financing. There can be no assurance, however, that such ongoing negotiations will be successful or that other sources of financing will be available to the Company on acceptable terms, if at all. Failure to obtain such financing or equity investment may require the Company (i) significantly curtail product commercialization efforts, including the development and commercialization of the Opiate Synthesis Technologies, (ii) if available, obtain funding through arrangements with collaborative partners or others on terms that may require the Company to relinquish certain rights in its Opiate Synthesis Technologies, which the Company could otherwise pursue on its own, or that would significantly dilute the Company's stockholders (iii) significantly scale back or terminate operations, and/or (iv) seek relief under applicable bankruptcy laws. Any extended delay in obtaining necessary financing will result in the cessation of the Company's continuing development efforts relating to its Opiate Synthesis Technologies and will have a material adverse effect on the Company's financial condition and results of operations.

CAPITAL EXPENDITURES

     The Company's capital expenditures during 2001, 2000, and 1999 were $1,623,000, $2,962,000, and $918,000, respectively. The capital expenditures in 2001 is attributable to capital improvements to the Company's Congers, NY and Culver, Indiana facilities. In order for the Company to receive the Manufacturing Registration, specific improvements were made for security and related items to the Culver, Indiana facility. Additionally, expenditures were made to significantly improve and expand the manufacturing capabilities of both Congers, NY locations. The Company has budgeted for capital expenditures approximately $2,000,000 in fiscal 2002. Such amounts will be funded from the net proceeds of the contemplated private offering, of which no assurance can be given.

IMPACT OF INFLATION

     The Company believes that inflation did not have a material impact on its operations for the periods reported. Significant increases in labor, employee benefits and other expenses could have a material adverse effect on the Company's performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Michael K. Reicher....................  55    Chairman of the Board of Directors and
                                              Chief Executive Officer
Gerald F. Price.......................  54    President and Chief Operating Officer
                                              and Director
Peter A. Clemens......................  49    Vice President, Chief Financial
                                              Officer and Director
Bruce F. Wesson.......................  59    Director
Alan J. Smith.........................  72    Director
William A. Sumner.....................  64    Director
William Skelly........................  51    Director
Srini Conjeevaram.....................  43    Director
Zubeen Shroff.........................  37    Director
Joel D. Liffmann......................  41    Director
James Emigh...........................  46    Vice President -- Operations
Phyllis A. Lambridis..................  40    Vice President -- Corporate Compliance
Ignacio Sanchez.......................  54    Vice President and General Manager of
                                              Houba, Inc.
Carol Whitney.........................  55    Vice President -- Administration
Robert A. Seiser......................  38    Treasurer and Corporate Controller

     Michael K. Reicher has been Chairman of the Board of Directors since June 29, 2000 and Chief Executive Officer and a Director of the Company since February 19, 1998. In 1980, Mr. Reicher founded UDL Laboratories, Inc., a manufacturer of generic pharmaceuticals, and served as its President through February 1998. In February 1996, UDL Laboratories, Inc. was purchased by Mylan Laboratories, Inc., and Mr. Reicher remained in the office of President until joining the Company in February 1998.

     Gerald F. Price has been President and Chief Operating Officer since December 14, 2000 and a Director of the Company since August 15, 2000. From August 15, 2000 to December 14, 2000 Mr. Price was Vice President of the Company. From 1990 until joining the Company, Mr. Price was employed by Barr Laboratories, Inc., a generic pharmaceutical company, as Vice President, Manufacturing and Engineering and then as Vice President of Business Development. Prior to 1990, Mr. Price served for five years as Vice President of Manufacturing for the Lancome Division of L'Oreal of Paris.

     Peter A. Clemens has been the Vice President and Chief Financial Officer of the Company since February 1998 and a Director of the Company since June 1998. From February, 1988 until joining the Company, Mr. Clemens was employed by TC Manufacturing Co., Inc. ("TC") which, through its various subsidiaries and divisions, manufactures generic pharmaceuticals, industrial coatings and flexible packaging.

Mr. Clemens was TC's President from February, 1996 through February, 1998. Prior to that time, he held the position of Vice President and Chief Financial Officer.

     Bruce F. Wesson has been a Director of the Company since March 1998. Mr. Wesson is President of Galen Associates, a health care venture firm, and a General Partner of Galen Partners III, L.P. Prior to January 1991, he was Senior Vice President and Managing Director of Smith Barney, Harris Upham & Co. Inc., an investment banking firm. He currently serves on the Boards of Witco Corporation, a publicly traded company, and several privately held companies. Mr. Wesson earned a degree from Colgate University and a Masters of Business Administration from Columbia University.

     Srini Conjeevaram has been a Director of the Company since March 1998. Mr. Conjeevaram is Chief Financial Officer of Galen Associates, a health care venture firm, and a General Partner of Galen Partners III, L.P. Prior to January 1991, he was an Associate in Corporate Finance at Smith Barney, Harris Upham & Co. Inc. from 1989 to 1990 and a Senior Project Engineer for General Motors Corporation from 1982 to 1987. Mr. Conjeevaram serves as a Director of Derma Sciences, Inc., a publicly traded company. He earned a Bachelor of Science degree in Mechanical Engineering from Madras University, a Masters of Science degree in Mechanical Engineering from Stanford University, and a Masters of Business Administration from Indiana University.

     Alan J. Smith, Ph.D. has been a Director of the Company since 1995. Since 1991, Dr. Smith has been a management consultant specializing in pharmaceutical quality management, quality control, quality assurance and auditing, the Food and Drug Administration's Current Good Manufacturing Practice regulations and technology training, documentary systems and stability programming. From 1985 to 1991, he was Corporate Director of Quality Affairs for Whitehall Laboratories, a Division of American Home Products Corporation. Dr. Smith holds B.Sc. and Ph.D. degrees from the University of London.

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

     William Skelly has been a Director of the Company since May 1996 and served as Chairman of the Company from October 1996 through June 2000. Since 1990, Mr. Skelly has served as Chairman, President and Chief Executive Officer of Central Biomedia, Inc. and its subsidiary SERA, Inc., companies involved in the animal health industry including veterinary biologicals and custom manufacturing of animal sera products. From 1985 to 1990, Mr. Skelly served as President of Martec Pharmaceutical, Inc., a distributor and manufacturer of human generic prescription pharmaceuticals.

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

     Joel D. Liffmann has been a Director of the Company since 1999. Mr. Liffmann is a General Partner of Oracle Partners, L.P. Prior to joining Oracle Partners in 1996, Mr. Liffmann was Senior Vice President of Business Development at Merck-Medco, Inc. Prior to such time, Mr. Liffmann was Vice President/Business Development at Medco Containment Services and Vice President of Equity Research and later was Vice President of Corporate Finance at Drexel Burnham Lambert. Mr. Liffmann holds a degree from Boston University.

     James Emigh has been Vice President -- Operations since February 2000. Mr. Emigh joined the Company in May, 1998 as Executive Director of Customer Relations. From 1991 until joining the Company, Mr. Emigh was employed by Organon, Inc., a pharmaceutical company, in various management positions and most recently as its Director of Managed Care and Trade Relations. Mr. Emigh holds a Bachelor of Pharmacy from Washington State University and a Masters of Business Administration from George Mason University.

     Phyllis A. Lambridis has been Vice President -- Corporate Compliance since March 19, 2001. From 1998 until joining the Company, Ms. Lambridis was employed by Schein Pharmaceutical, Inc. (subsequently acquired by Watson Pharmaceuticals, Inc. in 2000) as its Director, Corporate Quality Standards, Policies & Systems. From 1987 to 1998 Ms. Lambridis was employed by Barr Laboratories, Inc. in a number of quality and regulatory positions, most recently as Director of Regulatory Compliance. Ms. Lambridis holds a Masters of Science in Bacteriology from Wagner College and a Bachelor of Arts in Microbiology from Rutgers College.

     Ignacio H. Sanchez Ph.D. has been Vice President and General Manager of Houba, Inc., the Company's Culver, Indiana manufacturing operations since July 30, 2001. From 1984 through mid 1993, Dr. Sanchez worked for Syntex Pharmaceuticals (Boulder, CO). From 1993 until 2000, Dr. Sanchez was with Great Lakes Fine Chemicals (West Lafayette, IN). From 2000 until joining the Company, Dr. Sanchez held several positions with Siegfried CMS AG and its U.S. subsidiary, Ganes Chemicals, Inc., lastly as Business Director (East
Coast -- USA) and Vice President, Chemical Development -- USA for Siegfried Ventures. Dr. Sanchez is a former Professor of Chemistry at the National University of Mexico, Mexico City and received a Ph. D. degree in Organic Chemistry from the University of British Columbia, Vancouver, Canada.

     Carol Whitney has been Vice President -- Administration since April 1998. From 1992 until joining the Company, Ms. Whitney served as Director of Human Resources for UDL Laboratories, Inc., a generic pharmaceutical manufacturer located in Rockford, Illinois.

     Robert Seiser has been Treasurer and Corporate Controller since March 1998. From 1992 until joining the Company, Mr. Seiser served as Treasurer and Corporate Controller of TC Manufacturing Co., Inc., a privately held company based in Evanston, Illinois, which, through its various subsidiaries and divisions, manufactures generic pharmaceuticals, industrial coatings and flexible packaging. Mr. Seiser is a Certified Public Accountant and earned a Bachelor of Business Administration from Loyola University of Chicago.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Common Stock of the Company, to file reports of ownership and changes of ownership with the Commission and, during the period in which the Company's common stock was traded on the American Stock Exchange, the AMEX. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes the Directors, executive officers and greater than ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements during the year ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth a summary of the compensation paid by the Company for services rendered in all capacities to the Company during the fiscal years ended December 31, 2001, 2000 and 1999 to the

Company's Chief Executive Officer and the next four highest compensated executive officers of the Company (the "named executive officers") whose total annual compensation for 2001 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM COMPENSATION
                                                                           -------------------------
                                           ANNUAL COMPENSATION             SECURITIES
                                  --------------------------------------   UNDERLYING
                                                            OTHER ANNUAL     STOCK       ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR    SALARY    BONUS   COMPENSATION    OPTIONS     COMPENSATION
---------------------------       ----   --------   -----   ------------   ----------   ------------
Michael K. Reicher..............  2001   $191,346     0          $--             --          $--
  Chairman and Chief              2000    175,000     0          --         225,000          --
  Executive Officer               1999    175,000     0          --         100,000          --
Gerald F. Price(1)..............  2001   $176,346     0          $--             --          $--
  President and Chief             2000     49,846     0          --         850,000          --
  Operating Officer
Peter A. Clemens................  2001   $149,807     0          $--             --          $--
  Vice President and Chief        2000    140,000     0          --         225,000          --
  Financial Officer               1999    140,000     0          --         100,000          --
Phyllis A. Lambridis(2).........  2001   $115,384     0          $--         75,000          $--
  Vice President -- Corporate
  Compliance
James Emigh.....................  2001   $125,000     0          $--         25,000          $--
  Vice President -- Operations    2000    125,000     0          --          90,000          --
                                  1999    120,000     0          --          16,000          --

---------------

(1) Mr. Price was appointed Vice President and Chief Operating Officer effective August 15, 2000 and appointed President effective December 14, 2000.

(2) Ms. Lambridis was appointed Vice President -- Corporate Compliance effective March 19, 2001.

OTHER COMPENSATORY ARRANGEMENTS

     Executive Officers and key employees participate in medical and disability insurance plans provided to all non-union employees of the Company. The Company also provides an automobile allowance to certain of its executive officers. Although the Company is unable to assign a precise value to the possible personal benefit derived from the use of the automobiles, the Company believes that, as to each officer, such personal benefit amount is less than the lesser of $6,000 or 10% of such officer's compensation reported above in the Summary Compensation Table.

EMPLOYMENT AGREEMENTS

     Michael K. Reicher is employed pursuant to an Employment Agreement effective as of March 10, 1998, which after giving effect to amendments dated May 24, 2000 and May 4, 2001, provides that Mr. Reicher will serve as the Company's Chief Executive Officer for a term expiring April 30, 2005. The Agreement provides for an annual base salary of $200,000 plus the payment of an annual bonus to be determined based on the satisfaction of such targets, conditions or parameters as may be set from time to time by the Compensation Committee of the Board of Directors. No bonus was paid for fiscal 2001. The Employment Agreement also provides for the grant of stock options on March 10, 1998 to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $2.375 per share (representing the closing price for the Company's common stock as reported by the American Stock Exchange ("AMEX") on the day preceding the grant of the option), which options vest in equal increments of 62,500 option shares at the end of each quarterly period during the term of the Agreement (as such vesting schedule may be amended by mutual agreement between Mr. Reicher and the Board of Directors). The Employment Agreement also permits the Company to repurchase the vested portion of Mr. Reicher's options upon his termination for cause (as defined in the

Agreement) or his resignation (other than for "Good Reason" as defined therein), at a purchase price equal to the position difference, if any, between the average of the Closing Price of the Company's common stock as reported by the AMEX for the five trading days prior to the date of termination or resignation, multiplied by the number of option shares which, as of the date of termination, are vested under the option. The Employment Agreement contains standard termination provisions, including upon death, disability, for cause (as defined in the Agreement) and without cause. In the event the Employment Agreement is terminated by the Company without cause or by Mr. Reicher for Good Reason (as defined in the Agreement), the Company is required to pay Mr. Reicher an amount equal to $350,000 or twice his then base salary, whichever is greater, payable in 24 equal monthly installments and to continue to provide Mr. Reicher coverage under the Company's then existing benefit plans, including medical and life insurance, for a term of 24 months. The Employment Agreement permits Mr. Reicher to terminate the Agreement in the event of a change of control and for Good Reason (as defined in the Agreement). The Agreement also restricts Mr. Reicher from disclosing, disseminating or using for his personal benefit or for the benefit of others confidential or proprietary information (as defined in the Employment Agreement) and, provided the Company has not breached the terms of the Employment Agreement, from competing with the Company at any time prior to two years after the earlier to occur of the expiration of the term and the termination of his employment.

     Peter A. Clemens is employed pursuant to an Employment Agreement effective as of March 10, 1998, which after giving effect to amendments dated June 28, 2000 and May 4, 2001, provides that Mr. Clemens will serve as the Company's Vice President and Chief Financial Officer for a term expiring April 30, 2005. The Employment Agreement provides an annual base salary of $155,000 plus the payment of an annual bonus to be determined based on the satisfaction of such targets, conditions or parameters as may be determined from time to time by the Compensation Committee of the Board of Directors. No bonus was paid for fiscal 2001. The Employment Agreement also provides for the grant of stock options on March 10, 1998 to purchase 300,000 shares of the Company's common stock at an exercise price of $2.375 per share, which options vest in equal increments of 25,000 option shares at the end of each quarterly period during the term of the Employment Agreement (as such vesting schedule may be amended by mutual agreement of Mr. Clemens and the Board of Directors). The remaining terms of Mr. Clemens' Employment Agreement with the Company are substantially identical to that of Mr. Reicher.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company receive no additional or special remuneration for their services as Directors. Directors who are not employees of the Company receive an annual grant of options to purchase 10,000 shares of the Company's common stock (15,000 shares in the case of the Chairman of the Board) and $500 for each meeting attended ($250 in the case of telephonic meetings). The Company also reimburses Directors for travel and lodging expenses, if any, incurred in connection with attendance at Board meetings. Directors who serve on any of the Committees established by the Board of Directors receive $250 for each Committee meeting attended unless held on the day of a full Board meeting.

STOCK OPTION PLANS

     The Company currently maintains two stock option plans adopted in 1995 and 1998, respectively. The Company in the past has used, and will continue to use, stock options to attract and retain key employees in the belief that employee stock ownership and stock-related compensation devices encourage a community of interest between employees and shareholders.

     The 1995 Stock Option Plan. In September 1995, the Company established the 1995 Halsey Drug Co., Inc. Stock Option and Restricted Stock Purchase Plan (the "1995 Stock Option Plan"). Under the Plan, the Company may grant options to purchase up to 1,000,000 shares of the Company's Common Stock. Incentive Stock Options ("ISO's") may be granted to employees of the Company and its subsidiaries and non-qualified options may be granted to employees, directors and other persons employed by, or performing services for, the Company and its subsidiaries. Subject to the Plan, the Stock Option Committee determines the persons to whom grants are made and the vesting, timing, amounts and other terms of such grants. An employee may not receive ISO's exercisable in any one calendar year for shares with a fair market value on the date of grant in excess of $100,000. No quantity limitations apply to the grant of non-qualified stock options.

     As of April 1, 2002, ISO's to purchase 737,013 shares and non-qualified options to purchase 257,780 shares have been granted under the 1995 Stock Option Plan, leaving 5,207 shares available for grant under the Plan. The average per share exercise price for all outstanding options under the 1995 Stock Option Plan is approximately $1.46. No exercise price of an ISO was set at less than 100% of the fair market value of the underlying Common Stock, except for grants made to any person who owned stock possessing more than 10% of the total voting power of the Company, in which case the exercise price was set at not less than 110% of the fair market value of the underlying Common Stock.

     The 1998 Stock Option Plan. The 1998 Stock Option Plan was adopted by the Board of Directors in April 1998 and approved by the Company's shareholders in June 1998. The 1998 Stock Option Plan was amended by the Board of Directors in April 1999 to increase the number of shares available for the grant of options under the Plan from 2,600,000 to 3,600,000 shares. The Company's shareholders ratified the Plan amendment on August 19, 1999. The 1998 Stock Option Plan was further amended by Board of Directors in April, 2001 to increase the number of shares available for grant of options under the Plan from 3,600,000 to 8,100,000 shares. The Company's shareholders ratified the Plan amendment on June 14, 2001. The 1998 Stock Option Plan permits the grant of ISO and non-qualified stock options to purchase shares of the Company's Common Stock. As of April 1, 2002, ISO's to purchase 1,850,817 shares and non-qualified options to purchase 1,948,800 shares have been granted under the 1998 Stock Option Plan, leaving 4,300,383 shares available for grant under the Plan. The average per share exercise price for all outstanding options under the 1998 Stock Option Plan is approximately $1.94. No exercise price of an ISO was set at less than 100% of the fair market value of the underlying Common Stock, except for grants made to any person who owned stock possessing more than 10% of the total voting power of the Company, in which case the exercise price was set at not less than 110% of the fair market value of the underlying Common Stock. Subject to the terms of the 1998 Stock Option Plan, the Stock Option Committee determines the persons to whom grants are made and the vesting, timing, amounts and other terms of the such grant. An employee may not receive ISO's exercisable in any one calendar year for shares with a fair market value on the date of grant in excess of $100,000. No quantity limitations apply to the grant of non-qualified stock options.

                             OPTION GRANTS IN 2001

     The following table presents information regarding grants of options to purchase shares of the Company's Common Stock for each of the named executive officers receiving option grants in 2001:

                                                              INDIVIDUAL GRANTS
                               --------------------------------------------------------------------------------
                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED
                               NUMBER OF                                                 ANNUAL RATES OF STOCK
                               SECURITIES   PERCENT OF TOTAL                            PRICE APPRECIATION FOR
                               UNDERLYING   OPTIONS GRANTED    EXERCISE                     OPTION TERM(3)
                                OPTIONS       TO EMPLOYEES     PRICE PER   EXPIRATION   -----------------------
NAME                            GRANTED      IN FISCAL YEAR    SHARE(1)       DATE          5%          10%
----                           ----------   ----------------   ---------   ----------   ----------   ----------
Michael K. Reicher...........        --            --%           $  --          --       $    --      $    --
Gerald F. Price..............        --            --%           $  --          --       $    --      $    --
Peter A. Clemens.............        --            --%           $  --          --       $    --      $    --
Phyllis A. Lambridis.........    50,000(2)        9.4%           $1.01        2011       $31,500      $80,500
                                 25,000(2)        4.6%           $2.46        2011       $38,750      $98,000
James Emigh..................    25,000(2)        4.6%           $2.46        2011       $38,750      $98,000

---------------

(1) The exercise price represents the fair market value or a premium to market value at the date of grant.

(2) Vests in twenty five percent (25%) annual increments commencing on the one year anniversary of grant.

(3) The dollar amounts in these columns represent the potential realizable value of each option assuming that the market price of the Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by regulation and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

     No stock options were exercised by the named executive officers during 2001. The following table presents information regarding the value of options outstanding at December 31, 2001 for each of the named executive officers.

                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                OPTIONS AT FISCAL YEAR END       AT FISCAL YEAR END(1)
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Michael K. Reicher............................   1,131,250       293,750       $ 93,344       $191,531
Gerald F. Price...............................     212,500       637,500       $209,312       $627,938
Peter A. Clemens..............................     406,250       218,750       $ 70,906       $124,219
Phyllis Lambridis.............................          --        75,000             --       $ 50,000
James Emigh...................................      45,500       105,500       $ 21,567       $ 40,342

---------------

(1) Value is based upon the average of the closing bid and ask price of $2.01 per share at December 31, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consisted of Messrs. Wesson, Conjeevaram, Skelly and Reicher during fiscal 2001. During 2001, except for Mr. Reicher, there were no Compensation Committee interlocks or insider participation in compensation decisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Common Stock, as of April 1, 2002 for individuals or entities in the following categories: (i) each of the Company's Directors and nominees for Directors; (ii) the Chief Executive Officer and other executive officers of the Company whose total annual compensation for 2001 exceeded $100,000 (the "named executive officers"); (iii) all Directors and executive officers as a group; and (iv) each person known by the Company to be a beneficial owner of more than 5% of the Common Stock. Unless indicated otherwise, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

                                                                AMOUNT       PERCENT
NAME OF BENEFICIAL OWNER                                       OWNED(1)      OF CLASS
------------------------                                      ----------     --------
Galen Partners III, L.P. ...................................  30,726,876(2)   67.10%
  610 Fifth Avenue, 5th Floor
  New York, New York 10020
Galen Partners International III, L.P. .....................   3,169,120(3)   17.38%
  610 Fifth Avenue, 5th Floor
  New York, New York 10020
Oracle Strategic Partners, L.P. ............................  10,089,934(4)   40.11%
  712 Fifth Ave, 45th Floor
  New York, New York 10019
Hemant K. Shah and Varsha H. Shah...........................   1,589,135(5)    9.54%
  29 Christy Drive
  Warren, New Jersey 07059
Dennis Adams................................................   2,032,004(6)   11.88%
  120 Kynlyn Road
  Radnor, Pennsylvania 19807

                                                                AMOUNT       PERCENT
NAME OF BENEFICIAL OWNER                                       OWNED(1)      OF CLASS
------------------------                                      ----------     --------
Michael and Susan Weisbrot..................................   1,198,562(7)    7.37%
Michael K. Reicher..........................................   1,420,295(8)    8.62%
Gerald F. Price.............................................     654,103(9)    4.16%
William Skelly..............................................     192,500(10)   1.26%
Bruce F. Wesson.............................................          --          *
Srini Conjeevaram...........................................          --          *
Alan J. Smith...............................................      71,176(11)      *
William A. Sumner...........................................      42,500(12)      *
Zubeen Shroff...............................................          --          *
Peter A. Clemens............................................     618,733(13)   3.95%
Joel D. Liffmann............................................          --          *
Phyllis Lambridis...........................................      37,500(14)      *
James Emigh.................................................     119,500(15)      *
All Directors and executive officers as a group (15
  persons)..................................................   3,336,208(16)  18.13%

---------------

  * Represents less than 1% of the outstanding shares of the Company's Common Stock.

 (1) The information with respect to Hemant K. Shah and Varsha H. Shah, Dennis Adams and Michael and Susan Weisbrot, is based upon filings with the Commission and/or information provided to the Company.

 (2) Includes (i) 17,874,129 shares issuable upon conversion of Debentures, (ii) 5,283,278 shares issuable upon exercise of Warrants, (iii) 1,556,694 shares issuable upon exercise of common stock purchase warrants issued in connection with the Bridge Loans, (iv) 3,133,366 shares issuable upon conversion of debentures issued in lieu of quarterly cash interest payments, (v) 2,751,909 shares issuable upon conversion of Bridge Loans, and (vi) 127,500 shares subject to stock options.

 (3) Includes (i) 1,894,532 shares issuable upon conversion of Debentures, (ii) 561,020 shares issuable upon exercise of Warrants, (iii) 130,845 shares issuable upon exercise of common stock purchase warrants issued in connection with Bridge Loans, and (iv) 333,638 shares issuable upon conversion of debentures issued in lieu of quarterly cash interest payments, and (v) 249,085 shares issuable upon conversion of Bridge Loan promissory notes.

 (4) Includes (i) 7,122,508 shares issuable upon conversion of the 1999 Debentures, (ii) 2,020,200 shares issuable upon exercise of the 1999 Warrants (iii) 22,500 shares subject to stock options, and (iv) 924,726 shares issuable upon conversion of debentures issued in lieu of quarterly cash interest payments.

 (5) Includes (i) 936,168 shares issuable upon conversion of Debentures, (ii) 261,782 shares issuable upon exercise of Warrants, (iii) 17,338 shares issuable upon exercise of common stock purchase warrants issued in connection with Bridge Loans, and (iv) 39,573 shares issuable upon conversion of Bridge Loan promissory notes.

 (6) Includes (i) 1,247,329 shares issuable upon conversion of Debentures, and
     (ii) 369,987 shares issuable upon exercise of Warrants.

 (7) Includes (i) 667,067 shares issuable upon conversion of Debentures, (ii) 193,357 shares issuable upon exercise of Warrants, (iii) 5,475 shares issuable upon exercise of common stock purchase warrants issued in connection with the Bridge Loan Transactions, and (iv) 42,525 shares issuable upon conversion of the Bridge Loan promissory notes.

 (8) Includes (i) 111,152 shares issuable upon conversion of Debentures, (ii) 39,665 shares issuable upon exercise of Warrants, (iii) 23,241 issuable upon conversion of debentures issued in lieu of quarterly cash interest payments and (iv) 1,237,500 shares subject to currently exercisable common stock purchase options.

 (9) Includes 212,500 shares subject to currently exercisable common stock purchase options.

(10) Includes 182,500 shares subject to currently exercisable common stock purchase options.

(11) Includes (i) 42,500 shares subject to currently exercisable common stock purchase options, (ii) 18,349 shares issuable upon conversion of Debentures, (iii) 5,342 shares issuable upon exercise of commons stock purchase warrants, and (iv) 925 shares issuable upon exercise of common stock purchase warrants issued in connection with the Bridge Loans.

(12) Includes 42,500 shares subject to currently exercisable common stock purchase options.

(13) Includes (i) 88,346 shares issuable upon conversion of Debentures, (ii) 26,443 shares issuable upon exercise of Warrants, (iii) 13,074 issuable upon conversion of debentures issued in lieu of quarterly cash interest payments and (iv) 487,500 shares subject to currently exercisable common stock purchase options.

(14) Includes 12,500 shares subject to currently exercisable stock options.

(15) Includes 74,500 shares subject to currently exercisable stock options.

(16) Includes 2,792,538 shares which Directors and executive officers have the right to acquire within the next 60 days through the conversion of Debentures, exercise of Warrants, exercise of Warrants issued in connection with Bridge Loans and the exercise of outstanding options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On March 10, 1998, the Company completed a private offering of securities (the "Galen Offering") to Galen Partners III, L.P., Galen Partners International, L.P., Galen Employee Fund III, L.P., (collectively "Galen") and each of the purchasers listed on the signature page to a certain Debenture and Warrant Purchase Agreement dated March 10, 1998 (inclusive of Galen, collectively the "Galen Investor Group"). The securities issued in the Offering consisted of 5% convertible senior secured debentures (the "1998 Debentures") and common stock purchase warrants. After giving effect to the Company's issuance of additional debentures to Galen in satisfaction of interest payments under the 1998 Debentures and the 1999 Debentures described below, an aggregate of approximately 29,193,483 shares are issuable to Galen upon conversion of outstanding convertible debentures and exercise of outstanding common stock purchase warrants issued to Galen. See "Security Ownership of Certain Beneficial Owners and Management."

     Each of Messrs. Wesson, Conjeevaram and Shroff, nominees to the Board of Directors, are designees of the Galen Investor Group pursuant to the terms of the Galen Offering Purchase Agreement which provides, among other things, that the Company must nominate and appoint to the Board of Directors, subject to shareholder approval, three designees of the Galen Investor Group for so long as the 1998 Debentures and Warrants remain outstanding. Each of Messrs. Wesson, Conjeevaram and Shroff is a General Partner of Galen Associates, an affiliate of each of the Galen entities included in the Galen Investor Group.

     The Company secured bridge financing from Galen and certain other lenders in the aggregate amount of approximately $7,000,000, funded through five separate bridge loan transactions during the period from August 15, 2001 through April 5, 2002 (collectively, the "2001/2002 Galen Bridge Loans"). Approximately $6,525,000 in aggregate principal amount of the 2001/2002 Galen Bridge Loans was advanced by Galen with a balance of approximately $475,000 advance by certain members of the Galen Investor Group. The 2001/2002 Galen Bridge Loans accrue interest at the rate of 10% per annum, are secured by a lien on all the Company's assets and have a maturity date of April 30, 2002. In consideration for the extension of the 2001/2002 Galen Bridge Loans, the Company issued common stock purchase warrants to Galen to purchase an aggregate of 586,860 shares of the Company's common stock. The warrants issued pursuant to the 2001/2002 Galen Bridge Loans have an exercise price equal to the fair market value of the Company's common stock on the date of issuance of such warrant, subject to full-ratchet dilution protection to equal the lower purchase price/conversion price of the Company's securities issued in a subsequent offering. The 2001/2002 Galen Bridge Loans were obtained by the Company in order to provide necessary working capital.

     The Company has received a commitment from Galen to (i) extend the maturity date of that portion of the 2001/2002 Galen Bridge Loans advanced by Galen (representing approximately $6,525,000 of the outstanding $7,000,000 in bridge financing provided to the Company), to January 1, 2003 (the "2001/2002 Bridge Loan Maturity Date Extension"), and (ii) fund the Company's working capital requirements through December 31, 2002 in the form of additional bridge loan financing (the "2002 Galen Bridge Loan Commitment"). Under the general terms agreed to between the Company and Galen, in consideration for the 2001/2002 Bridge Loan Maturity Date Extension, the Company would issue common stock purchase warrants to Galen to purchase an aggregate of approximately 1,733,000 shares of the Company's common stock, representing 100,000 shares of the Company's common stock for each $1,000,000 in bridge financing provided under the 2001/2002 Galen Bridge Loans for each 90 days of maturity date extension through January 1, 2003.

     With respect to the 2002 Galen Bridge Loan Commitment, advances under the commitment would be made from time to time based upon the Company's working capital requirements, would bear interest at the rate of 10% per annum, would be secured by a lien on all the Company's assets and would have a maturity date of December 31, 2002. The promissory notes to be issued pursuant to the 2002 Galen Bridge Loan Commitment would be convertible into the Company's common stock at a conversion price equal to the average of the trading price for the Company's common stock for the 20 trade days proceeding the issuance of each promissory note, subject to full-ratchet dilution protection to equal the lower purchase price/conversion price of the Company's securities issued in a subsequent offering. In consideration for Galen's agreement to provide the 2002 Galen Bridge Loan Commitment, the Company will issue to Galen a common stock purchase warrant exercisable for 600,000 shares of the Company's common stock at an exercise price equal to the average trading price for the Company's common stock for the 20 trading days preceding the issuance of the warrant. In addition, the Company will issue additional common stock purchase warrants to Galen exercisable for up to 1,200,000 shares of the Company's common stock, issued in installments as advances are made to the Company under the 2002 Galen Bridge Loan Commitment. The number of warrants issuable by the Company for each advance will equal 100,000 shares of the Company's common stock for each $1,000,000 in additional bridge financing provided to the Company having a term of 90 days. Such additional warrants will have an exercise price equal to the average trading price of the Company's common stock for the 20 trading days preceding the issuance of each such warrant, subject to full-ratchet dilution protection to equal the lower purchase price/conversion price of the Company's securities issued in a subsequent offering. The completion of the transaction contemplated by each of the 2001/2002 Bridge Loan Maturity Date Extension and the 2002 Galen Bridge Loan Commitment is subject to the Company's receipt of the consent of each of Watson and the holders of the Company's outstanding debentures. In view of the consents obtained for the prior bridge financings provided to the Company, the Company anticipates it will obtain the consents of Watson and the holders of the Company's outstanding debentures.

     Galen controls approximately 69% of the Company's voting securities (without giving effect to the conversion of other convertible securities issued by the Company). Holders of the 1998 Debentures are permitted to vote on all matters submitted to a vote of shareholders, voting together with holders of common stock as one class and having such number of votes as equals the number of votes represented by the common stock that would be acquired upon conversion of such debentures into common stock. Accordingly, Galen possesses sufficient voting rights to control the nomination and election of the board of directors of the Company without the need to convert its debentures into common stock.

     On May 26, 1999, the Company completed a private offering of securities for an aggregate purchase price of up to approximately $22.8 million (the "Oracle Offering"). The securities issued in the Oracle Offering consist of 5% convertible senior secured debentures (the "1999 Debentures") and common stock purchase warrants (the "1999 Warrants"). The 1999 Debentures and 1999 Warrants were issued by the Company pursuant to a certain Debenture and Warrant Purchase Agreement dated May 26, 1999 (the "Oracle Purchase Agreement") by and among the Company, Oracle Strategic Partners, L.P. ("Oracle") and such other investors in the Company's March 10, 1998 Offering electing to participate in the Oracle Offering (inclusive of Oracle, collectively, the "Oracle Investor Group"). On the closing date of the Oracle Offering, the Company issued an aggregate of approximately $12,862,000 in principal amount of 1999 Debentures. In accordance with the Oracle Purchase Agreement, Oracle funded an additional $5 million investment installment on July 27, 1999. Pursuant to an agreement reached between the Company and Oracle on March 20, 2000, the final $5 million investment to be made to Oracle has been waived.

     The holders of the 1999 Debentures (including Oracle) are permitted to vote on all matters submitted to a vote of shareholders of the Company, voting together with holders of common stock as one class and having such number of votes as equals the number of votes represented by the common stock that would be acquired upon conversion of the 1999 Debentures into common stock. Accordingly, Oracle controls a significant percentage of the Company's common stock without the need to convert the 1999 Debentures into common stock. The Oracle Purchase Agreement also provides that the Company must nominate and appoint to the Board of Directors, subject to shareholder approval, one designee of the Oracle Investor Group for so long as the 1999 Debentures and 1999 Warrants remain outstanding. Mr. Joel D. Liffmann, a current member of the Board of Directors, is a designee of the Oracle Investor Group and is a General Partner of Oracle Partners, L.P.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements -- See Index to Financial Statements.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

     (c) Exhibits

     The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
  3.1      Certificate of Incorporation and amendments (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on 10-K for the year ended December 31, 1999).
  3.2      Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1993).
  3.3      Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report Form 10-K for the year
           ended December 31, 1998 (the "1998 Form 10-K")).
 10.1      Credit Agreement, dated as of December 22, 1992, among the
           Registrant and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1992
           (the "1992 Form 10-K")).
 10.2      Amendment Two, dated as of January 12, 1994, to Credit
           Agreement among the Registrant and The Chase Manhattan Bank,
           N.A., together with forms of Stock Warrant and Registration
           Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K")).
 10.3      Amendment Three, dated as of May 31, 1994, to Credit
           Agreement among the Registrant and The Chase Manhattan Bank,
           N.A. (incorporated by reference to Exhibit 6(a) to the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).
 10.4      Amendment Four, dated as of July 1994, to Credit Agreement among the Registrant and The Chase Manhattan Bank, N.A.
           (incorporated by reference to Exhibit 6(a) to the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
 10.5      Amendment Five, dated as of March 21, 1995, to Credit
           Agreement among the Registrant and The Chase Manhattan Bank,
           N.A. (incorporated by reference to Exhibit 10.7 to the
           Registrant's Current Report on Form 8-K dated March 21, 1995
           (the "March 8-K")).
 10.5(1)   Form of Warrants issued to The Bank of New York, The Chase
           Manhattan Bank, N.A. and the Israel Discount Bank
           (incorporated by reference to Exhibit 10.5(i) to the
           Registrant's Annual Report on Form 10-K for the year ended
           December 31, 1995 (the "1995 Form 10-K")).
 10.5(2)   Letter Agreement, dated July 10, 1995, among Halsey Drug
           Co., Inc., The Chase Manhattan Bank, N.A., The Bank of New
           York and Israel Discount Bank of New York (incorporated by reference to Exhibit 6(a) to the Registrant's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1995 (the
           "June 10-Q")).
 10.5(3)   Letter Agreement, dated November 16, 1995, among Halsey Drug
           Co., Inc., The Chase Manhattan Bank, N.A., The Bank of New
           York and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.25(iv) to the 1995 10-K).
 10.5(4)   Amendment 6, dated as of August 6, 1996, to Credit Agreement among Halsey Drug Co., Inc., The Chase Manhattan Bank, N.A.,
           The Bank of New York and Israel Discount Bank of New York
           (incorporated by reference to Exhibit 10.1 to Amendment No.
           1 to the Registrant's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1996 (the "June 1996 10-Q").
 10.5(5)   Letter Agreement, dated March 25, 1997 among Halsey Drug
           Co., Inc., The Chase Manhattan Bank, as successor in
           interest to The Chase Manhattan Bank (National Association),
           The Bank of New York and Israel Discount Bank.
 10.6      Agreement Regarding Release of Security Interests dated as of March 21, 1995 by and among the Company, Mallinckrodt
           Chemical Acquisition, Inc. and The Chase Manhattan Bank,
           N.A. (incorporated by reference to Exhibit 10.9 of the March
           8-K).
 10.7      Consulting Agreement dated as of September, 1993 between the
           Registrant and Joseph F. Limongelli (incorporated by
           reference to Exhibit 10.6 to the 1993 Form 10-K).
 10.8      Employment Agreement, dated as of January 1, 1993, between the Registrant and Rosendo Ferran (incorporated by reference to Exhibit 10.2 to the 1992 Form 10-K).
 10.10(1)  Halsey Drug Co., Inc. 1984 Stock Option Plan, as amended
           (incorporated by reference to Exhibit 10.3 to the 1992 Form
           10-K).
 10.10(2)  Halsey Drug Co., Inc. 1995 Stock Option and Restricted Stock
           Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File
           No. 33-98396).
 10.10(3)  Halsey Drug Co., Inc. Non-Employee Director Stock Option
           Plan.
 10.11     Leases, effective February 13, 1989 and January 1, 1990,
           respectively, among the Registrant and Milton J. Ackerman,
           Sue Ackerman, Lee Hinderstein, Thelma Hinderstein and
           Marilyn Weiss (incorporated by reference to Exhibits 10.6
           and 10.7, respectively, to the Registrant's Annual Report on
           Form 10-K for the year ended December 31, 1989).
 10.12     Lease, effective as of April 15, 1988, among the Registrant and Milton J. Ackerman, Sue Ackerman, Lee Hinderstein,
           Thelma Hinderstein and Marilyn Weiss, and Rider thereto
           (incorporated by reference to Exhibit 10.12 to the
           Registrant's Annual Report on Form 10-K for the year ended
           December 31, 1987).
 10.12(l)  Lease, as of October 31, 1994, among Registrant and Milton
           J. Ackerman, Sue Ackerman, Lee Hinderstein, Thelma
           Hinderstein and Marilyn Weiss, together with Modification,
           Consolidation and Extension Agreement (incorporated by
           reference to Exhibit 10.12(i) to the 1995 Form 10-K).

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
 10.13     Asset Purchase Agreement dated as of March 21, 1995 among
           Mallinckrodt Chemical Acquisition, Inc. ("Acquisition"),
           Mallinckrodt Chemical, Inc., as guarantor and the Registrant
           (incorporated by reference to Exhibit 10.1 to the March
           8-K).
 10.14     Toll Manufacturing Agreement for APAP/Oxycodone Tablets
           dated as of March 21, 1995 between Acquisition and the
           Registrant (incorporated by reference to Exhibit 10.2 to the
           March 8-K).
 10.15     Capsule ANDA Option Agreement dated as of March 21, 1995
           between Acquisition and the Registrant (incorporated by
           reference to Exhibit 10.3 to the March 8-K).
 10.16     Tablet ANDA Noncompetition Agreement dated as of March 21,
           1995 between the Registrant and Acquisition (incorporated by reference to Exhibit 10.4 to the March 8-K).
 10.17     Subordinated Non-Negotiable Promissory Term Note in the
           amount of $1,200,00 dated March 21, 1995 issued by the
           Registrant to Acquisition (incorporated by reference to
           Exhibit 10.5 to the March 8-K).
 10.18     Term Note Security Agreement dated as of March 21, 1995
           among the Company, Houba, Inc. and Acquisition (incorporated by reference to Exhibit 10.6 to the March 8-K).
 10.19     Amendment dated March 21, 1995 to Subordination Agreement
           dated as of July 21, 1994 between Mallinckrodt Chemical,
           Inc., Mallinckrodt Chemical Acquisition, Inc., the
           Registrant, The Chase Manhattan Bank (National Association),
           Israel Discount Bank of New York, The Bank of New York, and
           The Chase Manhattan Bank (National Association)
           (incorporated by reference to Exhibit 10.8 to the March
           8-K).
 10.20     Agreement dated as of March 30, 1995 between the Registrant and Zatpack, Inc. (incorporated by reference to Exhibit
           10.10 to the March 8-K).
 10.21     Waiver and Termination Agreement dated as of March 30, 1995 between Zuellig Group, W.A., Inc. and Indiana Fine Chemicals
           Corporation (incorporated by reference to Exhibit 10.11 to the March 8-K).
 10.22     Convertible Subordinated Note of the Registrant dated
           December 1, 1994 issued to Zatpack, Inc. (incorporated by
           reference to Exhibit 10.12 to the March 8-K).
 10.23     Agreement dated as of March 30, 1995 among the Registrant,
           Indiana Fine Chemicals Corporation, Zuellig Group, N.A.,
           Inc., Houba Inc., Zetapharm, Inc. and Zuellig Botanical,
           Inc. (incorporated by reference to Exhibit 10.13 to the
           March 8-K).
 10.24     Supply Agreement dated as of March 30, 1995 between Houba,
           Inc. and ZetaPharm, Inc. (incorporated by reference to
           Exhibit 10.14 to the March 8-K).
 10.25     Form of 10% Convertible Subordinated Debenture (incorporated by reference to Exhibit 6(a) to the June 10-Q).
 10.26     Form of Redeemable Common Stock Purchase Warrant
           (incorporated by reference to Exhibit 6(a) to the June
           10-Q).
 10.27     Form of 10% Convertible Subordinated Debenture (incorporated by reference to Exhibit 4.1 to the Registrant's Current
           Report on Form 8-K dated December 4, 1995 (the "December
           8-K")).
 10.28     Form of Redeemable Common Stock Purchase Warrant
           (incorporated by reference to Exhibit 4.2 to the December
           8-K).
 10.29     Form of 10% Convertible Subordinated Debenture (incorporated by reference to Exhibit 99 to the June 1996 10-Q).
 10.30     Form of Redeemable Common Stock Purchase Warrant
           (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the June 1996 10-Q).
 10.31     Form of 5% Convertible Senior Secured Debenture
           (incorporated by reference to Exhibit 4.1 to the
           Registrant's Current Report on Form 8-K dated March 24, 1998
           (the "March 1998 8-K")).

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
 10.32     Form of Common Stock Purchase Warrant (incorporated by
           reference to Exhibit 4.2 to the March 1998 8-K).
 10.33     Debenture and Warrant Purchase Agreement dated March 10,
           1998, by and among the Registrant, Galen Partners III, L.P.
           and the other Purchasers listed on the Signature Page
           thereto (incorporated by reference to Exhibit 10.1 to the
           March 1998 8-K).
 10.34     Form of General Security Agreement of Halsey Drug Co., Inc.
           dated March 10, 1998 (incorporated by reference to Exhibit
           10.2 to the March 1998 8-K).
 10.35     Form of Agreement of Guaranty of Subsidiaries of Halsey Drug
           Co., Inc. dated March 10, 1998 (incorporated by reference to
           Exhibit 10.3 to the March 1998 8-K).
 10.36     Form of Guarantor General Security Agreement dated March 10,
           1998 (incorporated by reference to Exhibit 10.4 to the March
           1998 8-K).
 10.37     Stock Pledge Agreement dated March 10, 1998 by and between the Registrant and Galen Partners III, L.P., as agent
           (incorporated by reference to Exhibit 10.5 to the March 1998
           8-K).
 10.38     Form of Irrevocable Proxy Agreement (incorporated by
           reference to Exhibit 10.6 to the March 1998 8-K).
 10.39     Agency Letter Agreement dated March 10, 1998 by and among
           the Purchasers a party to the Debenture and Warrant Purchase
           Agreement, dated March 10, 1998 (incorporated by reference to Exhibit 10.7 to the March 1998 8-K).
 10.40     Press Release of Registrant dated March 13, 1998
           (incorporated by reference to Exhibit 99.1 to the March 1998
           8-K).
 10.41     Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 24, 1998.
 10.42     Letter Agreement between the Registrant and the U.S.
           Department of Justice dated March 27, 1998 relating to the restructuring of the fine assessed by the Department of
           Justice under the Plea Agreement dated June 21, 1993.
 10.43     Employment Agreement dated as of March 10, 1998 between the
           Registrant and Michael K. Reicher (incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report of Form
           10-K for the year ended December 31, 1997 (the "1997 Form
           10-K")).
 10.44     Employment Agreement dated as of March 10, 1998 between the
           Registrant and Peter Clemens (incorporated by reference to
           Exhibit 10.44 to the 1997 Form 10-K.
 10.45     Amended, Restated and Consolidated Bridge Loan Agreement
           dated as of December 2, 1998 between the Company, Galen
           Partners III, L.P., Galen Partners International III, L.P.,
           Galen Employee Fund III, L.P. and the other signatures
           thereto (incorporated by reference to Exhibit 10.45 to the
           1998 Form 10-K).
 10.46     First Amendment to Amended, Restated and Consolidated Bridge
           Loan Agreement dated December 7, 1998 between the Company
           and the lenders listed on the signature page thereto
           (incorporated by reference to Exhibit 10.46 to the 1998 Form
           10-K).
 10.47     Second Amendment to Amended, Restated and Consolidated
           Bridge Loan Agreement dated March 8, 1999 between the
           Company and the lenders listed on the signature page thereto
           (incorporated by reference to Exhibit 10.47 to the 1998 Form
           10-K).
 10.48     Form of 10% Convertible Secured Note due May 30, 1999
           (incorporated by reference to Exhibit 10.48 to the 1998 Form
           10-K).
 10.49     Form of Common Stock Purchase Warrant issued pursuant to be
           Amended, Restated and Consolidated Bridge Loan Agreement
           (incorporated by reference to Exhibit 10.49 to the 1998 Form
           10-K).

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
 10.50     Amended and Restated General Security Agreement dated
           December 2, 1998 between the Company and Galen Partners III,
           L.P., as Agent (incorporated by reference to Exhibit 10.50 to the 1998 Form 10-K).
 10.51     Subordination Agreement dated December 2, 1998 between the
           Registrant and Galen Partners III, L.P., as Agent
           (incorporated by reference to Exhibit 10.51 to the 1998 Form
           10-K).
 10.52     Agency Letter Agreement dated December 2, 1998 by and among the lenders a party to the Amended, Restated and
           Consolidated Bridge Loan Agreement, as amended (incorporated by reference to Exhibit 10.52 to the 1998 Form 10-K).
 10.53     Lease Agreement dated March 17, 1999 between the Registrant and Par Pharmaceuticals, Inc. (incorporated by reference to
           Exhibit 10.53 to the 1998 Form 10-K).
 10.54     Lease Agreement dated September 1, 1998 between the
           Registrant and Crimson Ridge Partners (incorporated by
           reference to Exhibit 10.54 to the 1998 Form 10-K).
 10.55     Manufacturing and Supply Agreement dated March 17, 1999
           between the Registrant and Par Pharmaceuticals, Inc.
           (incorporated by reference to Exhibit 10.55 to the 1998 Form
           10-K).
 10.56     Halsey Drug Co., Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.56 to the 1998 Form 10-K).
 10.57     Loan Agreement dated March 29, 2000 between the Registrant and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant's Current Report on Form
           8-K dated March 29, 2000 (the "March 2000 8-K")).+
 10.58     Amendment to Loan Agreement dated March 31, 2000 between the
           Registrant and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.58 to the March 2000 8-K).
 10.59     Secured Promissory Note in the principal amount of
           $17,500,000 issued by the Registrant, as the maker, in favor of Watson Pharmaceuticals, Inc. dated March 31, 2000
           (incorporated by reference to Exhibit 10.59 to the March
           2000 8-K).
 10.60     Watson Security Agreement dated March 29, 2000 between the
           Registrant and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to the March 2000 8-K).
 10.61     Stock Pledge Agreement dated March 29, 2000 between the
           Registrant and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.61 to the March 2000 8-K).
 10.62     Watson Guarantee dated March 29, 2000 between Houba, Inc.
           and Watson Pharmaceuticals, Inc., as the guarantors, in
           favor of Watson Pharmaceuticals, Inc. (incorporated by
           reference to Exhibit 10.62 to the March 2000 8-K).
 10.63     Watson's Guarantors Security Agreement dated March 29, 2000 between Halsey Pharmaceuticals, Inc., Houba, Inc. and Watson
           Pharmaceuticals, Inc. (incorporated by reference to Exhibit
           10.63 to the March 2000 8-K).
 10.64     Subordination Agreement dated March 29, 2000 by and among
           the Registrant, Watson Pharmaceuticals, Inc. and the holders of the Registrant's outstanding 5% convertible debentures
           due March 10, 2003. (incorporated by reference to Exhibit
           10.64 to the March 2000 8-K).+
 10.65     Real Estate Mortgage dated March 29, 2000 between Houba,
           Inc. and Watson Pharmaceuticals, Inc. (incorporated by
           reference to Exhibit 10.65 to the March 2000 8-K).
 10.66     Subordination Agreement by and among Houba, Inc., Galen
           Partners, III, L.P., Oracle Strategic Partners, L.P. and
           Watson Pharmaceuticals, Inc. (incorporated by reference to
           Exhibit 10.66 to the March 2000 8-K).
 10.67     Product Purchase Agreement dated March 29, 2000 between the
           Registrant and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.67 to the March, 2000 8-K).+
 10.68     Finished Goods Supply Agreement dated March 29, 2000 between the Registrant and Watson Pharmaceuticals, Inc.
           (incorporated by reference to Exhibit 10.68 to the March
           2000 8-K).+

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
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

Date: April 12, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              /s/ WILLIAM G. SKELLY                               Director                 April 12, 2002
 ------------------------------------------------
                William G. Skelly


               /s/ MICHAEL REICHER                       Chief Executive Officer and       April 12, 2002
 ------------------------------------------------       Director (Principal Executive
                 Michael Reicher                                  Officer)


               /s/ GERALD F. PRICE                         President and Director          April 12, 2002
 ------------------------------------------------
                 Gerald F. Price


                /s/ PETER CLEMENS                      Vice President, Chief Financial     April 12, 2002
 ------------------------------------------------     Officer (Principal Financial and
                  Peter Clemens                       Accounting Officer) and Director


                /s/ ALAN J. SMITH                                 Director                 April 12, 2002
 ------------------------------------------------
                  Alan J. Smith


               /s/ BRUCE F. WESSON                                Director                 April 12, 2002
 ------------------------------------------------
                 Bruce F. Wesson


                /s/ WILLIAM SUMNER                                Director                 April 12, 2002
 ------------------------------------------------
                  William Sumner


              /s/ SRINI CONJEEVARAM                               Director                 April 12, 2002
 ------------------------------------------------
                Srini Conjeevaram


                /s/ ZUBEEN SHROFF                                 Director                 April 12, 2002
 ------------------------------------------------
                  Zubeen Shroff


                /s/ JOEL LIFFMANN                                 Director                 April 12, 2002
 ------------------------------------------------
                  Joel Liffmann

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Certified Public Accountants..........       F-2
Consolidated Balance Sheets.................................       F-3
Consolidated Statements of Operations.......................       F-4
Consolidated Statement of Stockholders' Equity (Deficit)....       F-5
Consolidated Statements of Cash Flows.......................   F-6-F-7
Notes to Consolidated Financial Statements..................  F-8-F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
     HALSEY DRUG CO., INC.

     We have audited the accompanying consolidated balance sheets of Halsey Drug Co., Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halsey Drug Co., Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Melville, New York
February 15, 2002, except for Notes B and I, as to which the date is April 15, 2002

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              ---------   -------
                                                                (IN THOUSANDS)
CURRENT ASSETS
  Cash......................................................  $     442   $   697
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $347 and $315 in 2001 and 2000,
     respectively...........................................        367     3,487
  Inventories...............................................      2,729     2,769
  Prepaid expenses and other current assets.................        238     1,190
                                                              ---------   -------
     Total current assets...................................      3,776     8,143
PROPERTY, PLANT AND EQUIPMENT, NET..........................      5,998     5,332
DEFERRED PRIVATE OFFERING COSTS.............................        672     1,138
OTHER ASSETS AND DEPOSITS...................................        623       596
                                                              ---------   -------
                                                              $  11,069   $15,209
                                                              =========   =======
CURRENT LIABILITIES
  Notes payable.............................................  $   2,568   $ 1,844
  Convertible subordinated debentures, net..................                2,500
  Accounts payable..........................................      2,979     2,783
  Accrued expenses..........................................      6,205     5,777
  Department of Justice settlement..........................        300       300
                                                              ---------   -------
     Total current liabilities..............................     12,052    13,204
CONVERTIBLE SUBORDINATED DEBENTURES, NET....................     46,179    42,279
TERM NOTE PAYABLE...........................................     17,500    12,000
DEPARTMENT OF JUSTICE SETTLEMENT............................        774     1,075
COMMITMENTS AND CONTINGENCIES...............................
STOCKHOLDERS' EQUITY (DEFICIT)..............................
  Common stock -- $.01 par value; authorized, 80,000,000
     shares; issued and outstanding, 15,065,240 shares and
     14,961,316 shares in 2001 and 2000,respectively........        151       149
  Additional paid-in capital................................     35,914    35,440
  Accumulated deficit.......................................   (101,501)  (88,938)
                                                              ---------   -------
                                                                (65,436)  (53,349)
                                                              ---------   -------
                                                              $  11,069   $15,209
                                                              =========   =======

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Product sales...............................................   $  8,429      $ 15,223      $ 11,420
Product development revenues................................      8,500         5,000            --
                                                               --------      --------      --------
  Net product revenues......................................     16,929        20,223        11,420
Operating costs
  Cost of manufacturing.....................................     14,857        18,743        15,316
  Research and development..................................      1,327         1,821         1,075
  Selling, general and administrative expenses..............      6,616         6,208         7,383
  Plant shutdown costs......................................         68            53         3,220
                                                               --------      --------      --------
     Loss from operations...................................     (5,939)       (6,602)      (15,574)
Other income (expense)
  Interest expense, net.....................................     (3,844)       (3,037)       (2,851)
  Amortization of deferred debt discount and private
     offering costs.........................................     (2,591)       (2,448)       (1,825)
  Investment in joint venture...............................       (202)          (57)
  Other.....................................................         13           101           187
                                                               --------      --------      --------
Loss before income tax benefit..............................    (12,563)      (12,043)      (20,063)
  Income tax benefit........................................         --           389            --
                                                               --------      --------      --------
  NET LOSS..................................................   $(12,563)     $(11,654)     $(20,063)
                                                               ========      ========      ========
Basic and diluted loss per common share.....................   $   (.84)     $   (.80)     $  (1.40)
                                                               ========      ========      ========
Weighted average number of outstanding shares...............     15,021        14,503        14,326
                                                               ========      ========      ========

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                  COMMON STOCK,
                                 $.01 PAR VALUE                                    TREASURY
                                 ---------------     ADDITIONAL      ACCUMULATED    STOCK,
                                 SHARES   AMOUNT   PAID-IN CAPITAL     DEFICIT     AT COST     TOTAL
                                 ------   ------   ---------------   -----------   --------   --------
                                                            (IN THOUSANDS)
Balance at January 1, 1999.....  14,443    $144        $29,113        $ (57,221)    $(989)    $(28,953)
Issuance of shares in payment
  of interest..................     322       3            524                                     527
Deferred debt discount on
  warrants and private issuance
  costs........................                          5,641                                   5,641
Warrants issued for acquisition
  of ANDA......................                            350                                     350
Exercise of warrants...........      29       1             49                                      50
Issuance of shares in payment
  of legal fees................      26                     50                                      50
Issuance of shares in payment
  of accounts payable..........      10                     24                                      24
Net loss for the year ended
  December 31, 1999............                                         (20,063)               (20,063)
                                 ------    ----        -------        ---------     -----     --------
Balance at December 31, 1999...  14,830    $148        $35,751        $ (77,284)    $(989)    $(42,374)
Issuance of shares in payment
  of interest..................      90       1            251                                     252
Conversion of debentures.......       9                     12                                      12
Deferred private issuance
  costs........................                            125                                     125
Issuance of shares in payment
  of legal fees................      12                     15                                      15
Issuance of shares in payment
  of accounts payable..........      20                     23                                      23
Reissuance of treasury stock...                           (737)                       989          252
Net loss for the year ended
  December 31, 2000............                                         (11,654)               (11,654)
                                 ------    ----        -------        ---------     -----     --------
Balance at December 31, 2000...  14,961    $149        $35,440        $ (88,938)    $  --     $(53,349)
Issuance of shares in payment
  of interest..................      52       1             69                                      70
Exercise of stock options......      52       1             95                                      96
Issuance of warrants in
  connection with debt.........                            310                                     310
Net loss for the year ended
  December 31, 2001............                                         (12,563)               (12,563)
                                 ------    ----        -------        ---------     -----     --------
Balance at December 31, 2001...  15,065    $151        $35,914        $(101,501)    $  --     $(65,436)
                                 ======    ====        =======        =========     =====     ========

         The accompanying notes are an integral part of this statement.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities
  Net loss..................................................  $(12,563)  $(11,654)  $(20,063)
                                                              --------   --------   --------
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation and amortization...........................       861        644        914
    Amortization of deferred debt discount and private
      offering costs........................................     2,591      2,448      1,825
    Amortization of deferred product acquisition costs......        35         61         --
    Provision for (recovery of) losses on accounts
      receivable............................................       (84)       129          4
    (Gain) loss on disposal of assets.......................        68        (93)     1,709
    Stock issued for legal expense..........................        --         15         50
    Stock issued for trade payables.........................        --         23         24
    Debentures and stock issued for interest expense........     2,154      1,858        939
    Write-down of investment in affiliate...................       202         57         --
    Changes in assets and liabilities
      Accounts receivable...................................        20       (906)    (1,281)
      Inventories...........................................        40        732      2,852
      Prepaid expenses and other current assets.............       952       (809)       (65)
      Other assets and deposits.............................      (174)       (38)      (157)
      Accounts payable......................................     2,324        388        399
      Other liabilities.....................................        --         --       (549)
      Accrued expenses......................................     1,484        474      1,444
                                                              --------   --------   --------
    Total adjustments.......................................    10,473      4,983      8,108
                                                              --------   --------   --------
    Net cash used in operating activities...................    (2,090)    (6,671)   (11,955)
                                                              --------   --------   --------
Cash flows from investing activities
  Capital expenditures......................................    (1,544)    (2,962)      (918)
  Capital contribution to joint venture.....................       (89)      (170)        --
  Net proceeds from sale of assets..........................        28         93         69
                                                              --------   --------   --------
    Net cash used in investing activities...................    (1,605)    (3,039)      (849)
                                                              --------   --------   --------
Cash flows from financing activities
  Proceeds from issuance of notes payable...................     7,700     13,800      4,000
  Payments to Department of Justice.........................      (301)      (300)      (300)
  Exercise of stock options.................................        96         --         --
  Repayment of debentures...................................    (2,200)        --         --
  Payments on notes payable.................................    (1,855)    (4,006)    (9,464)
  Proceeds from issuance of convertible subordinated
    Debentures..............................................        --         --     17,862
  Proceeds from exercise of stock warrants..................        --         --         49
  Reissuance of treasury stock..............................        --        252         --
  Deferred private offering costs...........................        --       (125)      (407)
                                                              --------   --------   --------
    Net cash provided by financing activities...............     3,440      9,621     11,740
                                                              --------   --------   --------
    NET DECREASE IN CASH AND CASH EQUIVALENTS...............      (255)       (89)    (1,064)
Cash and cash equivalents at beginning of year..............       697        786      1,850
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $    442   $    697   $    786
                                                              ========   ========   ========

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Supplemental disclosures of noncash investing and financing activities:

     Year ended December 31, 2001

     1. The Company issued 51,924 shares of common stock as payment for approximately $70,000 in debenture accrued interest.

     2. The Company issued 187,500 warrants (Note I) with an estimated relative fair value of $310,000 in connection with the issuance of bridge loans.

     3. The Company issued $2,085,000 of debentures as payment of like amounts of debenture accrued interest.

     4. The Company has repaid $3,979,000 of indebtedness in the form of product deliveries.

     5. Equipment financed through capital leases aggregated approximately $79,000.

     6. The Company issued $300,000 in notes payable in exchange for $300,000 in debentures that matured.

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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE A -- SUMMARY OF ACCOUNTING POLICIES

     Halsey Drug Co., Inc. (the "Company" or "Halsey"), a New York corporation established in 1935, and its subsidiaries, are engaged in the development, manufacture, sale, and distribution of generic drugs and active pharmaceutical ingredients ("APIs"). During the last several years, the Company has sought to diversify its businesses through strategic acquisitions and alliances and through the development of technologies for the synthesis and production of APIs intended for sale to third parties as well as for use by the Company and others as raw materials in the manufacture of finished drug forms.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

  1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, Houba, Inc., Halsey Pharmaceuticals, Inc., Blue Cross Products Co., Inc., Indiana Fine Chemicals Corporation, Cenci Powder Products, Inc., H.R. Cenci Laboratories, Inc., and The Medi-Gum Corporation. Except for Houba, Inc., all of the other subsidiaries are inactive. All material intercompany accounts and transactions have been eliminated. During 2001, the Company proceeded to dissolve all of its inactive subsidiaries with the exception of Halsey Pharmaceuticals, Inc. The dissolution of the inactive subsidiaries had no impact on the consolidated financial position, results of operations or cash flows of the Company.

  2. INVENTORIES

     Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead. The first-in, first-out method is used to determine the cost of inventories.

  3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and maintenance and repairs are expensed as incurred. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation and amortization are:

Building and building improvements....................  20 - 39 years
Machinery and equipment...............................  3 - 10 years
Leasehold improvements................................  Shorter of the life of the lease or the service life of the asset

  4. DEFERRED DEBT DISCOUNT

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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

  5. INCOME TAXES

     The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established if it is more likely than not that all, or some portion, of deferred tax assets will not be realized.

  6. STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid no substantial income taxes for the years ended December 31, 2001, 2000 and 1999. In addition, the Company paid interest of approximately $683,000, $1,253,000 and $720,000, respectively, for the years ended December 31, 2001, 2000 and 1999.

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

  9. ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising costs charged to operations for the years ended December 31, 2001, 2000 and 1999 were approximately $39,000, $31,000 and $23,000, respectively.

  10. IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note K for the impairment charge related to the write-off of leasehold improvements of the Company's Brooklyn, New York Plant, which closed on March 31, 2001.

  11. STOCK-BASED COMPENSATION

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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

     Equity instruments issued to nonemployees in exchange for goods, fees and services are accounted for under the fair value method of SFAS No. 123.

  12. EARNINGS (LOSS) PER SHARE

     The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on basic earnings per share adjusted for the effect of other potentially dilutive securities. Excluded from the 2001, 2000 and 1999 computation are outstanding warrants and options and the effect of convertible debentures outstanding which would be antidilutive.

  13. REVENUE RECOGNITION

     The Company recognizes revenue, net of sales discounts and allowances, when title to product passes to customers.

  14. SHIPPING AND HANDLING COSTS

     The Company includes all shipping and handling expenses incurred as a component of cost of manufacturing.

  15. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," as amended.

     The Company adopted the provisions of SFAS No. 141 effective July 1, 2001. The adoption of SFAS No. 141 had no effect on the financial position or results of operations of the Company. SFAS No. 142 is effective for the Company beginning January 1, 2002. The adoption of SFAS No. 142 is not expected to have a material effect on the financial position or results of operations of the Company.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules are effective for the Company on January 1, 2002. Management does not believe that the impact of adopting SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

  16. RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' amounts to conform with the current year's presentation.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE B -- LIQUIDITY MATTERS

     At December 31, 2001, the Company had cash and cash equivalents of $442,000, working capital deficiency of approximately $8,276,000 and a stockholders' deficit of approximately $65,436,000. The Company incurred a loss of approximately $12,563,000 during the year ended December 31, 2001.

     As discussed in Note I, the Company borrowed $4,500,000 from certain investors to fund continuing operations during January through May 15, 2002. The Company has also received a commitment from certain investors that would provide necessary financing to fund the Company's working capital requirements through December 31, 2002. Until such time as the Company successfully develops and commercializes new finished dosage products and active pharmaceutical ingredients, of which there can be no assurance, the Company will continue to incur operating losses and negative cash flow. The Company believes that the borrowings received from the investors, along with the investors' commitment for additional financings combined with cash on hand, will be sufficient to satisfy the Company's working capital requirements through the end of Calendar 2002. The Company estimates that it will be required to obtain additional sources of financing or a third party equity investment of approximately $15.0 million, of which $4.5 million has already been funded through April 5, 2002 (see Note I), to fund continuing operations through December 31, 2002. The Company is seeking additional funds through transactions related to its business lines as well as private financings and is currently in active negotiations with certain third parties relating to a private equity financing. There can be no assurance, however, that such ongoing negotiations will be successful or that other sources of financing will be available to the Company on acceptable terms, if at all. Failure to obtain such financing or equity investment may require the Company to
(i) significantly curtail product development activities, (ii) if available, obtain funding through arrangements with collaborative partners or others on terms that may require the Company to relinquish certain rights to its products and technologies, which the Company could otherwise pursue on its own, or that would significantly dilute the Company's stockholders (iii) significantly scale back or terminate operations, and/or (iv) seek relief under applicable bankruptcy laws. Any extended delay in obtaining necessary financing will result in the cessation of the Company's continuing development efforts relating to its products and technologies and will have a material adverse effect on the Company's financial condition and results of operations.

NOTE C -- STRATEGIC ALLIANCE WITH WATSON PHARMACEUTICALS

     On March 29, 2000, the Company completed various strategic alliance transactions with Watson Pharmaceuticals, Inc. ("Watson"). The transactions provided for Watson's purchase of a certain pending ANDA from the Company, for Watson's rights to negotiate for Halsey to manufacture and supply certain identified future products to be developed by Halsey, for Watson's marketing and sale of the Company's core products and for Watson's extension of a $17,500,000 term loan to the Company. (See Note I.)

     The product acquisition portion of the transactions with Watson provided for Halsey's sale of a pending ANDA and related rights (the "Product") to Watson for aggregate consideration of $13,500,000 (the "Product Acquisition Agreement"). As part of the execution of the Product Acquisition Agreement, the Company and Watson executed ten-year supply agreements covering the active pharmaceutical ingredient ("API") and finished dosage form of the Product pursuant to which Halsey, at Watson's discretion, will manufacture and supply Watson's requirements for the Product API and, where the Product API is sourced from the Company, finished dosage forms of the Product. The purchase price for the Product was payable in three installments as certain milestones are achieved. The first of such milestones was achieved in April of 2000, whereby the Company received FDA approval and Watson paid the Company $5,000,000. In April 2001, Watson remitted $5,000,000 to the Company representing the second milestone achievement. The third and last of the milestones was achieved in July 2001, whereby $3,500,000 was received from Watson.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

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

     The Company and Watson also completed a manufacturing and supply agreement providing for Watson's marketing and sale of the Company's existing core products portfolio (the "Core Products Supply Agreement"). The Core Products Supply Agreement obligated Watson to purchase a minimum amount of approximately $3,060,000 per quarter (the "Minimum Purchase Amount") in core products from the Company, through September 30, 2001 (the "Minimum Purchase Period"). At the expiration of the initial Minimum Purchase Period, if Watson did not continue to satisfy the Minimum Purchase Amount, the Company would then be able to market and sell the core products on its own or through a third party. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement providing (i) for a reduction of the Minimum Purchase Amount from $3,060,000 to $1,500,000 per quarter, (ii) for an extension of the Minimum Purchase Period from the quarter ending September 30, 2001 to quarter ending September 30, 2002, (iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and (iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson as provided in Subsection (iii) above) in two (2) equal monthly installments on October 1, 2002 and November 1, 2002. Pending the Company's development and receipt of regulatory approval for its APIs and finished dosage products currently under development, including, without limitation, the Product sold to Watson, and the marketing and sale of same, of which there can be no assurance, substantially all the Company's revenues expect to be derived from the Core Products Supply Agreement with Watson. As of December 31, 2001, Watson's advance payments were $4,147,000, and the Company has provided for the cost of satisfying its obligation to Watson.

     The final component of the Company's strategic alliance with Watson provided for Watson's extension of a $17,500,000 term loan to the Company ("Watson Term Loan"). The loan was funded in installments upon the Company's request for advances and the provision to Watson of a supporting use of proceeds relating to each such advance. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003. As of December 31, 2001, Watson advanced $17,500,000 to the Company (Note I).

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE D -- CARRYING AMOUNT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents and accounts receivable approximates fair value due to the short-term maturities of the instruments. The fair value of the Company's accounts payable, long-term and short-term debt cannot be determined without incurring excessive costs.

NOTE E -- INVENTORIES

     Inventories consist of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
                                                              (IN THOUSANDS)
Finished goods..............................................  $   38   $  225
Work-in-process.............................................   1,076    1,146
Raw materials...............................................   1,615    1,398
                                                              ------   ------
                                                              $2,729   $2,769
                                                              ======   ======

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Machinery and equipment.....................................  $10,373   $11,411
Construction in progress....................................      730     2,694
Leasehold improvements......................................    1,407       106
Building and building improvements..........................    2,343     1,000
Land........................................................       44        44
                                                              -------   -------
                                                               14,897    15,255
Less accumulated depreciation and amortization..............   (8,899)   (9,923)
                                                              -------   -------
                                                              $ 5,998   $ 5,332
                                                              =======   =======

     Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was approximately $861,000, $644,000 and $914,000, respectively.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE G -- ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
                                                              (IN THOUSANDS)
Interest....................................................  $1,001   $1,041
Accrued payroll and payroll taxes...........................     177      323
Professional fees...........................................     314      195
Deferred product obligation.................................   3,645    2,846
Other.......................................................   1,068    1,372
                                                              ------   ------
                                                              $6,205   $5,777
                                                              ======   ======

NOTE H -- CONVERTIBLE SUBORDINATED DEBENTURES AND STOCK WARRANTS

     At December 31, 2001 and 2000, convertible subordinated debentures outstanding and related debt discount related to the following issuances are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
ISSUANCE OF DEBENTURES                                          2001      2000
----------------------                                        --------   -------
                                                                (IN THOUSANDS)
1996 Debentures(a)..........................................  $     --   $ 2,500
1998 Debentures(b) and (c)..................................    28,954    27,753
1999 Debentures(d) and (e)..................................    19,580    18,693
                                                              --------   -------
                                                                48,534    48,946
Less: Debt discount.........................................    (2,355)   (4,167)
                                                              --------   -------
                                                                46,179    44,779
Less: Current maturities....................................   (46,179)   (2,500)
                                                              --------   -------
                                                              $     --   $42,279
                                                              ========   =======

---------------

(a) On August 6, 1996, the Company issued 250 units, at $10,000 per unit, in a private placement of its securities (the "1996 Debentures"). Each unit consisted of: (i) a 10% convertible subordinated debenture due August 6, 2001 in the principal amount of $10,000, interest payable quarterly, and convertible into shares of the Company's common stock at a conversion price of $3.25 per share, subject to dilution, and (ii) 461 redeemable common stock purchase warrants ("warrants"). Each warrant entitled the holder to purchase one share of common stock for $3.25, subject to adjustment during the five-year period commencing August 6, 1996. On August 15, 2001, the Company repaid in full the debentures with proceeds from the Company's convertible promissory notes issued pursuant to a bridge loan transaction discussed in Note I(b). All of the warrants have expired unexercised.

(b) On March 10, 1998, the Company completed a private offering consisting of 5% convertible senior secured debentures (the "1998 Debentures") due March 15, 2003, and warrants to purchase 2,244,667 shares of the Company's common stock at an exercise price of $1.404 and 2,189,511 shares at an exercise price of $2.279, which expire on March 10, 2005. The 1998 Debentures are convertible into shares of the Company's common stock at a conversion price of $1.404. The net proceeds to the Company from the private offering, after the deduction of related offering expenses of $1,236,000 for legal and investment banker fees, was approximately $19,564,000. These related offering costs are being amortized over the

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

    remaining five-year life of the related debentures. Pursuant to certain provisions contained in the Watson Term Loan (Note I(d)), certain interest payments on the 1998 Debentures to investors, as agreed, are to be made in the form of additional debentures. As of December 31, 2001 and 2000, the Company has issued additional debentures as payment of accrued interest on the 1998 Debentures of $3,166,000 and $1,965,000, respectively.

(c) In June of 1998, the Company received an additional $5,000,000 in exchange for $5,000,000 of debentures having terms identical to those issued in the private offering completed in March 1998, and warrants to purchase 539,583 and 526,325 shares of the Company's common stock with an exercise price of $1.404 and $2.279, respectively.

(d) On May 26, 1999, the Company consummated a private offering of securities for an aggregate purchase price of up to $22,862,000. The securities issued consisted of 5% convertible senior secured debentures (the "1999 Debentures") and common stock purchase warrants (the "1999 Warrants"), each of which are substantially similar to the 1998 Debentures and warrants issued by the Company. Through July 27, 1999, the Company issued approximately $17,862,000 of the 1999 Debentures.

     The 1999 Debentures were issued at par, will become due and payable as to principal on March 15, 2003 and interest is accrued at the rate of 5% per annum and is payable on a quarterly basis. Pursuant to certain provisions contained in the Watson Term Loan (Note I(d)), interest payments on certain of the 1999 Debentures, as agreed, are to be made in the form of additional debentures. As of December 31, 2001 and 2000, the Company has issued additional debentures as payment of accrued interest on the 1999 Debentures of $1,718,000 and $831,000, respectively.

     The 1999 Debentures are convertible into shares of the Company's common stock at a conversion price of $1.404 per share. The 1999 Warrants are exercisable for an aggregate of approximately 3,608,602 shares of the Company's common stock. Of such warrants, 1,804,301 warrants are exercisable at $1.404 per share and the remaining 1,804,301 warrants are exercisable at $2.285 per share.

     At December 31, 2001, the Company has reserved 34,567,502 shares of its common stock for the conversion of the 1998 Debentures and the 1999 Debentures.

(e) Approximately $7,037,000 of the 1999 Debentures were issued in exchange for the surrender of a like amount of principal and accrued interest outstanding under the Company's convertible promissory notes issued pursuant to various bridge loans received in the aggregate amount of $10,533,000 during the period from August 1998 through and including May 1999 (the "1999 Bridge Loans"). In exchange for the creditors granting extensions on maturity dates of the Company's bridge loans, the Company issued warrants to purchase 1,025,049 shares of the Company's common stock at exercise prices ranging from $1.18 to $2.32.

     Debt discount resulting from the issuance of stock warrants in connection with the issuance of subordinated debt is recorded as a reduction of the related obligations at the warrant's relative fair value and is

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

amortized as additional expense over the remaining life of the related obligations. At December 31, 2001, outstanding warrants giving rise to debt discount for related debentures are as follows:

 WARRANTS                                               ACCUMULATED       UNAMORTIZED       REMAINING
RELATED TO                                 ORIGINAL   AMORTIZATION AT   DEBT DISCOUNT AT   CONTRACTUAL
DEBENTURES                     NUMBER OF     DEBT      DECEMBER 31,       DECEMBER 31,        LIFE
  ABOVE      EXERCISE PRICES   WARRANTS    DISCOUNT        2001               2001          (MONTHS)
----------   ---------------   ---------   --------   ---------------   ----------------   -----------
                                                          (IN THOUSANDS)
   (b)       $1.40 and $2.28   4,434,178    $2,263        $1,697             $  566               39
   (c)       $1.40 and $2.28   1,065,908     1,200           745                455               39
   (d)       $1.40 and $2.29   3,608,602     4,034         2,700              1,334         53 to 55
                               ---------    ------        ------             ------
                               9,108,688    $7,497        $5,142             $2,355
                               =========    ======        ======             ======

NOTE I -- NOTES PAYABLE

     At December 31, 2001 and 2000, notes payable consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Unsecured promissory demand notes(a)........................  $    --   $ 1,844
Bridge loans(b) and (c).....................................    2,500        --
Capital lease obligations...................................       68        --
                                                              -------   -------
                                                              $ 2,568   $ 1,844
                                                              =======   =======
Term note payable(d)........................................  $17,500   $12,000
                                                              =======   =======

---------------

(a) During the period from May 1997 through June 1997, the Company borrowed $3,000,000 from a customer pursuant to five unsecured, demand promissory notes. The advances made were part of a proposed investment by the customer in the Company, including the proposed purchase of the Company's Indiana facility as well as a partial tender offer for the Company's common stock. Pursuant to an agreement reached between the parties, the Company is required to satisfy interest on the outstanding indebtedness on an annual basis while the indebtedness remains outstanding and to satisfy the principal amount of such indebtedness in the form of product deliveries to the customer until such time as the indebtedness is satisfied in full. At December 31, 2001, the entire $3,000,000 and accrued interest has been repaid by the Company through product deliveries to the customer.

(b) In addition to the 1999 Bridge Loans discussed in Note H(e), the Company secured bridge financing in order to provide necessary working capital prior to the completion of the Watson Term Loan as described in Note C. These bridge loans aggregated approximately $3,300,000 and were funded through six separate bridge loan transactions during the period from December 8, 1999 through March 29, 2000 (collectively, the "2000 Bridge Loans"). On March 31, 2000, the total principal amount of the 2000 Bridge Loans and accrued interest were satisfied in full with a portion of the proceeds of the Watson Term Loan. Prior to repayment, the 2000 Bridge Loans accrued interest at the rate of 18% per annum and were secured by a first lien on all of the Company's assets. In consideration for the extension of the 2000 Bridge Loans, the Company issued warrants to purchase an aggregate amount of 125,000 shares of the Company's common stock at exercise prices ranging from $1.19 to $1.63, expiring between December 2006 and February 2007. All amounts outstanding under the 2000 Bridge Loans were repaid in 2000.

(c) On August 15, 2001, the Company executed a Bridge Loan Agreement pursuant to which the Company received $2,500,000 (the "2001 Bridge Loan"). The proceeds of the 2001 Bridge Loan were used by the

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

Company to satisfy in full the Company's 10% convertible subordinated debentures in the principal amount of $2,500,000 issued in August 1996 and which matured on
    August 6, 2001. The 2001 Bridge Loan bears interest at the rate of 10% per annum and is secured by a lien on all the Company's assets, junior to the security interest granted to Watson under the Watson Term Loan but senior to the security interested granted to the holders of the Company's 1998 and 1999 Debentures. The 2001 Bridge Loan Note is convertible into common stock at a conversion price of $3.012 per share, which conversion price equals the average trading price of the Company's common stock for the 20 days preceding the closing date. In consideration for the extension of the 2001 Bridge Loan, the Company issued warrants expiring August 15, 2008, to purchase an aggregate of 187,500 shares of the Company's common stock at an exercise price of $3.012 per share. The relative estimated fair value of the warrants, $310,000, has been recorded as additional debt discount and was amortized over the life of the bridge loan.

On January 9, 2002, the Company amended the 2001 Bridge Loan to (1) extend the maturity date of the Bridge Loan Agreement to April 30, 2002, (2) issue warrants expiring January 9, 2009 to purchase 194,723 shares of the Company's common stock at an exercise price of $1.837 per share in exchange for the extension of the maturity date, and (3) provide for $4,500,000 of additional offerings.

The Company borrowed $3,000,000 of the offerings in $1,000,000 installments on January 9, February 1, and March 1, 2002. Common stock purchase warrants to purchase 75,000 shares of the Company's common stock were issued on January 9, February 1, and March 1, 2002, at exercise prices of $1.837, $1.87 and $2.087, respectively. On April 5, 2002, the Company further amended the 2001 Bridge Loan to provide $1,500,000 of additional offerings with a maturity date of April 30, 2002. Common stock purchase warrants to purchase 50,000 shares of the Company's common stock were issued on April 5, 2002, at an exercise price of $2.01.

The Company has received a commitment to (i) extend the maturity date of approximately $6,525,000 of the outstanding $7,000,000 related to the 2001 Bridge Loans to January 1, 2003 and (ii) fund the Company's working capital requirements through December 31, 2002 in the form of additional bridge loan financing under terms consistent with the 2001 Bridge Loans. The commitment provides for the Company's issuance of warrants exercisable for approximately 1,733,000 shares of the Company's common stock in order to extend the maturity date of the 2001 Bridge Loans. The commitment also provides for the Company's issuance of a one time grant of warrants exercisable for 600,000 shares of the Company's common stock in consideration for the commitment to fund the Company's working capital requirements through 2002 plus additional warrants as advances are made to the Company exercisable for 100,000 shares for each $1,000,000 in bridge financing having a term of 90 days.

(d) In connection with various strategic alliance transactions, Watson Pharmaceuticals advanced $17,500,000 to the Company under a term loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, and carries a floating rate of interest equal to prime plus two percent and matures on March 31, 2003. The interest rate at December 31, 2001 was 6.75%.

                                 WARRANTS OUTSTANDING
                  --------------------------------------------------
                      NUMBER       WEIGHTED AVERAGE
                  OUTSTANDING AT      REMAINING          WEIGHTED
   RANGES OF       DECEMBER 31,      CONTRACTUAL         AVERAGE
EXERCISE PRICES        2001          LIFE (YEARS)     EXERCISE PRICE
---------------   --------------   ----------------   --------------
 $1.06 - $1.98       6,188,600           3.63             $1.38
  2.13 -  2.32       4,711,187           3.69              2.28
          3.01         187,500           6.63              3.01
                    ----------
                    11,087,287
                    ==========

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE J -- INCOME TAXES

     Reconciliations between the Federal income tax rate and the Company's effective income tax rate were as follows:

                                                 YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------
                                       2001               2000               1999
                                  ---------------    ---------------    ---------------
                                  AMOUNT      %      AMOUNT      %      AMOUNT      %
                                  -------   -----    -------   -----    -------   -----
                                                 (DOLLARS IN THOUSANDS)
Federal statutory rate..........  $(4,271)  (34.0)%  $(4,095)  (34.0)%  $(6,116)  (34.0)%
Loss for which no tax benefit
  was provided..................    4,231    33.7      4,045    33.6      5,997    33.8
Federal tax carryback refund....                        (389)   (3.4)
Department of Justice
  settlement....................       21      .2         26      .2         31      .1
Other...........................       19      .1         24      .2         88      .1
                                  -------   -----    -------   -----    -------   -----
Actual tax benefit..............  $    --      --%   $  (389)   (3.4)%  $    --      --%
                                  =======   =====    =======   =====    =======   =====

     The Company has net operating loss carryforwards aggregating approximately $93,222,000, expiring during the years 2011 through 2021.

     The tax loss carryforwards of the Company and its subsidiaries are subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company's ability to utilize net operating loss carryforwards included above each year. The amount of the limitation has not been quantified by the Company.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

     The components of the Company's deferred tax assets (liabilities), pursuant to SFAS No. 109, are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets
  Net operating loss carryforwards..........................  $ 39,455   $ 33,805
  Asset reserves............................................       315        368
  Research and development tax credit.......................       104        212
  Accrued expenses..........................................       397        277
  Plant shutdown costs......................................        --        780
  Severance package.........................................        --         45
  Capital loss carryforwards................................       213        216
  Depreciation and amortization.............................       408         --
  Other.....................................................        56         49
                                                              --------   --------
     Gross deferred tax assets..............................    40,948     35,752
                                                              --------   --------
Deferred tax liabilities
  Depreciation..............................................        --       (559)
  Other.....................................................        --        (42)
                                                              --------   --------
                                                                    --       (601)
                                                              --------   --------
     Net deferred tax assets before valuation allowance.....    40,948     35,151
Valuation allowance.........................................   (40,948)   (35,151)
                                                              --------   --------
     Net deferred tax assets................................  $     --   $     --
                                                              ========   ========

     SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The valuation allowance at December 31, 2001 primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards.

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

     At December 31, 2000, the Company recorded a charge of approximately $53,000 representing additional severance costs. At December 31, 2001, the Company recorded a charge of approximately $68,000 representing loss on disposal of idle fixed assets.

NOTE L -- INVESTMENT IN JOINT VENTURE AND IMPAIRMENT CHARGE

     The Company entered into a 50% joint venture in February 2000 for the purpose of engaging in the development, manufacture and marketing of various products. The joint venture was accounted for under the

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

equity method. In the fourth quarter of 2001, the Company recorded an impairment charge of $151,000, as it was determined that the fair value of such investment was zero, due to the uncertainty of the joint venture's ability to raise additional capital or to generate income from operations.

NOTE M -- PRODUCT AGREEMENTS

  1.  ACQUISITION OF BARR LABORATORIES, INC. ANDA

     On April 16, 1999, the Company completed an acquisition agreement with Barr Laboratories, Inc. ("Barr") providing for the Company's purchase of the rights to 50 pharmaceutical products (the "Barr Products"). Under the terms of the acquisition agreement with Barr, the Company acquired all of Barr's rights in the Barr Products, including all related governmental approvals (including ANDAs) and related technical data and information. In consideration for the acquisition of the Barr Products, the Company issued to Barr a common stock purchase warrant exercisable for 500,000 shares of the Company's common stock having an exercise price of $1.0625 per share (the fair value of the Common Stock on the date of issuance) and having a term of five years. The Company valued the warrants at $350,000 using the Black Scholes option pricing model. Accordingly, the Company recorded a deferred charge to be amortized as an expense to the Company's operations over a ten-year period which is the estimated life of the related ANDAs. The acquisition agreement with Barr also allows Barr to purchase any of the Barr Products manufactured by the Company for a period of five years.

  2.  COMMERCIALIZATION AND LICENSE AGREEMENT

     Effective September 27, 2000, the Company entered into an exclusive license for certain patented technology owned by Bio-Fine Pharmaceuticals, Inc. ("Bio-Fine") for the synthesis of codeine from morphine. The agreement provided for a fixed amount of $3,175,000 to be paid out as certain milestones are achieved with a total of $500,000 paid during 2000. The agreement also provided for the grant of 50,000 warrants and an employment agreement, both contingent upon FDA approval and first commercial sale, which has not yet occurred.

     In November 2001, the Company notified Bio-Fine of its election to immediately terminate the commercialization and license agreement. Upon termination of this agreement, the contingent warrant and employment agreement expired. No additional amounts were paid during 2001.

NOTE N -- EMPLOYEE BENEFIT PLANS

  1.  EMPLOYEES' PENSION PLAN

     The Company contributed approximately $19,000, $56,000 and $68,000, in 2001, 2000 and 1999, respectively, to a multiemployer pension plan for employees covered by collective bargaining agreements. This plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total of the pension plan's net assets is not available from the plan's administrator.

     The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provision of the Act, if the plans terminate or the Company withdraws, the Company could be subject to a "withdrawal liability."

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

  2.  401(k) AND PROFIT-SHARING PLAN

     Effective October 1, 1998, the Company established a 401(k) and profit-sharing plan for all employees other than those covered under collective bargaining agreements. Eligible employees may elect to make a basic contribution of up to 1.5% of their annual earnings. The plan provides that the Company can make discretionary matching contributions equal to 25% of the first 6% of employee contributions for an aggregate employee contribution of 1.5%, along with a discretionary profit-sharing contribution. The Company incurred no expense under the plan in 2001, 2000 and 1999, respectively.

  3.  STOCK OPTION PLANS

     In September 1995, the stockholders of the Company approved the adoption of a stock option and restricted stock purchase plan (the "1995 Option Plan"). The 1995 Option Plan provides for the granting of (i) nonqualified options to purchase the Company's common stock at not less than the fair market value on the date of the option grant, (ii) incentive stock options to purchase the Company's common stock at not less than the fair market value on the date of the option grant and (iii) rights to purchase the Company's common stock on a "Restricted Stock" basis, as defined, at not less than the fair market value on the date the right is granted. The total number of shares which may be sold pursuant to options and rights granted under the 1995 Option Plan is 1,000,000. No option can be granted under the 1995 Option Plan after May 2005 and no option can be outstanding for more than ten years after its grant. At December 31, 2001, 56,540 shares are available for grant under the 1995 Option Plan.

     In June 1998, the stockholders of the Company approved the adoption of a stock option and restricted stock purchase plan (the "1998 Option Plan"). The 1998 Option Plan provides for the granting of (i) nonqualified options to purchase the Company's common stock at a price determined by the Stock Option Committee, and (ii) incentive stock options to purchase the Company's common stock at not less than the fair market value on the date of the option grant. All grants of stock options have been at the fair market value on the date of grant. In June 2001, the shareholders of the Company approved a resolution to increase the total number of shares which may be sold pursuant to options and rights granted under the 1998 Option Plan to 8,100,000. No option can be granted under the 1998 Option Plan after April 2008 and no option can be outstanding for more than ten years after its grant. At December 31, 2001, 4,285,383 are available for grant under the 1998 Option Plan.

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

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2001          2000          1999
                                                       -----------   -----------   -----------
                                                        (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss
  As reported........................................   $(12,563)     $(11,654)     $(20,063)
  Pro forma..........................................    (14,242)      (13,753)      (20,954)
Loss per share
  As reported........................................   $   (.84)     $   (.80)     $  (1.40)
  Pro forma..........................................       (.95)         (.95)        (1.46)

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expenses related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2001, 2000 and 1999, respectively: expected volatility of 86%, 73% and 73%; risk-free interest rates of 5.3%, 7.0% and 6.8%; expected dividend yield of 0% for all periods; and expected lives of 10 years for all periods. At the date of grant, all exercise prices equaled the market value of the stock.

     Transactions involving stock options under all plans are summarized as follows:

                                                                       WEIGHTED   WEIGHTED
                                                            STOCK      AVERAGE    AVERAGE
                                                           OPTIONS     EXERCISE     FAIR
                                                         OUTSTANDING    PRICE      VALUE
                                                         -----------   --------   --------
Balance at January 1, 1999.............................   2,225,286     $2.46
Granted................................................     503,500      1.19      $ .80
Forfeited..............................................    (118,567)     3.08
                                                          ---------
Balance at December 31, 1999...........................   2,610,219      2.19
Granted................................................   2,262,000      1.50       1.38
Forfeited..............................................    (350,902)     2.04
                                                          ---------
Balance at December 31, 2000...........................   4,521,317      1.86
Granted................................................     540,000      2.15       1.87
Exercised..............................................     (52,000)     1.84
Forfeited..............................................    (419,367)     2.29
                                                          ---------
Balance at December 31, 2001...........................   4,589,950     $1.85
                                                          =========

     The following table summarizes information concerning currently outstanding and exercisable stock options:

                            OPTIONS OUTSTANDING
                  ----------------------------------------      OPTIONS EXERCISABLE
                                     WEIGHTED                -------------------------
                      NUMBER         AVERAGE      WEIGHTED       NUMBER       WEIGHTED
                  OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT   AVERAGE
RANGES OF          DECEMBER 31,    CONTRACTUAL    EXERCISE    DECEMBER 31,    EXERCISE
EXERCISE PRICES        2001        LIFE (YEARS)    PRICE          2001         PRICE
---------------   --------------   ------------   --------   --------------   --------
..$64 - $2.00...     2,372,500          8.28        $1.32         654,000       $1.31
2.01 -  3.00..      2,168,850          7.06         2.40       1,244,138        2.39
3.01 -  4.38..         48,600          8.12         3.31          13,600        4.06
                    ---------                                  ---------
                    4,589,950                                  1,911,738
                    =========                                  =========

NOTE O -- COMMITMENTS AND CONTINGENCIES

     The Company occupies plant and office facilities under noncancellable operating leases which expire in June 2004. These operating leases provide for scheduled base rent increases over the term of the lease; however, the total amount of the base rent payments will be charged to operations using the straight-line method over the term of the lease. The leases provide for payment of real estate taxes based upon a percentage of the annual increase. In addition, the Company rents certain equipment under operating leases, generally for terms of two years or less. Total rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $986,000, $1,517,000 and $1,574,000, respectively.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

  LEASE OF CONGERS, NEW YORK FACILITY (BRENNER DRIVE LOCATION)

     Effective March 22, 1999, the Company leased, as sole tenant, a pharmaceutical manufacturing facility located in Congers, New York (the "Brenner Drive Facility") from Par Pharmaceuticals, Inc. ("Par") pursuant to an Agreement to Lease (the "Lease"). The Brenner Drive Facility contains office, warehouse and manufacturing space and is approximately 35,000 square feet. The Lease provides for a term of three years, with a two-year renewal option, and provides for annual fixed rent of $500,000 per year during the primary term of the Lease and $600,000 per year during the option period. The Lease also covers certain manufacturing and related equipment previously used by Par in its operations at the Brenner Drive Facility (the "Leased Equipment"). In connection with the execution of the Lease, the Company and Par entered into a certain Option Agreement pursuant to which the Company may purchase the Brenner Drive Facility and the Leased Equipment at any time during the lease term for $5,000,000. The Company paid $100,000 for the right to exercise the Option Agreement any time during the primary term of three years. The right to exercise the Option Agreement any time during the two-year renewal period is $150,000. In September 2001, the Company notified Par that it had exercised its right to the extend the lease on the Brenner Drive Facility for two years commencing on March 22, 2002. In March 2002, the Company paid Par $150,000 to secure the right to exercise the Option Agreement.

     As part of the execution of the Lease, the Company and Par entered into a certain Manufacturing and Supply Agreement (the "M&S Agreement") having a minimum term of twenty-seven months. The M&S Agreement provided for the Company's contract manufacture of certain designated products manufactured by Par at the Brenner Drive Facility prior to the effective date of the Lease. The M&S Agreement also provided that Par will purchase a minimum of $1,150,000 in product during the initial eighteen months of the Agreement. The M&S Agreement further provides that the Company will not manufacture, supply, develop or distribute the designated products to be supplied by the Company to Par under the M&S Agreement to or for any other person for a period of three years.

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

     As of December 31, 2001, the approximate minimum rental commitments under these operating leases are as follows:

                                                              (IN THOUSANDS)
Twelve months ending December 31,
  2002......................................................      $  751
  2003......................................................         770
  2004......................................................         223
                                                                  ------
     Total minimum payments required........................      $1,744
                                                                  ======

  EMPLOYMENT CONTRACTS

     During March 1998, the Company entered into employment contracts with each of two new officers/ employees of the Company which cover a five-year and a three-year period, respectively. The contracts

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

provide for, among other things: (i) annual salaries of $175,000 and $140,000 to be paid over the five-year and three-year periods, respectively, and (ii) an aggregate of 1,300,000 options to purchase the Company's stock at an exercise price of $2.38 per common share that vest evenly over a three-to-five-year service period and expire in ten years. In April 2000, these contracts were extended to April 30, 2005. In 2001, the annual salaries under these contracts were increased to $200,000 and $155,000, respectively.

  U.S. DEPARTMENT OF JUSTICE SETTLEMENT

     On June 21, 1993, the Company entered into a Plea Agreement with the U.S. Department of Justice (the "DOJ") to resolve the DOJ's investigation into the manufacturing and record keeping practices of the Company's Brooklyn, New York plant. The Plea Agreement required the Company to pay a fine of $2,500,000 over five years in quarterly installments of $125,000, commencing on or about September 15, 1993.

     As of February 28, 1998, the Company was in default of the payment terms of the Plea Agreement and had made payments aggregating $350,000. On May 8, 1998, the Company and the DOJ signed the Letter Agreement serving to amend the Plea Agreement relating to the terms of the Company's satisfaction of the fine assessed under the Plea Agreement. Specifically, the Letter Agreement provided that the Company will satisfy the remaining $2,150,000 of the fine through the payment of $25,000 on a monthly basis commencing June 1, 1998, plus interest on such outstanding balance (at the rate calculated pursuant to 28 U.S.C Section 1961 (5.319%). Such payment schedule will result in the full satisfaction of the DOJ fine in July 2005. The Letter Agreement also provides certain restrictions on the payment of salary or compensation to any individual in excess of certain amounts without the written consent of the DOJ. In addition, the Letter Agreement requires the repayment of the outstanding fine to the extent of 25% of the Company's after-tax profit or 25% of the net proceeds received by the Company on any sale of a capital asset for a sum in excess of $10,000, if not invested in another capital asset. At December 31, 2001, the Company is current in its payment obligations with a remaining obligation of $1,074,000.

  OTHER LEGAL PROCEEDINGS

     Beginning in 1992, actions were commenced against the Company and numerous other pharmaceutical manufacturers, in connection with the alleged exposure to diethylstilbestrol ("DES"). The defense of all of such matters was assumed by the Company's insurance carrier, and a substantial number have been settled by the carrier. Currently, several actions remain pending with the Company as a defendant in the Pennsylvania Court of Common Pleas, Philadelphia Division, and the insurance carrier is defending each action. The Company and its legal counsel do not believe any of such actions will have a material impact on the Company's financial condition. The ultimate outcome of these lawsuits cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

     In addition, the Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

NOTE P -- SIGNIFICANT CUSTOMERS AND SUPPLIERS

     Through its strategic alliance with Watson, as discussed in Note C, the Company sells its portfolio of core products under the Watson label for distribution by Watson to drugstore chains and drug wholesalers. The Company continues to perform limited contract manufacturing of certain non-core products for other customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. During 2001, the Company had net product revenues to one customer in excess of 10% of total product revenues, accounting for 86% of total product revenues. During 2000, the Company had net product revenues to one customer in excess of 10% of total product revenues aggregating to 59% of total product

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

revenues. During 1999, the Company had net product revenues to one customer in excess of 10% of total product revenues, aggregating 16% of total product revenues.

     During 2001 and 2000, the Company purchased approximately $1,512,000 and $1,485,000 respectively, of its raw materials, representing approximately 25% and 28%, in each year, of total raw material purchases from one supplier.

NOTE Q -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        1ST       2ND       3RD       4TH
QUARTERLY FINANCIAL DATA              QUARTER   QUARTER   QUARTER   QUARTER     YEAR
------------------------              -------   -------   -------   -------   --------
                                      (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2001
  Net product revenues..............  $ 7,966   $ 1,962   $ 5,326   $ 1,675   $ 16,929
  Operating income (loss)...........    1,431    (2,985)     (293)   (4,092)    (5,939)
  Net income (loss).................     (106)   (4,596)   (1,903)   (5,958)   (12,563)
  Earnings (loss) per share-basic
     and diluted....................  $  (.01)  $  (.30)  $  (.13)  $  (.40)  $   (.84)

2000
  Net product revenues..............  $ 3,151   $ 9,066   $ 4,686   $ 3,320   $ 20,223
  Operating income (loss)...........   (2,585)    2,140    (2,474)   (3,683)    (6,602)
  Net income (loss).................   (4,082)      945    (4,124)   (4,393)   (11,654)
  Earnings (loss) per share-basic
     and diluted....................  $  (.28)  $   .07   $  (.28)  $  (.31)  $   (.80)