Form 10-Q
period 2002-03-31
HALSEY DRUG CO INC/NEW
filed 2002-05-15
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 2002

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

YES  |X|         NO |_|

As of May 11, 2002 the registrant had 15,065,240 shares of Common Stock, $.01 par value, outstanding.

                      HALSEY DRUG CO., INC. & SUBSIDIARIES


                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                   Page#

       Condensed Consolidated Balance Sheets-                                3
       March 31, 2002 and December 31, 2001

       Condensed Consolidated Statements of                                  5
       Operations - Three months ended March 31, 2002
       and March 31, 2001

       Condensed Consolidated Statements of Cash                             6
       Flows - Three months ended March 31, 2002
       and March 31, 2001

       Consolidated Statement of Stockholders'                               8
       Equity (Deficit) - Three months ended March 31, 2002

       Notes to Condensed Consolidated Financial                             9
       Statements

Item 2. Management's Discussion and Analysis of Financial                   15
        Condition and Results of Operations

PART II. OTHER INFORMATION

Item 2. Changes in Securities                                               21
Item 6. Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                  22

PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
------------------------------------------------------------------------------

          (In thousands)                               MARCH 31,    DECEMBER 31,
                                                         2002           2001
                                                       ---------    ------------
CURRENT ASSETS

  Cash                                                 $   221        $   442

  Accounts Receivable - trade, net of
  allowances for doubtful accounts of $21 at
  March 31, 2002 and $347 at
  December 31, 2001, respectively                          400            367

  Inventories                                            2,884          2,729

  Prepaid insurance and other current assets               398            238
                                                       -------        -------

  Total current assets                                   3,903          3,776

PROPERTY, PLANT & EQUIPMENT, NET                         5,834          5,998

DEFERRED PRIVATE OFFERING COSTS                            519            672

OTHER ASSETS AND DEPOSITS                                  520            623
                                                       -------        -------
                                                       $10,776        $11,069
                                                       =======        =======

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (UNAUDITED)
-------------------------------------------------------------------------------

          (In thousands)                               MARCH 31,    DECEMBER 31,
                                                         2002          2001
                                                       ---------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable, net                                   $  22,710      $   2,568
  Convertible subordinated debentures, net                47,195             --
  Accounts payable                                         3,409          2,979
  Accrued expenses                                         6,025          6,205
  Department of Justice Settlement                           300            300
                                                       ---------      ---------

  Total current liabilities                               79,639         12,052

CONVERTIBLE SUBORDINATED DEBENTURES, NET                      --         46,179

TERM NOTE PAYABLE                                             --         17,500

DEPARTMENT OF JUSTICE SETTLEMENT                             697            774

COMMITMENTS AND CONTINGENCIES (See Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $.01 par value; authorized
    80,000,000 shares; 15,065,240 shares
    issued and outstanding at March 31,2002
    and December 31, 2001                                    151            151

  Additional paid-in capital                              37,269         35,914

  Accumulated deficit                                   (106,980)      (101,501)
                                                       ---------      ---------
                                                         (69,560)       (65,436)
                                                       ---------      ---------

                                                       $  10,776      $  11,069
                                                       =========      =========

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)
-------------------------------------------------------------------------------

   (In thousands except share data)                    THREE MONTHS ENDED

                                                            MARCH 31
                                                            --------
                                                      2002              2001
                                                  ------------      ------------
Product sales ..................................  $      1,881      $      2,966
Product development revenues ...................            --             5,000
                                                  ------------      ------------

   Net product revenues ........................         1,881             7,966

Cost of manufacturing ..........................         2,901             4,569
Research and development .......................           372               306
Selling, general and administrative expenses ...         1,616             1,660
Plant shutdown costs ...........................          (120)               --
                                                  ------------      ------------

   Income (loss) from operations ...............        (2,888)            1,431

Other income (expense)
----------------------
Interest expense, net ..........................        (1,034)             (946)
Amortization of deferred debt discount and
   private offering costs ......................        (1,535)             (581)
Investment in joint venture ....................            --               (14)
Other ..........................................           (22)                4
                                                  ------------      ------------

NET LOSS                                          $     (5,479)     $       (106)
                                                  ============      ============

Basic and diluted loss per share                  $      (0.36)     $      (0.01)
                                                  ============      ============

Weighted average number of outstanding shares       15,065,240        14,978,432
                                                  ============      ============

The accompanying notes are an integral part of these statements

                      HALSEY DRUG CO., INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

          (In thousands)                                       THREE MONTHS ENDED
                                                                    MARCH 31
                                                                    --------
                                                                2002         2001
                                                              --------     --------
Cash flows from operating activities
Net loss ................................................     $(5,479)     $  (106)
                                                              -------      -------
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
     Depreciation and amortization ......................         256          247
     Amortization of deferred debt discount and private
     offering costs .....................................       1,535          572
     Amortization of deferred product acquisition costs .           9            9
     Recovery for losses on accounts receivable .........          --          (34)
     Debentures and stock issued for interest ...........         538          525
     Loss on disposal of assets .........................          22           --

     Changes in assets and liabilities
        Accounts receivable .............................        (477)      (2,274)
        Inventories .....................................        (155)         114
        Prepaid expenses and other current assets .......        (160)         792
        Other assets and deposits .......................          94          169
        Accounts payable ................................         645          610
        Accrued expenses ................................         216         (185)
                                                              -------      -------

        Total adjustments ...............................       2,523          545
                                                              -------      -------

     Net cash provided by (used) in operating activities       (2,956)         439
                                                              -------      -------
Cash flows from investing activities

     Capital expenditures ...............................        (188)        (389)
     Investment in joint venture ........................          --           (2)
                                                              -------      -------
     Net cash used in investing activities ..............        (188)        (391)
                                                              -------      -------
Cash flows from financing activities

     Proceeds from issuance of term notes payable .......       3,000        2,000
     Payments to Department of Justice ..................         (77)         (75)
     Payments on notes payable ..........................          --       (1,407)
                                                              -------      -------
     Net cash provided by financing activities ..........       2,923          518
                                                              -------      -------
     NET (DECREASE) INCREASE IN CASH ....................        (221)         566

Cash at beginning of period .............................         442          697
                                                              -------      -------
Cash at end of period ...................................     $   221      $ 1,263
                                                              =======      =======

The accompanying notes are an integral part of these statements

Supplemental disclosures of noncash investing and financing activities:

Quarter ended March 31, 2002

The Company issued approximately $538,000 of debentures as payment for like amount of accrued debenture interest.

The Company issued approximately 195,000 warrants with an estimated relative fair value of $267,000 in connection with the refinancing of existing bridge loans.

The Company issued 225,000 warrants with an estimated relative fair value of $334,000 in connection with the issuance of bridge loans.


The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        THREE MONTHS ENDED MARCH 31, 2002

(In thousands except share data)

                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                         Common Stock
                                        $.01 par value      Additional
                                    ---------------------    Paid-in     Accumulated
                                      Shares      Amount     Capital       Deficit         Total
                                    ----------    -------  -----------   -----------     ---------
Balance January 1, 2002             15,065,240       $151     $35,914     $(101,501)     $(65,436)

Net loss for the three
months ended March 31, 2002                                                  (5,479)       (5,479)

Issuance of warrants and
beneficial conversion features in
connection with convertible debt                                1,355                       1,355
                                    ----------    -------   ---------      ---------    ---------
Balance at March 31, 2002           15,065,240    $   151   $  37,269      $(106,980)   $ (69,560)
                                    ==========    =======   =========      =========    =========

The accompanying notes are an integral part of this statement

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2002, assuming that the Company will continue as a going concern, have been made. The results of operations for the three months period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         At March 31, 2002 the Company had cash and cash equivalents of $221,000 as compared to $422,000 at December 31, 2001. The Company had a working capital deficiency at March 31, 2002 of $(75,736,000) and an accumulated deficit of approximately $(106,980,000). The Company incurred a loss of approximately $(5,479,000) during the three months ended March 31, 2002. The working capital deficiency of $(75,736,000) includes the reclassification of $(64,695,000) to current liabilities comprising the $17,500,000 term loan with Watson Pharmaceuticals, Inc. (the "Watson Term Loan") and the Company's outstanding 5% convertible debentures (the "Debentures) each of which are due in March 2003.

         Until such time as the Company successfully develops and commercializes new finished dosage products and active pharmaceutical ingredients, of which there can be no assurance, the Company will continue to incur operating losses and negative cash flow. The Company is in need of additional financing in order to satisfy its obligations under outstanding bridge loans as well as to fund continuing operations. Although the Company is in active discussions with certain third parties to obtain such financing, no assurance can be given that necessary financing will be available to the Company on acceptable terms, if at all.

         The Company has funded operations by securing bridge financing from Galen Partners III, L.P. ("Galen"), certain of Galen's affiliates and certain investors in the Company's Debentures (collectively, "Galen Group") in the aggregate amount of approximately $7,000,000 advanced in five (5) separate bridge loan transactions during the period from August 15, 2001 through April 5, 2002 (collectively, the "2001/2002 Galen Bridge Loans"). In April 2002, the Company has received a commitment from Galen to (i) extend the maturity date of that portion of the 2001/2002 Galen Bridge Loans advanced by Galen and its affiliates to January 1, 2003 (representing approximately $6,250,000 of the outstanding $7,000,000 in bridge financing provided by the Galen Group to the Company), (the "2001/2002 Galen Bridge Loans Maturity Date Extension"), and (ii) fund the Company's working capital requirements through December 31, 2002 in the form of additional bridge financing of up to $8,000,000 under terms consistent with the 2001/2002 Galen Bridge Loans. On May 8, 2002, the Company and the Galen Group completed an amendment to the 2001/2002 Galen Bridge Loan Agreement to (i) extend the maturity date of the $7,000,000 principal amount of the 2001/2002 Galen Bridge Loans, plus accrued and unpaid interest, to January 1, 2003, (ii) provide for the commitment of Galen to advance up to $8,000,000 to the Company in the form of additional bridge loans to fund the Company's working capital requirements through December 31, 2002, (the "2002 Galen Bridge Loan Commitment"), and (iii) provide for the advance by Galen to the Company of a bridge loan of $1,000,000 under the 2002 Galen Bridge Loan Commitment. All advances made by Galen to the Company under the 2002 Galen Bridge Loan Commitment have a maturity date of January 1, 2003.

         The Company's efforts to obtain the approval of the U.S. Drug Enforcement Administration ("DEA") for a registration to import raw materials for use in production, including contesting pending third-party opposition proceedings, and the continuing development of the Company's licensed technologies will continue through 2004. In order to fund continued operations, satisfy the Company's obligations under the 2001/2002 Galen Bridge Loans and advances made to the Company under the 2002 Galen Bridge Loan Commitment, and to fund the continued development of the Company's licensed technologies during the period from fiscal 2002 through and including 2004, which includes the completion of planned capital improvements to the Company's Indiana and New York facilities and the processing of the registrations and approvals required from the DEA (including funding the legal fees and related expenses in connection with pending opposition proceedings relating to the Company's request for a raw material import registration, the Company estimates that it will be required to obtain additional sources of financing or a third party equity investment of approximately $15.0 million. The Company is currently seeking additional funds through transactions related to its business lines as well as private financings. There can be no assurance, however, that such additional financing will be available to the Company on acceptable terms, if at all. The failure to obtain such financing or equity investment may require the Company to (i) significantly curtail product development activities, (ii) if available, obtain funding through arrangements with collaborative partners or others on terms that may require the Company to relinquish certain rights to its products and technologies, which the Company could otherwise pursue on its own, or that would significantly dilute the Company's stockholders, (iii) significantly scale back or terminate operations, and/or (iv) seek relief under applicable bankruptcy laws. Any extended delay in obtaining necessary financing will result in the cessation of the Company's continuing development efforts relating to its products and technologies and will have a material adverse effect on the Company's financial condition and results of operations.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," as amended.

         The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 had no effect on the financial position or results of operations of the Company.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets.

         The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no effect on the financial position or results of operations of the Company.

NOTE 3 - STRATEGIC ALLIANCE WITH WATSON PHARMACEUTICALS

      Pursuant to the terms of the Core Products Supply Agreement with Watson, Watson was required to purchase and pay for on a quarterly basis a minimum of $3,060,000 for products supplied by the Company under such Agreement. For the three quarters ending December 31, 2000, Watson had made an advance payment of approximately $4,402,000 as required under the terms of the Core Products Supply Agreement to be applied against future product purchases under such Agreement. The advance payments and any additional advance payments made by Watson under the Core Products Supply Agreement will require that the Company supply Watson with a like amount of products without additional payments from Watson at such time. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement (the "Core Products Amendment") providing (i) for a reduction of Watson's minimum purchase requirements from $3,060,000 to $1,500,000 per quarter, (ii) for an extension of Watson's minimum purchase requirements from the quarter ending September 30, 2001 to quarter ending September 30, 2002, (iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and (iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson as provided in Subsection (iii) above) in two (2) equal monthly installments on October 1, 2002 and November 1, 2002. Pending the Company's development and receipt of regulatory approval for its API's and finished dosage products currently under development, including without limitation, the Product sold to Watson, and the marketing and sales of the same, of which there can be no assurance, substantially all the Company's revenues expect to be derived from the Core Products Supply Agreement with Watson. As of March 31, 2002, Watson's advance payments were $4,147,000 and the Company has provided for the costs of satisfying its obligations to Watson.

NOTE 4 - EARNINGS (LOSS) PER SHARE

         The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on basic earnings per share adjusted for the effect of other potentially dilutive securities. Excluded from the 2002 and 2001 quarterly computation are approximately 54,585,000 and 49,756,000, respectively, of outstanding warrants and options and the effect of convertible debentures and bridge loans outstanding which would be antidilutive.

NOTE 5 - INVENTORIES

         Inventories consist of the following:

                                            (In thousands)

                                March 31, 2002         December 31, 2001
                                --------------         -----------------
          Finished Goods            $    70                 $    38
          Work in Process             1,279                   1,076
          Raw Materials               1,535                   1,615
                                    -------                 -------
                                    $ 2,884                 $ 2,729
                                    =======                 =======

NOTE 6 - CONVERTIBLE SUBORDINATED DEBENTURES

         Convertible Subordinated Debentures consist of the following:

                                              (In thousands)

                                    March 31, 2002       December 31, 2001
                                    --------------       -----------------
         1998 Debentures              $  29,263              $  28,954
         1999 Debentures                 19,808                 19,580
                                      ---------              ---------
                                         49,071                 48,534

         Less: Debt discount             (1,876)                (2,355)
                                      ---------              ---------
                                         47,195                 46,179

         Less: Current maturities       (47,195)                   --
                                      ---------              ---------
                                      $     --               $  46,179
                                      =========              =========

NOTE 7 - NOTES PAYABLE

         Notes payable consist of the following:

                                                  (In thousands)

                                      March 31, 2002         December 31, 2001
                                      --------------         -----------------
     Bridge loans                        $   5,597               $   2,500
     Capital lease obligation                   63                      68
                                         ---------               ---------
                                         $   5,660               $   2,568

     Less: Debt discount                      (450)                    (--)
                                         ---------               ---------
                                         $   5,210               $   2,568
                                         =========               =========



      Term note payable                  $   17,500              $  17,500
                                         ==========              =========

         On August 15, 2001, the Company and Galen Partners III, L.P., certain of its affiliates and certain investors in the Company's 5% convertible subordinated debentures (collectively, the "Galen Group") executed a certain Bridge Loan Agreement pursuant to which the Galen Group made a bridge loan to the Company in the principal amount of $2,500,000 (the "2001/2002 Galen Bridge Loans"). The proceeds of the 2001/2002 Galen Bridge Loans were used by the Company to satisfy in full the Company's 10% convertible subordinated debentures in the principal amount of $2,500,000 issued in August 1996 and which matured on August 6, 2001. The 2001/2002 Galen Bridge Loans bear interest at the rate of 10% per annum and is secured by a lien on all the Company's assets, junior to the security interest granted to Watson under the Watson Term Loan but senior to the security interest granted to the holders of the Company's 5% convertible subordinated debentures issued in March, 1998 and May, 1999. The 2001/2002 Galen Bridge Loans had an initial maturity date of December 31, 2001.

         On January 9, 2002, the Company and Galen agreed to amend the 2001/2002 Galen Bridge Loans to (1) refinance existing Bridge Loans to April 30, 2002, (2) issue warrants expiring January 9, 2009 to purchase 194,723 shares of the Company's common stock at an exercise price of $1.837 per share in exchange for the extension of the maturity date, and (3) provide for $3,000,000 of additional financing. The relative estimated fair value of the warrants of $267,000 was recorded as additional debt discount and amortized over the life of the bridge loan.

         The Company borrowed $3,000,000 of the additional financing in $1,000,000 installments on January 9, February 1, and March 1, 2002. Common stock purchase warrants to purchase 75,000 shares of the Company's common stock were issued on January 9, February 1, and March 1, 2002, at exercise prices of $1.837, $1.87 and $2.087, respectively. The relative estimated fair value of the warrants of $103,000, $119,000, and $112,000, respectively, was recorded as additional debt discount and amortized over the remaining life of the bridge loans.

           The Galen Bridge Loans are convertible into shares of the Company's common stock at $1.837 to $2.087 per share. The estimated value of the conversion feature of $754,000 was recorded as additional debt discount and amortized over the life of the Galen Bridge Loans.

           On April 5, 2002, the Company further amended the 2001/2002 Galen Bridge Loans to provide $1,500,000 of additional financing with a maturity date of April 30, 2002. Common stock purchase warrants to purchase 50,000 shares of the Company's common stock were issued on April 5, 2002, at an exercise price of $2.01.

           On May 8, 2002, the Company and the Galen Group completed a further amendment to the 2001/2002 Galen Bridge Loan Agreement to (i) extend the maturity date of the $7,000,000 principal amount of the 2001/2002 Galen Bridge Loans, plus accrued and unpaid interest, to January 1, 2003, (ii) provide for the commitment for Galen to advance up to $8,000,000 to the Company in the form of additional bridge loans to fund the Company's working capital requirements through December 31, 2002 (the "2002 Galen Bridge Loan Commitment") and (iii) provide for the advance by Galen to the Company of a bridge loan of $1,000,000 under the 2002 Galen Bridge Loan Commitment. All advances made by Galen to the Company under the 2002 Galen Bridge Loan Commitment have a maturity date of January 1, 2003.

      As of March 31, 2002 Watson Pharmaceuticals, Inc. had advanced $17,500,000 to the Company under a term loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures in March 2003.

NOTE 8 - CONTINGENCIES

      The Company currently is a defendant in several lawsuits involving product liability claims. The Company's insurance carriers have assumed the defense for all product liability and other actions involving the Company. The final outcome of these lawsuits cannot be determined at this time, and accordingly, no adjustment has been made to the condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Three months ended March 31, 2002 vs. three months ended March 31, 2001
--------------------------------------------------------------------------------

Net Product Revenues

         The Company's net product revenues for the three months ended March 31, 2002 of $1,881,000 represents a decrease of $6,085,000 (76.4%) as compared to net revenues for the three months ended March 31, 2001 of $7,966,000. Product sales decreased $1,085,000 as a result of a shortage of two raw materials and delays encountered in transitioning manufacturing operations from our Brooklyn, NY facility, which was vacated in March 2001, to the Company's facility in Congers, NY. These shortages are expected to diminish through the second quarter of 2002.

         During the first quarter 2001, the Company recognized $5,000,000 of product development revenues associated with the sale of certain product rights to Watson Pharmaceuticals, Inc. On an ongoing basis, the Company expects to generate revenues from the development and manufacture of both finished dosage and active pharmaceutical ingredients ("API's"), and then partnering with others for the marketing and distribution of these products.

Cost of Manufacturing

         For the three months ended March 31, 2002, cost of manufacturing decreased by $1,668,000 as compared to the three months ended March 31, 2001. The decrease for 2002 is attributable to lower sales.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 2002 and 2001 were 85.9% and 20.8%, respectively. Overall these expenses in the first three months of 2002 decreased $44,000 for the same period in 2001.

Research and Development Expenses

         The Company currently conducts research and development activities at each of its Congers, New York and Culver, Indiana facilities. The Company's research and development activities consist primarily of the development of the Opiate Synthesis Technologies, including the development for sale of new chemical products and the development of APIs, as well as new generic drug product development efforts and manufacturing process improvements. New drug product development activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and additional testing in areas such as bioavailability, bioequivalence and shelf-life. During 2002, the Company's research and development efforts will cover finished dosage products and APIs in a variety of therapeutic applications, with an emphasis on pain management products. Research and development expenses increased $66,000 over the same period in 2001 and as a percentage of sales for the three months ended March 31, 2002 and 2001 was 19.8% and 3.8%, respectively.

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

         The Company is performing the necessary regulatory steps to effect the transfer of certain of the products obtained from Barr Laboratories in April 1999 to the Company. The Company initially has identified 8 of the products for which it will devote substantial effort in seeking approval from the FDA for manufacture and sale. The Company estimates that certain of these Barr Products will be available for sale in the fourth quarter of 2002, although no assurance can be given that any of the Barr Products will receive FDA approval or that if approved, that the Company will be successful in the manufacture and sale of the such products. It is the Company's intention to continue to evaluate the remaining Barr Products on an ongoing basis to assess their prospects for commercialization and likelihood of obtaining regulatory approval.

         The Company is continuing development efforts relating to certain API's. In the last few years, the Company has increased its efforts to develop and manufacture APIs, also known as bulk chemical products. The development and sale of APIs generally is not subject to the same level of regulation as is the development and sale of drug products. Accordingly, APIs may be brought to market substantially sooner than drug products. Although the Company did not generate revenues from the sale of API's in fiscal 2001 or in the quarter ended March 31, 2002, it is the Company's expectation that its strategic alliance with Watson Pharmaceuticals, Inc. and the continued development of the Opiate Synthesis Technologies and other API development efforts, in addition to assisting in the expansion of the Company's line of finished dosage products, will generate revenues from the sale of products using internally produced APIs starting in the fourth quarter of 2002 and such revenue segment will likely increase thereafter as a percentage of total revenue. The Company currently manufactures two API's and has seven others under development.

Net Income (Loss)

         For the three months ended March 31, 2002, the Company had net loss of $(5,479,000) as compared to a net loss of $(106,000) for the three months ended March 31, 2001. Included in the results for the three months ended March 31, 2002 was interest expense of $1,034,000 and amortization of deferred debt discount and private offering costs of $1,535,000 as compared to $946,000 and $581,000, respectively, over the same period in 2001.

Liquidity and Capital Resources

         At March 31, 2002 the Company had cash and cash equivalents of $221,000 as compared to $422,000 at December 31, 2001. The Company had working capital deficiency at March 31, 2002 of $(75,736,000), of which $(64,695,000) reflects the reclassification to current liabilities comprising the Company's payment obligations due March 2003 under each of the $17,500,000 term loan with Watson Pharmaceuticals, Inc. (the "Watson Term Loan") and the Company's outstanding 5% convertible debentures (the "Debentures). The Company had working capital deficiency at December 31, 2001 of $(8,276,000).

         In addition to the other strategic alliance transactions with Watson Pharmaceuticals, Inc. ("Watson") completed on March 29, 2000, the Company and Watson executed a Loan Agreement providing for Watson's extension of a $17,500,000 term loan to the Company (the "Watson Term Loan"). The Watson Term Loan provides for funding in installments upon the Company's request for advances and the provision to Watson of a supporting use of proceeds relating to each such advance. As of March 31, 2002, Watson had advanced the full $17.5 million available to the Company under the Watson Term Loan. The Watson Term Loan is secured by a first lien on all of the Company's assets, senior to the liens securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures in March 2003. The net proceeds of the Watson Term Loan were used in part to satisfy certain bridge loans made by Galen Partners III, L.P. ("Galen") to the Company during 2000, to satisfy the Company's payment obligations under the Settlement Agreement with the landlord of its Brooklyn, New York facility, to fund capital improvements and to fund the Company's working capital requirements.

         Pursuant to the terms of the Core Products Supply Agreement with Watson, Watson was required to purchase and pay for on a quarterly basis a minimum of $3,060,000 for products supplied by the Company under such Agreement. For the three quarters ending December 31, 2000, Watson had made an advance payment of approximately $4,402,000 as required under the terms of the Core Products Supply Agreement to be applied against future product purchases under such Agreement. The advance payments and any additional advance payments made by Watson under the Core Products Supply Agreement will require that the Company supply Watson with a like amount of products without additional payments from Watson at such time. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement (the "Core Products Amendment") providing (i) for a reduction of Watson's minimum purchase requirements from $3,060,000 to $1,500,000 per quarter, (ii) for an extension of Watson's minimum purchase requirements from the quarter ending September 30, 2001 to quarter ending September 30, 2002, (iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and (iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson as provided in Subsection (iii) above) in two (2) equal monthly installments on October 1, 2002 and November 1, 2002. Pending the Company's development and receipt of regulatory approval for its API's and finished dosage products currently under development, including without limitation, the Product sold to Watson, and the marketing and sales of the same, of which there can be no assurance, substantially all the Company's revenues expect to be derived from the Core Products Supply Agreement with Watson. As of March 31, 2002, Watson's advance payments were $4,147,000 and the Company has provided for the costs of satisfying its obligations to Watson.

         The Company secured bridge financing from Galen, certain of Galen's affiliates and certain investors in the Company's 5% convertible subordinated debentures (collectively, the "Galen Group") in the aggregate amount of approximately $7,000,000 funded through five (5) separate bridge loan transactions during the period from August 15, 2001 through April 5, 2002 (collectively, the "2001/2002 Galen Bridge Loans"). $2,500,000 of the 2001/2002 Galen Bridge Loans were used by the Company to satisfy in full the Company's 10% convertible subordinated debentures in the principal amount of $2,500,000 issued in August 1996 and which matured on August 6, 2001. The remaining $4,500,000 balance of the 2001/2002 Galen Bridge Loans was used for working capital to fund continuing operations. The Galen Bridge Loans bear interest at the rate of 10% per annum and are secured by a lien on all the Company's assets, junior to the security interest granted to Watson under the Watson Term Loan but senior to the security interest granted to the holders of the Company's 5% convertible subordinated debentures issued in March, 1998 and May, 1999. The promissory notes issued in the 2001/2002 Galen Bridge Loans are convertible into common stock at an average initial conversion price of $2.33 per share, which conversion price equals the average trading price of the Company's common stock for the 20 days preceding the closing date of each bridge loan advance. The conversion price of the promissory notes is subject to full-ratchet dilution protection to equal the lower purchase price/conversion price of the Company's securities issued in a subsequent offering. In consideration for the extension of the 2001/2002 Galen Bridge Loans, the Company issued to the Galen Group common stock purchase warrants to purchase an aggregate of 657,461 shares of the Company's common stock at an average initial exercise price of $2.22 per share. The exercise price of the Warrants is subject to full-ratchet dilution protection to equal the lower purchase price/conversion price of the Company's securities issued in a subsequent offering.

         Until such time as the Company successfully develops and commercializes new finished dosage products and active pharmaceutical ingredients, of which there can be no assurance, the Company will continue to incur operating losses and negative cash flow. The Company is in need of additional financing in order to satisfy its obligations under outstanding bridge loans as well as to fund continuing operations. Although the Company is in active discussions with certain third parties to obtain such financing, no assurance can be given that necessary financing will be available to the Company on acceptable terms, if at all.

         In April 2002, the Company has received a commitment from Galen Partners III, L.P. ("Galen") to (i) extend the maturity date of that portion of the 2001/2002 Galen Bridge Loans advanced by Galen and its affiliates to January 1, 2003 (representing approximately $6,250,000 of the outstanding $7,000,000 in bridge financing provided by the Galen Group to the Company), (the "2001/2002 Galen Bridge Loans Maturity Date Extension"), and (ii) fund the Company's working capital requirements through December 31, 2002 in the form of additional bridge financing under terms consistent with the 2001/2002 Galen Bridge Loans (the "2002 Galen Bridge Loan Commitment").

         On May 8, 2002, the Company and the Galen Group completed an amendment to the 2001/2002 Galen Bridge Loan Agreement to (i) extend the maturity date of the $7,000,000 principal amount of the 2001/2002 Galen Bridge Loans, plus accrued and unpaid interest, to January 1, 2003, (ii) provide for the commitment of Galen to advance up to $8,000,000 to the Company in the form of additional bridge loans to fund the Company's working capital requirements through December 31, 2002 (the "2002 Galen Bridge Loan Commitment") and (iii) provide for the advance by Galen to the Company of a bridge loan of $1,000,000 under the 2002 Galen Bridge Loan Commitment.

         In consideration for the 2001/2002 Bridge Loans Maturity Date Extension, the Company issued common stock purchase warrants to the Galen Group to purchase an aggregate of approximately 1,925,000 shares of the Company's common stock, representing 33,000 shares of the Company's common stock for each $1,000,000 in bridge financing provided under the 2001/2002 Galen Bridge Loans having a term of thirty (30) days. With respect to the 2002 Galen Bridge Loan Commitment, advances bear interest at the rate of ten percent (10%) per annum, are secured by a lien on all the Company's assets and have a maturity date of January 1, 2003. Promissory notes issued under the 2002 Galen Bridge Loan Commitment are convertible into the Company's common stock at a conversion price equal to the average of the trading price of the Company's common stock for the twenty (20) trading days preceding the issuance of each promissory note, subject to full-ratchet dilution protection to equal the lower purchase price/conversion price of the Company's securities issued in a subsequent offering. In consideration for Galen's agreement to provide the 2002 Galen Bridge Loan Commitment, the Company issued to Galen a common stock purchase warrant exercisable for 600,000 shares of the Company's common stock at an exercise price equal to the average trading price for the Company's common stock for the twenty (20) trading days preceding the issuance of such warrant, subject to the same full-ratchet dilution protections provided in the bridge loan promissory notes. In addition, the Company will issue additional common stock purchase warrants to Galen exercisable for up to 1,200,000 shares of the Company's common stock, issued in installments as advances are made to the Company under the 2002 Galen Bridge Loan Commitment. The number of warrants issuable by the Company for each advance will equal 33,000 shares of the Company's common stock for each $1,000,000 in additional bridge financing having a term of thirty (30) days. Such additional warrants will have an exercise price equal to the average trading price of the Company's common stock for the twenty (20) trading days preceding the issuance of each such warrant, subject to the same full-ratchet dilution protections provided in the bridge loan promissory notes.

         The Company's efforts to obtain the approval of the U.S. Drug Enforcement Administration ("DEA") for a registration to import raw materials for use in production, including contesting pending third-party opposition proceedings, and the continuing development of the Company's Opiate Synthesis Technologies will continue through 2004. In order to fund continued operations, satisfy the 2001/2002 Galen Bridge Loans and advance made under the 2002 Galen Bridge Loan Commitment, and to fund the continued development of the Company's Opiate Synthesis Technologies during the period from fiscal 2002 through and including 2004, which includes the completion of planned capital improvements to the Company's Culver, Indiana and Congers, NY facilities and the processing of the registrations and approvals required from the DEA (including funding the legal fees and related expenses in connection with pending opposition proceedings relating to the Company's request for a raw material import registration), the Company estimates that it will be required to obtain additional sources of financing or a third party equity investment of approximately $15.0 million (as such amount may be reduced to the extent of advances, if any, made by Galen to the Company under the 2002 Galen Bridge Loan Commitment). The Company is seeking additional funds through transactions related to its business lines as well as private financings and is currently in active negotiations with certain third parties relating to a private equity financing. There can be no assurance, however, that such ongoing negotiations will be successful or that other sources of financing will be available to the Company on acceptable terms, if at all. Failure to obtain such financing or equity investment may require the Company
(i) significantly curtail product commercialization efforts, including the development and commercialization of the Opiate Synthesis Technologies, (ii) if available, obtain funding through arrangements with collaborative partners or others on terms that may require the Company to relinquish certain rights in its Opiate Synthesis Technologies, which the Company could otherwise pursue on its own, or that would significantly dilute the Company's stockholders (iii) significantly scale back or terminate operations, and/or (iv) seek relief under applicable bankruptcy laws. Any extended delay in obtaining necessary financing will result in the cessation of the Company's continuing development efforts relating to its Opiate Synthesis Technologies and will have a material adverse effect on the Company's financial condition and results of operations.

New Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," as amended.

     The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 had no effect on the financial position or results of operations of the Company.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets.

     The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no effect on the financial position or results of operations of the Company.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2002, the Company issued 5% Convertible Debentures in the principal amount of approximately $538,000 in satisfaction of accrued interest on Company's outstanding 5% Convertible Subordinated Debentures issued in March and June 1998, and May and July 1999 (the "Convertible Debentures").

         Each of the holders of the Convertible Debentures for which interest payments were made in 5% Convertible Subordinated Debentures are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The 5% Convertible Subordinated Debentures issued in satisfaction of the interest payments under the Convertible Debentures were issued without registration under the Act in reliance upon
Section 4(2) of the Act and Regulation D promulgated thereunder.

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


                                                          HALSEY DRUG CO., INC.



Date: May 14, 2002                                 BY:s/s Michael K. Reicher
                                                          ---------------------
                                                          Michael K. Reicher
                                                          Chairman  and Chief
                                                          Executive Officer

Date: May 14, 2002                                 BY:s/s  Peter A. Clemens
                                                          ---------------------
                                                          Peter A. Clemens
                                                          VP & Chief Financial
                                                          Officer