Form 10-Q
period 2002-06-30
HALSEY DRUG CO INC/NEW
filed 2002-08-14
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2002

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

YES  [X]         NO [ ]

As of August 12, 2002 the registrant had 15,065,240 shares of Common Stock, $.01 par value, outstanding.

                      HALSEY DRUG CO., INC. & SUBSIDIARIES


                                      INDEX

                                                                          Page #
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -                               3
         June 30, 2002 and December 31, 2001

         Condensed Consolidated Statements of Operations -                     5
         Three and six months ended June 30, 2002 and June 30, 2001

         Condensed Consolidated Statements of Cash                             6
         Flows - Six months ended June 30, 2002
         and June 30, 2001

         Consolidated Statement of Stockholders'                               8
         Equity (Deficit) - Six months ended June 30, 2002

         Notes to Condensed Consolidated Financial                             9
         Statements

Item 2.  Management's Discussion and Analysis of Financial                    16
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                24

Item 6.  Exhibits and Reports on Form 8-K                                     24

SIGNATURES                                                                    25

PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


          (In thousands)                         JUNE 30,   DECEMBER 31,
                                                   2002         2001
                                                 -------      -------
CURRENT ASSETS

  Cash                                           $   245      $   442

  Accounts Receivable - trade, net of
  allowances for doubtful accounts of
  $19 at June 30, 2002 and $347 at
  December 31, 2001, respectively                    641          367

  Inventories                                      2,488        2,729

  Prepaid expenses and other current assets          317          238
                                                 -------      -------

  Total current assets                             3,691        3,776

PROPERTY, PLANT & EQUIPMENT, NET                   5,675        5,998

DEFERRED PRIVATE OFFERING COSTS                      367          672

OTHER ASSETS AND DEPOSITS                            516          623
                                                 -------      -------
                                                 $10,249      $11,069
                                                 =======      =======


The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


          (In thousands)                             JUNE 30,      DECEMBER 31,
                                                       2002            2001
                                                    ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable, net                                $  22,688       $   2,568
  Convertible subordinated debentures, net             48,217              --
  Accounts payable                                      3,008           2,979
  Accrued expenses                                      6,381           6,205
  Department of Justice Settlement                        300             300
                                                    ---------       ---------

  Total current liabilities                            80,594          12,052

CONVERTIBLE SUBORDINATED DEBENTURES, NET                   --          46,179

TERM NOTE PAYABLE                                          --          17,500

DEPARTMENT OF JUSTICE SETTLEMENT                          619             774

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $.01 par value; authorized
    80,000,000 shares; 15,065,240 shares
    issued and outstanding at June 30, 2002
    and December 31, 2001                                 151             151

  Additional paid-in capital                           43,205          35,914

  Accumulated deficit                                (114,320)       (101,501)
                                                    ---------       ---------
                                                      (70,964)        (65,436)
                                                    ---------       ---------

                                                    $  10,249       $  11,069
                                                    =========       =========


The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


   (In thousands except share data)

                                                                                  JUNE 30
                                                                                  -------
                                                       FOR THE SIX MONTHS ENDED            FOR THE THREE MONTHS ENDED
                                                       ------------------------            --------------------------
                                                       2002               2001               2002               2001
                                                   ------------       ------------       ------------       ------------
Product sales                                      $      4,139       $      4,928       $      2,258       $      1,962
Product development revenues                                 --              5,000                 --                 --
                                                   ------------       ------------       ------------       ------------

   Net product revenues                                   4,139              9,928              2,258              1,962

Cost of manufacturing                                     6,254              7,847              3,353              3,278
Research & development                                      757                620                385                314
Selling, general and administrative expenses              3,515              3,016              1,899              1,355
Plant shutdown costs                                       (120)                --                 --                 --
                                                   ------------       ------------       ------------       ------------

   Loss from operations                                  (6,267)            (1,555)            (3,379)            (2,985)

Other income (expense)
Interest expense, net                                    (2,166)            (1,965)            (1,132)            (1,019)
Amortization of deferred debt discount and
   private offering costs                                (4,375)            (1,161)            (2,840)              (580)
Investment in joint venture                                  --                (31)                --                (17)
Other                                                       (11)                 9                 11                  5
                                                   ------------       ------------       ------------       ------------

   NET LOSS                                        $    (12,819)      $     (4,703)      $     (7,340)      $     (4,596)
                                                   ============       ============       ============       ============

Basic and diluted loss per share                   $      (0.85)      $      (0.31)      $      (0.49)      $      (0.30)
                                                   ============       ============       ============       ============

Weighted average number of outstanding shares        15,065,240         14,987,326         15,065,240         14,995,742
                                                   ============       ============       ============       ============

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

          (In thousands)                                         SIX MONTHS ENDED
                                                                     JUNE 30
                                                                     --------
                                                                2002           2001
                                                              --------       --------
Cash flows from operating activities
Net loss                                                      $(12,819)      $ (4,703)
                                                              --------       --------
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities

     Depreciation and amortization                                 433            509
     Amortization of deferred debt discount and private
     offering costs                                              4,375          1,161
     Amortization of deferred product acquisition costs             18              9
     Provision for losses on accounts receivable                    --           (117)
     Loss on disposal of assets                                     19             --
     Debentures and stock issued for interest                    1,081          1,061
     Changes in assets and liabilities
        Accounts receivable                                     (1,103)         3,190
        Other receivable                                            --            637
        Inventories                                                241            360
        Prepaid expenses and other current assets                  (79)           328
        Other assets and deposits                                  119           (250)
        Accounts payable                                           338           (807)
        Accrued expenses                                         1,048           (586)
                                                              --------       --------

        Total adjustments                                        6,490          5,495
                                                              --------       --------

     Net cash (used in) provided by operating activities        (6,329)           792
                                                              --------       --------
Cash flows from investing activities

     Capital expenditures                                         (203)          (586)
     Investment in joint venture                                    --            (26)
                                                              --------       --------

     Net cash used in investing activities                        (203)          (612)
                                                              --------       --------
Cash flows from financing activities

     Proceeds from issuance of term notes payable                6,500          2,000
     Payments to Department of Justice                            (155)          (150)
     Payments on notes payable                                     (10)        (1,752)
                                                              --------       --------

     Net cash provided by financing activities                   6,335             98
                                                              --------       --------
         NET (DECREASE) INCREASE IN CASH                          (197)           278

Cash at beginning of period                                        442            697
                                                              --------       --------
Cash at end of period                                         $    245       $    975
                                                              ========       ========

Supplemental disclosures of noncash investing and financing activities:

Six Months ended June 30, 2002
------------------------------

The Company issued approximately $1,081,000 of debentures as payment for like amount of accrued debenture interest.

The Company issued approximately 2,120,000 warrants with an estimated relative fair value of $2,412,000 in connection with the refinancing of existing bridge loans in January and May 2002.

The Company issued 600,000 warrants with an estimated relative fair value of $948,000 for the lending commitment of a bridge loan.

The Company issued approximately 775,000 warrants with an estimated relative fair value of $961,000 in connection with the issuance of bridge loans.

The Company issued 25,000 warrants with an estimated fair value of $30,000 for the acquisition of product ANDA's.

The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                         SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)


(In thousands except share data)

                                   Common Stock
                                  $.01 par value      Additional
                                  --------------       Paid-in      Accumulated
                                Shares       Amount    Capital        Deficit        Total
                              ----------     ------   ---------     ----------    ----------
Balance January 1, 2002       15,065,240     $  151    $ 35,914     $ (101,501)    $ (65,436)

Net loss for the six
months ended June 30, 2002                                             (12,819)      (12,819)

Issuance of warrants and
beneficial conversion
features in connection
with convertible debt                                     7,261                        7,261

Issuance of warrant for
the acquisition
of product ANDA's                                            30                           30
                              ----------     ------    --------     ----------     ---------
Balance at June 30, 2002      15,065,240     $  151    $ 43,205      $(114,320)    $ (70,964)
                              ==========     ======    ========      =========     =========


The accompanying notes are an integral part of this statement

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and cash flows for the six months ended June 30, 2002, assuming that the Company will continue as a going concern, have been made. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         At June 30, 2002 the Company had cash and cash equivalents of $245,000 as compared to $442,000 at December 31, 2001. The Company had a working capital deficiency at June 30, 2002 of $(76,903,000) and an accumulated deficit of approximately $(114,320,000). The Company incurred a loss of approximately $(12,819,000) during the six months ended June 30, 2002. The working capital deficiency of $(76,903,000) includes the reclassification of $65,717,000 to current liabilities comprising the $17,500,000 term loan with Watson Pharmaceuticals, Inc. (the "Watson Term Loan") and the Company's net outstanding 5% convertible debentures (the "Debentures) each of which are due in March 2003.

      Until such time as the Company successfully develops and commercializes new finished dosage products and active pharmaceutical ingredients, of which there can be no assurance, the Company will continue to incur operating losses and negative cash flow. The Company is in need of additional financing in order to fund its working capital requirements and to develop its opiate synthesis technologies. Although the Company is in active discussions with certain third parties to obtain such financing, no assurance can be given that necessary financing will be available to the Company on acceptable terms, if at all, or that the amount of such financing, if any, will be sufficient to meet the Company's working capital requirements and provide adequate funding for the development of the Company's opiate synthesis technologies.

         The Company has funded operations by securing bridge financing from Galen Partners III, L.P. ("Galen"), certain of Galen's affiliates and certain investors in the Company's Debentures (collectively, "Galen Group") in the aggregate amount of approximately $7,000,000 advanced in five (5) separate bridge loan transactions during the period from August 15, 2001 through April

5, 2002 (collectively, the "2001/2002 Galen Bridge Loans"). On May 8, 2002, the Company and the Galen Group completed an amendment to the 2001/2002 Galen Bridge Loan Agreement to (i) extend the maturity date of the $7,000,000 principal amount of the 2001/2002 Galen Bridge Loans, plus accrued and unpaid interest, to January 1, 2003, (ii) provide for the commitment of Galen to advance up to $8,000,000 to the Company in the form of additional bridge loans to fund the Company's working capital requirements through December 31, 2002, (the "2002 Galen Bridge Loan Commitment"), and (iii) provide for the advance by Galen to the Company of a bridge loan of $1,000,000 under the 2002 Galen Bridge Loan Commitment. As of August 12, 2002, $4.5 million had been advanced by Galen to the Company in the form of bridge loans under the 2002 Galen Bridge Loan Commitment. All advances made by Galen to the Company under the 2002 Galen Bridge Loan Commitment have a maturity date of January 1, 2003.

         The Company's efforts to obtain the approval of the U.S. Drug Enforcement Administration ("DEA") for a registration to import raw materials for use in production, including contesting pending third-party opposition proceedings, and the continuing development of the Company's opiate synthesis technologies will continue through 2004. In order to fund continued operations, and to fund the continued development of the Company's opiate synthesis technologies during the period from fiscal 2002 through and including 2004, which includes the completion of planned capital improvements to the Company's Indiana and New York facilities and the processing of the registrations and approvals required from the DEA (including funding the legal fees and related expenses in connection with the pending opposition proceedings relating to the Company's request for a raw material import registration), the Company estimates that it will be required to obtain additional sources of financing or a third party equity investment of approximately $15.0 million (the "Working Capital Financing"). The Company is currently seeking the Working Capital Financing through transactions related to its business lines as well as private financings. There can be no assurance, however, that the Working Capital Financing will be available to the Company on acceptable terms, if at all. In addition, the Company expects to negotiate with each of Watson, the Galen Group and the holders of the Company's Debentures to extend the maturity date of each of the Watson Term Loan, the 2001/2002 Galen Bridge Loans and the Debentures. The 2001/2002 Galen Bridge Loans have a maturity date of January 1, 2003. The Watson Term Loan and the Debentures each have a maturity date of March 31, 2003. No assurance can be given, however, that the Company will be successful in extending the maturity dates for all or any of the Watson Term Loan, the 2001/2002 Galen Bridge Loans or the Debentures.

         The failure of the Company to obtain the Working Capital Financing and to extend the maturity dates of each of the Watson Term Loan, the 2001/2002 Galen Bridge Loans and the Debentures will require the Company to (i) significantly curtail product development activities, (ii) if available, obtain funding through arrangements with collaborative partners or others on terms that may require the Company to relinquish certain rights to its products and technologies, which the Company could otherwise pursue on its own, or that would significantly dilute the Company's stockholders, (iii) significantly scale back or terminate operations, and/or (iv) seek relief under applicable bankruptcy laws. Any extended delay in obtaining the Working Capital Financing or in obtaining the extension of the maturity dates of the Company's indebtedness will result in the cessation of the Company's continuing development efforts relating to its products and technologies and will have a material adverse effect on the Company's financial condition and results of operations.

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

         On April 30, 2002 the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net the related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations-reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its consolidated results of operations and financial position.

         On July 30, 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on its consolidated results of operations and financial position.



NOTE 3 - STRATEGIC ALLIANCE WITH WATSON PHARMACEUTICALS

         Pursuant to the terms of the Core Products Supply Agreement with Watson, Watson was required to purchase and pay for on a quarterly basis a minimum of $3,060,000 for products supplied by the Company under such Agreement. For the three quarters ending December 31, 2000, Watson had made an advance payment of approximately $4,402,000 as required under the terms of the Core Products Supply Agreement to be applied against future product purchases under such Agreement. The advance payments and any additional advance payments made by Watson under the Core Products Supply Agreement will require that the Company supply Watson with a like amount of products without additional payments from Watson at such time. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement (the "Core Products Amendment") providing (i) for a reduction of Watson's minimum purchase requirements from $3,060,000 to $1,500,000 per quarter, (ii) for an extension of Watson's minimum purchase requirements from the quarter ending September 30, 2001 to quarter ending September 30, 2002, (iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and (iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson as provided in Subsection (iii) above) in two (2) equal monthly installments on October 1, 2002 and November 1, 2002. Pending the Company's development and receipt of regulatory approval for its API's and finished dosage products currently under development, including without limitation, the Product sold to Watson, and the marketing and sales of the same, of which there can be no assurance, substantially all the Company's revenues expect to be derived from the Core Products Supply Agreement with Watson. As of June 30, 2002, Watson's advance payments were $4,124,000 and the Company has provided for the costs of satisfying its obligations to Watson.

NOTE 4 - EARNINGS (LOSS) PER SHARE

         The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on basic earnings per share adjusted for the effect of other potentially dilutive securities. Excluded from the 2002 and 2001 six month ended computation are approximately 60,720,428 and 51,338,640 respectively, of outstanding warrants and options and the effect of convertible debentures and bridge loans outstanding which would be antidilutive.


NOTE 5 - INVENTORIES

      Inventories consist of the following:

                           (In thousands)
                  June 30, 2002   December 31, 2001
                  --------------  -----------------
Finished Goods       $      45         $      38
Work in Process            591             1,076
Raw Materials            1,852             1,615
                     ---------         ---------
                     $   2,488         $   2,729
                     =========         =========

NOTE 6 - CONVERTIBLE SUBORDINATED DEBENTURES

         Convertible Subordinated Debentures consist of the following:

                                     (In thousands)
                            June 30, 2002   December 31, 2001
                            --------------  -----------------
1998 Debentures               $  29,577       $     28,954
1999 Debentures                  20,038             19,580
                              ---------       ------------
                                 49,615             48,534

Less: Debt discount              (1,398)            (2,355)
                              ---------       ------------
                                 48,217             46,179
Less: Current maturities        (48,217)                --
                              ---------       ------------
                              $      --       $     46,179
                              =========       ============

NOTE 7 - NOTES PAYABLE

         Notes payable consist of the following:

                                       (In thousands)
                              June 30, 2002    December 31, 2001
                              -------------    -----------------
Bridge loans                     $   9,278       $      2,500
Capital lease obligation                57                 68
                                 ---------       ------------
                                 $   9,335       $      2,568

Less: Debt discount                 (4,147)               (--)
                                 ---------       ------------
                                 $   5,188       $      2,568
                                 =========       ============

 Term note payable               $  17,500       $     17,500
                                 =========       ============

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

         On January 9, 2002, the Company and Galen agreed to amend the 2001/2002 Galen Bridge Loans to (1) refinance existing Bridge Loans to April 30, 2002, (2) issue warrants expiring January 9, 2009 to purchase 194,723 shares of the Company's common stock at an exercise price of $1.837 per share in exchange for the extension of the maturity date, and (3) provide for $3,000,000 of additional financing. The relative estimated fair value of the warrants, $267,000 was recorded as additional debt discount and amortized over the life of the bridge loan.

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

         The Galen Bridge Loans are convertible into shares of the Company's common stock at $1.837 to $2.087 per share. The estimated value of the conversion feature of $754,000, was recorded as additional debt discount and amortized over the life of the Galen Bridge Loans.

         On April 5, 2002, the Company further amended the 2001/2002 Galen Bridge Loans to provide $1,500,000 of additional financing with a maturity date of April 30, 2002. The April 5, 2002 bridge loan is convertible into shares of the Company's common stock at $2.01 per share. Common stock purchase warrants to purchase 50,000 shares of the Company's common stock were issued on April 5, 2002, at an exercise price of $2.01. The relative estimated fair value of the warrants of $98,000 and the estimated value of the conversion feature of $464,000 was recorded as additional debt discount and amortized over the life of the Galen Bridge Loans.

         On May 8, 2002, the Company and the Galen Group completed an amendment to the 2001/2002 Galen Bridge Loan Agreement to (i) extend the maturity date of a $7,000,000 principal amount of the 2001/2002 Galen Bridge Loans, plus accrued and unpaid interest, to January 1, 2003, (ii) provide for the commitment of Galen to advance up to $8,000,000 to the Company in the form of additional bridge loans to fund the Company's working capital requirements through December 31, 2002 (the "2002 Galen Bridge Loan Commitment") and (iii) provide for the advance by Galen to the Company of a bridge loan of $1,000,000 under the 2002 Galen Bridge Loan Commitment.

         In consideration for the 2001/2002 Bridge Loans Maturity Date Extension, the Company issued common stock purchase warrants to the Galen Group to purchase an aggregate of approximately 1,925,000 shares of the Company's common stock, representing 33,000 shares of the Company's common stock for each $1,000,000 in bridge financing provided under the 2001/2002 Galen Bridge Loans having a term of thirty (30) days, subject to anti-dilution protection. In consideration for Galen's agreement to provide the 2002 Galen Bridge Loan Commitment, the Company issued to Galen a common stock purchase warrant exercisable for 600,000 shares of the Company's common stock at an exercise price of $2.10. In addition, the Company will issue additional common stock purchase warrants to Galen exercisable for up to 1,200,000 shares of the Company's common stock, issued in installments as advances are made to the Company under the 2002 Galen Bride Loan Commitment. The number of warrants issuable by the Company for each advance will equal 33,000 shares of the Company's common stock for each $1,000,000 in additional bridge financing having a term of thirty (30) days. Such additional warrants will have an exercise price equal to the average trading price of the Company's common stock for the twenty
(20) trading days preceding the issuance of each such warrant, subject to anti-dilution protection.

         The May 8, 2002 bridge loan is convertible into shares of the Company's common stock at $2.16 per share. Common stock purchase warrants to purchase approximately an aggregate of 2,789,000 shares of the Company's common stock were issued at an exercise price of $2.16. The relative estimated fair value of the warrants of $3,387,000 and the estimated value of the conversion feature of $1,635,000 was recorded as additional debt discount and amortized over the life of the Galen Bridge Loans.

         On June 3, 2002, $1.0 million was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.90 per share. Common stock purchase warrants to purchase approximately 236,000 shares of the Company's common stock were issued at an exercise price of $1.90. The relative estimated fair value of the warrants of $234,000 and the estimated value of the conversion feature of $87,000 was recorded as additional debt discount and amortized over the remaining life of the bridge loan.

         During the month of July 2002, $1.5 million was advanced by Galen to the Company in the form of bridge loans under the 2002 Galen Bridge Loan Commitment. The bridge loans are convertible into shares of the Company's common stock at $1.72 and $1.45 per share. Common stock purchase warrants to purchase 204,442, and 89,999 shares of the Company's common stock were issued on July 1, and July 23, at exercise prices of $1.72, and $1.45, respectively. The relative estimated fair value of the warrants of approximately $206,000, and $81,000, respectively, and the estimated value of the conversion feature of $136,000 and $46,000, respectively will be recorded as additional debt discount in the Third Quarter and amortized over the remaining life of the bridge loans.

         On August 1, 2002, $1.0 million was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.42 per share. Common stock purchase warrants to purchase 165,554 shares of the Company's common stock was issued at an exercise price of $1.42. The relative estimated fair value of the warrants and the estimated value of the conversion feature will be recorded as additional debt discount in the Third Quarter and amortized over the remaining life of the bridge loan.

         All advances made by Galen to the Company under the 2002 Galen Bridge Loan Commitment have a maturity date of January 1, 2003.

         As of June 30, 2002 Watson Pharmaceuticals, Inc. had advanced $17,500,000 to the Company under a term loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures in March 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATIONS


Six months ended June 30, 2002 vs. six months ended June 30, 2001

NET PRODUCT REVENUES

         The Company's net product revenues for the six months ended June 30, 2002 of $4,139,000 represents a decrease of $5,789,000 (58.3%) as compared to net product revenues for the six months ended June 30, 2001 of $9,928,000. During the six month period ending June 30, 2001, the Company recognized $5,000,000 of product development revenues associated with the sale of certain product rights to Watson Pharmaceuticals, Inc. The decrease in product sales was due to the inability of the Company to obtain certain raw materials during the six months ended June 30, 2002. The Company believes that these raw materials will become available in the third quarter of the year. On an ongoing basis, the Company expects to generate revenues from the development and manufacture of both finished dosage and active pharmaceutical ingredients ("API's"), and then partner with others for the marketing and distribution of these products.

COST OF MANUFACTURING

         For the six months ended June 30, 2002, cost of manufacturing decreased $1,593,000 to $6,254,000 as compared to the six months ended June 30, 2001 of $7,847,000. This decrease is primarily attributable to 1) reduced costs associated with decreased sales and 2) the elimination of manufacturing overhead expenses from the closure of the Company's Brooklyn, New York facility in March 2001

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses as a percentage of sales for the six months ended June 30, 2002 and 2001 were 84.9% and 30.4%, respectively. Overall these expenses in the first six months of 2002 increased $499,000 over the same period in 2001. The increase is primarily attributable to legal expense incurred for patent research and regulatory matters associated with the DEA manufacturing and import license registrations, and increases in product marketing expenses and corporate insurance premiums.

RESEARCH AND DEVELOPMENT EXPENSES

         The Company currently conducts research and development activities at each of its Congers, New York and Culver, Indiana facilities. The Company's research and development activities consist primarily of the development of the Opiate Synthesis Technologies, including the development for sale of new chemical products and the development of APIs, as well as new generic drug product development efforts and manufacturing process improvements. New drug product development activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and additional testing in areas such as bio-availability, bio-equivalence and shelf-life. During 2002, the Company's research and development efforts will cover finished dosage products and APIs in a variety of therapeutic applications, with an emphasis on pain management products. Research and development expenses increased $137,000 over the same period in 2001 and as a percentage of sales for the six months ended June 30, 2002 and 2001 was 18.3% and 6.2%, respectively.

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

         The Company is performing the necessary regulatory steps to effect the transfer of certain of the products obtained from Barr Laboratories in April 1999 to the Company. The Company initially has identified 8 of the products for which it will devote substantial effort in seeking approval from the FDA for manufacture and sale. The Company estimates that certain of these Barr Products will be available for sale in the fourth quarter of 2002, although no assurance can be given that any of the Barr Products will receive FDA approval or that if approved, that the Company will be successful in the manufacture and sale of such products. It is the Company's intention to continue to evaluate the remaining Barr Products on an ongoing basis to assess their prospects for commercialization and likelihood of obtaining regulatory approval.

         The Company is continuing development efforts relating to certain API's. In the last few years, the Company has increased its efforts to develop and manufacture APIs, also known as bulk chemical products. The development and sale of APIs generally is not subject to the same level of regulation as is the development and sale of drug products. Accordingly, APIs may be brought to market substantially sooner than drug products. Although the Company did not generate revenues from the sale of API's in fiscal 2001 or in the six months ended June 30, 2002, it is the Company's expectation that its strategic alliance with Watson Pharmaceuticals, Inc. and the continued development of the Opiate Synthesis Technologies and other API development efforts, in addition to assisting in the expansion of the Company's line of finished dosage products, will generate revenues from the sale of products using internally produced APIs starting in the fourth quarter of 2002 and such revenue segment will likely increase thereafter as a percentage of total revenue. The Company currently manufactures two API's and has seven others under development.

NET INCOME (LOSS)

         For the six months ended June 30, 2002, the Company had a net loss of $(12,819,000) as compared to a net loss of $(4,703,000) for the six months ended June 30, 2001. Included in the results for the six months ended June 30, 2002 was net interest expense of $2,166,000 and amortization of deferred debt discount and private offering costs of $4,375,000 as compared to $1,965,000 and $1,161,000, respectively, for the six months ended June 30, 2001.

Three months ended June 30, 2002 vs. three months ended June 30, 2001

NET PRODUCT REVENUES

         The Company's net product revenues for the three months ended June 30, 2002 of $2,258,000 represents a increase of $296,000 (15.1%) as compared to net revenues for the three months ended June 30, 2001 of $1,962,000. The increase in product sales reflects some progress in transitioning manufacturing operations from our Brooklyn, NY facility, which was vacated in March 2001, to the Company's facility in Congers, NY. Raw material product shortages are expected to diminish through the third quarter of 2002.

         On an ongoing basis, the Company expects to generate revenues from the development and manufacture of both finished dosage and active pharmaceutical ingredients ("API's"), and then partner with others for the marketing and distribution of these products.


COST OF MANUFACTURING

         For the three months ended June 30, 2002, cost of manufacturing decreased by $75,000 as compared to the three months ended June 30, 2001.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses as a percentage of sales for the three months ended June 30, 2002 and 2001 were 84.1% and 69.1%, respectively. Overall these expenses in the three months ended June 30, 2002 increased $544,000 over the same period in 2001. The increase is primarily attributable to legal expense incurred for patent research and regulatory matters associated with the DEA manufacturing and import license registrations, and increases in product marketing expenses and corporate insurance premiums.


RESEARCH AND DEVELOPMENT EXPENSES

         The Company currently conducts research and development activities at each of its Congers, New York and Culver, Indiana facilities. The Company's research and development activities consist primarily of the development of the Opiate Synthesis Technologies, including the development for sale of new chemical products and the development of APIs, as well as new generic drug product development efforts and manufacturing process improvements. New drug product development activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and additional testing in areas such as bioavailability, bioequivalence and shelf-life. During 2002, the Company's research and development efforts will cover finished dosage products and APIs in a variety of therapeutic applications, with an emphasis on pain management products. Research and development expenses for the three months ended June 30, 2002 increased $71,000 over the same period in 2001 and as a percentage of sales for the three months ended June 30, 2002 and 2001 was 17.1% and 16.0%, respectively.

NET INCOME (LOSS)

         For the three months ended June 30, 2002, the Company had a net loss of $(7,340,000) as compared to a net loss of $(4,596,000) for the three months ended June 30, 2001. Included in the results for the three months ended June 30, 2002 was interest expense of $1,132,000 and amortization of deferred debt discount and private offering costs of $2,840,000 as compared to $1,019,000 and $580,000 respectively, over the same period in 2001.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002 the Company had cash and cash equivalents of $245,000 as compared to $442,000 at December 31, 2001. The Company had a working capital deficiency at June 30, 2002 of $(76,903,000), of which $65,717,000 reflects the reclassification to current liabilities comprising the Company's payment obligations due March 2003 under each of the $17,500,000 term loan with Watson Pharmaceuticals, Inc. and the Company's net outstanding 5% convertible debentures (the "Debentures"). The Company had a working capital deficiency at December 31, 2001 of $(8,276,000).

         In addition to the other strategic alliance transactions with Watson Pharmaceuticals, Inc. ("Watson") completed on March 29, 2000, the Company and Watson executed a Loan Agreement providing for Watson's extension of a $17,500,000 term loan to the Company (the "Watson Term Loan"). The Watson Term Loan provides for funding in installments upon the Company's request for advances and the provision to Watson of a supporting use of proceeds relating to each such advance. As of June 30, 2002, Watson had advanced the full $17.5 million available to the Company under the Watson Term Loan. The Watson Term Loan is secured by a first lien on all of the Company's assets, senior to the liens securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures in March 2003. The net proceeds of the Watson Term Loan were used in part to satisfy certain bridge loans made by Galen Partners III, L.P. ("Galen") to the Company during 2000, to satisfy Company's payment obligations under the Settlement Agreement with the landlord of its Brooklyn, New York facility, to fund capital improvements and to fund the Company's working capital requirements.

         Pursuant to the terms of the Core Products Supply Agreement with Watson, Watson was required to purchase and pay for on a quarterly basis a minimum of $3,060,000 for products supplied by the Company under such Agreement. For the three quarters ending December 31, 2000, Watson had made an advance payment of approximately $4,402,000 as required under the terms of the Core Products Supply Agreement to be applied against future product purchases under such Agreement. The advance payments and any additional advance payments made by Watson under the Core Products Supply Agreement will require that the Company supply Watson with a like amount of products without additional payments from Watson at such time. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement (the "Core Products Amendment") providing (i) for a reduction of Watson's minimum purchase requirements from $3,060,000 to $1,500,000 per quarter, (ii) for an extension of Watson's minimum purchase requirements from the quarter ending September 30, 2001 to quarter ending September 30, 2002, (iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and (iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson as provided in Subsection (iii) above) in two (2) equal monthly installments on October 1, 2002 and November 1, 2002. Pending the Company's development and receipt of regulatory approval for its API's and finished dosage products currently under development, including without limitation, the Product sold to Watson, and the marketing and sales of the same, of which there can be no assurance, substantially all the Company's revenues expect to be derived from the Core Products Supply Agreement with Watson. As of June 30, 2002, Watson's advance payments were $4,124,000 and the Company has provided for the costs of satisfying its obligations to Watson.

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

    Until such time as the Company successfully develops and commercializes new finished dosage products and active pharmaceutical ingredients, of which there can be no assurance, the Company will continue to incur operating losses and negative cash flow. The Company is in need of additional financing in order to fund its working capital requirements and to develop its opiate synthesis technologies. Although the Company is in active discussions with certain third parties to obtain such financing, no assurance can be given that necessary financing will be available to the Company on acceptable terms, if at all, or that the amount of such financing, if any, will be sufficient to meet the Company's working capital requirements and provide adequate funding to provide for the development of the Company's opiate synthesis technologies.

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

    The May 8, 2002 bridge loan is convertible into shares of the Company's common stock at $2.16 per share. Common stock purchase warrants to purchase approximately an aggregate of 2,789,000 shares of the Company's common stock were issued at an exercise price of $2.16. The relative estimated fair value of the warrants of $3,387,000 and the estimated value of the conversion feature of $1,635,000 was recorded as additional debt discount and amortized over the life of the Galen Bridge Loan.

    On June 3, 2002, $1.0 million was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.90 per share. Common stock purchase warrants to purchase approximately 236,000 shares of the Company's common stock were issued at an exercise price of $1.90. The relative estimated fair value of the warrants of $234,000 and the estimated value of the conversion feature of $87,000 was recorded as additional debt discount and amortized over the remaining life of the bridge loans.

    During the month of July 2002, $1.5 million was advanced by Galen to the Company in the form of bridge loans under the 2002 Galen Bridge Loan Commitment. The bridge loans are convertible into shares of the Company's common stock at $1.72 and $1.45 per share. Common stock purchase warrants to purchase 204,442, and 89,999 shares of the Company's common stock were issued on July 1, and July 23, at exercise prices of $1.72, and $1.45, respectively. The relative estimated fair value of the warrants of approximately $206,000, and $81,000, respectively, and the estimated value of the conversion feature of $136,000 and 46,000, respectively will be recorded as additional debt discount in the Third Quarter and amortized over the remaining life of the bridge loans.

    On August 1, 2002, $1.0 million was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.42 per share. Common stock purchase warrants to purchase 165,554 shares of the Company's common stock was issued at an exercise price of $1.42. The relative estimated fair value of the warrants and the estimated value of the conversion feature will be recorded as additional debt discount in the Third Quarter and amortized over the remaining life of the bridge loan. All advances made by Galen to the Company under the 2002 Galen Bridge Loan Commitment have a maturity date of January 1, 2003.

    The Company's efforts to obtain the approval of the U.S. Drug Enforcement Administration ("DEA") for a registration to import raw materials for use in production, including contesting pending third-party opposition proceedings, and the continuing development of the Company's opiate synthesis technologies will continue through 2004. In order to fund continued operations, and to fund the continued development of the Company's opiate synthesis technologies during the period from fiscal 2002 through and including 2004, which includes the completion of planned capital improvements to the Company's Culver, Indiana and Congers, NY facilities and the processing of the registrations and approvals required from the DEA (including funding the legal fees and related expenses in connection with pending opposition proceedings relating to the Company's request for a raw material import registration), the Company estimates that it will be required to obtain additional sources of financing or a third party equity investment of approximately $15.0 million (the "Working Capital Financing"). The Company is seeking the Working Capital Financing through transactions related to its business lines as well as private financings and is currently in active negotiations with certain third parties. There can be no assurance, however, that such ongoing negotiations will be successful or that the Working Capital Financing will be available to the Company on acceptable terms, if at all. In addition, the Company expects to negotiate with each of Watson, the Galen Group and the holders of the Company's Debentures to extend the maturity date of each of the Watson Term Loan, the 2001/2002 Galen Bridge Loans and the Debentures. The 2001/2002 Galen Bridge Loans have a maturity date of January 1, 2003. The Watson Term Loan and the Debentures each have a maturity date of March 31, 2003. No assurance can be given, however, that the Company will be successful in extending the maturity dates for any or all of the Watson Term Loan, the 2001/2002 Galen Bridge Loans or the Debentures.

     The failure of the Company to obtain the Working Capital Financing and the extend the maturity dates of each of the Watson Term Loan, the 2001/2002 Galen Bridge Loans and the Debentures will require the Company to (i) significantly curtail product commercialization efforts, including the development and commercialization of the opiate synthesis technologies, (ii) if available, obtain funding through arrangements with collaborative partners or others on terms that may require the Company to relinquish certain rights in its opiate synthesis technologies, which the Company could otherwise pursue on its own, or that would significantly dilute the Company's stockholders, (iii) significantly scale back or terminate operations, and/or (iv) seek relief under applicable bankruptcy laws. Any extended delay in obtaining the working capital financing or in obtaining the extension of the maturity dates of the Company's indebtedness will result in the cessation of the Company's continuing development efforts relating to its opiate synthesis technologies and will have a material adverse effect on the Company's financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

      Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission ("SEC") in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statement. Note A of the Notes to Consolidated Financial Statements, as contained in the Company's Annual Report on Form 10-K, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. In preparing these financial statements, the Company has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions. The Company's critical accounting policies are as follows:

REVENUE RECOGNITION

      The Company recognizes revenue at the time a product is shipped to customers. The Company established sales provisions for estimated chargebacks, discounts, rebates, returns, pricing adjustments and other sales allowances concurrently with the recognition of revenue. The sales provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, the expected market for the product, estimated customer inventory levels by product, price declines and current and projected economic conditions and levels of competition. Actual product return, chargebacks and other sales allowances incurred are, however, dependent upon future events. Management continually monitors the factors that influence sales allowance estimates and make adjustments to these provisions when allowances may differ from established allowances.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

INVENTORIES

    The Company's inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, the Company records provisions to reduce inventories to their net realizable value.

INCOME TAXES

    Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, the Company generally considers all expected future events other than an enactment of changes in the tax laws or rates. The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

STOCK COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and comply with the disclosure provision of SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"). If the Company were to include the cost of stock-based employee compensation in the financial statements, the Company's operating results would decline based on the fair value of the stock-based employee compensation.

DEFERRED DEBT DISCOUNT

    Deferred debt discount results from the issuance of stock warrants in connection with the issuance of subordinated debt and other notes payable. The amount of the discount is recorded as a reduction of the related obligation and is amortized over the remaining life of the related obligations. Management determines the amount of the discount, based, in part, by the relative fair values ascribed to the warrants determined by an independent valuation or through the use of the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions made by management regarding the estimated life of the warrant, the estimated volatility of the Company's common stock and the expected dividend yield.

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

         On April 30, 2002 the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations-reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its consolidated results of operations and financial position.

         On July 30, 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on its consolidated results of operations and financial position.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2002, the Company issued (i) 5% Convertible Debentures in the principal amount of approximately $544,000 in satisfaction of accrued interest on the Company's outstanding 5% Convertible Subordinated Debentures issued in March and June 1998, and May and July 1999 (the "Convertible Debentures"), and (ii) convertible promissory notes and warrants pursuant to outstanding bridge loans (the "Bridge Loan Securities").

         Each of the holders of the Convertible Debentures for which interest payments were made in 5% Convertible Subordinated Debentures, and the bridge lenders receiving the Bridge Loan Securities are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The 5% Convertible Subordinated Debentures issued in satisfaction of the interest payments under the Convertible Debentures and the Bridge Loan Securities were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.


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


                                                         HALSEY DRUG CO., INC.



Date: August 12, 2002                               BY:  s/s Michael K. Reicher
                                                         ----------------------
                                                         Michael K. Reicher
                                                         Chairman  and Chief
                                                         Executive Officer

Date: August 12, 2002                               BY:  s/s  Peter A. Clemens
                                                         ----------------------
                                                         Peter A. Clemens
                                                         VP & Chief Financial
                                                         Officer

                                  EXHIBIT INDEX


99.1 Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002