Form 10-Q
period 2002-09-30
HALSEY DRUG CO INC/NEW
filed 2002-11-14
CIK 786947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2002

                                       OR

| | TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES |X|   NO | |

As of November 13, 2002 the registrant had 15,065,240 Shares of Common Stock, $.01 par value, outstanding.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                 Page #

         Condensed Consolidated Balance Sheets-                                3
         September 30, 2002 and December 31, 2001

         Condensed Consolidated Statements of                                  5
         Operations - Three and nine months ended September 30, 2002 and September 30, 2001

         Condensed Consolidated Statements of Cash                             6
         Flows - Nine months ended September 30, 2002
         and September 30, 2001

         Consolidated Statement of Stockholders'                               8
         Equity - Nine months ended September 30, 2002

         Notes to Condensed Consolidated Financial                             9
         Statements

Item 2.  Management's Discussion and Analysis of Financial                    17
         Condition and Results of Operations

Item 4.  Controls and Procedures                                              27

PART II. OTHER INFORMATION

Item 2. Changes in Securities                                                 28

Item 6. Exhibits and Reports on Form 8-K                                      28

SIGNATURES                                                                    29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

(In thousands)                                         SEPTEMBER 30,    DECEMBER 31,
                                                            2002            2001
                                                       -------------    ------------
CURRENT ASSETS

    Cash                                                  $     8         $   442

    Accounts Receivable - trade, net of
       allowance for doubtful accounts of $24 and
       $347 at September 30, 2002 and
       December 31, 2001, respectively                        749             367

    Inventories                                             2,425           2,729

    Prepaid expenses and other current assets                 691             238
                                                          -------         -------

      Total current assets                                  3,873           3,776

PROPERTY PLANT & EQUIPMENT, NET                             5,522           5,998

DEFERRED PRIVATE OFFERING COSTS                               214             672

OTHER ASSETS AND DEPOSITS                                     486             623
                                                          -------         -------

                                                          $10,095         $11,069
                                                          =======         =======

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

(In thousands, except share data)                          SEPTEMBER 30,       DECEMBER 31,
                                                                2002               2001
                                                           -------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Notes payable, net                                      $  27,442          $   2,568

     Convertible subordinated debentures, net                   49,247                 --

     Accounts payable                                            2,981              2,979

     Accrued expenses                                            7,123              6,205

     Department of Justice settlement                              300                300
                                                             ---------          ---------

       Total current liabilities                                87,093             12,052

CONVERTIBLE SUBORDINATED DEBENTURES, NET                            --             46,179

TERM NOTE PAYABLE                                                   --             17,500

DEPARTMENT OF JUSTICE SETTLEMENT                                   541                774

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock - $.01 par value; authorized
        80,000,000 shares; 15,065,240 shares
        issued and outstanding at September 30, 2002
        and December 31, 2001                                      151                151

     Additional paid-in capital                                 44,499             35,914

     Accumulated deficit                                      (122,189)          (101,501)
                                                             ---------          ---------
                                                               (77,539)           (65,436)
                                                             ---------          ---------

                                                             $  10,095          $  11,069
                                                             =========          =========

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

(In thousands except, share data)

                                                      FOR THE NINE MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                   -------------------------------       -------------------------------
                                                                               SEPTEMBER 30,
                                                                               -------------

                                                       2002               2001               2002               2001
                                                   ------------       ------------       ------------       ------------
Product sales                                      $      6,152       $      6,754       $      2,013       $      1,826
Product development revenues                                 --              8,500                 --              3,500
                                                   ------------       ------------       ------------       ------------

    Net product revenues                                  6,152             15,254              2,013              5,326

Cost of manufacturing                                     9,372             11,504              3,118              3,657
Research & development                                    1,161                926                404                306
Selling, general and administrative expenses              5,472              4,672              1,957              1,656
Plant shutdown costs                                       (120)                --                 --                 --
                                                   ------------       ------------       ------------       ------------

   Loss from operations                                  (9,733)            (1,848)            (3,466)              (293)

Other income (expense)
----------------------
Interest expense, net                                    (3,398)            (2,890)            (1,232)              (925)
Amortization of deferred debt discount and
   private offering costs                                (7,562)            (1,834)            (3,187)              (673)
Investment in joint venture                                  --                (45)                --                (14)
Other                                                         5                 11                 16                  2
                                                   ------------       ------------       ------------       ------------

    NET LOSS                                       $    (20,688)      $     (6,606)      $     (7,869)      $     (1,903)
                                                   ============       ============       ============       ============

Basic and diluted loss per share                   $      (1.37)      $      (0.44)      $      (0.52)      $      (0.13)
                                                   ============       ============       ============       ============

Weighted average number of outstanding shares        15,065,240         14,951,285         15,065,240         15,043,378
                                                   ============       ============       ============       ============

The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(In thousands)                                                               NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                         ----------------------

                                                                           2002          2001
                                                                         --------       -------
Cash flows from operating activities

Net loss                                                                 $(20,688)      $(6,606)
                                                                         --------       -------
Adjustments to reconcile net loss to net cash (used in) provided by operating activities

     Depreciation and amortization                                            641           868
     Amortization of deferred debt discount and
        private offering costs                                              7,562         1,834
     Amortization of deferred product acquisition costs                        27            35
     Provision for losses on accounts receivable                               --            89
     Loss on sale of assets                                                    12            --
     Debentures issued for interest                                         1,633         1,623
     Changes in assets and liabilities
        Accounts receivable                                                (1,739)        3,160
        Inventories                                                           304           344
        Prepaid expenses and other current assets                            (453)          938
        Other assets and deposits                                             140          (245)
        Accounts payable                                                      531        (1,225)
        Accrued expenses                                                    2,080          (405)
                                                                         --------       -------

        Total adjustments                                                  10,738         7,016
                                                                         --------       -------

        Net cash (used in) provided by operating activities                (9,950)          410
                                                                         --------       -------

Cash flows from investing activities

     Capital expenditures                                                    (267)       (1,034)
     Net proceeds from sale of assets                                          16            --
     Investment in joint venture                                               --           (41)
                                                                         --------       -------

        Net cash used in investing activities                                (251)       (1,075)
                                                                         --------       -------

Cash flows from financing activities

     Proceeds from issuance of notes payable                               10,000         6,000
     Payments on notes payable                                                 --        (1,761)
     Payments on convertible debentures                                        --        (2,500)
     Proceeds from exercise of stock options                                   --            87
     Payments to Department of Justice                                       (233)         (225)
                                                                         --------       -------

        Net cash provided by financing activities                           9,767         1,601
                                                                         --------       -------

     NET (DECREASE) INCREASE IN CASH                                         (434)          936

Cash at beginning of period                                                   442           697
                                                                         --------       -------

Cash at end of period                                                    $      8       $ 1,633
                                                                         ========       =======

Supplemental disclosure of noncash investing and financing activities

For the nine months ended September 30, 2002

The Company issued approximately $1,633 of debentures as payment for like amount of accrued debenture interest.

The Company issued approximately 2,120,000 warrants with an estimated relative fair value of $2,412 in connection with the refinancing of existing bridge loans in January and May 2002.

The Company issued 600,000 warrants with an estimated relative fair value of $948 for the lending commitment of a bridge loan.

The Company issued approximately 1,367,000 warrants with an estimated relative fair value of $1,569 in connection with the issuance of bridge loans.

The Company issued 25,000 warrants with an estimated relative fair value of $30 for acquisition of product ANDAs.

The Company's convertible debt contained beneficial conversion features which were valued at $3,626.

The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

(In thousands, except share data)

                                                         Nine months ended September 30, 2002

                                      Common Stock, $.01 par value      Additional
                                      ----------------------------        Paid-in       Accumulated
                                        Shares            Amount          Capital         Deficit            Total
                                      ----------        ----------      ----------      -----------        --------
Balance at January 1, 2002            15,065,240        $      151        $35,914        $(101,501)        $(65,436)

Net loss for the nine months
ended September 30, 2002                                                                   (20,688)         (20,688)

Issuance of warrants and
beneficial conversion features
in connection with convertible
debt                                                                        8,555                             8,555

Issuance of warrant for the
acquisition of product ANDAs                                                   30                                30
                                      ----------        ----------        -------        ---------         --------

Balance at September 30, 2002         15,065,240        $      151        $44,499        $(122,189)        $(77,539)
                                      ==========        ==========        =======        =========         ========

The accompanying notes are an integral part of this statement.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and cash flows for the nine months ended September 30, 2002, assuming that the Company will continue as a going concern, have been made. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      At September 30, 2002 the Company had cash of $8,000 as compared to $442,000 at December 31, 2001. The Company had a working capital deficiency at September 30, 2002 of $(83,220,000) and an accumulated deficit of approximately $(122,189,000). The Company incurred a loss of approximately $(20,688,000) during the nine months ended September 30, 2002. The working capital deficiency of $(83,220,000) includes the reclassification of $66,747,000 of outstanding indebtedness to current liabilities comprising a $17,500,000 term loan with Watson Pharmaceuticals, Inc. (the "Watson Term Loan") and the Company's $49,247,000 net outstanding 5% net convertible debentures (the "Debentures") each of which are due in March 2003.

      Until such time as the Company successfully develops and commercializes new finished dosage products and active pharmaceutical ingredients, of which there can be no assurance, the Company will continue to incur operating losses and negative cash flow. As of November 13, 2002, cash on hand was $200,000 and $1,100,000 remained available for advance to the Company under the 2002 Galen Bridge Loan Commitment. The Company estimates that the balance of the 2002 Galen Bridge Loan Commitment will fund the Company's working capital requirements only until mid-December 2002. The Company is in need of immediate additional financing in order to fund its working capital requirements and to continue to develop its opiate synthesis technologies. Although the Company is a party to a non-binding term sheet with Care Capital LLC and Essex Woodlands Health Ventures providing the terms of a private offering pursuant to which the Company would receive gross proceeds of $10 million from the issuance of 5% convertible senior secured debentures (the "2002 Debentures") due March 31, 2006 (the "2002 Debentures Offering"), no assurance can be given that the 2002 Debenture Offering will be completed or that the amount of such financing, if any, will be sufficient to meet the Company's working capital requirements and provide adequate funding to provide for the development of the Company's opiate synthesis technologies. The failure of the Company to complete the 2002 Debenture Offering by mid-December 2002 will require the Company to significantly scale back or terminate operations and possibly seek relief under applicable bankruptcy laws.

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

      The Company's efforts to obtain the approval of the U.S. Drug Enforcement Administration ("DEA") for a registration to import raw materials for use in production, including contesting pending third-party opposition proceedings, and the continuing development of the Company's licensed technologies will continue through 2004. In order to fund continued operations, satisfy the Company's obligations under the 2001/2002 Galen Bridge Loans and advances made to the Company under the 2002 Galen Bridge Loan Commitment, and to fund the continued development of the Company's licensed technologies during the period from fiscal 2002 through and including 2004, which includes the completion of planned capital improvements to the Company's Indiana and New York facilities and the processing of the registrations and approvals required from the DEA (including funding the legal fees and related expensycyes in connection with pending opposition proceedings relating to the Company's request for a raw material import registration), the Company estimates that it will be required to obtain additional sources of financing or a third party equity investment of approximately $10 million. The Company is currently seeking such financing through transactions related to its business lines as well as private financings. On November 13, 2002, the Company signed a non-binding term sheet with Care Capital LLC and Essex Woodlands Health Ventures providing the terms of a private offering pursuant to which the Company would receive gross proceeds of $10 million from the issuance of 5% convertible senior secured debentures (the "2002 Debentures") due March 31, 2006 (the "2002 Debenture Offering"). The closing of the 2002 Debenture Offering is subject to a number of conditions, including receipt of the agreement of each of Watson Pharmaceuticals and the holders of the Company's outstanding debentures to extend the maturity date of the indebtedness under the Watson Term Loan and the Company's outstanding debentures to March 31, 2006. In addition, it is a condition to the completion of the 2002 Debenture Offering that the 2001/2002 Galen Bridge Loans and advances made under the 2002 Galen Bridge Loan Commitment shall be satisfied by the Company's issuance of 2002 Debentures under the 2002 Debenture Offering. The Company has been advised by the Galen Group that it is agreeable to convert the outstanding indebtedness under the 2001/2002 Galen Bridge Loans and advances made under the 2002 Galen Bridge Loan Commitment to 2002 Debentures. In addition, the Company and Watson have agreed in principle to (i) transfer to the Watson Term Loan the Company's payment obligation to Watson of approximately $3.9 million under the Core Products Supply Agreement between the parties, and (ii) extend the maturity date of the Watson Term Loan to March 31, 2006. In consideration of the amendments to the Watson Term Loan Agreement, the Company will issue to Watson common stock purchase warrants to purchase approximately 10,750,000 shares of the Company's common stock. The Company expects to negotiate with the holders of the Company's Debentures to extend the maturity date of the Debentures. No assurance can be given, however, that the Company will be successful in converting the Company's outstanding bridge loans to 2002 Debentures, in finalizing the amendments to the Watson Term Loan, in extending the maturity dates of the Debentures, or in completing the 2002 Debenture Offering.

      The failure to complete the 2002 Debenture Offering and to extend the maturity dates of each of the Watson Term Loan and the Debentures will require the Company to (i) significantly curtail product development activities, (ii) if available, obtain funding through arrangements with collaborative partners or others on terms that may require the Company to relinquish certain rights to its products and technologies, which the Company could otherwise pursue on its own, or that would significantly dilute the Company's stockholders, (iii) significantly scale back or terminate operations, and/or (iv) seek relief under applicable bankruptcy laws. Any extended delay in completing the 2002 Debenture Offering or in obtaining the extension of the maturity dates of the Company's indebtedness will result in the cessation of the Company's continuing development efforts relating to its products and technologies and will have a material adverse effect on the Company's financial condition and results of operations.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," as amended.

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

      On April 30, 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net the related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations-reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for all financial statements issued on or after May 15, 2002.

      The Company adopted the provisions of SFAS No. 145 effective May 15, 2002. The adoption of SFAS No. 145 had no effect on the financial position or results of operations of the Company.

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

NOTE 3 - STRATEGIC ALLIANCE WITH WATSON PHARMACEUTICALS

      Pursuant to the terms of the Company's Core Products Supply Agreement with Watson, Watson was required to purchase and pay for on a quarterly basis a minimum of $3,060,000 for products supplied by the Company under such Agreement. For the three quarters ended December 31, 2000, Watson had made an advance payment of approximately $4,402,000 as required under the terms of the Core Products Supply Agreement to be applied against future product purchases under such Agreement. The advance payments and any additional advance payments made by Watson under the Core Products Supply Agreement will require that the Company supply Watson with a like amount of products without additional payments from Watson at such time. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement (the "Core Products Amendment") providing (i) for a reduction of Watson's minimum purchase requirements from $3,060,000 to $1,500,000 per quarter, (ii) for an extension of Watson's minimum purchase requirements from the quarter ending September 30, 2001 to quarter ending September 30, 2002,
(iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and
(iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson as provided in Subsection (iii) above) (the "Advance Payment Balance") in two (2) equal monthly installments on October 1, 2002 and November 1, 2002.

      As of November 13, 2002, the Advance Payment Balance was $3,901,000. The Company is in default of its obligation to satisfy the repayment of the Advance Payment Balance in equal installments on October 1, 2002 and November 1, 2002. The Core Products Supply Agreement provides that Watson may transfer the Advance Payment Balance to the principal amount of the Watson Term Loan. The Core Products Supply Agreement further provides that Watson may terminate the Agreement if the Company fails to satisfy its payment obligations within sixty
(60) days of the receipt of written notice of breach from Watson. To date, Watson has not advised the Company that the Advance Payment Balance will be transferred to the Watson Term Loan nor has Watson provided to the Company a written notice of breach of the Company's payment obligations under the Core Products Supply Agreement. The Company and Watson have agreed in principle to allow the Company to satisfy the Advance Payment Balance by the transfer of such amount to the Watson Term Loan. Although the Company expects that it will be successful in finalizing amendments to the Watson Term Loan Agreement to satisfy its obligations under the Core Products Supply Agreement, no assurance can be given that this will be the case. There also can be no assurance that Watson will not provide to the Company a written notice of breach of the Company's payment obligations under the Core Products Supply Agreement.

      Pending the Company's development and receipt of regulatory approval for its API's and finished dosage products currently under development, and the marketing and sale of the same, of which there can be no assurance, substantially all the Company's revenues are expected to be derived from the Core Products Supply Agreement with Watson. In the event Watson provides to the Company a written notice of breach of the Core Products Supply Agreement and the Company is unable to complete the 2002 Debenture Offering or obtain other sources of third-party financing to satisfy its payment obligations to Watson, Watson could elect to terminate the agreement. The Company's failure to satisfy its payment obligations to Watson within sixty (60) days of Watson's provision of a written notice of breach under the Core Products Supply Agreement would also constitute a default under the Watson Term Loan Agreement, permitting Watson to declare the Watson Term Loan due and payable. The termination of the Core Products Supply Agreement with Watson or the Company's default under the Watson Term Loan would have a material adverse effect on the Company's financial condition and could result in a significant scale back or termination of operations, or the Company's petition for relief under applicable bankruptcy laws.

NOTE 4 - EARNINGS (LOSS) PER SHARE

      The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on basic earnings per share adjusted for the effect of other potentially dilutive securities. Excluded from the 2002 and 2001 nine month ended computation are approximately 63,582,000 and 52,192,000, respectively, of outstanding warrants and options and the effect of convertible debentures and bridge loans outstanding which would be antidilutive.

NOTE 5 - INVENTORIES

      Inventories consist of the following:

                                                      (In thousands)

                                          September 30, 2002  December 31, 2001
                                          ------------------  -----------------
      Finished Goods                            $   --              $   38
      Work in Process                              515               1,076
      Raw Materials                              1,910               1,615
                                                ------              ------
                                                $2,425              $2,729
                                                ======              ======

NOTE 6 - CONVERTIBLE SUBORDINATED DEBENTURES

      Convertible Subordinated Debentures consist of the following:

                                                    (In thousands)

                                        September 30, 2002   December 31, 2001
                                        ------------------   -----------------
      1998 Debentures                        $ 29,894            $ 28,954
      1999 Debentures                          20,273              19,580
                                             --------            --------
                                               50,167              48,534

      Less: Debt discount                        (920)             (2,355)
                                             --------            --------
                                               49,247              46,179
      Less: Current maturities                (49,247)                 --
                                             --------            --------
                                             $     --            $ 46,179
                                             ========            ========

NOTE 7 - NOTES PAYABLE

      Notes payable consist of the following:

                                                    (In thousands)

                                        September 30, 2002  December 31, 2001
                                        ------------------  -----------------
      Bridge loans                           $ 12,778            $  2,500
      Capital lease obligation                     50                  68
                                             --------            --------
                                             $ 12,828            $  2,568

      Less: Debt discount                      (2,886)                (--)
                                             --------            --------
                                             $  9,942            $  2,568
                                             ========            ========

       Term note payable                     $ 17,500            $ 17,500
                                             ========            ========

      On August 15, 2001, the Company and Galen Group executed a certain Bridge Loan Agreement pursuant to which the Galen Group made a bridge loan to the Company in the principal amount of $2,500,000 (the "2001/2002 Galen Bridge Loans"). The proceeds of the 2001/2002 Galen Bridge Loans were used by the Company to satisfy in full the Company's 10% convertible subordinated debentures in the principal amount of $2,500,000 issued in August 1996 and which matured on August 6, 2001. The 2001/2002 Galen Bridge Loans bear interest at the rate of 10% per annum and is secured by a lien on all the Company's assets, junior to the security interest granted to Watson under the Watson Term Loan but senior to the security interest granted to the holders of the Company's 5% convertible subordinated debentures issued in March, 1998 and May, 1999. The 2001/2002 Galen Bridge Loans had an initial maturity date of December 31, 2001.

      On January 9, 2002, the Company and Galen agreed to amend the 2001/2002 Galen Bridge Loans to (1) refinance existing Bridge Loans to April 30, 2002, (2) issue warrants expiring January 9, 2009 to purchase approximately 195,000 shares of the Company's common stock at an exercise price of $1.837 per share in exchange for the extension of the maturity date, and (3) provide for $3,000,000 of additional financing. The relative estimated fair value of the warrants of $267,000 was recorded as additional debt discount and amortized over the life of the bridge loan.

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

      In consideration for the extension of the maturity date on the 2001/2002 Galen Bridge Loan to January 1, 2003, the Company issued common stock purchase warrants to the Galen Group to purchase an aggregate of approximately 1,925,000 shares of the Company's common stock, representing 33,000 shares of the Company's common stock for each $1,000,000 in bridge financing provided under the 2001/2002 Galen Bridge Loans having a term of thirty

(30) days, subject to anti-dilution protection. In consideration for Galen's agreement to provide the 2002 Galen Bridge Loan Commitment, the Company issued to Galen a common stock purchase warrant exercisable for 600,000 shares of the Company's common stock at an exercise price of $2.16. In addition, the Company will issue additional common stock purchase warrants to Galen exercisable for up to 1,200,000 shares of the Company's common stock, issued in installments as advances are made to the Company under the 2002 Galen Bride Loan Commitment. The number of warrants issuable by the Company for each advance will equal 33,000 shares of the Company's common stock for each $1,000,000 in additional bridge financing having a term of thirty (30) days. Such additional warrants will have an exercise price equal to the average trading price of the Company's common stock for the twenty (20) trading days preceding the issuance of each such warrant, subject to anti-dilution protection.

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

      During the month of July 2002, $1.5 million was advanced by Galen to the Company in the form of bridge loans under the 2002 Galen Bridge Loan Commitment. The bridge loans are convertible into shares of the Company's common stock at $1.72 and $1.45 per share. Common stock purchase warrants to purchase 204,000, and 90,000 shares of the Company's common stock were issued on July 1, and July 23, at exercise prices of $1.72, and $1.45, respectively. The relative estimated fair value of the warrants of approximately $206,000, and $81,000, respectively, and the estimated value of the conversion feature of $136,000 and $46,000, respectively was recorded as additional debt discount and amortized over the remaining life of the bridge loans.

      On August 5, 2002, $1.0 million was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.42 per share. Common stock purchase warrants to purchase approximately 166,000 shares of the Company's common stock were issued at an exercise price of $1.42. The relative estimated fair value of the warrants of $167,000 and the estimated value of the conversion feature of $223,000 was recorded as additional debt discount and amortized over the remaining life of the bridge loan.

      On September 3, 2002, $1.0 million was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.51 per share. Common stock purchase warrants to purchase approximately 132,000 shares of the Company's common stock were issued at an exercise price of $1.51. The relative estimated fair value of the warrants of approximately $154,000 and the estimated value of the conversion feature of approximately $280,000 was recorded as additional debt discount and amortized over the remaining life of the bridge loan.

      On October 1, 2002, $1.0 million was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.75 per share. Common stock purchase warrants to purchase approximately 102,000 shares of the Company's common stock were issued at an exercise price of $1.75. The relative estimated fair value of the warrants of approximately $121,000 and the estimated value of the conversion feature of approximately $90,000 will be recorded as additional debt discount in the Fourth Quarter and amortized over the remaining life of the bridge loan.

      On November 4, 2002, $200,000 was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.76 per share. Common stock purchase warrants to purchase approximately 13,000 shares of the Company's common stock was issued at an exercise price of $1.76. The relative estimated fair value of the warrants of approximately $18,000 and the estimated value of the conversion feature of approximately $29,000 will be recorded as additional debt discount in the Fourth Quarter and amortized over the remaining life of the bridge loan.

      On November 12, 2002, $200,000 was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.77 per share. Common stock purchase warrants to purchase approximately 11,000 shares of the Company's common stock was issued at an exercise price of $1.77. The relative estimated fair value of the warrants and the estimated value of the conversion feature will be recorded as additional debt discount in the Fourth Quarter and amortized over the remaining life of the bridge loan.

      All advances made by Galen to the Company under the 2002 Galen Bridge Loan Commitment have a maturity date of January 1, 2003.

      As of September 30, 2002 Watson Pharmaceuticals, Inc. had advanced $17,500,000 to the Company under a term loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures in March 2003. (See Note 3)

NOTE 8 - CONTINGENCIES

      The Company currently is a defendant in several lawsuits involving product liability claims. The Company's insurance carriers have assumed the defense for all product liability and other actions involving the Company. The final outcome of these lawsuits cannot be determined at this time, and accordingly, no adjustment has been made to the condensed consolidated financial statements.

NOTE 9 - RECLASSIFICATIONS

      Certain reclassifications have been made to prior period amounts to conform to the current year's presentation. Such reclassifications have had no effect on reported net loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS NINE MONTHS ENDED SEPTEMBER 30, 2001

NET PRODUCT REVENUES

      The Company's net product revenues for the nine months ended September 30, 2002 of $6,152,000 represents a decrease of $9,102,000 (59.7%) as compared to net product revenues for the nine months ended September 30, 2001 of $15,254,000. During the nine month period ended September 30, 2001, the Company recognized $8,500,000 of product development revenues associated with the sale of certain product rights to Watson Pharmaceuticals, Inc. The $602,000 or (8.9%) decrease in product sales was due to the inability of the Company to obtain certain raw materials during the nine months ended September 30, 2002. The Company believes that these raw materials may become available in the Fourth Quarter of 2002. On an ongoing basis, the Company expects to generate revenues from the development and manufacture of both finished dosage and active pharmaceutical ingredients ("API's"), and then partner with others for the marketing and distribution of these products.

COST OF MANUFACTURING

      For the nine months ended September 30, 2002, cost of manufacturing decreased $2,132,000 to $9,372,000 as compared to the nine months ended September 30, 2001 of $11,504,000. This decrease is primarily attributable to reduced costs associated with the decreased net product revenues as noted above as well as the elimination of manufacturing overhead expenses from the closure of the Company's Brooklyn, New York facility in March 2001. During 2001, the Company's Congers, New York facility utilized both third party packaging operations and laboratory services. The decrease also reflects the transitioning of both outside packaging and laboratory functions to internal departments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses as a percentage of net product revenues for the nine months ended September 30, 2002 and 2001 were 88.9% and 30.6%, respectively. Overall these expenses in the first nine months of 2002 increased $800,000 over the same period in 2001. The increase is primarily attributable to legal expenses incurred for patent research and regulatory matters associated with the DEA manufacturing and import license registrations and increases in product marketing expenses and corporate insurance premiums.

RESEARCH AND DEVELOPMENT EXPENSES

      The Company currently conducts research and development activities at each of its Congers, New York and Culver, Indiana facilities. The Company's research and development activities consist primarily of the development of the Company's Opiate Synthesis Technologies, including the development for sale of new chemical products and the development of APIs, as well as new generic drug product development efforts and manufacturing process improvements. New drug product development activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and additional testing in areas such as bio-availability, bio-equivalence and shelf-life. During 2002, the Company's research and development efforts will cover finished dosage products and APIs in a variety of therapeutic applications, with an emphasis on pain management products. Research and development expenses increased $235,000 over the same period in 2001 and as a percentage of net product revenues for the nine months ended September 30, 2002 and 2001 was 18.9% and 6.1%, respectively.

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

      The Company is performing the necessary regulatory steps to effect the transfer of certain of the products obtained from Barr Laboratories in April 1999 to the Company. The Company initially has identified 8 of the products for which it will devote substantial effort in seeking approval from the FDA for manufacture and sale. The Company estimates that certain of these Barr Products will be available for sale in mid-2003, although no assurance can be given that any of the Barr Products will receive FDA approval or that if approved, that the Company will be successful in the manufacture and sale of such products. It is the Company's intention to continue to evaluate the remaining Barr Products on an ongoing basis to assess their prospects for commercialization and likelihood of obtaining regulatory approval.

      The Company is continuing development efforts relating to certain API's. In the last few years, the Company has increased its efforts to develop and manufacture APIs, also known as bulk chemical products. The development and sale of APIs generally is not subject to the same level of regulation as is the development and sale of drug products. Accordingly, APIs may be brought to market substantially sooner than drug products. Although the Company did not generate revenues from the sale of API's in fiscal 2001 or in the nine months ended September 30, 2002, it is the Company's expectation that its strategic alliance with Watson Pharmaceuticals, Inc. and the continued development of the Opiate Synthesis Technologies and other API development efforts, in addition to assisting in the expansion of the Company's line of finished dosage products, will generate revenues from the sale of products using internally produced APIs starting in the Fourth Quarter of 2003 and such revenue segment will likely increase thereafter as a percentage of total revenue. The Company currently manufactures two API's and has seven others under development.

NET LOSS

      For the nine months ended September 30, 2002, the Company had a net loss of $(20,688,000) as compared to a net loss of $(6,606,000) for the nine months ended September 30, 2001. Included in the results for the nine months ended September 30, 2002 was net interest expense of $3,398,000 and amortization of deferred debt discount and private offering costs of $7,562,000 as compared to $2,890,000 and $1,834,000, respectively, for the nine months ended September 30, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS THREE MONTHS ENDED SEPTEMBER 30, 2001

NET PRODUCT REVENUES

      The Company's net product revenues for the three months ended September 30, 2002 of $2,013,000 represents a decrease of $3,313,000 or (62.2%) as compared to net product revenues for the three months ended September 30, 2001 of $5,326,000. During the three month period ending September 30, 2001, the Company recognized $3,500,000 of product development revenues associated with the sale of certain product rights to Watson Pharmaceuticals, Inc. The increase in product sales of $187,000, or 10.2%, reflects some limited availability of raw material which had been in short supply throughout 2002. The Company believes that these raw materials may become available in the Fourth Quarter of 2002.

      On an ongoing basis, the Company expects to generate revenues from the development and manufacture of both finished dosage and API's and then partner with others for the marketing and distribution of these products.

COST OF MANUFACTURING

      For the three months ended September 30, 2002 cost of manufacturing decreased by $539,000 as compared to the three months ended September 30, 2001. During this three month period in 2001, the Company's Congers, New York facility utilized both third party packaging operations and laboratory services. The decrease reflects the transitioning of both outside packaging and laboratory functions to internal departments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses as a percentage of net product revenues for the three months ended September 30, 2002 and 2001 were 97.2% and 31.1%, respectively. Overall these expenses in the three months ended September 30, 2002 increased $301,000 over the same period in 2001. The increase is primarily attributable to legal expense incurred for patent research and regulatory matters associated with the DEA manufacturing and import license registrations, and increases in product marketing expenses and corporate insurance premiums.

RESEARCH AND DEVELOPMENT EXPENSES

      The Company currently conducts research and development activities at each of its Congers, New York and Culver, Indiana facilities. The Company's research and development activities consist primarily of the development of the Opiate Synthesis Technologies, including the development for sale of new chemical products and the development of APIs, as well as new generic drug product development efforts and manufacturing process improvements. New drug product development activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and additional testing in areas such as bioavailability, bioequivalence and shelf-life. During 2002, the Company's research and development efforts will cover finished dosage products and APIs in a variety of therapeutic applications, with an emphasis on pain management products. Research and development expenses for the three months ended September 30, 2002 increased $98,000 over the same period in 2001 and as a percentage of net product revenues for the three months ended September 30, 2002 and 2001 was 20.1% and 5.7%, respectively.

NET LOSS

      For the three months ended September 30, 2002, the Company had a net loss of $7,869,000 as compared to a net loss of $1,903,000 for the three months ended September 30, 2001. Included in the results for the three months ended September 30, 2002 was interest expense of $1,232,000 and amortization of deferred debt discount and private offering costs of $3,187,000 as compared to $925,000 and $673,000 respectively, over the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2002, the Company had cash of $8,000 as compared to $422,000 at December 31, 2001. The Company had a working capital deficiency at September 30, 2002 of $(83,220,000) and an accumulated deficit of approximately $(122,189,000). The Company incurred a loss of approximately $(20,688,000) during the nine months ended September 30, 2002.

      Until such time as the Company successfully develops and commercializes new finished dosage products and active pharmaceutical ingredients, of which there can be no assurance, the Company will continue to incur operating losses and negative cash flow. As of November 13, 2002, cash on hand was $200,000 and $1,100,000 remained available for advance to the Company under the 2002 Galen Bridge Loan Commitment. The Company estimates that the balance of the 2002 Galen Bridge Loan Commitment will fund the

Company's working capital requirements only until mid-December 2002. The Company is in need of immediate additional financing in order to fund its working capital requirements and to continue to develop its opiate synthesis technologies. Although the Company is a party to a non-binding term sheet with Care Capital LLC and Essex Woodlands Health Ventures providing the terms of a private offering pursuant to which the Company would receive gross proceeds of $10 million from the issuance of 5% convertible senior secured debentures (the "2002 Debentures") due March 31, 2006 (the "2002 Debentures Offering"), no assurance can be given that the 2002 Debenture Offering will be completed or that the amount of such financing, if any, will be sufficient to meet the Company's working capital requirements and provide adequate funding to provide for the development of the Company's opiate synthesis technologies. The failure of the Company to complete the 2002 Debenture Offering by mid-December 2002 will require the Company to significantly scale back or terminate operations and possibly seek relief under applicable bankruptcy laws.

      In addition to the other strategic alliance transactions with Watson Pharmaceuticals, Inc. ("Watson") completed on March 29, 2000, the Company and Watson executed a Loan Agreement providing for Watson's extension of a $17,500,000 term loan to the Company (the "Watson Term Loan"). The Watson Term Loan provides for funding in installments upon the Company's request for advances and the provision to Watson of a supporting use of proceeds relating to each such advance. As of September 30, 2002, Watson had advanced the full $17.5 million available to the Company under the Watson Term Loan. The Watson Term Loan is secured by a first lien on all of the Company's assets, senior to the liens securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and matures in March 2003. The net proceeds of the Watson Term Loan were used in part to satisfy certain bridge loans made by Galen Partners III, L.P. ("Galen") to the Company during 2000, to satisfy the Company's payment obligations under the Settlement Agreement with the landlord of its Brooklyn, New York facility, to fund capital improvements and to fund the Company's working capital requirements.

      Pursuant to the terms of the Core Products Supply Agreement with Watson, Watson was required to purchase and pay for on a quarterly basis a minimum of $3,060,000 for products supplied by the Company under such Agreement. For the three quarters ended December 31, 2000, Watson had made an advance payment of approximately $4,402,000 as required under the terms of the Core Products Supply Agreement to be applied against future product purchases under such Agreement. The advance payments and any additional advance payments made by Watson under the Core Products Supply Agreement will require that the Company supply Watson with a like amount of products without additional payments from Watson at such time. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement (the "Core Products Amendment") providing (i) for a reduction of Watson's minimum purchase requirements from $3,060,000 to $1,500,000 per quarter, (ii) for an extension of Watson's minimum purchase requirements from the quarter ending September 30, 2001 to quarter ending September 30, 2002, (iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and (iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson as provided in Subsection (iii) above) (the "Advance Payment Balance") in two (2) equal monthly installments on October 1, 2002 and November 1, 2002.

      As of November 13, 2002, the Advance Payment Balance was $3,901,000. The Company is in default of its obligation to satisfy the repayment of the Advance Payment Balance in equal installments on October 1, 2002 and November 1, 2002. The Core Products Supply Agreement provides that Watson may transfer the Advance Payment Balance to the principal amount of the Watson Term Loan. The Core Products Supply Agreement further provides that Watson may terminate the Agreement if the Company fails to satisfy its payment obligations within sixty
(60) days of the receipt of written notice of breach from Watson. To date, Watson has not advised the Company that the Advance Payment Balance will be transferred to the Watson Term Loan nor has Watson provided to the Company a written notice of breach of the Company's payment obligations under the Core Products Supply Agreement. The Company and Watson have agreed in principle to allow the Company to satisfy the Advance Payment Balance by the transfer of such amount to the Watson Term Loan. Although the Company expects that it will be successful in finalizing amendments to the Watson Term Loan Agreement to satisfy its obligations under the Core Products Supply Agreement, no assurance can be given that this will be the case. There also can be no assurance that Watson will not provide to the Company a written notice of breach of the Company's payment obligations under the Core Products Supply Agreement.

      Pending the Company's development and receipt of regulatory approval for its API's and finished dosage products currently under development, and the marketing and sale of the same, of which there can be no assurance, substantially all the Company's revenues are expected to be derived from the Core Products Supply Agreement with Watson. In the event Watson provides to the Company a written notice of breach of the Core Products Supply Agreement and the Company is unable to complete the 2002 Debenture Offering or obtain other sources of third-party financing to satisfy its payment obligations to Watson, Watson could elect to terminate the agreement. The Company's failure to satisfy its payment obligations to Watson within sixty (60) days of Watson's provision of a written notice of breach under the Core Products Supply Agreement would also constitute a default under the Watson Term Loan Agreement, permitting Watson to declare the Watson Term Loan due and payable. The termination of the Core Products Supply Agreement with Watson or the Company's default under the Watson Term Loan would have a material adverse effect on the Company's financial condition and could result in a significant scale back or termination of operations or the Company's petition for relief under applicable bankruptcy laws.

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

      During the month of July 2002, $1.5 million was advanced by Galen to the Company in the form of bridge loans under the 2002 Galen Bridge Loan Commitment. The bridge loans are convertible into shares of the Company's common stock at $1.72 and $1.45 per share. Common stock purchase warrants to purchase 204,000, and 90,000 shares of the Company's common stock were issued on July 1, and July 23, at exercise prices of $1.72, and $1.45, respectively. The relative estimated fair value of the warrants of approximately $206,000, and $81,000, respectively, and the estimated value of the conversion feature of $136,000 and 46,000, respectively, was recorded as additional debt discount and amortized over the remaining life of the bridge loans.

      On August 5, 2002, $1.0 million was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.42 per share. Common stock purchase warrants to purchase approximately 166,000 shares of the Company's common stock were issued at an exercise price of $1.42. The relative estimated fair value of the warrants of approximately $167,000 and the estimated value of the conversion feature of $223,000 was recorded as additional debt discount and amortized over the remaining life of the bridge loan.

      On September 3, 2002, $1.0 million was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.51 per share. Common stock purchase warrants to purchase approximately 132,000 shares of the Company's common stock were issued at an exercise price of $1.51. The relative estimated fair value of the warrants of approximately $154,000 and the estimated value of the conversion feature of approximately $280,000 was recorded as additional debt discount and amortized over the remaining life of the bridge loan.

      On October 1, 2002, $1.0 million was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.75 per share. Common stock purchase warrants to purchase approximately 102,000 shares of the Company's common stock were issued at an exercise price of $1.75. The relative estimated fair value of the warrants of approximately $121,000 and the estimated value of the conversion feature of approximately $90,000 will be recorded as additional debt discount in the Fourth Quarter and amortized over the remaining life of the bridge loan.

      On November 4, 2002, $200,000 was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.76 per share. Common stock purchase warrants to purchase approximately 13,000 shares of the Company's common stock was issued at an exercise price of $1.76. The relative estimated fair value of the warrants of approximately $18,000 and the estimated value of the conversion feature of approximately $29,000 will be recorded as additional debt discount in the Fourth Quarter and amortized over the remaining life of the bridge loan.

      On November 12, 2002, $200,000 was advanced by Galen to the Company in the form of a bridge loan under the 2002 Galen Bridge Loan Commitment. The bridge loan is convertible into shares of the Company's common stock at $1.77 per share. Common stock purchase warrants to purchase approximately 11,000 shares of the Company's common stock was issued at an exercise price of $1.77. The relative estimated fair value of the warrants and the estimated value of the conversion feature will be recorded as additional debt discount in the Fourth Quarter and amortized over the remaining life of the bridge loan.

      All advances made by Galen to the Company under the 2002 Galen Bridge Loan Commitment have a maturity date of January 1, 2003.

      The Company's efforts to obtain the approval of the U.S. Drug Enforcement Administration ("DEA") for a registration to import raw materials for use in production, including contesting pending third-party opposition proceedings, and the continuing development of the Company's opiate synthesis technologies will continue through 2004. In order to fund continued operations, and to fund the continued development of the Company's opiate synthesis technologies during the period from fiscal 2002 through and including 2004, which includes the completion of planned capital improvements to the Company's Culver, Indiana and Congers, NY facilities and the processing of the registrations and approvals required from the DEA (including funding the legal fees and related expenses in connection with pending opposition proceedings relating to the Company's request for a raw material import registration), the Company estimates that it will be required to obtain additional sources of financing or a third party equity investment of approximately $10 million. The Company is seeking such financing through transactions related to its business lines as well as private financings and is currently in active negotiations with certain third parties. Although the Company is a party to a non-binding term sheet with Care Capital LLC and Essex Woodlands Health Ventures providing the terms of the 2002 Debenture Offering, the closing of the 2002 Debenture Offering is subject to a number of conditions, including receipt of the agreement of each of Watson Pharmaceuticals and the holders of the Company's outstanding debentures to extend the maturity date of the indebtedness under the Watson Term Loan and the Company's outstanding debentures to March 31, 2006. In addition, it is a condition to the completion of the 2002 Debenture Offering that the 2001/2002 Galen Bridge Loans and advances made under the 2002 Galen Bridge Loan Commitment shall be satisfied by the Company's issuance of 2002 Debentures under the 2002 Debenture Offering. The Company has been advised by the Galen Group that it is agreeable to convert the outstanding indebtedness under the 2001/2002 Galen Bridge Loans and advances made under the 2002 Galen Bridge Loan Commitment to 2002 Debentures. In addition, the Company and Watson have agreed in principle to
(i) transfer to the Watson Term Loan the Company's payment obligation to Watson of approximately $3.9 million under the Core Products Supply Agreement between the parties, and (ii) extend the maturity date of the Watson Term Loan to March 31, 2006. In consideration the amendments to the Watson Term Loan Agreement, the Company will issue to Watson common stock purchase warrants to purchase approximately 10,750,000 shares of the Company's common stock. The Company expects to negotiate with the holders of the Company's Debentures to extend the maturity date of the Debentures. The Debentures have a maturity date of March 31, 2003. No assurance can be given, however, that the Company will be successful in converting the Company's outstanding bridge loans to 2002 Debentures, in finalizing the amendments to the Watson Term Loan Agreement, in extending the maturity dates for the Debentures, or in completing the 2002 Debenture Offering.

      The failure of the Company to complete the 2002 Debenture Offering and to extend the maturity dates of each of the Watson Term Loan and the Debentures will require the Company to (i) significantly curtail product commercialization efforts, including the development and commercialization of the opiate synthesis technologies, (ii) if available, obtain funding through arrangements with collaborative partners or others on terms that may require the Company to relinquish certain rights in its opiate synthesis technologies, which the Company could otherwise pursue on its own, or that would significantly dilute the Company's stockholders, (iii) significantly scale back or terminate operations, and/or (iv) seek relief under applicable bankruptcy laws. Any extended delay in completing the 2002 Debenture Offering or in obtaining the extension of the maturity dates of the Company's indebtedness will result in the cessation of the Company's continuing development efforts relating to its opiate synthesis technologies and will have a material adverse effect on the Company's financial condition and results of operations.

      The following table presents the Company's expected cash requirements for contractual obligations outstanding as of September 30, 2002:

                                                             Due as of      Due as of
                                             Due as of     9/30/04 and    9/30/06 and            Due
(in thousands)                    Total        9/30/03         9/30/05        9/30/07     Thereafter
                                  -----      ---------     -----------    -----------     ----------
Convertible
subordinated
debentures (1)                  $50,167        $50,167              --             --             --
Bridge loans payable (1)         12,778         12,778              --             --             --
Term loan payable (1)            17,500         17,500              --             --             --
Department of justice
settlement                          841            300          $  541             --             --
Capital leases                       50             26              24             --             --
Operating leases                  1,254            725             517            $12             --
Employment agreements               917            355             562             --             --
                                -------        -------          ------            ---            ---
Total-Contractual
Cash Obligations                $83,507        $81,851          $1,644            $12            $--
                                =======        =======          ======            ===            ===

      (1) As discussed in Note 1 - Basis of Presentation, if the Company is successful in completing the 2002 Debenture Offering, of which there can be no assurance, Galen has advised the Company that it is agreeable to convert the outstanding indebtedness under the 2001/2002 Galen Bridge Loans and advances made under the 2002 Galen Bridge Loan Commitment to 2002 Debentures. In addition, the Company and Watson have agreed in principle to (i) transfer to the Watson Term Loan the Company's payment obligations under the Core Products Supply Agreement between the parties, and (ii) extend the maturity date of Watson Term Loan to March 31, 2006. The Company expects to negotiate with the holders of the Company's Debentures to extend the maturity date of the Debentures. No assurance can be given, however, that the Company will be successful in converting the Company's outstanding bridge loans to 2002 Debentures, in finalizing the amendments to the Watson Term Loan Agreement, in extending the maturity dates for the Debentures, or in completing the 2002 Debenture Offering.

CRITICAL ACCOUNTING POLICIES

      Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission ("SEC") in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the Notes to Consolidated Financial Statements, as contained in the Company's Annual Report on Form 10-K, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. In preparing these financial statements, the Company has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions. The Company's critical accounting policies are as follows:

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

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," as amended.

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

      On April 30, 2002 the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations-reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for all financial statements issued on or after May 15, 2002.

      The Company adopted the provisions of SFAS No. 145 effective May 15, 2002. The adoption of SFAS No. 145 had no effect on the financial position or results of operations of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the quarter ended September 30, 2002, the Company issued (i) 5% Convertible Debentures in the principal amount of approximately $551,000 in satisfaction of accrued interest on the Company's outstanding 5% Convertible Subordinated Debentures issued in March and June 1998, and May and July 1999 (the "Convertible Debentures"), and (ii) convertible promissory notes and warrants pursuant to outstanding bridge loans (the "Bridge Loan Securities").

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The exhibits required to be filed as part of this Report on form 10-Q are listed in the attached Exhibit Index.

      (b)   Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002                       HALSEY DRUG CO., INC.


                                        By: s/s Michael K. Reicher
                                            -------------------------
                                              Michael K. Reicher
                                              Chairman and
                                              Chief Executive Officer


                                        By: s/s Peter A. Clemens
                                            -------------------------
                                              Peter A. Clemens
                                              VP & Chief Financial Officer

      CERTIFICATION OF PERIODIC REPORT PURSUANT TO RULES 13a-14 AND 15d-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      I, Michael K. Reicher, the Chief Executive Officer of Halsey Drug Co., Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Halsey Drug Co., Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                        s/s Michael K. Reicher
                                        -----------------------
                                        Michael K. Reicher
                                        Chief Executive Officer

      CERTIFICATION OF PERIODIC REPORT PURSUANT TO RULES 13a-14 AND 15d-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      I, Peter A. Clemens, the Chief Financial Officer of Halsey Drug Co., Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Halsey Drug Co., Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            c. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                        s/s Peter A. Clemens
                                        -----------------------
                                        Peter A. Clemens
                                        Chief Financial Officer