Form 10-Q
period 2003-03-31
HALSEY DRUG CO INC/NEW
filed 2003-05-20
CIK 786947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________________ TO__________________

                         COMMISSION FILE NUMBER 1-10113

                                 _______________


                              HALSEY DRUG CO., INC.
             (Exact name of registrant as specified in its charter)

                       NEW YORK                                               11-0853640
            (State or other Jurisdiction of                      (I.R.S. Employer Identification No.)
            incorporation or organization)

695 N. PERRYVILLE ROAD, CRIMSON BUILDING NO. 2, UNIT 4
                  ROCKFORD, ILLINOIS                                             61107
       (Address of Principal Executive Offices)                               (Zip Code)

                                 (815) 399-2060
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

         As of May 17, 2003 the registrant had 21,095,092 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                      HALSEY DRUG CO., INC. & SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----
Item 1.           Financial Statements
                  Condensed Consolidated Balance Sheets-
                  March 31, 2003 (Unaudited) and December 31, 2002 .......................................     3

                  Condensed Consolidated Statements of
                  Operations (Unaudited) - Three months ended March 31, 2003
                  and March 31, 2002 .....................................................................     5

                  Condensed Consolidated Statements of Cash
                  Flows (Unaudited) - Three months ended March 31, 2003
                  and March 31, 2002 .....................................................................     6

                  Consolidated Statement of Stockholders'
                  Equity (Deficit) (Unaudited) - Three months ended March 31, 2003 .......................     8

                  Notes to Condensed Consolidated Financial Statements ...................................     9

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................................................    16

Item 4.           Controls and Procedures.................................................................    23

PART II. OTHER INFORMATION

Item 2.           Changes in Securities...................................................................    24
Item 6.           Exhibits and Reports on Form 8-K........................................................    24

SIGNATURES        ........................................................................................    25

CERTIFICATIONS    .........................................................................................   27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      UNAUDITED
                                                                      MARCH 31,        DECEMBER 31,
                                                                        2003               2002
                                                                       -------            -------

                                                                            (IN THOUSANDS)
CURRENT ASSETS
   Cash ...................................................            $ 3,478            $ 9,211
      Accounts Receivable - trade, net of
      allowances for doubtful accounts of  $16 and $14
      at March 31, 2003 and December 31, 2002, respectively                769                610
      Inventories .........................................              2,020              2,285
      Prepaid expenses and other current assets ...........                684                394
                                                                       -------            -------

        Total current assets ..............................              6,951             12,500

PROPERTY, PLANT & EQUIPMENT, NET ..........................              5,614              5,367

DEFERRED PRIVATE OFFERING COSTS,
 net of accumulated amortization of $88 and $9
 at March 31, 2003 and December 31, 2002, respectively ....                953              1,032

OTHER ASSETS AND DEPOSITS .................................                433                465
                                                                       -------            -------

                                                                       $13,951            $19,364
                                                                       =======            =======


         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           UNAUDITED
                                                                           MARCH 31,            DECEMBER 31,
                                                                             2003                   2002
                                                                           ---------             ---------
                                                                       (IN THOUSANDS, EXCEPT  PER SHARE DATA)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Current maturities of notes payable and capital lease
     obligations ..............................................            $      30             $      33
   Accounts payable ...........................................                2,042                 3,119
   Accrued expenses ...........................................                3,156                 3,115
   Department of Justice Settlement ...........................                  300                   300
                                                                           ---------             ---------

      Total current liabilities ...............................                5,528                 6,567

TERM NOTE PAYABLE .............................................               21,401                21,401

CONVERTIBLE SUBORDINATED DEBENTURES ...........................               77,718                77,118
  Less: debt discount .........................................              (68,267)              (73,955)
                                                                           ---------             ---------
                                                                               9,451                 3,163

CAPITAL LEASE OBLIGATIONS .....................................                   33                    40

DEPARTMENT OF JUSTICE SETTLEMENT ..............................                  381                   461

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $.01 par value; authorized
      80,000,000 shares; issued and outstanding,
      21,035,323 shares at March 31, 2003 and December 31, 2002                  211                   211
   Additional paid-in capital .................................              148,611               148,611
   Accumulated deficit ........................................             (171,665)             (161,090)
                                                                           ---------             ---------

                                                                             (22,843)              (12,268)
                                                                           ---------             ---------

                                                                           $  13,951             $  19,364
                                                                           =========             =========


         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31
                                                        ------------------------------------
                                                            2003                    2002
                                                        ------------            ------------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)

Net product revenues ........................           $      1,526            $      1,881

Cost of manufacturing .......................                  2,873                   2,901
Research and development ....................                    329                     372
Selling, general and administrative expenses                   1,711                   1,616
Plant shutdown costs ........................                     --                    (120)
                                                        ------------            ------------

      Loss from operations ..................                 (3,387)                 (2,888)

Other income (expense)

Interest expense ............................                 (1,433)                 (1,038)
Interest income .............................                     17                       4
Amortization of deferred debt discount and
   private offering costs ...................                 (5,767)                 (1,535)
Other .......................................                     (5)                    (22)
                                                        ------------            ------------

NET LOSS ....................................           $    (10,575)           $     (5,479)
                                                        ============            ============

Basic and diluted loss per share ............           $      (0.50)           $      (0.36)
                                                        ============            ============

Weighted average number of outstanding shares             21,035,323              15,065,240
                                                        ============            ============


         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                     ----------------------------
                                                                       2003                2002
                                                                     --------            --------
                                                                            (IN THOUSANDS)

Cash flows from operating activities
Net loss .................................................           $(10,575)           $ (5,479)
                                                                     --------            --------
Adjustments to reconcile net loss to net cash
    used in operating activities
   Depreciation and amortization .........................                199                 256
   Amortization of deferred debt discount and private
   offering costs ........................................              5,767               1,535
   Amortization of deferred product acquisition costs ....                 14                   9
      Debentures and stock issued for interest ...........                600                 538
   Loss on disposal of assets ............................                  5                  22
   Changes in assets and liabilities
      Accounts receivable ................................               (634)               (477)
      Inventories ........................................                265                (155)
      Prepaid expenses and other current assets ..........               (290)               (160)
      Other assets and deposits ..........................                 18                  94
      Accounts payable ...................................               (912)                645
      Accrued expenses ...................................                351                 216
                                                                     --------            --------
      Total adjustments ..................................              5,383               2,523
                                                                     --------            --------
   Net cash used in operating activities .................             (5,192)             (2,956)
                                                                     --------            --------
Cash flows from investing activities
   Capital expenditures ..................................               (451)               (188)
                                                                     --------            --------
      Net cash used in investing activities ..............               (451)               (188)
                                                                     --------            --------
Cash flows from financing activities
   Proceeds from issuance of term notes payable ..........                 --               3,000
   Payments to Department of Justice .....................                (80)                (77)
   Payments on notes payable and capital lease obligations                (10)                 --
                                                                     --------            --------
   Net cash provided by (used in) financing activities ...                (90)              2,923
                                                                     --------            --------

   NET DECREASE IN CASH ..................................             (5,733)               (221)

Cash at beginning of period ..............................              9,211                 442
                                                                     --------            --------

Cash at end of period ....................................           $  3,478            $    221
                                                                     ========            ========


         The accompanying notes are an integral part of these statements

Cash paid for interest was $390.

Supplemental disclosures of noncash investing and financing activities for the quarter ended March 31, 2003:

The Company issued $600 of debentures as payment of like amounts of debenture accrued interest.

The Company has repaid $476 of indebtedness in the form of product deliveries.



         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        THREE MONTHS ENDED MARCH 31, 2003

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                 COMMON STOCK
                                                $.01 PAR VALUE         ADDITIONAL
                                             ----------------------     PAID-IN      ACCUMULATED
                                               SHARES       AMOUNT      CAPITAL        DEFICIT         TOTAL
                                             ----------    --------    ---------     ----------     ----------
Balance January 1, 2003...............       21,035,323    $    211    $ 148,611     $ (161,090)    $  (12,268)

Net loss for the three
   months ended March 31, 2003........                                                  (10,575)       (10,575)
                                           ------------    --------    ---------     ----------     ----------
Balance at March 31, 2003.............       21,035,323    $    211    $ 148,611     $ (171,665)    $  (22,843)
                                           ============    ========    =========     ==========     ==========



          The accompanying notes are an integral part of this statement

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY MATTERS

         The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2003, assuming that the Company will continue as a going concern, have been made. The results of operations for the three months period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         At March 31, 2003 the Company had cash and cash equivalents of $3,478,000 as compared to $9,211,000 at December 31, 2002. The Company had working capital at March 31, 2003 of $1,423,000 and an accumulated deficit of $(171,665,000). The Company incurred a net loss of $10,575,000 during the three months ended March 31, 2003.

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

         Until such time as the Company successfully develops and commercializes new finished dosage products and active pharmaceutical ingredients, of which there can be no assurance, the Company will continue to incur operating losses and negative cash flow from operations. The Company believes that the proceeds received in the 2002 Debenture Offering will be sufficient to satisfy the Company's working capital requirements only through June 2003. At the Company's request, on May 5, 2003, the Company received a letter executed by each of Care Capital Investments II, L.P., Galen Partners III, L.P. and Essex Woodlands Health Ventures V, L.P. (the "Majority 2002 Debentureholders") advising that the Majority 2002 Debentureholders would provide funding to meet the Company's 2003 capital requirements, up to an aggregate amount not to exceed $8.6 million (the "Letter of Support"). The Letter of Support provides that the amount of any funding provided by the Majority 2002 Debentureholders would be reduced to the extent of any funding obtained by the Company from third-party sources during 2003. The Letter of Support further provides that the terms of any funding provided by the Majority 2002 Debentureholders will be subject to negotiation between the Company and the Majority 2002 Debentureholders at the time of any funding. The terms of any such funding will be subject to approval by those directors of the Company that are unaffiliated with the Majority 2002 Debentureholders. While the terms of any funding to meet the Company's 2003 capital requirements are currently unknown, it is likely that such terms will result in significant additional dilution to holders of the Company's Common Stock. In consideration for the issuance of the Letter of Support, the Company authorized the issuance of warrants to the Majority 2002 Debentureholders exercisable for an aggregate of 645,000 shares of the Company's Common Stock at an exercise price of $.34 per share (which is equivalent to the conversion price of the 2002 Debentures), subject to downward adjustment to equal the consideration per share received by the Company for its Common Stock, or the conversion/exercise price per share of the Company's Common Stock issuable under convertible securities, in a third part investment if lower than the exercise price of the warrants.

         The Company believes that the remaining net proceeds received from the 2002 Debenture Offering, along with the funding to be provided under the Letter of Support combined with cash flow from operations, will be sufficient to satisfy the Company's working capital requirements through January 1, 2004.

         Failure to obtain a third party investment or to reach agreement with the Majority 2002 Debentureholders on mutually acceptable terms to fund the Company's working capital requirements for 2003 will require the Company (i) to delay or cease the continued development of its licensed technologies and the completion of planned capital expenditures, (ii) to obtain funds through arrangements with third parties on terms that may require the Company to relinquish rights to its licensed technologies, which the Company would otherwise pursue on its own or that would dilute the Company's stockholders,
(iii) significantly scale back or terminate operations and/or (iv) seek protection under applicable bankruptcy laws. An extended delay or a cessation of the Company's continuing development efforts related to its opiate synthesis technologies or delays in obtaining required DEA approvals, will have a material adverse effect on the Company's financial condition and results of operations.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

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

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 did not had a material impact on the Company's financial position or results of operations.

NOTE 3 - STRATEGIC ALLIANCE WITH WATSON PHARMACEUTICALS

         On March 29, 2000, the Company completed various strategic alliance transactions with Watson Pharmaceuticals, Inc. ("Watson"). The transactions provided for Watson's purchase of a certain pending abbreviated new drug application ("ANDA") from the Company for $13,500,000, for Watson's rights to negotiate for Halsey to manufacture and supply certain identified future products to be developed by Halsey, for Watson's marketing and sale of the Company's core products and for Watson's extension of a $17,500,000 term loan to the Company. (See Note 7)

         As part of the strategic alliance transactions, the Company and Watson completed a manufacturing and supply agreement providing for Watson's marketing and sale of the Company's existing core products portfolio (the "Core Products Supply Agreement"). The Core Products Supply Agreement obligated Watson to purchase a minimum amount of approximately $3,060,000 per quarter (the "Minimum Purchase Amount") in core products from the Company, through September 30, 2001 (the "Minimum Purchase Period"). At the expiration of the initial Minimum Purchase Period, if Watson did not continue to satisfy the Minimum Purchase Amount, the Company would then be able to market and sell the core products on its own or through a third party. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement providing (i) for a reduction of the Minimum Purchase Amount from $3,060,000 to $1,500,000 per quarter, (ii) for an extension of the Minimum Purchase Period from the quarter ended September 30, 2001 to the quarter ended September 30, 2002, (iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and (iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson. As part of the completion of the 2002 Debenture Offering (See Note 1), on December 20, 2002, the Company and Watson further amended the Core Products Supply Agreement to provide for the Company's satisfaction of its outstanding payment obligations to Watson of $3,901,331 under such Agreement by the capitalization of such payment obligation as part of the principal under the term loan with Watson (the "Watson Term Loan"). (See Note 7) As a consequence, the Watson Term Loan was amended to increase the principal amount of the Watson Term Loan from $17,500,000 to $21,401,331. In addition, the maturity date of Watson Term Loan was extended from March 31, 2003 to March 31, 2006.

         In March 2003, the Company notified Watson that the Company intended to commence selling the core products independent of, and in addition to, Watson's efforts as provided for under the Core Products Agreement.

NOTE 4 - EARNINGS (LOSS) PER SHARE

         The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on basic earnings per share adjusted for the effect of other potentially dilutive securities. Excluded from the 2003 and 2002 quarterly computation are approximately 199,850,000 and 54,585,000, respectively, of outstanding warrants and options and the effect of convertible debentures and convertible bridge loans outstanding which would be antidilutive.

NOTE 5 - INVENTORIES

         Inventories consist of the following:

                                                        MARCH 31, 2003           DECEMBER 31, 2002
                                                        --------------           -----------------
                                                                     (IN THOUSANDS)
         Finished Goods...........................         $         30              $         --
         Work in Process..........................                  400                       831
         Raw Materials............................                1,590                     1,454
                                                           ------------              ------------
                                                           $      2,020              $      2,285
                                                           ============              ============

NOTE 6 - CONVERTIBLE SUBORDINATED DEBENTURES

         Convertible Subordinated Debentures consist of the following:

                                                        MARCH 31, 2003           DECEMBER 31, 2002
                                                        --------------           -----------------
                                                                     (IN THOUSANDS)
         1998 Debentures..........................         $     30,541              $     30,215
         1999 Debentures..........................               20,748                    20,509
         2002 Debentures..........................               26,429                    26,394
                                                           ------------              ------------

                                                                 77,718                    77,118
         Less: Debt discount......................              (68,267)                  (73,955)
                                                           ------------              ------------

                                                           $      9,451              $      3,163
                                                            ===========              ============

During the three months ended March 31, 2003, the Company issued $600,000 in new debentures as payment of accrued interest in the same amount of these debentures. Such debentures are convertible into 645,161 shares of the Company's common stock at a conversion price of $.93. During the three months ended March 31, 2002, the Company issued $538,000 in new debentures as payment of accrued interest in the same amount of these debentures. Such debentures are convertible into 289,247 shares of the Company's common stock at a conversion price of $1.86.

Related-Party Transactions

         Certain of the 1998 Debentures and 1999 Debentures are held by members of the Company's management and Board of Directors. The aggregate principal amount of such debentures was approximately $368,000 and $364,000 at March 31, 2003 and December 31, 2002, respectively. Interest expense on these debentures was approximately $4,600 and $4,300, for the quarters ended March 31, 2003 and 2002, respectively, of which approximately $4,000 for each quarter was paid through the issuance of like debentures.

NOTE 7 - TERM NOTE PAYABLE

         In connection with various strategic alliance transactions (See Note
3), Watson advanced $17,500,000 to the Company under the Watson Term Loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, and carries a floating rate of interest equal to prime plus two percent and had an original maturity date of March 31, 2003. As part of the Company's 2002 Debenture Offering, the Watson Term Loan was amended to (1) extend the maturity date to March 31, 2006, (2) increase the interest rate to prime plus four and one half percent and (3) increase the principal amount to $21,401,331 to reflect the inclusion of the Company's payment obligations under the Core Products Supply Agreement between Watson and the Company. The interest rate at March 31, 2003 and December 31, 2002 was 8.75%. In consideration of the amendment to the Watson Term Loan, the Company issued to Watson a common stock purchase warrant ("Watson Warrant") exercisable for 10,700,665 shares of the Company's common stock at an exercise price of $.34 per share. The warrant has a term expiring December 31, 2009. The fair value of the Watson Warrant on the date of grant, as calculated using the Black-Scholes option-pricing model, of $11,985,745 was charged to earnings on the date of grant as a loss on the extinguishment of debt. As of March 31, 2003, Watson has advanced $21,401,331 to the Company under the Watson Term Loan.

NOTE 8 - STOCK-BASED COMPENSATION

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

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                             2003                2002
                                                           --------            --------

                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net loss, as reported ..........................           $(10,575)           $ (5,479)
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards .................................               (194)               (256)
                                                           --------            --------

 Pro forma net loss ............................           $(10,769)           $ (5,735)
                                                           ========            ========
Loss per share:
Basic and diluted -- as reported ...............           $  (0.50)           $  (0.36)
                                                           --------            --------
Basic and diluted -- pro forma .................           $  (0.51)           $  (0.38)
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

NOTE 9 - CONTINGENCIES

         Other Legal Proceedings

         Beginning in 1992, actions were commenced against the Company and numerous other pharmaceutical manufacturers, in connection with the alleged exposure to diethylstilbestrol ("DES"). The Company's insurance carrier assumed the defense of all such matters, and the carrier has settled a substantial number. Currently, several actions remain pending with the Company as a defendant in the Pennsylvania Court of Common Pleas, Philadelphia Division, and the insurance carrier is defending each action. The Company and its legal counsel do not believe any of such actions will have a material impact on the Company's financial condition. The ultimate outcome of these lawsuits cannot be determined at this time, and accordingly, no adjustment has been made to the condensed consolidated financial statements.

         In May 2003, the Company was notified that the Company, as well as numerous other pharmaceutical manufacturers and distributors, was a named defendant in a lawsuit involving a product liability claim. The claim has been submitted to the Company's insurance carrier for defense. Because of the recent timing of the notification, the Company's insurance carrier has not responded to the submission. The final outcome of this lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the condensed consolidated financial statements.

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

         Indemnifications

         Each of the purchase agreements for the 1998 Debentures, 1999 Debentures and the 2002 Debentures, contain provisions by which the Company is obligated to indemnify the purchasers of the debentures for any losses, claims, damages, liabilities, obligations, penalties, awards, judgments, expenses, disbursements, arising out of or resulting from the breach of any representation, warranty, or agreement, of the Company related to purchase of the debentures. These indemnification obligations do not include a limit, or maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of March 31, 2003 the Company has not recorded a liability for any obligations arising as a result of these indemnification agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

NET PRODUCT REVENUES

         The Company's net product revenues for the three months ended March 31, 2003 of $1,526,000 represents a decrease of $355,000 (19%) as compared to net revenues for the three months ended March 31, 2002 of $1,881,000. The decrease in net product revenues was caused by reduced shipments due to less demand from our customers.

COST OF MANUFACTURING

         For the three months ended March 31, 2003, cost of manufacturing decreased $28,000 as compared to the three months ended March 31, 2002. As a percentage of sales, cost of manufacturing was 188% and 154% for March 31, 2003 and 2002, respectively. The decrease was a result of reduced net product revenues as noted above, as well as efficiencies in direct labor and other manufacturing costs, partially offset by increased raw material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 2003 and 2002 were 112% and 86%, respectively. Overall these expenses in the first three months of 2003 increased $95,000 or 6% for the same period in 2002. The increase is a result of increases in payroll and related costs as well as increases in Company insurance premiums during the three month period ended March 31, 2003.

RESEARCH AND DEVELOPMENT EXPENSES

         The Company currently conducts research and development activities at each of its Congers, New York and Culver, Indiana facilities. The Company's research and development activities consist primarily of the development of the Company's Opiate Synthesis Technologies, including the development for sale of new chemical products and the development of APIs, as well as new generic drug product development efforts and manufacturing process improvements. New drug product development activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and additional testing in areas such as bioavailability, bioequivalence and shelf-life. During 2003, the Company's research and development efforts will cover finished dosage products and APIs in a variety of therapeutic applications, with an emphasis on pain management products. Research and development expenses decreased $43,000 from the same period in 2002. Research and development expenses as a percentage of sales for the three months ended March 31, 2003 and 2002 was 22% and 20%, respectively.

         The Company is proceeding with the development of products, apart from those obtained from Barr Laboratories, for submission to the FDA. During fiscal 2003, the Company anticipates the submission of four ANDA supplements or amendments to the FDA. The supplements and amendments relate to the transfer of existing ANDAs from the Company's former Brooklyn facility to its Congers facility as well as the transfer of certain ANDAs obtained from Barr Laboratories. Although the Company has been successful in receiving ANDA approvals since its release from the FDA's Application Integrity Policy list in December 1996, there can be no assurance that any newly submitted ANDAs, or supplements or amendments thereto or those contemplated to be submitted, will be approved by the FDA.

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

         The Company is continuing development efforts relating to certain API's. In the last few years, the Company has increased its efforts to develop and manufacture APIs, also known as bulk chemical products. The development and sale of APIs generally is not subject to the same level of regulation as is the development and sale of drug products. Accordingly, APIs may be brought to market substantially sooner than drug products. Although the Company did not generate revenues from the sale of API's in fiscal 2002 or in the quarter ended March 31, 2003, it is the Company's expectation that its strategic alliance with Watson Pharmaceuticals, Inc. and the continued development of the Company's Opiate Synthesis Technologies and other API development efforts, in addition to assisting in the expansion of the Company's line of finished dosage products, will generate revenues from the sale of products using internally produced APIs starting in the fourth quarter of 2003 and such revenue segment will likely increase thereafter as a percentage of total revenue. The Company currently manufactures two API's and has seven others under development.

NET LOSS

         For the three months ended March 31, 2003, the Company had net loss of $10,575,000 as compared to a net loss of $5,479,000 for the three months ended March 31, 2002. Included in net loss for the three months ended March 31, 2003, was interest expense of $1,433,000 and amortization of deferred debt discount and private offering costs of $5,767,000, as compared to $1,038,000 and $1,535,000, respectively, over the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003 the Company had cash and cash equivalents of $3,478,000 as compared to $9,211,000 at December 31, 2002. The Company had working capital at March 31, 2003 of $1,423,000. The Company had working capital at December 31, 2002 of $5,933,000.

         On December 20, 2002, the Company consummated a private offering of securities for an approximate aggregate purchase price of $26,394,000 (the "2002 Debenture Offering"). The securities issued in the Offering consisted of 5% convertible senior secured debentures (the "2002 Debentures"). Of the $26,394,000 in 2002 Debentures issued in the 2002 Debenture Offering, approximately $15,894,000 of the 2002 Debentures were issued in exchange for the surrender of a like amount of principal and accrued interest outstanding under Company's 10% convertible promissory notes issued pursuant to various working capital bridge loan transactions with Galen and certain other lenders, during the period from August 15, 2001 through and including December 20, 2002. The 2002 Debentures, issued at par, will become due and payable as to principal on March 31, 2006. The 2002 Debentures were issued pursuant to a certain Debenture Purchase Agreement dated December 20, 2002 (the "Purchase Agreement") by and among the Company, Care Capital Investments II, LP ("Care Capital"), Essex Woodlands Health Ventures V, L.P. ("Essex"), Galen and each of the purchasers listed on the signature page thereto.

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

         In connection with various strategic alliance transactions with Watson Pharmaceuticals, Inc. ("Watson"), $17,500,000 was advanced to the Company under a term loan (the "Watson Term Loan"). The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, and carried a floating rate of interest equal to prime plus two percent and had an original maturity date of March 31, 2003. As part of the Company's 2002 Debenture Offering, the Watson Term Loan was amended to (1) extend the maturity date to March 31, 2006, (2) increase the interest rate to prime plus four and one half percent and (3) increase the principal amount to $21,401,331 to reflect the inclusion of the Core Products Supply Agreement advance payments. The interest rate at March 31, 2003 and December 31, 2002 was 8.75%. In consideration of the amendment to the Watson Term Loan, the Company issued to Watson a common stock purchase warrant ("Watson Warrant") exercisable for 10,700,665 shares of the Company's common stock at an exercise price of $.34 per share. The warrant has a term expiring December 31, 2009. The fair value of the Watson Warrant on the date of grant, as calculated using the Black-Scholes option-pricing model, of $11,985,745 was charged to earnings on the date of grant as a loss on the extinguishment of debt. As of March 31, 2003, Watson has advanced $21,401,331 to the Company under the Watson Term Loan.

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

         At the Company's request, on May 5, 2003, the Company received a letter executed by each of Care Capital, Galen and Essex (the "Majority 2002 Debentureholders") advising that the Majority 2002 Debentureholders would provide funding to meet the Company's 2003 capital requirements, up to an aggregate amount not to exceed $8.6 million (the "Letter of Support"). The Letter of Support provides that the amount of any funding provided by the Majority 2002 Debentureholders would be reduced to the extent of any funding obtained by the Company from third-party sources during 2003. The Letter of Support further provides that the terms of any funding provided by the Majority 2002 Debentureholders will be subject to negotiation between the Company and the Majority 2002 Debentureholders at the time of any funding. The terms of any such funding will be subject to approval by those directors of the Company that are unaffiliated with the Majority 2002 Debentureholders. While the terms of any funding to meet the Company's 2003 capital requirements are currently unknown, it is likely that such terms will result in significant additional dilution to holders of the Company's Common Stock. In consideration for the issuance of the Letter of Support, the Company authorized the issuance of warrants to the Majority 2002 Debentureholders exercisable for an aggregate of 645,000 shares of the Company's Common Stock at an exercise price of $.34 per share (which is equivalent to the conversion price of the 2002 Debentures), subject to downward adjustment to equal the consideration per share received by the Company for its Common Stock, or the conversion/exercise price per share of the Company's Common Stock issuable under convertible securities, in a third part investment if lower than the exercise price of the warrants.

         The Company believes that the remaining net proceeds received from the 2002 Debenture Offering, along with the funding to be provided under the Letter of Support combined with cash flow from operations, will be sufficient to satisfy the Company's working capital requirements through January 1, 2004.

         Failure to obtain a third party investment or to reach agreement with the Majority 2002 Debentureholders on mutually acceptable terms to fund the Company's working capital requirements for 2003 will require the Company to (i) significantly curtail product commercialization efforts, including the development and commercialization of the Opiate Synthesis Technologies, (ii) if available, obtain funding through arrangements with collaborative partners or others on terms that may require the Company to relinquish certain rights to its Opiate Synthesis Technologies, which the Company would otherwise pursue on its own or that would dilute the Company's stockholders, (iii) significantly scale back or terminate operations and/or (iv) seek protection under applicable bankruptcy laws. An extended delay in obtaining necessary financing will result in the cessation of the Company's continuing development efforts related to its Opiate Synthesis Technologies and will have a material adverse effect on the Company's financial condition and results of operations.

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

         Deferred Debt Discount

         Deferred debt discount results from the issuance of stock warrants and beneficial conversion features in connection with the issuance of subordinated debt and other notes payable. The amount of the discount is recorded as a reduction of the related obligation and is amortized over the remaining life of the related obligations. Management determines the amount of the discount, based, in part, by the relative fair values ascribed to the warrants determined by an independent valuation or through the use of the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions made by management regarding the estimated life of the warrant, the estimated volatility of the Company's common stock and the expected dividend yield.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations as provided for under SFAS No. 148. Accordingly, compensation expense is only recognized when the market value of the Company's stock at the date of the grant exceeds the amount an employee must pay to acquire the stock. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

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

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2003, the Company issued 5% Convertible Debentures in the principal amount of approximately $600,000 in satisfaction of accrued interest on Company's outstanding 5% Convertible Subordinated Debentures issued in 1998, 1999 and 2002 (the "Convertible Debentures").

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

Date: May 19, 2003                           HALSEY DRUG CO., INC.

                                             By: /s/ Michael K. Reicher
                                                 -------------------------------
                                                    Michael K. Reicher
                                                    Chairman and
                                                    Chief Executive Officer

                                             By: /s/ Peter A. Clemens
                                                 -------------------------------
                                                    Peter A. Clemens
                                                    VP & Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit           Document
-------           --------

99.1 Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

99.2 Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

99.3              Certification of Periodic Report by Chief Executive Officer

99.4              Certification of Periodic Report by Chief Financial Officer