Form 10-Q
period 2003-06-30
HALSEY DRUG CO INC/NEW
filed 2003-08-14
CIK 786947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________________TO___________________

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

                                 Yes [X] No [ ]

         As of August 13, 2003 the registrant had 21,224,398 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                      HALSEY DRUG CO., INC. & SUBSIDIARIES

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements
                  Condensed Consolidated Balance Sheets-
                  June 30, 2003 (Unaudited) and December 31, 2002 ........................................     1

                  Condensed Consolidated Statements of
                  Operations (Unaudited) - Three and six months ended June 30, 2003
                  and June 30, 2002 ......................................................................     2

                  Condensed Consolidated Statements of Cash
                  Flows (Unaudited) - Six months ended June 30, 2003
                  and June 30, 2002 ......................................................................     3

                  Consolidated Statement of Stockholders'
                  Deficit (Unaudited) - Six months ended June 30, 2003 ...................................     6

                  Notes to Condensed Consolidated Financial Statements ...................................     7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................................................    14

Item 4.           Controls and Procedures.................................................................    23

PART II. OTHER INFORMATION

Item 2.           Changes in Securities...................................................................    23

Item 6.           Exhibits and Reports on Form 8-K........................................................    24

SIGNATURES        ........................................................................................    25

CERTIFICATIONS    ........................................................................................    29

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (UNAUDITED)
                                                                         JUNE 30,    DECEMBER 31,
                                                                          2003          2002
                                                                         -------       -------
                                                                            (IN THOUSANDS)
CURRENT ASSETS
   Cash .............................................................    $    50       $ 9,211
   Accounts Receivable - trade, net of
      allowances for doubtful accounts of $16 and $14
      at June 30, 2003 and December 31, 2002, respectively ..........        841           610
   Inventories ......................................................      2,537         2,285
   Prepaid expenses and other current assets ........................        686           394
                                                                         -------       -------
        Total current assets ........................................      4,114        12,500
PROPERTY, PLANT & EQUIPMENT, NET ....................................      5,789         5,367

DEFERRED PRIVATE OFFERING COSTS,
       net of accumulated amortization of $306 and $9
       at June 30, 2003 and December 31, 2002, respectively ..........     1,317         1,032

OTHER ASSETS AND DEPOSITS ...........................................        394           465
                                                                         -------       -------
                                                                         $11,614       $19,364
                                                                         =======       =======

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              (UNAUDITED)
                                                                                JUNE 30,         DECEMBER 31,
                                                                                  2003              2002
                                                                                 ----               -----
                                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Current maturities of notes payable and capital lease
     obligations ...........................................................   $      52          $      33
   Accounts payable ........................................................       2,517              3,119
   Accrued expenses ........................................................       3,632              3,115
   Department of Justice Settlement ........................................         300                300
                                                                               ---------          ---------
      Total current liabilities ............................................       6,501              6,567

TERM NOTE PAYABLE ..........................................................      21,401             21,401

CONVERTIBLE SUBORDINATED DEBENTURES ........................................      79,042             77,118
  Less: debt discount ......................................................     (62,578)           (73,955)
                                                                               ---------          ---------
                    ........................................................      16,464              3,163

CAPITAL LEASE OBLIGATIONS ..................................................         111                 40

DEPARTMENT OF JUSTICE SETTLEMENT ...........................................         299                461

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock - $.01 par value; authorized 80,000,000 shares; issued and outstanding, 21,095,092 shares and 21,035,323
      at June 30, 2003 and December 31, 2002, respectively .................         211                211
   Additional paid-in capital ..............................................     149,319            148,611
   Accumulated deficit .....................................................    (182,692)          (161,090)
                                                                               ---------          ---------
                                                                                 (33,162)           (12,268)
                                                                               ---------          ---------
                                                                               $  11,614          $  19,364
                                                                               =========          =========

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      JUNE 30,
                                                       FOR THE SIX MONTHS ENDED                     FOR THE THREE MONTHS ENDED
                                                 -----------------------------------           -----------------------------------
                                                     2003                  2002                    2003                    2002
                                                 ------------           ------------           ------------           ------------
Net product revenues                             $      2,732           $      4,139           $      1,206           $      2,258

Cost of manufacturing                                   5,138                  6,254                  2,265                  3,353
Research and development                                  616                    757                    287                    385
Selling, general and administrative expenses            3,917                  3,515                  2,206                  1,899
Plant shutdown costs                                       --                   (120)                    --                     --
                                                 ------------           ------------           ------------           ------------

   Loss from operations                                (6,939)                (6,267)                (3,552)                (3,379)

Other income (expense)
Interest expense                                       (2,904)                (2,173)                (1,471)                (1,135)
Interest income                                            21                      7                      4                      3
Amortization of deferred debt discount and
   private offering costs                             (11,683)                (4,375)                (5,916)                (2,840)
Other                                                     (97)                   (11)                   (92)                    11
                                                 ------------           ------------           ------------           ------------
   NET LOSS                                      $    (21,602)          $    (12,819)          $    (11,027)          $     (7,340)
                                                 ============           ============           ============           ============
Basic and diluted loss per share                 $      (1.03)          $      (0.85)          $      (0.52)          $      (0.49)
                                                 ============           ============           ============           ============
Weighted average number of outstanding shares      21,065,373             15,065,240             21,095,092             15,065,240
                                                 ============           ============           ============           ============

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30
                                                                              -------
                                                                      2003               2002
                                                                    --------           --------
                                                                          (IN THOUSANDS,
                                                                         EXCEPT SHARE DATA)
Cash flows from operating activities
Net loss .......................................................    $(21,602)          $(12,819)
                                                                    --------           --------
Adjustments to reconcile net loss to net cash
    used in operating activities
   Depreciation and amortization ...............................         402                433
   Amortization of deferred debt discount and private
   offering costs ..............................................      11,683              4,375
   Amortization of deferred product acquisition costs ..........          23                 18
   Debentures and stock issued for interest ....................       1,459              1,081
   Loss on disposal of assets ..................................           5                 19
   Increase in fair value of warrants ..........................          92                 --
   Changes in assets and liabilities
      Accounts receivable ......................................      (1,295)            (1,103)
      Inventories ..............................................        (252)               241
      Prepaid expenses and other current assets ................        (292)               (79)
      Other assets and deposits ................................          48                119
      Accounts payable .........................................        (310)               338
      Accrued expenses .........................................       1,279              1,048
                                                                    --------           --------
       Total adjustments .......................................      12,842              6,490
                                                                    --------           --------
    Net cash used in operating activities ......................      (8,760)            (6,329)
                                                                    --------           --------
Cash flows from investing activities
   Capital expenditures ........................................        (719)              (203)
                                                                    --------           --------
      Net cash used in investing activities ....................        (719)              (203)
                                                                    --------           --------
Cash flows from financing activities
   Proceeds from issuance of debentures ........................         500                 --
   Proceeds from issuance of bridge loans ......................          --              6,500
   Payments to Department of Justice ...........................        (162)              (155)
   Payments on notes payable and capital lease obligations .....         (20)               (10)
                                                                    --------           --------
        Net cash provided by financing activities ..............         318              6,335
                                                                    --------           --------
   NET DECREASE IN CASH ........................................      (9,161)              (197)

Cash at beginning of period ....................................       9,211                442
                                                                    --------           --------
Cash at end of period ..........................................    $     50           $    245
                                                                    ========           ========


Cash paid for interest .........................................    $    400           $     21
                                                                    ========           ========

Supplemental disclosures of noncash investing and financing activities for the six months ended June 30, 2003:

1. The Company issued $1,459 of Debentures as payment of like amounts of Debenture accrued interest.

2. The Company has repaid $1,064 of indebtedness in the form of product deliveries.

3. The Company issued 645,000 warrants with an estimated relative fair value of $581 for the lending commitment in the form of debentures.

4. The Company issued 59,769 shares of common stock upon the conversion of $35 of Debentures.

5.       Equipment financed through capital leases aggregated approximately
         $111.

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                         SIX MONTHS ENDED JUNE 30, 2003

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                  COMMON STOCK
                                                 $.01 PAR VALUE             ADDITIONAL
                                                 --------------               PAID-IN       ACCUMULATED
                                             SHARES           AMOUNT          CAPITAL         DEFICIT           TOTAL
                                          -----------      -----------      -----------     -----------      -----------
Balance January 1, 2003 ..............     21,035,323      $       211      $   148,611     $  (161,090)     $   (12,268)

Net loss for the six
   months ended June 30, 2003 ........                                                          (21,602)         (21,602)

Conversion of debentures .............         59,769               --               35                               35

Increase in fair value of warrants ...                                               92                               92

Issuance of warrants for commitment ..                                              581                              581
                                          -----------      -----------      -----------     -----------      -----------
Balance at June 30, 2003 .............     21,095,092      $       211      $   149,319     $  (182,692)     $   (33,162)
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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY MATTERS

                  The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and changes in cash flows for the three and six months ended June 30, 2003, assuming that the Company will continue as a going concern, have been made. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                  At June 30, 2003 the Company had cash and cash equivalents of $50,000 as compared to $9,211,000 at December 31, 2002. The Company had working capital deficit at June 30, 2003 of $2,387,000 and an accumulated deficit of $(182,692,000). The Company incurred a net loss of $21,602,000 during the six months ended June 30, 2003.

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

                  Until such time as the Company successfully develops and commercializes new finished dosage products and active pharmaceutical ingredients, of which there can be no assurance, the Company will continue to incur operating losses and negative cash flow from operations. At the Company's request, on May 5, 2003, the Company received a letter executed by each of Care Capital Investments II, L.P., Galen Partners III, L.P. and Essex Woodlands Health Ventures V, L.P. (the "Majority 2002 Debentureholders") advising that the Majority 2002 Debentureholders would provide funding to meet the Company's 2003 capital requirements, up to an aggregate amount not to exceed $8.6 million (the "Letter of Support"). The Letter of Support provides that the amount of any funding provided by the Majority 2002 Debentureholders would be reduced to the extent of any funding obtained by the Company from third-party sources during 2003. The Letter of Support further provides that the terms of any funding provided by the Majority 2002 Debentureholders would be subject to negotiation between the Company and the Majority 2002 Debentureholders at the time of any funding. In consideration for the issuance of the Letter of Support, the Company authorized the issuance of warrants to the Majority 2002 Debentureholders exercisable for an aggregate of 645,000 shares of the Company's Common Stock at an exercise price of $.34 per share (which is equivalent to the conversion price of the 2002 Debentures), subject to downward adjustment to equal the consideration per share received by the Company for its Common Stock, or the conversion/exercise price per share of the Company's Common Stock issuable under convertible securities, in a third part investment if lower than the exercise price of the warrants.

         As of August 13, 2003, the Majority 2002 Debentureholders had advanced an aggregate of $2,400,000 to the Company under the Letter of Support to fund the Company's operating losses and capital requirements (the "Letter of Support Advances"). The Letter of Support Advances were made in accordance with the terms of 2002 Debenture Purchase Agreement resulting in the Company's issuance of 2002 Debentures in an aggregate principal amount of $2,400,000 having a maturity date of March 31, 2006 After giving effect to the Letter of Support Advances made through August 13, 2003, there remains $6,200,000 available for advance to the Company by the Majority 2002 Debentureholders under the Letter of Support. All additional advances to be made by the Majority 2002 Debentureholders under the Letter of Support will be made in accordance with the 2002 Debenture Purchase Agreement.

                  The Company believes that the funding to be provided under the Letter of Support combined with cash flow from operations, will be sufficient to satisfy the Company's working capital requirements through January 1, 2004.

                  In the absence of continued support by the Majority 2002 Debentureholders under the Letter of Support or an alternative third-party investment, or in the event of a material reduction in the Company's cash flow from operations, the Company will be required to (i) delay or cease the continued development of its licensed technologies and the completion of planned capital expenditures, (ii) obtain funds through arrangements with third parties on terms that may require the Company to relinquish rights to its licensed technologies, which the Company would otherwise pursue on its own or that would dilute the Company's stockholders, (iii) significantly scale back or terminate operations and/or (iv) seek protection under applicable bankruptcy laws. An extended delay or a cessation of the Company's continuing development efforts related to its opiate synthesis technologies or delays in obtaining required DEA approvals, will have a material adverse effect on the Company's financial condition and results of operations.

NOTE 2 - STOCK-BASED COMPENSATION

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

                                                 FOR THE SIX MONTHS ENDED JUNE 30,    FOR THE THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------------    -----------------------------------
                                                    2003                   2002         2003                      2002
                                                  ---------              ---------    ---------               -----------
                                                                       IN THOUSANDS, EXCEPT PER SHARE DATA
Net loss, as reported                             $(21,602)              $(12,819)    $(11,027)                 $ (7,340)
Deduct: Total stock-based employee
compensation expense determined under the
fair value-based method for all rewards               (382)                  (514)        (188)
                                                  --------               --------     --------                      (258)
                                                                                                                --------

  Pro forma net loss                              $(21,984)              $(13,333)    $(11,215)                 $ (7,598)
                                                  ========               ========     ========                  ========
Loss per share:
Basic and diluted - as reported                   $  (1.03)              $   (.85)    $   (.52)                 $   (.49)
                                                  ========               ========     ========                  ========
Basic and diluted - pro forma                     $  (1.05)              $   (.89)    $   (.53)                 $   (.50)
                                                  ========               ========     ========                  ========

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

                  The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on basic earnings per share adjusted for the effect of other potentially dilutive securities. Excluded from the 2003 and 2002 computations are approximately 224,500,000 and 60,720,000, respectively, of outstanding warrants, options and the effect of convertible debentures and convertible bridge loans outstanding, as such inclusion which would be antidilutive

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

                  In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The impact of adopting the provisions related to lease accounting did not have a material impact on the Company's financial position or results of operations. The Company early adopted the provisions related to debt extinguishments during the year ended December 31, 2002. The adoption did not have a material impact on the Company's financial position or results of operations.

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

                  In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 148") to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations as provided for under SFAS No. 148. Accordingly, compensation expense is only recognized when the market value of the Company's stock at the date of the grant exceeds the amount an employee must pay to acquire the stock. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

                  In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN No. 46") In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations.

                  In May 2003, the FASB issued "SFAS No. 150", "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

NOTE 5 - STRATEGIC ALLIANCE WITH WATSON PHARMACEUTICALS

                  On March 29, 2000, the Company completed various strategic alliance transactions with Watson Pharmaceuticals, Inc. ("Watson"). The transactions provided for Watson's purchase of a certain pending abbreviated new drug application ("ANDA") from the Company for $13,500,000, for Watson's rights to negotiate for Halsey to manufacture and supply certain identified future products to be developed by Halsey, for Watson's marketing and sale of the Company's core products and for Watson's extension of a $17,500,000 term loan to the Company (See Note 8).

                  As part of the strategic alliance transactions, the Company and Watson completed a manufacturing and supply agreement providing for Watson's marketing and sale of the Company's existing core products portfolio (the "Core Products Supply Agreement"). The Core Products Supply Agreement obligated Watson to purchase a minimum amount of approximately $3,060,000 per quarter (the "Minimum Purchase Amount") in core products from the Company, through September 30, 2001 (the "Minimum Purchase Period"). At the expiration of the initial Minimum Purchase Period, if Watson did not continue to satisfy the Minimum Purchase Amount, the Company would then be able to market and sell the core products on its own or through a third party. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement providing (i) for a reduction of the Minimum Purchase Amount from $3,060,000 to $1,500,000 per quarter, (ii) for an extension of the Minimum Purchase Period from the quarter ended September 30, 2001 to the quarter ended September 30, 2002, (iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and (iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson. As part of the completion of the 2002 Debenture Offering (See Note 1), on December 20, 2002, the Company and Watson further amended the Core Products Supply Agreement to provide for the Company's satisfaction of its outstanding payment obligations to Watson of $3,901,331 under such Agreement by the capitalization of such payment obligation as part of the principal under the term loan with Watson (the "Watson Term Loan") (See Note 8). As a result, the Watson Term Loan was amended to increase the principal amount of the Watson Term Loan from $17,500,000 to $21,401,331. In addition, the maturity date of Watson Term Loan was extended from March 31, 2003 to March 31, 2006.

                  In March 2003, the Company notified Watson that the Company intended to commence selling the core products independent of, and in addition to, Watson's efforts as provided for under the Core Products Agreement.

NOTE 6 - INVENTORIES

         Inventories consist of the following:

                                                             JUNE 30, 2003           DECEMBER 31, 2002
                                                             -------------           -----------------
                                                                        (IN THOUSANDS)
Finished Goods.......................................         $         88              $         --
Work in Process......................................                  680                       831
Raw Materials........................................                1,769                     1,454
                                                              ------------              ------------
                                                              $      2,537              $      2,285
                                                              ============              ============

NOTE 7 - CONVERTIBLE SUBORDINATED DEBENTURES

         Convertible Subordinated Debentures consist of the following:

                                                             JUNE 30, 2003           DECEMBER 31, 2002
                                                             -------------           -----------------
                                                                        (IN THOUSANDS)
1998 Debentures......................................         $     30,835              $     30,215
1999 Debentures......................................               20,991                    20,509
2002 Debentures......................................               26,716                    26,394
2003 Debentures......................................                  500                        --
                                                              ------------              ------------
                                                                    79,042                    77,118
Less: Debt discount..................................              (62,578)                  (73,955)
                                                              ------------              ------------
                                                              $     16,464              $      3,163
                                                               ===========              ============

                  During the six months ended June 30, 2003, the Company issued $1,959,000 in new debentures of which $1,459,000 was issued as payment of accrued interest in the same amount of these debentures and $500,000 was issued under the Letter of Support Advances. Such accrued interest debentures are convertible into 1,512,000 shares of the Company's common stock at conversion prices of $1.02 and $.93. The Debentures issued under the Letter of Support Advances are convertible into 625,000 shares of the Company's common stock at a conversion price of $.80. As the conversion price of such debentures was equal to or exceeded the fair market value of the Company's common stock on the date of issue, no beneficial conversion features were determined to exist. During the six months ended June 30, 2002, the Company issued $538,000 in new debentures as payment of accrued interest in the same amount of these debentures. Such debentures are convertible into 289,247 shares of the Company's common stock at a conversion price of $1.86.

                  As a result of the issuance of the 2003 Debentures, certain existing warrants agreements were modified as a result of dilution adjustment provisions contained within. The Company recorded a charge to earnings of $92,000 related to the increase in the fair value of the warrants, as calculated using the Black - Scholes option-pricing model, as a result of the modification of terms.

                  During the six months ended June 30, 2003, debentures in the principal amount of $35,000 were converted into 59,769 shares of the Company's common stock.

Related-Party Transactions

                  Certain of the 1998 Debentures and 1999 Debentures are held by members of the Company's management and Board of Directors. The aggregate principal amount of such debentures was approximately $372,000 and $364,000 at June 30, 2003 and December 31, 2002, respectively. Interest expense on these debentures was approximately $9,200 and $8,600, for the six months ended June 30, 2003 and 2002, respectively, of which approximately $8,000 for each six-month period was paid through the issuance of like debentures. Interest expense on these debentures was approximately $4,600 and $4,300, for the three months ended June 30, 2003 and 2002, respectively, of which approximately $4,000 for each three month period was paid through the issuance of like debentures.

NOTE 8 - TERM NOTE PAYABLE

                  In connection with various strategic alliance transactions (See Note 5), Watson advanced $17,500,000 to the Company under the Watson Term Loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, and carries a floating rate of interest equal to prime plus two percent and had an original maturity date of March 31, 2003. As part of the Company's 2002 Debenture Offering, the Watson Term Loan was amended to (1) extend the maturity date to March 31, 2006, (2) increase the interest rate to prime plus four and one half percent and (3) increase the principal amount to $21,401,331 to reflect the inclusion of the Company's payment obligations under the Core Products Supply Agreement between Watson and the Company. The interest rate at June 30, 2003 was 8.5% and at December 31, 2002 was 8.75%. In consideration of the amendment to the Watson Term Loan, the Company issued to Watson a common stock purchase warrant ("Watson Warrant") exercisable for 10,700,665 shares of the Company's common stock at an exercise price of $.34 per share. The warrant has a term expiring December 31, 2009. The fair value of the Watson Warrant on the date of grant, as calculated using the Black-Scholes option-pricing model, of $11,985,745 was charged to earnings on the date of grant as a loss on the extinguishment of debt. As of June 30, 2003, Watson has advanced $21,401,331 to the Company under the Watson Term Loan.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

                  Employment contracts

                  In June 2003, an employment agreement of an officer/employee was terminated. Pursuant to provisions of the employment agreement, the Company has provided for approximately $500,000 of salary and benefits under this agreement. The salary benefit is payable in a lump sum cash payment within thirty (30) days of the date of termination. The Company has not made any salary or benefit payments to the individual under this agreement. The Company and the terminated employee are currently negotiating a separation agreement.

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

                  In May 2003, the Company was notified that the Company, as well as numerous other pharmaceutical manufacturers and distributors, was a named defendant in a lawsuit involving a product liability claim. The claim has been submitted and accepted by Company's insurance carrier for defense. The final outcome of this lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the condensed consolidated financial statements.

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

                  Indemnifications

                  Each of the purchase agreements for the 1998 Debentures, 1999 Debentures and the 2002 Debentures, contain provisions by which the Company is obligated to indemnify the purchasers of the debentures for any losses, claims, damages, liabilities, obligations, penalties, awards, judgments, expenses, disbursements, arising out of or resulting from the breach of any representation, warranty, or agreement, of the Company related to purchase of the debentures. These indemnification obligations do not include a limit, or maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of June 30, 2003 the Company has not recorded a liability for any obligations arising as a result of these indemnification agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 VS. SIX MONTHS ENDED JUNE 30, 2002

NET PRODUCT REVENUES

                  The Company's net product revenues for the six months ended June 30, 2003 of $2,732,000 represents a decrease of $1,407,000 (34%) as compared to net revenues for the six months ended June 30, 2002 of $4,139,000. The decrease in net product revenues is a result of a decrease in sales to the Company's primary customer, Watson Pharmaceuticals, Inc. which is pursuing a sales strategy that places less emphasis on the products we provide. During the first quarter 2003, the Company initiated steps to reestablish internal sales efforts so as to become less dependent upon a single customer. The Company expects this strategy to materialize in the third and fourth quarters of 2003.

COST OF MANUFACTURING

                  For the six months ended June 30, 2003, cost of manufacturing decreased $1,116,000 as compared to the six months ended June 30, 2002. As a percentage of sales, cost of manufacturing was 188% and 151% for the six months ended June 30, 2003 and 2002, respectively. The decrease was a result of reduced net product revenues as noted above, as well as decreased reliance on third party outside testing laboratories of $132,000 offset by increases in quality control labor costs of $80,000. Additionally, direct labor savings of $157,000 was created from the consolidation of the Company's multi-site packaging operations which occurred during the second quarter of 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  Selling, general and administrative expenses as a percentage of sales for the six months ended June 30, 2003 and 2002 were 143% and 85%, respectively. Overall these expenses in the first six months of 2003 increased $402,000 or 11% from the same period in 2002. The increase is a result of increases in payroll and payroll related costs of $217,000, payroll severance costs of $500,000 and Company insurance premiums of $130,000 offset by reduction in legal expenditures of $245,000 and product marketing expenses of $200,000 during the six month period ended June 30, 2003.

RESEARCH AND DEVELOPMENT EXPENSES

                  The Company currently conducts research and development activities at each of its Congers, New York and Culver, Indiana facilities. The Company's research and development activities consist primarily of the development of the Company's Opiate Synthesis Technologies, including the development for sale of new chemical products and the development of Active Pharmaceutical Ingredients ("APIs"), as well as new generic drug product development efforts and manufacturing process improvements. New drug product development activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and additional testing in areas such as bioavailability, bioequivalence and shelf-life. During 2003, the Company's research and development efforts will cover finished dosage products and APIs in a variety of therapeutic applications, with an emphasis on pain management products. Research and development expenses decreased $141,000 from the same period in 2002. Research and development expenses as a percentage of sales for the six months ended June 30, 2003 and 2002 were 23% and 18%, respectively.

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

                  The Company is performing the necessary regulatory steps to effect the transfer of certain of the products obtained from Barr Laboratories in April 1999 to the Company. The Company initially has identified 8 of the products for which it will devote substantial effort in seeking approval from the FDA for manufacture and sale. The Company estimates that certain of these Barr Products will be available for sale in the fourth quarter of 2003 , although no assurance can be given that any of the Barr Products will receive FDA approval or that if approved, that the Company will be successful in the manufacture and sale of the such products. It is the Company's intention to continue to evaluate the remaining Barr Products on an ongoing basis to assess their prospects for commercialization and likelihood of obtaining regulatory approval.

                  The Company is continuing development efforts relating to certain API's. In the last few years, the Company has increased its efforts to develop and manufacture APIs, also known as bulk chemical products. It is the Company's expectation that beginning in fiscal 2004, the internally developed APIs will assist in the expansion of the Company's line of finished dosage products. The Company currently manufactures two API's and has seven others under development.

NET LOSS

                  For the six months ended June 30, 2003, the Company had net loss of $21,602,000 as compared to a net loss of $12,819,000 for the six months ended June 30, 2002. Included in net loss for the six months ended June 30, 2003, was interest expense of $2,904,000 and amortization of deferred debt discount and private offering costs of $11,683,000, as compared to $2,173,000 and $4,375,000, respectively, over the same period in 2002. Also included in net loss for the six months ended June 30, 2003, was a charge to earnings of $92,000 related to the increase in fair value of warrants, as calculated using the Black-Scholes option-pricing model, as a result of the modification of terms from the issuance of the 2003 debentures.

THREE MONTHS ENDED JUNE 30, 2003 VS. THREE MONTHS ENDED JUNE 30, 2002

NET PRODUCT REVENUES

                  The Company's net product revenues for the three months ended June 30, 2003 of $1,206,000 represents a decrease of $1,052,000 (47%) as compared to net revenues for the three months ended June 30, 2002 of $2,258,000.

The decrease in net product revenues is a result of a decrease in sales to the Company's primary customer, Watson Pharmaceuticals, Inc. which is pursuing a sales strategy that places less emphasis on the products we provide. During the first quarter 2003, the Company initiated steps to reestablish internal sales efforts so as to become less dependent upon a single customer. The Company expects this strategy to materialize in the third and fourth quarters of 2003.

COST OF MANUFACTURING

                  For the three months ended June 30, 2003, cost of manufacturing decreased $1,088,000 as compared to the three months ended June 30, 2002. As a percentage of sales, cost of manufacturing was 188% and 149% for the three months ended June 30, 2003 and 2002, respectively. The decrease was a result of reduced net product revenues as noted above, as well as the decreased reliance on third party outside testing laboratories of $68,000 offset by increases in quality control payroll and payroll related costs of $99,000. Additionally, direct labor savings of $64,000 was created from the consolidation of the Company's multi-site packaging operations, which occurred during the second quarter of 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  Selling, general and administrative expenses as a percentage of sales for the three months ended June 30, 2003 and 2002 were 183% and 84%, respectively. Overall, these expenses for the three month period ended June 30, 2003 increased $307,000 or 16% from the same period in 2002. The increase is a result of increases in payroll severance costs of $500,000 offset by decreases in product marketing expenses of 193,000 during the three month period ended June 30, 2003.

RESEARCH AND DEVELOPMENT EXPENSES

                  The Company currently conducts research and development activities at each of its Congers, New York and Culver, Indiana facilities. The Company's research and development activities consist primarily of the development of the Company's Opiate Synthesis Technologies, including the development for sale of new chemical products and the development of APIs, as well as new generic drug product development efforts and manufacturing process improvements. New drug product development activities are primarily directed at conducting research studies to develop generic drug formulations, reviewing and testing such formulations for therapeutic equivalence to brand name products and additional testing in areas such as bioavailability, bioequivalence and shelf-life. During 2003, the Company's research and development efforts will cover finished dosage products and APIs in a variety of therapeutic applications, with an emphasis on pain management products. Research and development expenses decreased $98,000 from the same period in 2002. Research and development expenses as a percentage of sales for the three months ended June 30, 2003 and 2002 was 24% and 17%, respectively.

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

                  The Company is continuing development efforts relating to certain API's. In the last few years, the Company has increased its efforts to develop and manufacture APIs, also known as bulk chemical products. It is the Company's expectation that beginning in fiscal 2004, the internally developed APIs will assist in the expansion of the Company's line of finished dosage products. The Company currently manufactures two API's and has seven others under development.

NET LOSS

                  For the three months ended June 30, 2003, the Company had net loss of $11,027,000 as compared to a net loss of $7,340,000 for the three months ended June 30, 2002. Included in net loss for the three months ended June 30, 2003, was interest expense of $1,471,000 and amortization of deferred debt discount and private offering costs of $5,916,000, as compared to $1,135,000 and $2,840,000, respectively, over the same period in 2002. Also included in net loss for the three months ended June 30, 2003, was a charge to earnings of $92,000 related to the increase in fair value of warrants, as calculated using the Black-Scholes option-pricing model, as a result of the modification of terms from the issuance of the 2003 debentures.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003 the Company had cash and cash equivalents of $50,000 as compared to $9,211,000 at December 31, 2002. The Company had a working capital deficit at June 30, 2003 of $2,387,000 and working capital at December 31, 2002 of $5,933,000.

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

         The Debentures issued to each of Care Capital and Essex are convertible at any time after issuance into shares of the Company's Common Stock. The 2002 Debentures issued to Galen and the other investors in the 2002 Debenture Offering (excluding Care Capital and Essex) are convertible at any time after the approval of the Company's shareholders and debentureholders of an amendment to the Company's Certificate of Incorporation to increase its authorized shares of Common Stock from 80,000,000 shares to such number of shares as shall provide sufficient authorized shares to permit the conversion of the 2002 Debentures and the Company's other outstanding convertible securities. Subject to the foregoing, the 2002 Debentures are convertible into shares of Common Stock at a price per share (the "Conversion Price") of $.34. Until such time as the Company completes a Subsequent Material Offering (as defined below) the Conversion Price is subject to adjustment, from time to time, to equal the consideration per share received by the Company for its Common Stock, or the conversion/exercise price per share of the Company's Common Stock issuable under rights or option for the purchase of, or stock or other securities convertible into, Common Stock ("Convertible Securities"), if lower than the then applicable Conversion Price. Following the Company's completion of a Subsequent Material Offering, the Conversion Price is subject to adjustment from time to time on a weighted-average dilution basis. A "Subsequent Material Offering" is the grant or issuance of Common

Stock or Convertible Securities by the Company during any six (6) month period for an aggregate gross consideration of at least $10,000,000. Assuming the conversion of the 2002 Debentures at the initial Conversion Price of $.34 per share, the 2002 Debentures are convertible into an aggregate of approximately 77,629,000 shares of Common Stock.

         The Interest Debentures are convertible at anytime after issuance into shares of Common Stock at a price per share equal to the closing bid and asked prices of the Common Stock for the trading day immediately preceding the applicable interest payment date under the 2002 Debentures, as reported by the Over-the-Counter ("OTC") Bulletin Board.

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

         The 2002 Debentures are secured by a lien on all assets of the Company, tangible and intangible. In addition, each of Houba, Inc. and Axiom Pharmaceutical Corporation, each a wholly-owned subsidiary of the Company, has executed in favor of the holders of the 2002 Debentures an unconditional agreement of guarantee of the Company's obligations under the Purchase Agreement. Each guarantee is secured by all assets of such subsidiary, and, in the case of Houba, Inc., by a mortgage lien on its Culver, Indiana real estate. In addition, the Company has pledged the stock of each such subsidiary to the holders of the 2002 Debentures to further secured its obligations under the Purchase Agreement.

         In accordance with the terms of a Subordination Agreement dated December 20, 2002 between the Company, the holders of the 2002 Debentures, the holders of the Existing Debentures and Watson Pharmaceuticals, Inc. ("Watson"), the liens on the Company's and its subsidiaries' assets as well as the payment priority of the 2002 Debenture are (i) subordinate to the Company's lien and payment obligations in favor of Watson under the Watson Term Loan (as defined below), and (ii) senior to the Company's lien and payment obligations in favor of holders of the Existing Debentures in the aggregate principal amount of approximately $50,724,000.

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

         In connection with various strategic alliance transactions with Watson, $17,500,000 was advanced to the Company under a term loan (the "Watson Term Loan"). The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, and carried a floating rate of interest equal to prime plus two percent and had an original maturity date of March 31, 2003. As part of the Company's 2002 Debenture Offering, the Watson Term Loan was amended to (1) extend the maturity date to March 31, 2006, (2) increase the interest rate to prime plus four and one half percent and (3) increase the principal amount to $21,401,331 to reflect the inclusion of the Core Products Supply Agreement advance payments. The interest rate at June 30, 2003 and December 31, 2002 was 8.50% and 8.75%, respectively. In consideration of the amendment to the Watson Term Loan, the Company issued to Watson a common stock purchase warrant ("Watson Warrant") exercisable for 10,700,665 shares of the Company's common stock at an exercise price of $.34 per share. The warrant has a term expiring December 31, 2009. The fair value of the Watson Warrant on the date of grant, as calculated using the Black-Scholes option-pricing model, of $11,985,745 was charged to earnings on the date of grant as a loss on the extinguishment of debt. As of June 30, 2003, Watson has advanced $21,401,331 to the Company under the Watson Term Loan.

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

         The Company has budgeted approximately $2,500,000 in 2003 for the continued development and commercialization of the Opiate Synthesis Technologies. Of such amount, approximately $2,000,000 relates to capital expenditures for facility improvements and the purchase of equipment at the Company's Culver, Indiana facility, approximately $300,000 relates to capital expenditures for environmental compliance waste discharge storage tanks at the Culver facility, and approximately $200,000 relates to the legal fees and related expenses for the OALJ hearing and third party opposition proceedings in connection with the Company's application for the Import Registration. Until such time as the Company successfully develops and commercializes new finished dosage products and APIs, of which there can be no assurance, the majority of the Company's revenues are expected to be derived from the Core Products Supply Agreement with Watson, with the balance of the Company's revenues derived from a combination of the Company's own selling efforts for the Company's core products, which sales efforts commenced in the second quarter of 2003, and the Company's manufacture of non-core products for third parties. The Company estimates that during 2003 and 2004, the Company will continue to incur operating losses and negative cash flow.

         At the Company's request, on May 5, 2003, the Company received a letter executed by each of Care Capital, Galen and Essex (the "Majority 2002 Debentureholders") advising that the Majority 2002 Debentureholders would provide funding to meet the Company's 2003 capital requirements, up to an aggregate amount not to exceed $8.6 million (the "Letter of Support"). The Letter of Support provides that the amount of any funding provided by the Majority 2002 Debentureholders would be reduced to the extent of any funding obtained by the Company from third-party sources during 2003. The Letter of Support further provides that the terms of any funding provided by the Majority 2002 Debentureholders would be subject to negotiation between the Company and the Majority 2002 Debentureholders at the time of any funding. In consideration for the issuance of the Letter of Support, the Company authorized the issuance of warrants to the Majority 2002 Debentureholders exercisable for an aggregate of 645,000 shares of the Company's Common Stock at an exercise price of $.34 per share (which is equivalent to the conversion price of the 2002 Debentures), subject to downward adjustment to equal the consideration per share received by the Company for its Common Stock, or the conversion/exercise price per share of the Company's Common Stock issuable under convertible securities, in a third part investment if lower than the exercise price of the warrants.

         As of August 13, 2003, the Majority 2002 Debentureholders had advanced an aggregate of $2,400,000 to the Company under the Letter of Support to fund the Company's operating losses and capital requirements (the "Letter of Support Advances"). The Letter of Support Advances were made in accordance with the terms of 2002 Debenture Purchase Agreement resulting in the Company's issuance of 2002 Debentures in an aggregate principal amount of $2,400,000 having a maturity date of March 31, 2006. After giving effect to the Letter of Support Advances made through August 13, 2003, there remains $6,200,000 available for advance to the Company by the Majority 2002

Debentureholders under the Letter of Support. All additional advances to be made by the Majority 2002 Debentureholders under the Letter of Support will be made in accordance with the 2002 Debenture Purchase Agreement.

         The Company believes that the funding to be provided under the Letter of Support combined with cash flow from operations, will be sufficient to satisfy the Company's working capital requirements through January 1, 2004.

         In the absence of continued funding by the Majority 2002 Debentureholders under the Letter of Support or an alternative third-party investment, or in the event of a material reduction in the Company's cash flow from operations, the Company will be required to (i) significantly curtail product commercialization efforts, including the development and commercialization of the Opiate Synthesis Technologies, (ii) if available, obtain funding through arrangements with collaborative partners or others on terms that may require the Company to relinquish certain rights to its Opiate Synthesis Technologies, which the Company would otherwise pursue on its own or that would dilute the Company's stockholders, (iii) significantly scale back or terminate operations and/or (iv) seek protection under applicable bankruptcy laws. An extended delay in obtaining necessary financing will result in the cessation of the Company's continuing development efforts related to its Opiate Synthesis Technologies and will have a material adverse effect on the Company's financial condition and results of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

                  In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The impact of adopting the provisions related to lease accounting did not have a material impact on the Company's financial position or results of operations. The Company early adopted the provisions related to debt extinguishments during the year ended December 31, 2002. The adoption did not have a material impact on the Company's financial position or results of operations.

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

                  In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 148"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations as provided for under SFAS No. 148. Accordingly, compensation expense is only recognized when the market value of the Company's stock at the date of the grant exceeds the amount an employee must pay to acquire the stock. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

                  In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Fin No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first period beginning after June 15, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

                  As of June 30, 2003, Peter A. Clemens, as the acting principal executive officer and the principal financial officer of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, the acting principal executive officer and the principal financial officer of the Company has concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its consolidated subsidiaries required to be included in the Company's reports filed or submitted with the Securities and Exchange Commission under the Exchange Act.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the quarter ended June 30, 2003, the Company issued (i) 5% Convertible Senior Secured Debentures in the principal amount of approximately $860,000 in satisfaction of accrued interest on Company's outstanding 5% Convertible Senior Secured Debentures issued in 1998, 1999 and 2002 (the "Convertible Debentures") and (ii) 645,000 common stock purchase warrants to the 2002 Majority Debentureholders pursuant to the May 5, 2003 Letter of Support ( the "Commitment Warrants").

                  During the quarter ended June 30, 2003, Debentures of $35,000 were converted into 59,769 shares of the Company's common stock.

                  Each of the holders of the Convertible Debentures for which interest payments were made in 5% Convertible Senior Secured Debentures and the 2002 Majority Debentureholders receiving the Commitment Warrants are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The 5% Convertible Senior Secured Debentures issued in satisfaction of the interest payments under the Convertible Debentures were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           The exhibits required to be filed as part of this Report on form 10-Q are listed in the attached
                           Exhibit Index.

                  (b)      Reports on Form 8-K.

                           The Company filed a Current Report on Form 8-K dated May 9, 2003 related to its financial results for the year ended December 31, 2002.

                           The Company filed a Current Report on Form 8-K dated May 22, 2003 related to the appointment of Jerry Karabelas as Chairman of the Board of Directors of the Company and the retirement of Michael Reicher as Chairman and Chief Executive Officer.

                           The Company did not file any other Reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003                      HALSEY DRUG CO., INC.

                                           By/s/ Peter A. Clemens
                                             ----------------------------------
                                                  Peter A. Clemens
                                                  Acting Chief Executive Officer

                                           By: /s/ Peter A. Clemens
                                               --------------------------------
                                                  Peter A. Clemens
                                                  VP & Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit           Document
------            --------
31.1              Certification of Periodic Report by Acting Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the
                  Securities Exchange Act of 1934.

31.2              Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities
                  Exchange Act of 1934.

32.1              Certification of Periodic Report by Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of Periodic Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.