Form 10-K/A
period 2002-12-31
HALSEY DRUG CO INC/NEW
filed 2003-10-17
CIK 786947

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                (TITLE OF CLASS)
                                      NONE

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

     As of March 31, 2003, the registrant had 21,035,323 shares of Common Stock, par value $0.01, outstanding. Based on the average closing bid and asked prices of the Common Stock on June 28, 2002 ($1.515) (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $21,002,667.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   15
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 8.   Financial Statements and Supplementary Data.................   27
Item 9.   Changes in and Disagreement with Accountants on Accounting
          and Financial Disclosure....................................   27
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   27
Item 11.  Executive Compensation......................................   30
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   34
Item 13.  Certain Relationships and Related Transactions..............   36
Item 14.  Controls and Procedures.....................................   40
                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K Signatures..............................................   40
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

          6.  Steroids.

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

                                                YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    2002       2001       2000       1999       1998
                                  --------   --------   --------   --------   --------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net product revenues............  $  8,205   $ 16,929   $ 20,223   $ 11,420   $  8,841
Operating Costs
Cost of manufacturing...........  $ 12,535     14,857     18,743     15,316     12,712
Research and development........  $  1,517      1,327      1,821      1,075        651
Selling, general and
  administrative expenses.......  $  7,216      6,616      6,208      7,383      8,078
Plant shutdown costs............  $   (126)        68         53      3,220         --
Interest expense................  $  4,728      3,913      3,699      2,946      1,388
Interest income.................  $     15         69        662         95        103
Amortization of deferred debt
  discount and private offering
  costs.........................  $ 12,558      2,591      2,448      1,825        661
Loss on extinguishments of
  debt..........................  $ 28,415
Investment in joint venture.....  $     --       (202)       (57)        --         --
Other (income) expense..........  $    966        (13)      (101)      (187)    (1,822)
Loss before income tax
  benefit.......................  $(59,589)   (12,563)   (12,043)   (20,063)   (12,724)
Income tax benefit..............  $     --         --       (389)        --         --
Net loss........................  $(59,589)  $(12,563)  $(11,654)  $(20,063)  $(12,724)
                                  ========   ========   ========   ========   ========
Basic and diluted loss per
  common share..................  $  (3.90)  $   (.84)  $   (.80)  $  (1.40)  $   (.92)
                                  ========   ========   ========   ========   ========
Weighted average number of
  outstanding shares............    15,262     15,021     14,503     14,326     13,813
                                  ========   ========   ========   ========   ========

                                                     DECEMBER 31,
                                ------------------------------------------------------
                                  2002        2001        2000       1999       1998
                                ---------   ---------   --------   --------   --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Working capital
  (deficiency)................  $   5,933   $  (8,276)  $ (5,061)  $ (5,181)  $ (6,665)
Total assets..................  $  19,364      11,069     15,209     12,495     16,413
Total liabilities.............  $  31,632      76,505     68,558     54,869     45,366
Accumulated deficit...........  $(161,090)   (101,501)   (88,938)   (77,284)   (57,221)
Stockholders' equity
  (deficit)...................  $ (12,268)    (65,436)   (53,349)   (42,374)   (28,953)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements set forth under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" on page 2 of this Report for additional factors relating to such Statements.

OVERVIEW

     The Company reported a net loss of $59,589,000 or $3.90 per basic and diluted share for the year ended December 31, 2002 as compared to a net loss of $12,563,000 or $.84 per basic and diluted share for 2001. Included in net product revenues for 2001 was $8.5 million of a total $13.5 million earned from Watson Pharmaceuticals representing the sum of the second and the final payments for a product ANDA sold by the Company to Watson in March, 2000. Excluding the payments made by Watson to the Company for a product ANDA, net revenues for the year ended December 31, 2001 representing product sales, were approximately $8,429,000.

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

RESULTS OF OPERATIONS

  NET REVENUES

     Net product revenues for 2002 of $8,205,000 represents a decrease of $224,000 in product sales as compared to $8,429,000 in 2001 and a decrease of $8,500,000 in product development revenues in 2002 as compared to 2001. During 2002 the Company obtained the active pharmaceutical ingredient ("API") for the manufacture and sale of Butalbital tablets and Prednisolone syrup. However due to the length of time these products were absent from the marketplace, the Company lost market share. Until the Company regains its market share of these products, the Company expects to have minimal Prednisolone product sales and minimal Butalbital product sales in future periods.

     The slow growth in other areas of product sales in 2002 is due in large part to the requirement for FDA approval of the site transfer of the products from the Company's Brooklyn, NY facility, which closed in March 2001, to the Company's two facilities in Congers, NY. The process of obtaining this approval was ongoing throughout the first three quarters of 2002 and is now completed. The Company had earned $8,500,000 in product development revenues from Watson in 2001 relating to the Company's sale of a product ANDA to Watson.

     Net product revenues for 2001 of $16,929,000 represents a decrease of $3,294,000 as compared to net product revenues of $20,223,000 for 2000. Net product revenues for 2001 are comprised of sales of products totaling $8,429,000 and revenues from product development of $8,500,000. Net product revenues for 2000 are comprised of sales of products totaling $15,223,000 and revenues from product development of $5,000,000. The decrease in sales of products of $6,794,000 in 2001 is attributable to three factors: 1) the inability of the Company to obtain the adequate API for the manufacture of two products, Butalbital tablets and Prednisolone syrup. The manufacturing of these products requires the specific use of these API's. Until the API suppliers rectify their manufacturing quality and regulatory issues, the Company expects to have minimal Prednisolone product sales and minimal Butalbital product sales in future periods. The sales of these two products decreased $1,707,000 between 2000 and 2001; 2) the product sales of a specific contract manufactured product amounting to $664,000 in 2000 to one customer did not recur in 2001; and 3) delays encountered in transitioning manufacturing operations from our Brooklyn, NY facility, which was vacated in March 2001, to the Company's two facilities in Congers, NY as well as pending regulatory approvals at the Congers, NY facilities caused the remaining decrease in product sales of $4,423,000 between 2000 and 2001.

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

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative costs were $7,216,000 (88% of net product revenue) for 2002 as compared to $6,616,000 (78% of net product revenue for 2001 after adjustment of $8,500,000 in product development revenues in 2001.) This increase is primarily due to added professional and personnel costs incurred for patent research and regulatory matters associated with the DEA manufacturing and import license registrations on the Opiate Synthesis Technologies of $174,000, as well as increases in product marketing expenses of $253,000 and increased corporate insurance premiums of $173,000.

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

  Loss on Extinguishment of Debt

     In 2002, the Company recorded a charge to earnings recorded as loss on the extinguishment of debt of $28,415,000 as a result of the Company's 2002 Debenture Offering. The loss consists of the following amounts: 1) $11,985,000, representing the fair value of 10,700,665 warrants as calculated using the Black-Scholes option-pricing model that the Company issued to Watson in consideration of Watson's extension of the maturity date of the Watson Term Loan; 2) $2,282,000, representing the fair value of the shares of Common Stock issued on the exercise of 8,145,736 Common Stock Purchase Warrants in excess of the number of shares that would have been issued as a result of a modification of the Warrants' net share settlement provision; and 3) $14,148,000, representing the incremental increase in the fair value of the remaining 1998 Warrants and 1999 Warrants as a result of reducing their exercise price in connection with the modification of the associated debt agreements, as calculated using the Black-Scholes option-pricing model.

  Other Income (Expense)

     Included in other income (expense) for the year ended December 31, 2002, is a charge the Company recorded to earnings of $863,000, representing the incremental increase in the fair value of certain other outstanding warrants as a result of reducing the exercise price of the warrants in accordance with their original terms, as calculated using the Black-Scholes option-pricing model.

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

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of December 31, 2002:

                                                            DUE AS OF   DUE AS OF
                                                            12/31/04    12/31/06
                                                DUE AS OF      AND         AND         DUE
                                      TOTAL     12/31/03    12/31/05    12/31/07    THEREAFTER
                                     --------   ---------   ---------   ---------   ----------
                                                          (IN THOUSANDS)
Convertible senior secured
  debentures.......................  $ 77,118    $   --      $   --      $77,118      $  --
Term loan payable..................    21,401        --          --       21,401         --
Department of justice settlement...       761       300         461           --         --
Capital leases.....................        73        33          40           --         --
Operating leases...................     1,068       844         224           --         --
Employment agreements..............     1,247       535         712           --         --
                                     --------    ------      ------      -------      -----
Total Contractual Cash
  Obligations......................  $101,668    $1,712      $1,437      $98,519      $  --
                                     ========    ======      ======      =======      =====

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

REVENUE RECOGNITION

     The Company recognizes product revenue, net of sales discounts and allowances, when title to the product passes to customers, which occurs upon shipment. The Company established sales provisions for estimated chargebacks, discounts, rebates, returns, pricing adjustments and other sales allowances concurrently with the recognition of revenue. The sales provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, the expected market for the product, estimated customer inventory levels by product, price declines and current and projected economic conditions and levels of competition. Actual product return, chargebacks and other sales allowances incurred are, however, dependent upon future events.

     Management continually monitors the factors that influence sales allowance estimates and makes adjustments to these provisions when allowances may differ from established allowances.

     The Company recognizes revenues from product development arrangements (including non-refundable milestone payments when all of four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the price or revenue to be earned is fixed or determinable; and (iv) collectibility is reasonably assured. As a result, product development revenue has been recognized when the substantive contract milestone requirements, as specified in the individual agreements, have been met, and the Company has no further obligations associated with the milestones. Any cash payments received from the customer in advance of achieving the contract milestone requirements are not recognized as revenue, but deferred until the achievement of the applicable milestones.

ACCOUNTS RECEIVABLE -- TRADE AND ALLOWANCE ACCOUNTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

NAME                   AGE                              POSITION
----                   ---                              --------
Michael K. Reicher...  56    Chairman of the Board of Directors and Chief Executive Officer
Vijai Kumar..........  56    Chief Operations Officer
Peter A. Clemens.....  51    Vice President, Chief Financial Officer and Director
Bruce F. Wesson......  61    Director
Alan Smith...........  73    Director
William A. Sumner....  65    Director
William Skelly.......  52    Director
Srini Conjeevaram....  45    Director
Zubeen Shroff........  38    Director
Joel D. Liffmann.....  42    Director
Jerry Karabelas......  50    Director
Immanuel Thangaraj...  32    Director
James Emigh..........  46    Vice President -- Sales and Marketing
Phyllis A.             40    Vice President -- Corporate Compliance
  Lambridis..........
Carol Whitney........  56    Vice President -- Administration
Robert Seiser........  40    Treasurer and Corporate Controller

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

     BRUCE F. WESSON has been a Director of the Company since March 1998. Mr. Wesson is President of Galen Associates, a health care venture firm, and a General Partner of Galen Partners III, L.P. Prior to January 1991, he was Senior Vice President and Managing Director of Smith Barney, Harris Upham & Co. Inc., an investment banking firm. He currently serves on the Boards of Encore Medical Corporation, QMed, Inc. and Crompton Corporation, a publicly traded company, and several privately held companies. Mr. Wesson earned a degree from Colgate University and a Masters of Business Administration from Columbia University.

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

     SRINI CONJEEVARAM has been a Director of the Company since March 1998. Mr. Conjeevaram is a General Partner of Galen Partners III, L.P. Prior to January 1991, he was an Associate in Corporate Finance at Smith Barney, Harris Upham & Co. Inc. from 1989 to 1990 and a Senior Project Engineer for General Motors Corporation from 1982 to 1987. Mr. Conjeevaram serves as a Director of Derma Sciences, Inc., a publicly traded company, and ONI Incorporated. He earned a Bachelor of Science degree in Mechanical Engineering from Madras University, a Masters of Science degree in Mechanical Engineering from Stanford University, and a Masters of Business Administration from Indiana University.

     ZUBEEN SHROFF has been a Director of the Company since June 1998. Mr. Shroff is a General Partner of Galen Partners III, L.P. He joined Galen Associates, a health care venture firm, in January 1997 from The Wilkerson Group, a leading provider of management consulting services to the health care industry. Prior to The Wilkerson Group, he worked for Schering-Plough International from 1989 to 1993 in a variety of staff and line management positions and as head of Schering-Plough France's biotech franchise. Mr. Shroff received a Bachelor of Science in Biological Sciences from Boston University in 1986 and a Masters of Business Administration from The Wharton School in 1988. Mr. Shroff serves as a Director of AmericasDoctor.com, Cortek, Inc. and Encore Medical Corporation.

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

     JERRY KARABELAS has been a Director of the Company since December 2002. Mr. Karabelas was Head of Healthcare and CEO of Worldwide Pharmaceuticals for Novartis AG from 1998 until July 2000. Prior to joining Novartis, Mr. Karabelas was Executive Vice President of SmithKline Beecham. From July 2000 until December 2001, Mr. Karabelas was the Founder and Chairman of the Novartis Bio Venture Fund. Since November 2001 he has been a Partner with Care Capital LLC. Mr. Karabelas holds a Ph.D. in pharmacokinetics from the Massachusetts College of Pharmacy and serves as a Director of SykePharma Plc., Human Genome Sciences, Nitromed, Anadys and Renova.

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

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION          LONG TERM COMPENSATION
                                    -------------------------------   -------------------------
                                                                      SECURITIES
                                                                      UNDERLYING
                                                       OTHER ANNUAL     STOCK       ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY    BONUS   COMPENSATION    OPTIONS     COMPENSATION
---------------------------  ----   --------   -----   ------------   ----------   ------------
Michael K. Reicher.......    2002   $200,000     0           --             --           --
  Chairman and Chief         2001    191,346     0           --             --           --
  Executive Officer          2000    175,000     0           --        100,000           --
Gerald F. Price(1).......    2002   $163,654     0           --             --           --
  President and Chief        2001    176,346     0           --             --           --
  Operating Officer          2000     49,846     0           --        850,000           --
Peter A. Clemens.........    2002   $155,000     0           --             --           --
  Vice President and Chief   2001    149,807     0           --             --           --
  Financial Officer          2000    140,000     0           --        100,000           --
Phyllis A. Lambridis(2)...   2002   $166,006     0           --             --           --
  Vice President --          2001    115,384     0           --         75,000           --
  Corporate Compliance
James Emigh..............    2002   $139,565     0           --             --           --
  Vice President --          2001    125,000     0           --         25,000           --
  Operations                 2000    125,000     0           --         90,000           --

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                NUMBER OF SECURITIES
                                                                                REMAINING AVAILABLE
                                                                                FOR FUTURE ISSUANCE
                                  NUMBER OF SECURITIES                              UNDER EQUITY
                                   TO BE ISSUED UPON       WEIGHTED-AVERAGE      COMPENSATION PLANS
                                      EXERCISE OF         EXERCISE PRICE OF          (EXCLUDING
                                  OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED
PLAN CATEGORY                     WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       IN COLUMN (A))
-------------                     --------------------   --------------------   --------------------
                                          (A)                    (B)                    (C)
Equity Compensation Plans
  Approved by Security
  Holders.......................       5,008,950                $1.79                3,928,590
Equity Compensation Plans Not
  Approved by Security
  Holders.......................               0                    0                        0
                                       ---------                -----                ---------
     Total:.....................       5,008,950                $1.79                3,928,590
                                       =========                =====                =========

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

                                                                AMOUNT       PERCENT
NAME OF BENEFICIAL OWNER                                       OWNED(1)      OF CLASS
------------------------                                      ----------     --------
Galen Partners III, L.P. ...................................  33,402,140(2)    61.8%
  610 Fifth Avenue, 5th Floor
  New York, New York 10020
Galen Partners International III, L.P.......................   3,416,559(3)    14.0%
  610 Fifth Avenue, 5th Floor
  New York, New York 10020
Oracle Strategic Partners, L.P..............................   9,262,797(4)    34.8%
  712 Fifth Ave, 45th Floor
  New York, New York 10019
Care Capital Investments II, LP.............................  14,705,882(5)    41.2%
  c/o Care Capital, L.L.C.
  Princeton Overlook One
  100 Overlook Center, Suite 102
  Princeton, New Jersey 08540

                                                                AMOUNT       PERCENT
NAME OF BENEFICIAL OWNER                                       OWNED(1)      OF CLASS
------------------------                                      ----------     --------
Essex Woodlands Health Ventures V, L.P......................  14,705,882(6)    41.2%
  c/o Essex Woodlands Health Ventures V, L.L.C.
  190 South LaSalle Street, Suite 2800
  Chicago, Illinois 60603
Watson Pharmaceuticals, Inc.................................  10,700,665(7)    33.7%
  311 Bonnie Circle
  Corona, California 92880
Dennis Adams................................................   2,317,230(8)    10.4%
  c/o Delaware Investment Advisors
  One Commerce Square
  Philadelphia, Pennsylvania 19103
Hemant K. Shah and Varsha H. Shah...........................   1,748,403(9)     8.0%
  29 Christy Drive
  Warren, New Jersey 07059
Bernard Selz................................................     872,957(10)    4.1%
  c/o Furman Selz
  230 Park Avenue
  New York, New York 10069
Michael and Susan Weisbrot..................................   1,491,714(11)    6.9%
  1136 Rock Creek Road
  Gladwyne, Pennsylvania 19035
Michael K. Reicher..........................................   1,559,074(12)    6.9%
William Skelly..............................................     200,000(13)      *
Bruce F. Wesson.............................................          --          *
Srini Conjeevaram...........................................          --          *
Alan J. Smith...............................................     108,530(14)      *
William A. Sumner...........................................      50,000(15)      *
Zubeen Shroff...............................................          --          *
Peter A. Clemens............................................     722,294(16)    3.3%
Joel D. Liffmann............................................          --          *
Jerry Karabelas.............................................          --          *
Immanuel Thangaraj..........................................          --          *
Phyllis Lambridis...........................................      56,250(17)      *
James Emigh.................................................     154,750(18)      *
All Directors and Officers as a Group (17 persons)..........   3,097,008(19)     13%

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

     (c) Exhibits

     The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

EXHIBIT
NUMBER                                DOCUMENT
-------                               --------
  3.1       Certificate of Incorporation and amendments (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on 10-K for the year ended December 31, 1999).
  3.2       Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1993).
  3.3       Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report Form 10-K for the year
            ended December 31, 1998 (the "1998 Form 10-K")).
  4.1       Form of 5% Convertible Senior Secured Debenture
            (incorporated by reference to Exhibit 4.1 to the
            Registrant's Current Report on Form 8-K dated December 20,
            2002 (the "December 2002 Form 8-K")).
 10.1       Credit Agreement, dated as of December 22, 1992, among the
            Registrant and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1992
            (the "1992 Form 10-K")).
 10.2       Amendment Two, dated as of January 12, 1994, to Credit
            Agreement among the Registrant and The Chase Manhattan Bank,
            N.A., together with forms of Stock Warrant and Registration
            Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K")).
 10.3       Amendment Three, dated as of May 31, 1994, to Credit
            Agreement among the Registrant and The Chase Manhattan Bank,
            N.A. (incorporated by reference to Exhibit 6(a) to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).
 10.4       Amendment Four, dated as of July 1994, to Credit Agreement among the Registrant and The Chase Manhattan Bank, N.A.
            (incorporated by reference to Exhibit 6(a) to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
 10.5       Amendment Five, dated as of March 21, 1995, to Credit
            Agreement among the Registrant and The Chase Manhattan Bank,
            N.A. (incorporated by reference to Exhibit 10.7 to the
            Registrant's Current Report on Form 8-K dated March 21, 1995
            (the "March 8-K")).
 10.5(1)    Form of Warrants issued to The Bank of New York, The Chase
            Manhattan Bank, N.A. and the Israel Discount Bank
            (incorporated by reference to Exhibit 10.5(i) to the
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1995 (the "1995 Form 10-K")).
 10.5(2)    Letter Agreement, dated July 10, 1995, among Halsey Drug
            Co., Inc., The Chase Manhattan Bank, N.A., The Bank of New
            York and Israel Discount Bank of New York (incorporated by reference to Exhibit 6(a) to the Registrant's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1995 (the
            "June 10-Q")).
 10.5(3)    Letter Agreement, dated November 16, 1995, among Halsey Drug
            Co., Inc., The Chase Manhattan Bank, N.A., The Bank of New
            York and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.25(iv) to the 1995 10-K).
 10.5(4)    Amendment 6, dated as of August 6, 1996, to Credit Agreement among Halsey Drug Co., Inc., The Chase Manhattan Bank, N.A.,
            The Bank of New York and Israel Discount Bank of New York
            (incorporated by reference to Exhibit 10.1 to Amendment No.
            1 to the Registrant's Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1996 (the "June 1996 10-Q").
 10.5(5)    Letter Agreement, dated March 25, 1997 among Halsey Drug
            Co., Inc., The Chase Manhattan Bank, as successor in
            interest to The Chase Manhattan Bank (National Association),
            The Bank of New York and Israel Discount Bank.
 10.6       Agreement Regarding Release of Security Interests dated as of March 21, 1995 by and among the Company, Mallinckrodt
            Chemical Acquisition, Inc. and The Chase Manhattan Bank,
            N.A. (incorporated by reference to Exhibit 10.9 of the March
            8-K).
 10.7       Consulting Agreement dated as of September, 1993 between the
            Registrant and Joseph F. Limongelli (incorporated by
            reference to Exhibit 10.6 to the 1993 Form 10-K).

EXHIBIT
NUMBER                                DOCUMENT
-------                               --------
 10.8       Employment Agreement, dated as of January 1, 1993, between the Registrant and Rosendo Ferran (incorporated by reference to Exhibit 10.2 to the 1992 Form 10-K).
 10.10(1)   Halsey Drug Co., Inc. 1984 Stock Option Plan, as amended
            (incorporated by reference to Exhibit 10.3 to the 1992 Form
            10-K).
 10.10(2)   Halsey Drug Co., Inc. 1995 Stock Option and Restricted Stock
            Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File
            No. 33-98396).
 10.10(3)   Halsey Drug Co., Inc. Non-Employee Director Stock Option
            Plan.
 10.11      Leases, effective February 13, 1989 and January 1, 1990,
            respectively, among the Registrant and Milton J. Ackerman,
            Sue Ackerman, Lee Hinderstein, Thelma Hinderstein and
            Marilyn Weiss (incorporated by reference to Exhibits 10.6
            and 10.7, respectively, to the Registrant's Annual Report on
            Form 10-K for the year ended December 31, 1989).
 10.12      Lease, effective as of April 15, 1988, among the Registrant and Milton J. Ackerman, Sue Ackerman, Lee Hinderstein,
            Thelma Hinderstein and Marilyn Weiss, and Rider thereto
            (incorporated by reference to Exhibit 10.12 to the
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1987).
 10.12(l)   Lease, as of October 31, 1994, among Registrant and Milton
            J. Ackerman, Sue Ackerman, Lee Hinderstein, Thelma
            Hinderstein and Marilyn Weiss, together with Modification,
            Consolidation and Extension Agreement (incorporated by
            reference to Exhibit 10.12(i) to the 1995 Form 10-K).
 10.13      Asset Purchase Agreement dated as of March 21, 1995 among
            Mallinckrodt Chemical Acquisition, Inc. ("Acquisition"),
            Mallinckrodt Chemical, Inc., as guarantor and the Registrant
            (incorporated by reference to Exhibit 10.1 to the March
            8-K).
 10.14      Toll Manufacturing Agreement for APAP/Oxycodone Tablets
            dated as of March 21, 1995 between Acquisition and the
            Registrant (incorporated by reference to Exhibit 10.2 to the
            March 8-K).
 10.15      Capsule ANDA Option Agreement dated as of March 21, 1995
            between Acquisition and the Registrant (incorporated by
            reference to Exhibit 10.3 to the March 8-K).
 10.16      Tablet ANDA Noncompetition Agreement dated as of March 21,
            1995 between the Registrant and Acquisition (incorporated by reference to Exhibit 10.4 to the March 8-K).
 10.17      Subordinated Non-Negotiable Promissory Term Note in the
            amount of $1,200,00 dated March 21, 1995 issued by the
            Registrant to Acquisition (incorporated by reference to
            Exhibit 10.5 to the March 8-K).
 10.18      Term Note Security Agreement dated as of March 21, 1995
            among the Company, Houba, Inc. and Acquisition (incorporated by reference to Exhibit 10.6 to the March 8-K).
 10.19      Amendment dated March 21, 1995 to Subordination Agreement
            dated as of July 21, 1994 between Mallinckrodt Chemical,
            Inc., Mallinckrodt Chemical Acquisition, Inc., the
            Registrant, The Chase Manhattan Bank (National Association),
            Israel Discount Bank of New York, The Bank of New York, and
            The Chase Manhattan Bank (National Association)
            (incorporated by reference to Exhibit 10.8 to the March
            8-K).
 10.20      Agreement dated as of March 30, 1995 between the Registrant and Zatpack, Inc. (incorporated by reference to Exhibit
            10.10 to the March 8-K).
 10.21      Waiver and Termination Agreement dated as of March 30, 1995 between Zuellig Group, W.A., Inc. and Indiana Fine Chemicals
            Corporation (incorporated by reference to Exhibit 10.11 to the March 8-K).
 10.22      Convertible Subordinated Note of the Registrant dated
            December 1, 1994 issued to Zatpack, Inc. (incorporated by
            reference to Exhibit 10.12 to the March 8-K).
 10.23      Agreement dated as of March 30, 1995 among the Registrant,
            Indiana Fine Chemicals Corporation, Zuellig Group, N.A.,
            Inc., Houba Inc., Zetapharm, Inc. and Zuellig Botanical,
            Inc. (incorporated by reference to Exhibit 10.13 to the
            March 8-K).

EXHIBIT
NUMBER                                DOCUMENT
-------                               --------
 10.24      Supply Agreement dated as of March 30, 1995 between Houba,
            Inc. and ZetaPharm, Inc. (incorporated by reference to
            Exhibit 10.14 to the March 8-K).
 10.25      Form of 10% Convertible Subordinated Debenture (incorporated by reference to Exhibit 6(a) to the June 10-Q).
 10.26      Form of Redeemable Common Stock Purchase Warrant
            (incorporated by reference to Exhibit 6(a) to the June
            10-Q).
 10.27      Form of 10% Convertible Subordinated Debenture (incorporated by reference to Exhibit 4.1 to the Registrant's Current
            Report on Form 8-K dated December 4, 1995 (the "December
            8-K")).
 10.28      Form of Redeemable Common Stock Purchase Warrant
            (incorporated by reference to Exhibit 4.2 to the December
            8-K).
 10.29      Form of 10% Convertible Subordinated Debenture (incorporated by reference to Exhibit 99 to the June 1996 10-Q).
 10.30      Form of Redeemable Common Stock Purchase Warrant
            (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the June 1996 10-Q).
 10.31      Form of 5% Convertible Senior Secured Debenture
            (incorporated by reference to Exhibit 4.1 to the
            Registrant's Current Report on Form 8-K dated March 24, 1998
            (the "March 1998 8-K")).
 10.32      Form of Common Stock Purchase Warrant (incorporated by
            reference to Exhibit 4.2 to the March 1998 8-K).
 10.33      Debenture and Warrant Purchase Agreement dated March 10,
            1998, by and among the Registrant, Galen Partners III, L.P.
            and the other Purchasers listed on the Signature Page
            thereto (incorporated by reference to Exhibit 10.1 to the
            March 1998 8-K).
 10.34      Form of General Security Agreement of Halsey Drug Co., Inc.
            dated March 10, 1998 (incorporated by reference to Exhibit
            10.2 to the March 1998 8-K).
 10.35      Form of Agreement of Guaranty of Subsidiaries of Halsey Drug
            Co., Inc. dated March 10, 1998 (incorporated by reference to
            Exhibit 10.3 to the March 1998 8-K).
 10.36      Form of Guarantor General Security Agreement dated March 10,
            1998 (incorporated by reference to Exhibit 10.4 to the March
            1998 8-K).
 10.37      Stock Pledge Agreement dated March 10, 1998 by and between the Registrant and Galen Partners III, L.P., as agent
            (incorporated by reference to Exhibit 10.5 to the March 1998
            8-K).
 10.38      Form of Irrevocable Proxy Agreement (incorporated by
            reference to Exhibit 10.6 to the March 1998 8-K).
 10.39      Agency Letter Agreement dated March 10, 1998 by and among
            the Purchasers a party to the Debenture and Warrant Purchase
            Agreement, dated March 10, 1998 (incorporated by reference to Exhibit 10.7 to the March 1998 8-K).
 10.40      Press Release of Registrant dated March 13, 1998
            (incorporated by reference to Exhibit 99.1 to the March 1998
            8-K).
 10.41      Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 24, 1998.
 10.42      Letter Agreement between the Registrant and the U.S.
            Department of Justice dated March 27, 1998 relating to the restructuring of the fine assessed by the Department of
            Justice under the Plea Agreement dated June 21, 1993.
 10.43      Employment Agreement dated as of March 10, 1998 between the
            Registrant and Michael K. Reicher (incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report of Form
            10-K for the year ended December 31, 1997 (the "1997 Form
            10-K")).
 10.44      Employment Agreement dated as of March 10, 1998 between the
            Registrant and Peter Clemens (incorporated by reference to
            Exhibit 10.44 to the 1997 Form 10-K.

EXHIBIT
NUMBER                                DOCUMENT
-------                               --------
 10.45      Amended, Restated and Consolidated Bridge Loan Agreement
            dated as of December 2, 1998 between the Company, Galen
            Partners III, L.P., Galen Partners International III, L.P.,
            Galen Employee Fund III, L.P. and the other signatures
            thereto (incorporated by reference to Exhibit 10.45 to the
            1998 Form 10-K).
 10.46      First Amendment to Amended, Restated and Consolidated Bridge
            Loan Agreement dated December 7, 1998 between the Company
            and the lenders listed on the signature page thereto
            (incorporated by reference to Exhibit 10.46 to the 1998 Form
            10-K).
 10.47      Second Amendment to Amended, Restated and Consolidated
            Bridge Loan Agreement dated March 8, 1999 between the
            Company and the lenders listed on the signature page thereto
            (incorporated by reference to Exhibit 10.47 to the 1998 Form
            10-K).
 10.48      Form of 10% Convertible Secured Note due May 30, 1999
            (incorporated by reference to Exhibit 10.48 to the 1998 Form
            10-K).
 10.49      Form of Common Stock Purchase Warrant issued pursuant to be
            Amended, Restated and Consolidated Bridge Loan Agreement
            (incorporated by reference to Exhibit 10.49 to the 1998 Form
            10-K).
 10.50      Amended and Restated General Security Agreement dated
            December 2, 1998 between the Company and Galen Partners III,
            L.P., as Agent (incorporated by reference to Exhibit 10.50 to the 1998 Form 10-K).
 10.51      Subordination Agreement dated December 2, 1998 between the
            Registrant and Galen Partners III, L.P., as Agent
            (incorporated by reference to Exhibit 10.51 to the 1998 Form
            10-K).
 10.52      Agency Letter Agreement dated December 2, 1998 by and among the lenders a party to the Amended, Restated and
            Consolidated Bridge Loan Agreement, as amended (incorporated by reference to Exhibit 10.52 to the 1998 Form 10-K).
 10.53      Lease Agreement dated March 17, 1999 between the Registrant and Par Pharmaceuticals, Inc. (incorporated by reference to
            Exhibit 10.53 to the 1998 Form 10-K).
 10.54      Lease Agreement dated September 1, 1998 between the
            Registrant and Crimson Ridge Partners (incorporated by
            reference to Exhibit 10.54 to the 1998 Form 10-K).
 10.55      Manufacturing and Supply Agreement dated March 17, 1999
            between the Registrant and Par Pharmaceuticals, Inc.
            (incorporated by reference to Exhibit 10.55 to the 1998 Form
            10-K).
 10.56      Halsey Drug Co., Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.56 to the 1998 Form 10-K).
 10.57      Loan Agreement dated March 29, 2000 between the Registrant and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant's Current Report on Form
            8-K dated March 29, 2000 (the "March 2000 8-K")).+
 10.58      Amendment to Loan Agreement dated March 31, 2000 between the
            Registrant and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.58 to the March 2000 8-K).
 10.59      Secured Promissory Note in the principal amount of
            $17,500,000 issued by the Registrant, as the maker, in favor of Watson Pharmaceuticals, Inc. dated March 31, 2000
            (incorporated by reference to Exhibit 10.59 to the March
            2000 8-K).
 10.60      Watson Security Agreement dated March 29, 2000 between the
            Registrant and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to the March 2000 8-K).
 10.61      Stock Pledge Agreement dated March 29, 2000 between the
            Registrant and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.61 to the March 2000 8-K).
 10.62      Watson Guarantee dated March 29, 2000 between Houba, Inc.
            and Watson Pharmaceuticals, Inc., as the guarantors, in
            favor of Watson Pharmaceuticals, Inc. (incorporated by
            reference to Exhibit 10.62 to the March 2000 8-K).
 10.63      Watson's Guarantors Security Agreement dated March 29, 2000 between Halsey Pharmaceuticals, Inc., Houba, Inc. and Watson
            Pharmaceuticals, Inc. (incorporated by reference to Exhibit
            10.63 to the March 2000 8-K).

EXHIBIT
NUMBER                                DOCUMENT
-------                               --------
 10.64      Subordination Agreement dated March 29, 2000 by and among
            the Registrant, Watson Pharmaceuticals, Inc. and the holders of the Registrant's outstanding 5% convertible debentures
            due March 10, 2003. (incorporated by reference to Exhibit
            10.64 to the March 2000 8-K).+
 10.65      Real Estate Mortgage dated March 29, 2000 between Houba,
            Inc. and Watson Pharmaceuticals, Inc. (incorporated by
            reference to Exhibit 10.65 to the March 2000 8-K).
 10.66      Subordination Agreement by and among Houba, Inc., Galen
            Partners, III, L.P., Oracle Strategic Partners, L.P. and
            Watson Pharmaceuticals, Inc. (incorporated by reference to
            Exhibit 10.66 to the March 2000 8-K).
 10.67      Product Purchase Agreement dated March 29, 2000 between the
            Registrant and Watson Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.67 to the March, 2000 8-K).+
 10.68      Finished Goods Supply Agreement dated March 29, 2000 between the Registrant and Watson Pharmaceuticals, Inc.
            (incorporated by reference to Exhibit 10.68 to the March
            2000 8-K).+
 10.69      Active Ingredient Supply Agreement dated March 29, 2000
            between the Registrant and Watson Pharmaceuticals, Inc.
            (incorporated by reference to Exhibit 10.69 to the March
            2000 8-K).+
 10.70      Right of First Negotiation Agreement dated March 29, 2000
            between the Registrant and Watson Pharmaceuticals, Inc.
            (incorporated by reference to Exhibit 10.70 to the March
            2000 8-K).+
 10.71      Finished Goods Supply Agreement (Core Products) dated March
            29, 2000 between the Registrant and Watson Pharmaceuticals,
            Inc. (incorporated by reference to Exhibit 10.71 to the
            March 2000 8-K).+
 10.72      Debenture and Warrant Purchase Agreement dated May 26, 1999 by and among the Registrant, Oracle Strategic Partners, L.P.
            and the other purchasers listed on the signature page
            thereto (the "Oracle Purchase Agreement") (incorporated by reference to Exhibit 10.72 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
 10.73      Form of 5% Convertible Senior Secured Debenture issued
            pursuant to the Oracle Purchase Agreement (incorporated by reference to Exhibit 10.73 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
 10.74      Form of Common Stock Purchase Warrant issued pursuant to the
            Oracle Purchase Agreement (incorporated by reference to
            Exhibit 10.74 to the Registrant's Annual Report on Form 10-K
            for the year ended December 31, 1999).
 10.75      Lease Termination and Settlement Agreement dated March 20,
            2000 between the Registrant and Atlantic Properties Company in respect of the Registrant's Brooklyn, New York leased
            facility (incorporated by reference to Exhibit 10.75 to the
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1999).
 10.76      Debenture Purchase Agreement dated December 20, 2002 by and among Halsey Drug Co., Inc., Care Capital Investments II,
            LP, Essex Woodlands Health Ventures V, L.P. and the other
            purchasers listed on the signature page thereto (the "2002
            Debentureholders") (incorporated by reference to Exhibit
            10.1 to the December 2002 Form 8-K).
 10.77      Form of General Security Agreement dated December 20, 2002 between the Registrant and the 2002 Debentureholders
            (incorporated by reference to Exhibit 10.2 to the December
            2002 Form 8-K).
 10.78      Form of Agreement of Guaranty of Subsidiaries of Halsey Drug
            Co., Inc. dated December 20, 2002 between Houba, Inc.,
            Halsey Pharmaceuticals, Inc. and the 2002 Debentureholders
            (incorporated by reference to Exhibit 10.3 to the December
            2002 Form 8-K).
 10.79      Form of Guarantor General Security Agreement between the
            Guarantors and the 2002 Debentureholders dated December 20,
            2002 (incorporated by reference to Exhibit 10.4 to the
            December 2002 Form 8-K).

EXHIBIT
NUMBER                                DOCUMENT
-------                               --------
 10.80      Stock Pledge Agreement dated December 20, 2002 by and
            between Halsey Drug Co., Inc. and Galen Partners III, L.P., as agent (incorporated by reference to Exhibit 10.5 to the
            December 2002 Form 8-K).
 10.81      Voting Agreement dated December 20, 2002 (incorporated by
            reference to Exhibit 10.6 to the December 2002 Form 8-K).
 10.82      Debentureholders Agreement dated December 20, 2002
            (incorporated by reference to Exhibit 10.7 to the December
            2002 Form 8-K).
 10.83      Amendment to Debenture and Warrant Purchase Agreement
            between Halsey Drug Co., Inc., Galen Partners III, L.P. and other signatories thereto, dated December 20, 2002, amending the Debenture and Warrant Purchase Agreement dated March 10,
            1998 between the Company, Galen Partners III, L.P. and the other signatories thereto (incorporated by reference to
            Exhibit 10.8 to the December 2002 Form 8-K).
 10.84      Amendment to Debenture and Warrant Purchase Agreement
            between Halsey Drug Co., Inc., Oracle Strategic Partners,
            L.P. and the other signatories thereto, dated December 20,
            2002, amending the Debenture and Warrant Purchase Agreement dated May 26, 1999 between the Company, Oracle Strategic
            Partners, L.P. and the other signatories thereto
            (incorporated by reference to Exhibit 10.9 to the December
            2002 Form 8-K).
 10.85      Amended and Restated 5% Convertible Senior Secured Debenture
            due March 31, 2006 (incorporated by reference to Exhibit
            10.10 to the December 2002 Form 8-K).
 10.86      Second Amendment to Loan Agreement dated December 20, 2002, between Halsey Drug Co., Inc. and Watson Pharmaceuticals,
            Inc., amending the Loan Agreement dated March 29, 2000
            between Halsey Drug Co., Inc. and Watson Pharmaceuticals,
            Inc. (incorporated by reference to Exhibit 10.11 to the
            December 2002 Form 8-K).
 10.87      Amended and Restated Secured Promissory Note dated December
            20, 2002, issued by Halsey Drug Co., Inc. in favor of Watson
            Pharmaceuticals, Inc. in the principal amount $17,500,000
            (incorporated by reference to Exhibit 10.12 to the December
            2002 Form 8-K).
 10.88      Second Amendment to Finished Goods Supply Agreement (Core
            Products) dated December 20, 2002, between Halsey Drug Co.,
            Inc. and Watson Pharmaceuticals, Inc. amending the Finished
            Goods Supply Agreement (Core Products) dated March 29, 2000
            2008 (incorporated by reference to Exhibit 10.13 to the
            December 2002 Form 8-K).
 10.89      Watson Common Stock Purchase Warrant dated December 20, 2002
            (incorporated by reference to Exhibit 10.14 to the December
            2002 Form 8-K).
 10.90      Registration Rights Agreement dated December 20, 2002
            (incorporated by reference to Exhibit 10.15 to the December
            2002 Form 8-K).
 10.91      Warrant Recapitalization Agreement dated December 20, 2002
            (incorporated by reference to Exhibit 10.15 to the December
            2002 Form 8-K).
 21         Subsidiaries of the Registrant (incorporated by reference to
            Exhibit 22 to the 1993 Form 10-K).
*23.1       Consent of Grant Thornton LLP, independent certified public accountants.
*31.1       Certification of Periodic Report by Chief Executive Officer
            pursuant to Rule 13a-14 and 15d-14 of the Securities
            Exchange Act of 1934.
*31.2       Certification of Periodic Report by Chief Financial Officer
            pursuant to Rule 13a-14 and 15d-14 of the Securities
            Exchange Act of 1934.
*32.1       Certification of Periodic Report by Chief Executive Officer
            pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2       Certification of Periodic Report by Chief Financial Officer
            pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          HALSEY DRUG CO., INC.

                                          By:     /s/ ANDREW D. REDDICK
                                            ------------------------------------
                                                     Andrew D. Reddick,
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Date: October 14, 2003

                         INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                              -----------
Report of Independent Certified Public Accountants..........          F-2
Consolidated Balance Sheets.................................          F-3
Consolidated Statements of Operations.......................          F-4
Consolidated Statement of Stockholders' Equity (Deficit)....          F-5
Consolidated Statements of Cash Flows.......................    F-6 - F-8
Notes to Consolidated Financial Statements..................   F-9 - F-30
Schedule II -- Valuation and Qualifying Accounts............         F-31

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

                                          GRANT THORNTON LLP

New York, New York
February 26, 2003, except for Note B, as to which the date is May 5, 2003

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CURRENT ASSETS
  Cash......................................................  $   9,211   $     442
  Accounts receivable -- trade, net of allowances of $14 and
     $347 in 2002 and 2001, respectively....................        610         367
  Inventories...............................................      2,285       2,729
  Prepaid expenses and other current assets.................        394         238
                                                              ---------   ---------
     Total current assets...................................     12,500       3,776
PROPERTY, PLANT AND EQUIPMENT, NET..........................      5,367       5,998
DEFERRED PRIVATE OFFERING COSTS, net of accumulated
  amortization of $9 and $1,471 in 2002 and 2001,
  respectively..............................................      1,032         672
OTHER ASSETS AND DEPOSITS...................................        465         623
                                                              ---------   ---------
                                                              $  19,364   $  11,069
                                                              =========   =========

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
CURRENT LIABILITIES
  Current maturities of notes payable and capital lease
     obligations............................................   $      33     $   2,568
  Accounts payable..........................................       3,119         2,979
  Accrued expenses..........................................       3,115         6,205
  Department of Justice settlement..........................         300           300
                                                               ---------     ---------
     Total current liabilities..............................       6,567        12,052
TERM NOTE PAYABLE...........................................      21,401        17,500
CONVERTIBLE SUBORDINATED DEBENTURES.........................      77,118        48,534
  Less: debt discount.......................................     (73,955)       (2,355)
                                                               ---------     ---------
                                                                   3,163        46,179
CAPITAL LEASE OBLIGATIONS...................................          40            --
DEPARTMENT OF JUSTICE SETTLEMENT............................         461           774
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT) Common stock -- $.01 par
  value; authorized, 80,000 shares; issued and outstanding,
  21,035 shares and 15,065 shares in 2002 and 2001,
  respectively..............................................         211           151
  Additional paid-in capital................................     148,611        35,914
  Accumulated deficit.......................................    (161,090)     (101,501)
                                                               ---------     ---------
                                                                 (12,268)      (65,436)
                                                               ---------     ---------
                                                               $  19,364     $  11,069
                                                               =========     =========

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Product sales...............................................   $  8,205      $  8,429      $ 15,223
Product development revenues................................         --         8,500         5,000
                                                               --------      --------      --------
     Net product revenues...................................      8,205        16,929        20,223
Operating costs
  Cost of manufacturing.....................................     12,535        14,857        18,743
  Research and development..................................      1,517         1,327         1,821
  Selling, general and administrative expenses..............      7,216         6,616         6,208
  Plant shutdown costs......................................       (126)           68            53
                                                               --------      --------      --------
     Loss from operations...................................    (12,937)       (5,939)       (6,602)
Other income (expense)
  Interest expense..........................................     (4,728)       (3,913)       (3,699)
  Interest income...........................................         15            69           662
  Amortization of deferred debt discount and private
     offering costs.........................................    (12,558)       (2,591)       (2,448)
  Loss on extinguishment of debt............................    (28,415)           --            --
  Investment in joint venture...............................         --          (202)          (57)
  Other income (expense)....................................       (966)           13           101
                                                               --------      --------      --------
Loss before income tax benefit..............................    (59,589)      (12,563)      (12,043)
  Income tax benefit........................................         --            --           389
                                                               --------      --------      --------
     NET LOSS...............................................   $(59,589)     $(12,563)     $(11,654)
                                                               ========      ========      ========
Basic and diluted loss per common share.....................   $  (3.90)     $   (.84)     $   (.80)
                                                               ========      ========      ========
Weighted average number of outstanding shares...............     15,262        15,021        14,503
                                                               ========      ========      ========

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                              YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                    ----------------------------------------------------------------
                                     COMMON STOCK,
                                    $.01 PAR VALUE    ADDITIONAL                 TREASURY
                                    ---------------    PAID-IN     ACCUMULATED    STOCK,
                                    SHARES   AMOUNT    CAPITAL       DEFICIT     AT COST     TOTAL
                                    ------   ------   ----------   -----------   --------   --------
                                                           (IN THOUSANDS)
Balance at January 1, 2000........  14,830    $148     $ 35,751     $ (77,284)    $(989)    $(42,374)
Issuance of shares in payment of
  interest........................      90       1          251                                  252
Conversion of debentures..........       9                   12                                   12
Deferred private issuance costs...                          125                                  125
Issuance of shares in payment of
  legal fees......................      12                   15                                   15
Issuance of shares in payment of
  accounts payable................      20                   23                                   23
Reissuance of treasury stock......                         (737)                    989          252
Net loss for the year ended
  December 31, 2000...............                                    (11,654)               (11,654)
                                    ------    ----     --------     ---------     -----     --------
Balance at December 31, 2000......  14,961     149       35,440       (88,938)       --      (53,349)
Issuance of shares in payment of
  interest........................      52       1           69                                   70
Exercise of stock options.........      52       1           95                                   96
Issuance of warrants in connection
  with debt.......................                          310                                  310
Net loss for the year ended
  December 31, 2001...............                                    (12,563)               (12,563)
                                    ------    ----     --------     ---------     -----     --------
Balance at December 31, 2001......  15,065     151       35,914      (101,501)       --      (65,436)
Issuance of common stock in
  exchange for warrants...........   5,970      60        2,222                                2,282
Intrinsic value of beneficial
  conversion features in
  connection with debentures (Note
  H)..............................                       74,619                               74,619
Issuance of warrant in connection
  with extension of maturity date
  of term loan (Note I(a))........                       11,985                               11,985
Issuance of warrants in connection
  with bridge loans (Note I(b))...                        5,115                                5,115
Intrinsic value of beneficial
  conversion features in
  connection with issuance of
  bridge loans (Note I(b))........                        3,745                                3,745
Modification of terms of existing
  warrants........................                       15,011                               15,011
Net loss for the year ended
  December 31, 2002...............                                    (59,589)               (59,589)
                                    ------    ----     --------     ---------     -----     --------
BALANCE AT DECEMBER 31, 2002......  21,035    $211     $148,611     $(161,090)    $  --     $(12,268)
                                    ======    ====     ========     =========     =====     ========

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Cash flows from operating activities
  Net loss..................................................  $(59,589)   $(12,563)   $(11,654)
                                                              --------    --------    --------
  Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization..........................       835         861         644
     Amortization of deferred debt discount and private
       offering costs.......................................    12,558       2,591       2,448
     Amortization of deferred product acquisition costs.....        37          35          61
     Provision for losses on accounts receivable............       101         318         129
     (Gain) loss on disposal of assets......................        28          68         (93)
     Common stock issued for legal expense..................        --          --          15
     Common stock issued for trade payables.................        --          --          23
     Debentures and stock issued for interest expense.......     2,191       2,154       1,858
     Loss on debt extinguishment............................    28,415          --          --
     Changes in the fair value of warrants due to
       modification of terms................................       863          --          --
     Write-down of investment in affiliate..................        --         202          57
     Changes in assets and liabilities
       Accounts Receivable..................................    (2,170)       (382)       (906)
       Inventories..........................................       444          40         732
       Prepaid expenses and other current assets............      (156)        952        (809)
       Other assets and deposits............................       121        (174)        (38)
       Accounts payable.....................................       853       2,324         388
       Accrued expenses.....................................     3,010       1,484         474
                                                              --------    --------    --------
     Total adjustments......................................    47,130      10,473       4,983
                                                              --------    --------    --------
     Net cash used in operating activities..................   (12,459)     (2,090)     (6,671)
                                                              --------    --------    --------
Cash flows from investing activities
  Capital expenditures......................................      (287)     (1,544)     (2,962)
  Capital contribution to joint venture.....................        --         (89)       (170)
  Net proceeds from sale of assets..........................        16          28          93
                                                              --------    --------    --------
     Net cash used in investing activities..................      (271)     (1,605)     (3,039)
                                                              --------    --------    --------
Cash flows from financing activities
  Proceeds from issuance of notes payable...................    12,500       7,700      13,800
  Payments to Department of Justice.........................      (313)       (301)       (300)
  Exercise of stock options.................................        --          96          --
  Repayment of debentures...................................        --      (2,200)         --
  Payments on notes payable and capital lease obligations...      (147)     (1,855)     (4,006)
  Proceeds from issuance of convertible subordinated
     debentures.............................................    10,500          --          --
  Reissuance of treasury stock..............................        --          --         252
  Deferred private offering costs...........................    (1,041)         --        (125)
                                                              --------    --------    --------
     Net cash provided by financing activities..............    21,499       3,440       9,621
                                                              --------    --------    --------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...     8,769        (255)        (89)
Cash and cash equivalents at beginning of year..............       442         697         786
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $  9,211    $    442    $    697
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

     Changes in the Company's allowance accounts are as follows:

                                                               2002     2001
                                                              ------   ------
                                                              (IN THOUSANDS)
Beginning balance...........................................  $ 347    $ 315
  Provision for losses on accounts receivable...............    101      402
  Allowances paid...........................................   (434)    (286)
  Recoveries................................................     --      (84)
                                                              -----    -----
Ending balance..............................................  $  14    $ 347
                                                              =====    =====

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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

     9.  Revenue Recognition

     The Company recognizes revenue, net of sales discounts and allowances, when title to the product passes to customers, which occurs upon shipment. The Company established sales provisions for estimated chargebacks, discounts, rebates, returns, pricing adjustments and other sales allowances concurrently with the recognition of revenue. The sales provisions are established based upon consideration of a variety of factors,

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
including, but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, the expected market for the product, estimated customer inventory levels by product, price declines and current and projected economic conditions and levels of competition. Actual product return, chargebacks and other sales allowances incurred are, however, dependent upon future events.

     The Company recognizes revenues from product development arrangements (including non-refundable milestone payments (Note C) when all of four of the following criteria are met: (i) persuasive evidence of an arrangement exists;
(ii) services have been rendered; (iii) the price or revenue to be earned is fixed or determinable; and (iv) collectibility is reasonably assured. As a result, product development revenue has been recognized when the substantive contract milestone requirements, as specified in the individual agreements, have been met, and the Company has no further obligations associated with the milestones. Any cash payments received from the customer in advance of achieving the contract milestone requirements are not recognized as revenue, but deferred until the achievement of the applicable milestones.

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

     15.  Stock-Based Compensation

     The Company has two stock-based employee compensation plans, which are described more fully in Note N. The Company accounts for stock-based compensation using the intrinsic value method in accordance

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

     The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2002          2001          2000
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss, as reported................................   $(59,589)     $(12,563)     $(11,654)
Deduct: Total stock-based employee compensation
  expense determined under fair value-based method
  for all awards.....................................     (1,047)       (1,679)       (2,099)
                                                        --------      --------      --------
Pro forma net loss...................................   $(60,636)     $(14,242)     $(13,753)
                                                        ========      ========      ========
Loss per share:
  Basic and diluted -- as reported...................   $  (3.90)     $   (.84)     $   (.80)
                                                        --------      --------      --------
  Basic and diluted -- pro forma.....................   $  (3.97)     $   (.95)     $   (.95)
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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations as provided for under SFAS No. 148. Accordingly, compensation expense is only recognized when the market value of the Company's stock at the date of the grant exceeds the amount an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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

     Failure to obtain a third party investment or to reach agreement with the Majority 2002 Debentureholders on mutually acceptable terms to fund the Company's capital requirements for 2003 will require the Company (i) to delay or cease the continued development of its licensed technologies and the completion of planned capital expenditures, (ii) to obtain funds through arrangements with third parties on terms that may require the Company to relinquish rights to its licensed technologies, which the Company would otherwise pursue on its own or that would dilute the Company's stockholders, (iii) significantly scale back or terminate operations and/or (iv) seek protection under applicable bankruptcy laws. An extended delay or a cessation of the Company's continuing development efforts related to its opiate synthesis technologies or delays in

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
obtaining required DEA approvals, will have a material adverse effect on the Company's financial condition and results of operations.

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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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

NOTE D -- CARRYING AMOUNT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents and accounts receivable approximates fair value due to the short-term maturities of the instruments. The Company believes that it is not practical to estimate the fair value of its accounts payable based upon the costs that would be incurred to obtain such valuation. The fair value of the Company's short-term and long-term debt approximates the book value based upon the proximity of the issuance of new debt where the cash consideration received equaled the face value of the debt.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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

NOTE G -- ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                                              (IN THOUSANDS)
Interest....................................................  $  988   $1,001
Accrued payroll and payroll taxes...........................     497      177
Professional fees...........................................     388      314
Core Products Supply Agreement advance payments.............      --    3,645
Other.......................................................   1,242    1,068
                                                              ------   ------
                                                              $3,115   $6,205
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

     In May 1999, the Company consummated a private offering of securities for an aggregate purchase price of approximately $17,862,000 (the "Oracle Offering"). The securities issued in the Oracle Offering consisted of 5% Convertible Senior Secured Debentures (the "1999 Debentures") and Common Stock Purchase Warrants (the "1999 Warrants"). The 1999 Debentures had an initial conversion price of $1.404 per share, for an aggregate of up to approximately 12,722,222 shares of the Company's Common Stock. The 1999 Warrants were initially exercisable for an aggregate of approximately 3,608,602 shares of the Company's Common Stock. Of such Warrants, 1,804,301 Warrants were exercisable at $1.404 per share and the remaining 1,804,301 Warrants were exercisable at $2.279 per share. Approximately $7,037,000 of the 1999 Debentures were issued in exchange for the surrender of a like amount of principal and accrued interest outstanding under the Company's convertible promissory notes issued pursuant to various bridge loans received in the aggregate amount of $10,533,000 during the period from August 1998 through and including May 1999 (the "1999 Bridge Loans"). In exchange for the creditors granting extensions on maturity dates of the Company's 1999 Bridge Loans, the Company issued warrants to purchase 1,025,049 shares of the Company's common stock at exercise prices ranging from $1.18 to $2.32. Pursuant to certain provisions contained in the Watson Term Loan (see Note I(a)), certain interest payments on the 1999 Debentures to investors, as agreed, are to be made in the form of additional debentures. As of December 31, 2002 and 2001, the Company has issued additional debentures as payment of accrued interest on the 1999 Debentures of $2,647,000 and $1,718,000, respectively.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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

     The 2002 Purchase Agreement provides that the holders of the 2002 Debentures shall have the right to vote as part of a single class with all holders of the Company's Common Stock on all matters to be voted on by such stockholders. Each 2002 Debenture holder shall have such number of votes as shall equal the number of

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
votes he would have had if such holder converted the entire outstanding principal amount of his 2002 Debenture into shares of Common Stock immediately prior to the record date relating to such vote, provided, however, that any Debentures held by a certain investor shall, for so long as they are held by that investor, have no voting rights.

     As part of the completion of the 2002 Debenture Offering, the Company also amended its term loan agreement with Watson and issued to Watson a common stock purchase warrant for 10,700,665 shares (the "Watson Warrant"). (See Note I(a)). The exercise price of the Watson Warrant is $.34 per share. The fair market value of the Company's Common Stock on December 20, 2002, the date of the closing of the 2002 Purchase Agreement (as calculated in accordance with the definition of fair market value contained in the 1998 Debentures, 1999 Debentures, 1998 Warrants and 1999 Warrants), was $.99 per share. As the conversion price of the 2002 Debentures and exercise price of the Watson Warrant were less than the fair market value of the Company's Common Stock on the date of issuance of the 2002 Debentures, the dilution adjustment provisions contained in each of the 1998 Debentures, 1999 Debentures, 1998 Warrants and 1999 Warrants were triggered. As a result, the conversion price of the 1998 Debentures was reduced from $1.34 per share to $.59 and the conversion price of the 1999 Debentures was reduced from $1.404 per share to $.61. Additionally, the exercise price of the 1998 Warrants was reduced from $1.34 per share to $.59 per share and from $2.16 per share to $.95 per share. The conversion price of the 1999 Warrants was reduced from $1.404 per share to $ .61 per share and from $2.285 per share to $1.00 per share. After giving effect to the Dilution Adjustments, the number of shares issuable upon conversion of the 1998 Debentures and 1999 Debentures has been increased by 41,184,184 shares of Common Stock, from 31,967,120 to 73,151,304 shares. In addition, the number of shares issuable upon exercise of the remaining 1998 Warrants and 1999 Warrants, after taking into effect the Warrant recapitalization, as discussed below, has been increased by 8,023,928 shares, from 5,867,013 to 13,890,941 shares. As a condition of the 2002 Debenture Offering, the maturity date of the 1998 Debentures and 1999 Debentures was extended from March 15, 2003 to March 31, 2006. The Company recorded a charge to earnings, as loss on extinguishments of debt, of $14,148,757 related to an increase in the fair value of the warrants, as calculated using the Black-Scholes option-pricing model, as a result of the modification of terms of the 1998 Warrants and 1999 Warrants.

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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

(i) subordinate to the Company's lien and payment obligations in favor of Watson under the Watson Term Loan, and (ii) senior to the Company's lien and payment obligations in favor of holders of the 1998 and 1999 Debentures.

  WARRANT RECAPITALIZATION

     As part of the completion of the transactions contemplated in the 2002 Purchase Agreement, the Company consummated the terms of a Warrant Recapitalization Agreement dated December 20, 2002 (the "Recapitalization Agreement") between the Company and certain holders of an aggregate of 8,145,736 Common Stock Purchase Warrants issued by the Company (i) pursuant to the 1998 Purchase Agreement (the "1998 Warrants"), (ii) pursuant to the 1999 Purchase Agreement (the "1999 Warrants"), and (iii) pursuant to various bridge loan transactions during the period from 1998 through 2002 (the "Bridge Loan Warrants" and collectively with the 1998 Warrants and 1999 Warrants, the "Recapitalization Warrants"). As part of the closing of the Recapitalization Agreement, the warrant holders surrendered to the Company for cancellation the Recapitalization Warrants in exchange for the issuance of an aggregate of 5,970,083 shares of Common Stock. The Company recorded a charge to earnings, as loss on extinguishment of debt, of $2,282,000, representing the fair value of excess shares of Common Stock granted, related to the warrant recapitalization.

     Certain other outstanding warrant agreements were modified as a result of dilution adjustment provisions contained therein. The Company recorded a charge to earnings, as a component of other income (expense), of $863,000 related to an increase in the fair value of the warrants, as calculated using the Black-Scholes option-pricing model, as a result of the modification of terms.

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
                                                              =======   =======

---------------

(a) In connection with various strategic alliance transactions, Watson advanced $17,500,000 to the Company under a term loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, and carries a floating rate of interest equal to prime plus two

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
    percent and had an original maturity date of March 31, 2003. As part of the Company's 2002 Debenture Offering, the Watson Term Loan was amended to (1) extend the maturity date to March 31, 2006, (2) increase the interest rate to prime plus four and one half percent and (3) increase the principal amount to $21,401,331 to reflect the inclusion of the Core Products Supply Agreement advance payments. The interest rate at December 31, 2002 was 8.75%. In consideration for the extension of the maturity date of the Watson Term Loan, the Company granted the Watson Warrant described in Notes C and
    H. The fair value of the warrant on the date of grant, as calculated using the Black-Scholes option-pricing model, of $11,985,745 was charged to operations on the date of grant as loss on the extinguishment of debt.

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

     At December 20, 2002, total bridge loans and accrued interest outstanding equaled approximately $16,022,000, of which approximately $15,894,000 was surrendered in exchange for the 2002 Debentures and approximately $128,000 was repaid. The total number of warrants issued in connection with these bridge loans was 4,442,643. Under the terms of the warrant agreements the conversion price of each of these warrants was adjusted to $.34 (Note H).

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
                                                      ==========         ====         ====

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

NOTE J -- INCOME TAXES

     Reconciliations between the Federal income tax rate and the Company's effective income tax rate were as follows:

                                                YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------
                                       2002               2001               2000
                                 ----------------    ---------------    ---------------
                                  AMOUNT      %      AMOUNT      %      AMOUNT      %
                                 --------   -----    -------   -----    -------   -----
                                                 (DOLLARS IN THOUSANDS)
Federal statutory rate.........  $(20,260)  (34.0)%  $(4,271)  (34.0)%  $(4,095)  (34.0)%
Loss for which no tax benefit
  was provided.................    20,229    33.9      4,231    33.7      4,045    33.6
Federal tax carryback refund...                                            (389)   (3.4)
Department of Justice
  settlement...................        16      .1         21      .2         26      .2
Other..........................        15      .0         19      .1         24      .2
                                 --------   -----    -------   -----    -------   -----
Actual tax benefit.............  $     --      --%   $    --      --%   $  (389)   (3.4)%
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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

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

     In June 1998, the stockholders of the Company approved the adoption of a stock option and restricted stock purchase plan (the "1998 Option Plan"). The 1998 Option Plan provides for the granting of (i) nonqualified options to purchase the Company's common stock at a price determined by the Stock Option Committee, and (ii) incentive stock options to purchase the Company's common stock at not less than the fair market value on the date of the option grant. All grants of stock options have been at the fair market value on the date of grant. In June 2001, the shareholders of the Company approved a resolution to increase the total number of shares which may be sold pursuant to options and rights granted under the 1998 Option Plan to 8,100,000. No option can be granted under the 1998 Option Plan after April 2008 and no option can be

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
outstanding for more than ten years after its grant. At December 31, 2002, 3,920,383 options are available for grant under the 1998 Option Plan.

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
                                                               =========      =====

     The following table summarizes information concerning currently outstanding and exercisable stock options:

                                        OPTIONS OUTSTANDING
                             -----------------------------------------      OPTIONS EXERCISABLE
                                               WEIGHTED-                 --------------------------
                                 NUMBER         AVERAGE      WEIGHTED-       NUMBER       WEIGHTED-
                             OUTSTANDING AT    REMAINING      AVERAGE    EXERCISABLE AT    AVERAGE
RANGES OF                     DECEMBER 31,    CONTRACTUAL    EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICES                   2002        LIFE (YEARS)     PRICE          2002          PRICE
---------------              --------------   ------------   ---------   --------------   ---------
$ .64-$1.88................    2,766,500          7.66         $1.30       1,362,875        $1.32
2.08-2.50..................    2,193,850          6.10          2.39       1,845,100         2.38
3.02-4.38..................       48,600          7.12          3.31          22,350         3.65
                               ---------          ----         -----       ---------        -----
                               5,008,950          6.97         $1.80       3,320,325        $1.94
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

  LEASE OF CONGERS, NEW YORK FACILITY (BRENNER DRIVE LOCATION)

     Effective March 22, 1999, the Company leased, as sole tenant, a pharmaceutical manufacturing facility located in Congers, New York (the "Brenner Drive Facility") from Par Pharmaceuticals, Inc. ("Par") pursuant to an Agreement to Lease (the "Lease"). The Brenner Drive Facility contains office, warehouse and manufacturing space and is approximately 35,000 square feet. The Lease provides for a term of three years,

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
with a two-year renewal option, and provides for annual fixed rent of $500,000 per year during the primary term of the Lease and $600,000 per year during the option period. The Lease also covers certain manufacturing and related equipment previously used by Par in its operations at the Brenner Drive Facility (the "Leased Equipment"). In connection with the execution of the Lease, the Company and Par entered into a certain Option Agreement pursuant to which the Company may purchase the Brenner Drive Facility and the Leased Equipment at any time during the lease term for $5,000,000. The Company paid $100,000 for the right to exercise the Option Agreement any time during the primary term of three years. In March 2002, the Company paid Par $150,000 to secure the right to exercise the Option Agreement through March 31, 2004.

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

     As of December 31, 2002, the approximate minimum rental commitments under these operating leases are as follows:

                                                                 (IN
                                                              THOUSANDS)
                                                              ----------
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

     During November 2002, the Company entered into an employment contract with a new officer/employee of the Company which covers a two-year period. The contract calls for, among other things: (1) annual salary

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
of $180,000 to be paid over the two-year period, and (2) an aggregate of 400,000 options to purchase the Company's stock at an exercise price of $1.15 per common share that vest evenly over a four-year period. The employment agreement automatically renews for successive one-year periods unless the Company provides 90 days' notice of nonrenewal.

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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

  INDEMNIFICATIONS

     Each of the purchase agreements for the Company's 1998 Debentures, 1999 Debentures and 2002 Debentures contains provisions by which the Company is obligated to indemnify the purchasers of the debentures for any losses, claims, damages, liabilities, obligations, penalties, awards, judgments, expenses or disbursements arising out of or resulting from the breach of any representation, warranty or agreement of the Company related to the purchase of the debentures. These indemnification obligations do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2002, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                       ADDITIONS    ADDITIONS
                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                               ----------   ----------   ----------   ----------   ----------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
  ALLOWANCES -- ACCOUNTS RECEIVABLE.....   $   347      $   101       $   --       $(434)      $    14
                                           =======      =======       ======       =====       =======
  VALUATION ALLOWANCE -- DEFERRED TAX
     ASSETS.............................   $40,948      $26,748       $   --       $  --       $67,696
                                           =======      =======       ======       =====       =======
YEAR ENDED DECEMBER 31, 2001
  Allowances -- accounts receivable.....   $   315      $   402       $   --       $(370)      $   347
                                           =======      =======       ======       =====       =======
  Valuation allowance -- deferred tax
     assets.............................   $35,151      $ 5,797       $   --       $  --       $40,948
                                           =======      =======       ======       =====       =======
YEAR ENDED DECEMBER 31, 2000
  Allowances -- accounts receivable.....   $   425      $    --       $   --       $(110)      $   315
                                           =======      =======       ======       =====       =======
  Valuation allowance -- deferred tax
     assets.............................   $29,404      $ 5,747       $   --       $  --       $35,151
                                           =======      =======       ======       =====       =======