Form 10-Q
period 2003-09-30
HALSEY DRUG CO INC/NEW
filed 2003-11-19
CIK 786947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                  TO
                                    ----------------    ------------

                         COMMISSION FILE NUMBER 1-10113

                                -----------------

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

                                 Yes [X] No [ ]

         As of November 16, 2003 the registrant had 21,601,704 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                      HALSEY DRUG CO., INC. & SUBSIDIARIES

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements
                  Condensed Consolidated Balance Sheets-
                  September 30, 2003 (Unaudited) and December 31, 2002 ...................................     3

                  Condensed Consolidated Statements of
                  Operations (Unaudited) - Nine and three months ended September 30, 2003
                  and September 30, 2002 .................................................................     5

                  Condensed Consolidated Statements of Cash
                  Flows (Unaudited) - Nine months ended September 30, 2003
                  and September 30, 2002 .................................................................     6

                  Consolidated Statement of Stockholders'
                  Deficit (Unaudited) - Nine months ended September 30, 2003 .............................     8

                  Notes to Condensed Consolidated Financial Statements ...................................     9

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................................................    17

Item 4.           Controls and Procedures.................................................................    24

PART II. OTHER INFORMATION

Item 2.           Changes in Securities...................................................................    24
Item 6.           Exhibits and Reports on Form 8-K........................................................    25

SIGNATURES        ........................................................................................    26

CERTIFICATIONS    ........................................................................................    28

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           (UNAUDITED)
                                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                                               2003          2002
                                                                                           -------------  ------------
                                                                                                 (IN THOUSANDS)
ASSETS
CURRENT ASSETS
   Cash .............................................................................        $   889        $ 9,211
   Accounts Receivable - trade, net of
      allowances for doubtful accounts of  $16 and $14
      at September 30, 2003 and December 31, 2002, respectively .....................            553            610
   Inventories ......................................................................          2,638          2,285
   Prepaid expenses and other current assets ........................................            758            394
                                                                                             -------        -------

        Total current assets ........................................................          4,838         12,500

PROPERTY, PLANT & EQUIPMENT, NET ....................................................          6,167          5,367

DEFERRED PRIVATE OFFERING COSTS,
       net of accumulated amortization of $606 and $9
       at September 30, 2003 and December 31, 2002, respectively ....................          1,015          1,032

OTHER ASSETS AND DEPOSITS ...........................................................            366            465
                                                                                             -------        -------

                                                                                             $12,386        $19,364
                                                                                             =======        =======

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (UNAUDITED)
                                                                       SEPTEMBER 30,             DECEMBER 31,
                                                                            2003                     2002
                                                                       ------------              ------------
                                                                          (IN THOUSANDS, EXCEPT  SHARE DATA)
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
TERM NOTE PAYABLE.............................................         $     21,401             $       --
CONVERTIBLE SUBORDINATED DEBENTURES...........................               84,439                     --
  Less: debt discount.........................................              (61,703)                    --
                                                                       ------------             -------------
                                                                             22,736                     --

Current maturities of notes payable and capital lease
     obligations..............................................                   50                        33
   Accounts payable...........................................                2,753                     3,119
   Accrued expenses...........................................                3,929                     3,115
   Department of Justice Settlement...........................                  300                       300
                                                                       ------------              ------------

      Total current liabilities...............................               51,169                     6,567

TERM NOTE PAYABLE.............................................                 --                      21,401

CONVERTIBLE SUBORDINATED DEBENTURES...........................                 --                      77,118
  Less: debt discount.........................................                 --                     (73,955)
                                                                       ------------              ------------
                                                                                                        3,163

CAPITAL LEASE OBLIGATIONS.....................................                  101                        40

DEPARTMENT OF JUSTICE SETTLEMENT..............................                  216                       461

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock - $.01 par value; authorized 80,000,000
      shares; issued and outstanding, 21,224,398 shares
      and 21,035,323 shares at September 30, 2003 and
      December 31, 2002, respectively.........................                  212                       211
   Additional paid-in capital.................................              154,970                   148,611
   Accumulated deficit........................................             (194,282)                 (161,090)
                                                                       ------------              ------------

                                                                            (39,100)                  (12,268)
                                                                       ------------              ------------
                                                                       $     12,386              $     19,364
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

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               SEPTEMBER 30,
                                                                               -------------
                                                     FOR THE NINE MONTHS ENDED            FOR THE THREE MONTHS ENDED
                                                  -------------------------------       -------------------------------
                                                      2003               2002               2003               2002
                                                  ------------       ------------       ------------       ------------
Net product revenues                              $      4,210       $      6,152       $      1,478       $      2,013

Cost of manufacturing                                    7,405              9,372              2,267              3,118
Research and development                                   955              1,161                339                404
Selling, general and administrative expenses             6,114              5,472              2,197              1,957
Plant shutdown costs                                        --               (120)                --                 --
                                                  ------------       ------------       ------------       ------------

   Loss from operations                                (10,264)            (9,733)            (3,325)            (3,466)

Other income (expense)
Interest expense                                        (4,436)            (3,408)            (1,532)            (1,235)
Interest income                                             22                 10                  1                  3
Amortization of deferred debt discount and
   private offering costs                              (18,050)            (7,562)            (6,367)            (3,187)
Other                                                     (464)                 5               (367)                16
                                                  ------------       ------------       ------------       ------------

   NET LOSS                                       $    (33,192)      $    (20,688)      $    (11,590)      $     (7,869)
                                                  ============       ============       ============       ============

Basic and diluted loss per share                  $      (1.57)      $      (1.37)      $      (0.55)      $      (0.52)
                                                  ============       ============       ============       ============

Weighted average number of outstanding shares       21,196,131         15,065,240         21,222,993         15,065,240
                                                  ============       ============       ============       ============

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                                    ------------
                                                                                               2003             2002
                                                                                             --------         --------
                                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
Cash flows from operating activities

Net loss ............................................................................        $(33,192)        $(20,688)
                                                                                             --------         --------

Adjustments to reconcile net loss to net cash
    used in operating activities
   Depreciation and amortization ....................................................             607              641
   Amortization of deferred debt discount and private
   offering costs ...................................................................          18,050            7,562
   Amortization of deferred product acquisition costs ...............................              33               27
   Debentures  for interest .........................................................           2,331            1,633
   Loss on disposal of assets .......................................................              10               12
   Increase in fair value of warrants ...............................................             457               --
   Changes in assets and liabilities
      Accounts receivable ...........................................................          (1,521)          (1,739)
      Inventories ...................................................................            (353)             304
      Prepaid expenses and other current assets .....................................            (364)            (453)
      Other assets and deposits .....................................................              66              140
      Accounts payable ..............................................................             (18)             531
      Accrued expenses ..............................................................           2,056            2,080
                                                                                             --------         --------

       Total adjustments ............................................................          21,354           10,738
                                                                                             --------         --------

    Net cash used in operating activities ...........................................         (11,838)          (9,950)
                                                                                             --------         --------

Cash flows from investing activities

   Capital expenditures .............................................................          (1,306)            (267)
   Net proceeds from sale of assets .................................................              --               16
                                                                                             --------         --------

      Net cash used in investing activities .........................................          (1,306)            (251)
                                                                                             --------         --------

Cash flows from financing activities

   Proceeds from issuance of debentures .............................................           5,100               --
   Proceeds from issuance of notes payable ..........................................              --           10,000
   Payments to Department of Justice ................................................            (245)            (233)
   Payments on notes payable and capital lease obligations ..........................             (33)              --
                                                                                             --------         --------

        Net cash provided by financing activities ...................................           4,822            9,767
                                                                                             --------         --------

   NET DECREASE IN CASH .............................................................          (8,322)            (434)

Cash at beginning of period .........................................................           9,211              442
                                                                                             --------         --------

Cash at end of period ...............................................................        $    889         $      8
                                                                                             ========         ========

Cash paid for interest ..............................................................        $    405         $     32
                                                                                             ========         ========

Supplemental disclosures of noncash investing and financing activities for the nine months ended September 30, 2003:

1. The Company has repaid $1,578 of indebtedness in the form of product deliveries.

2. The Company issued 645,000 warrants with an estimated relative fair value of $581 for the lending commitment in the form of debentures.

3. The Company issued 189,075 shares of common stock upon the conversion of $110 of Debentures.

4.        Equipment financed through capital leases aggregated approximately
          $111.

5. The Company issued 150,000 warrants with an estimated relative fair value of $112 in connection with the termination of an employment agreement.

        The accompanying notes are an integral part of these statements.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                  COMMON STOCK
                                                 $.01 PAR VALUE        ADDITIONAL
                                                 --------------         PAID-IN     ACCUMULATED
                                               SHARES       AMOUNT      CAPITAL       DEFICIT         TOTAL
                                             ----------    --------    ----------   -----------     ----------
Balance January 1, 2003...............       21,035,323    $    211    $ 148,611     $ (161,090)    $  (12,268)

Net loss for the nine
   months ended September 30, 2003....                                                  (33,192)       (33,192)

Conversion of debentures..............          189,075           1          109                           110

Increase in fair value of warrants....                                       457                           457

Issuance of warrants for commitment...                                       581                           581

Issuance of warrants in connection
with the termination of an
employment agreement..................                                       112                           112

Intrinsic value of beneficial
conversion features in connection
with the issuance of subordinated
debentures............................                                     5,100                         5,100
                                             ----------    --------    ---------     ----------     ----------

Balance at September 30, 2003.........       21,224,398    $    212    $ 154,970     $ (194,282)    $  (39,100)
                                             ==========    ========    =========     ==========     ==========

         The accompanying notes are an integral part of this statement.

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY MATTERS

         The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and changes in cash flows for the three and nine months ended September 30, 2003, assuming the Company will continue as a going concern, have been made. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         At September 30, 2003 the Company had cash and cash equivalents of $889,000 as compared to $9,211,000 at December 31, 2002. The Company had a working capital deficit at September 30, 2003 of $46,331,000, after the reclassification of outstanding indebtedness to current as such debt is in default, and an accumulated deficit of $194,282,000. The Company incurred a net loss of $33,192,000 during the nine months ended September 30, 2003.

         On December 20, 2002, the Company consummated a private offering of securities for an approximate aggregate purchase price of $26,394,000 (the "2002 Debenture Offering"). The securities issued in the Offering consisted of 5% convertible senior secured debentures (the "2002 Debentures"). Of the $26,394,000 in 2002 Debentures issued in the 2002 Debenture Offering, approximately $15,894,000 of the 2002 Debentures were issued in exchange for the surrender of a like amount of principal and accrued interest outstanding under Company's 10% convertible promissory notes issued pursuant to various working capital bridge loan transactions with Galen Partners III, L.P., Galen International III, L.P., Galen Employee Fund III, L.P. (collectively, "Galen") and certain other lenders, during the period from August 15, 2001 through and including December 20, 2002. The 2002 Debentures, issued at par, will become due and payable as to principal on March 31, 2006. Interest on the principal amount of the 2002 Debentures, at the rate of 5% per annum, is payable on a quarterly basis. Interest on the 2002 Debentures will be substantially paid by the Company's issuance of a debenture instrument substantial by identical to the 2002 Debentures issued in the 2002 Debenture Offering, in the principal amount equal to the accrued interest for each quarterly period. The 2002 Debentures were issued pursuant to a certain Debenture Purchase Agreement dated December 20, 2002 (the "2002 Debenture Purchase Agreement") by and among the Company, Care Capital Investments II, LP ("Care Capital"), Essex Woodlands Health Ventures V, L.P. ("Essex"), Galen and each of the purchasers listed on the signature page thereto.

         In connection with various strategic alliance transactions with Watson, $17,500,000 was advanced to the Company under a term loan (the "Watson Term Loan"). The Watson Term Loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, and carried a floating rate of interest equal to prime plus two percent and had an original maturity date of March 31, 2003. As part of the Company's 2002 Debenture Offering, the Watson Term Loan was amended to (1) extend the maturity date to March 31, 2006, (2) increase the interest rate to prime plus four and one half percent and (3) increase the principal amount to $21,401,331 to reflect the inclusion of approximately $3.9 million owed by the Company to Watson under the Core Products Supply Agreement between the parties. The interest rate at September 30, 2003 and December 31, 2002 was 8.25% and 8.75%, respectively. In consideration of the amendment to the Watson Term Loan, the Company issued to Watson a common stock purchase warrant ("Watson Warrant") exercisable for 10,700,665 shares of the Company's common stock at an exercise price of $.34 per share. The warrant has a term expiring December 31, 2009. The fair value of the Watson Warrant on the date of grant of $11,985,745, as calculated using the Black-Scholes option-pricing model, was charged to earnings on the date of grant as a loss on the extinguishment of debt. As of September 30, 2003, Watson had advanced to the Company $21,401,331 under the Watson Term Loan, representing the entire amount available under such loan facility.

         As of November 13, 2003 the Company was in default under the Watson Term Loan for failure to pay the interest payment due October 1, 2003. Such default permits Watson to accelerate the indebtedness under the Watson Term Loan and to enforce its rights against the Company's assets, which secure the loan. The Company's default under the Watson Term Loan also results in a default under the terms of the Company's outstanding 1998 Debentures, 1999 Debentures and 2002 Debentures. Such indebtedness has been classified as current liabilities in the accompanying consolidated balance sheet at September 30, 2003. The Company is in active discussions with Watson to restructure the Watson Term Loan and/or satisfy its obligations thereunder. The exercise by Watson or the holders of the Company's outstanding Debentures of their respective rights and remedies under the Watson Term Loan and the Debentures Purchase Agreements would have a material adverse effect on the Company's financial condition and results of operations and could require the Company to seek relief under applicable bankruptcy laws.

         The development and commercialization of active pharmaceutical ingredients ("APIs") and finished dosage products incorporating the Company's opiate synthesis and finished dosage formulation technologies are subject to various factors, many of which are outside the Company's control. Specifically, only a limited portion of such technologies have been tested in laboratory settings, none have been tested in clinical settings, and all of such technologies will need to be successfully scaled up to commercial scale to be commercially viable, of which no assurance can be given. Additionally, the Company must satisfy, and continue to maintain compliance with, the DEA's and FDA's requirements for the maintenance of its controlled substances manufacturing registrations (the "Manufacturing Registration") and the issuance and maintenance of the DEA raw material import registration (the "Import Registration"). The process of seeking the Import Registration and contesting opposition proceedings, as well as the continuing development of the Company's opiate synthesis and finished dosage formulation technologies, are intended to continue through 2004. The Company is currently unable to provide any assurance that such technologies can be scaled up to commercial scale or that they will be commercially viable. Moreover, no assurance can be given that the Company will succeed in obtaining the Import Registration. The Company is committing the majority of its resources, and available capital to the development of the opiate synthesis and finished dosage formulation technologies and to the receipt of the Import Registration. The failure of the Company to successfully develop the opiate synthesis and finished dosage formulation technologies, or to obtain the Import Registration will have a material adverse effect on the Company's operations and financial condition. The Company's cash flow and limited sources of available financing make it uncertain that the Company will have sufficient capital to continue to fund operations or to otherwise complete the development of the opiate synthesis and finished dosage formulation technologies, to obtain required DEA and FDA approvals and to fund the capital improvements necessary for the manufacture of APIs and finished dosage products incorporating such technologies.

         As of November 13, 2003, Care Capital, Essex Woodlands and Galen Partners (collectively, the "Majority 2002 Debentureholders") had collectively advanced an aggregate of $6,600,000 to the Company pursuant to a Letter of Support issued by the Majority 2002 Debentureholders dated May 5, 2003 in order to fund the Company's operating losses and capital requirements (the "Letter of Support Advances"). The Letter of Support Advances were made in accordance with the terms of 2002 Debenture Purchase Agreement resulting in the Company's issuance of 2002 Debentures in an aggregate principal amount of $6,600,000 having a maturity date of March 31, 2006 After giving effect to the Letter of Support Advances made through November 13, 2003, there remains $2,000,000 potentially available for advance to the Company by the Majority 2002 Debentureholders under the Letter of Support. No assurance can be given, however, that all or any portion of the $2 million balance provided for in the Letter of Support will be advanced to the Company by the Majority 2002 Debentureholders.

         The Company believes that, assuming the remaining funding provided under the Letter of Support is advanced to the Company, of which no assurance can be given, such amount, combined with cash flow from operations, will be sufficient to satisfy the Company's working capital requirements only through January 1, 2004. In the event no further advances are made to the Company by the Majority 2002 Debentureholders under the Letter of Support, the Company's current cash position combined with cash flow from operations will be sufficient to fund operations only through December 1, 2003. Except for the potential receipt of the $2,000,000 available under the Letter of Support, the Company has no other available sources of financing to fund continued operating losses and working capital requirements.

Subsequent to September 30, 2003, the Company initiated a restructuring of its operations which includes the closure or divestment of its operation in Congers, New York, the discontinuance of the manufacture and sale of finished dosage generic products and substantially reducing activities at its active ingredient facility in Culver, Indiana. The Company estimates that the restructuring will be completed over the next 50 to 80 days and result in a workforce reduction of approximately 100 employees, leaving approximately 16 employees to be engaged in the Company's research and development activities relating to opiate APIs and finished dosage products incorporating the Company's opiate synthesis and finished dosage formulation technologies. The Company is not able to estimate the amount of any impairment charges related to its restructuring plan including but not limited to, its Fixed Assets, inventory, or other associated costs.

         Although the Company is currently in active discussions with the Majority 2002 Debentureholders to obtain additional financing to fund the restructuring of its operations and to fund the Company's operations during 2004, no assurance can be given that such funding will be provided, or that there is available to the Company other sources of financing in the absence of funding by the Majority 2002 Debentureholders. In the absence of continued funding by the Majority 2002 Debentureholders or an alternative third-party investment, the Company will be required to further scale back or terminate operations, and/or seek protection under applicable bankruptcy laws.

         Even assuming the Company is successful in securing additional sources of financing to fund the Company's operations, there can be assurance that the Company's development efforts relating to its API opiate synthesis or finished dosage formulation technologies will result in commercial scale technologies, or that if such technologies are capable of being scaled up, that they will result in commercially viable products. The Company is also unable to provide any assurance that it will succeed in its application to the DEA for the Import Registration. The Company's failure to scale up and commercialize its API opiate synthesis and finished dosage formulation technologies or to obtain the Import Registration will have a material adverse impact on the Company's financial condition and results of operations.

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

                                                     FOR THE NINE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30
                                                   ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------
                                                               IN THOUSANDS, EXCEPT PER SHARE DATA
Net loss, as reported                              $    (33,192)   $    (20,688)   $    (11,590)   $     (7,869)
Deduct: Total stock-based employee compensation
expense determined under the fair value-based
method for all awards                                      (554)           (772)           (172)           (258)
                                                   ------------    ------------    ------------    ------------

  Pro forma net loss                               $    (33,746)   $    (21,460)   $    (11,762)   $     (8,127)
                                                   ============    ============    ============    ============
Loss per share:
Basic and diluted - as reported                    $      (1.57)   $      (1.37)   $       (.55)   $       (.52)
                                                   ============    ============    ============    ============
Basic and diluted - pro forma                      $      (1.59)   $      (1.42)   $       (.55)   $       (.54)
                                                   ============    ============    ============    ============

         Pro forma compensation expense may not be indicative of future disclosures because it does not take into effect pro forma compensation expense related to grants before 1995. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model.

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

         The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on basic earnings per share adjusted for the effect of other potentially dilutive securities. Excluded from the 2003 and 2002 computations are approximately 239,305,000 and 63,582,000, respectively, of outstanding warrants, options and the effect of convertible debentures and convertible bridge loans outstanding, as such inclusion which would be antidilutive

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

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

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN No. 46") In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued "SFAS No. 150", "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

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

         As part of the strategic alliance transactions, the Company and Watson completed a manufacturing and supply agreement providing for Watson's marketing and sale of the Company's existing core products portfolio (the "Core Products Supply Agreement"). The Core Products Supply Agreement obligated Watson to purchase a minimum amount of approximately $3,060,000 per quarter (the "Minimum Purchase Amount") in core products from the Company, through September 30, 2001 (the "Minimum Purchase Period"). At the expiration of the initial Minimum Purchase Period, if Watson did not continue to satisfy the Minimum Purchase Amount, the Company would then be able to market and sell the core products on its own or through a third party. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement providing (i) for a reduction of the Minimum Purchase Amount from $3,060,000 to $1,500,000 per quarter, (ii) for an extension of the Minimum Purchase Period from the quarter ended September 30, 2001 to the quarter ended September 30, 2002, (iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and (iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson). As part of the completion of the 2002 Debenture Offering (See Note 1), on December 20, 2002, the Company and Watson further amended the Core Products Supply Agreement to provide for the Company's satisfaction of its outstanding payment obligations to Watson of $3,901,331 under such Agreement by the capitalization of such payment obligation as part of the principal under the term loan with Watson (the "Watson Term Loan") (See Note 8). As a result, the Watson Term Loan was amended to increase the principal amount of the Watson Term Loan from $17,500,000 to $21,401,331. In addition, the maturity date of Watson Term Loan was extended from March 31, 2003 to March 31, 2006.

         In March 2003, the Company notified Watson that the Company intended to commence selling the core products independent of, and in addition to, Watson's efforts as provided for under the Core Products Agreement.

         As of November 16, 2003, the Company was in default under the Watson Term Loan for failure to pay the interest payment due October 1, 2003. Such default permits Watson to accelerate the indebtedness under the Watson Term Loan and to enforce its rights against the Company's assets which secure the loan. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

NOTE 6 - INVENTORIES

         Inventories consist of the following:

                                            SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                            ------------------    -----------------
                                                        (IN THOUSANDS)
Finished Goods.........................        $      1,454         $         --
Work in Process........................                 650                  831
Raw Materials..........................                 534                1,454
                                               ------------         ------------
                                               $      2,638         $      2,285
                                               ============         ============

NOTE 7 - CONVERTIBLE SUBORDINATED DEBENTURES

         Convertible Subordinated Debentures consist of the following:

                                            SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                            ------------------    -----------------
                                                        (IN THOUSANDS)
1998 Debentures........................        $     31,093         $     30,215
1999 Debentures........................              21,237               20,509
2002 Debentures........................              32,109               26,394

                                                     84,439               77,118
Less: Debt discount....................             (61,703)             (73,955)
                                               ------------         ------------

                                               $     22,736         $      3,163
                                               ============         ============

         As of November 16, 2003 the Company was in default under the Watson Term Loan for failure to pay the interest payment due October 1, 2003. Such default permits Watson to accelerate the indebtedness under the Watson Term Loan and to enforce its rights against the Company's assets, which secure the loan. The Company's default under the Watson Term Loan also results in a default under the terms of the Company's outstanding 1998 Debentures, 1999 Debentures and 2002 Debentures. Such indebtedness has been classified as current liabilities in the accompanying consolidated balance sheet at September 30, 2003. The Company is in active discussions with Watson to restructure the Watson Term Loan and/or satisfy its obligations thereunder. The exercise by Watson or the holders of the Company's outstanding Debentures of their respective rights and remedies under the Watson Term Loan and the Debentures Purchase Agreements would have a material adverse effect on the Company's financial condition and results of operations and could require the Company to seek relief under applicable bankruptcy laws.

         During the nine months ended September 30, 2003, the Company issued $7,431,000 in new debentures of which $2,331,000 was issued as payment of accrued interest in the same amount of these debentures and $5,100,000 was issued under the Letter of Support Advances. The Debentures issued under the Letter of Support Advances are convertible into 15,000,000 shares of the Company's common stock at a conversion price of $.34. As the conversion price of such debentures was less than the fair market value of the Company's common stock on the date of issue, $5,100,000 of beneficial conversion features were determined to exist. The $5,100,000 of beneficial conversion features are being amortized to interest expense monthly through the maturity date of the debt, which is March 31, 2006. During the nine months ended September 30, 2002, the Company issued $2,331,000 in new debentures as payment of accrued interest in the same amount of these debentures.

Such debentures are convertible into 2,602,000 shares of the Company's common stock at various conversion prices of $1.02, $.925, and $.803.

         As a result of the issuance of the new debentures under the Letter of Support Advances, certain existing warrants agreements were modified as a result of dilution adjustment provisions contained therein. During the nine months ended September 30, 2003, the Company recorded a charge to earnings as other expense of $457,000 related to the increase in the fair value of the warrants, as calculated using the Black - Scholes option-pricing model, as a result of the modification of terms of the warrant agreement.

         During the nine months ended September 30, 2003, debentures in the principal amount of $110,000 were converted into 189,075 shares of the Company's common stock.

Related-Party Transactions

         Current members of the Company's management and Board of Directors hold certain of the 1998 Debentures and 1999 Debentures. The aggregate principal amount of such debentures was approximately $174,000 and $170,000 at September 30, 2003 and December 31, 2002, respectively. Interest expense on these debentures was approximately $6,500 and $5,800, for the nine months ended September 30, 2003 and 2002, respectively, of which approximately $4,700 for each nine-month period was paid through the issuance of like debentures. Interest expense on these debentures was approximately $2,200 and $2,000, for the three months ended September 30, 2003 and 2002, respectively, of which approximately $1,600 for each three month period was paid through the issuance of like debentures.

NOTE 8 - TERM NOTE PAYABLE

         In connection with various strategic alliance transactions (See Note
5), Watson advanced $17,500,000 to the Company under the Watson Term Loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, and carries a floating rate of interest equal to prime plus two percent and had an original maturity date of March 31, 2003. As part of the Company's 2002 Debenture Offering, the Watson Term Loan was amended to (1) extend the maturity date to March 31, 2006, (2) increase the interest rate to prime plus four and one half percent and (3) increase the principal amount to $21,401,331 to reflect the inclusion of the Company's payment obligations under the Core Products Supply Agreement between Watson and the Company. The interest rate at September 30, 2003 was 8.25% and at December 31, 2002 was 8.75%. In consideration of the amendment to the Watson Term Loan, the Company issued to Watson a common stock purchase warrant ("Watson Warrant") exercisable for 10,700,665 shares of the Company's common stock at an exercise price of $.34 per share. The warrant has a term expiring December 31, 2009. The fair value of the Watson Warrant on the date of grant, as calculated using the Black-Scholes option-pricing model, of $11,985,745 was charged to earnings on the date of grant as a loss on the extinguishment of debt. As of September 30, 2003, Watson has advanced $21,401,331 to the Company under the Watson Term Loan.

         As of November 13, 2003, the Company was in default under the Watson Term Loan for failure to pay the interest payment due October 1, 2003. Such default permits Watson to accelerate the indebtedness under the Watson Term Loan and to enforce its rights against the Company's assets which secure the loan. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Employment contracts

         In May 2003, an employment agreement between the Company and the Company's former Chief Executive Officer was terminated. Pursuant to provisions of a negotiated separation agreement, the Company has accrued for a total value of approximately $500,000 to such employee including a $400,00 promissory note plus the estimated the value of benefits provided by the Company to such former employee. The promissory note is payable in quarterly installments commencing October 16, 2003. The separation agreement also granted a warrant to this individual for the purchase of up to 150,000 shares of the Company's common stock at an exercise price of .34 per share. The fair value of the warrant of $112,000, as calculated using the Black-Scholes option pricing model, has been charged to operations during the three months ended September 30, 2003. The warrant has a seven-year term and has a cashless exercise clause providing that upon the exercise of the warrant, such individual can receive common shares for the equivalent amount of appreciated value of the warrant at the time of exercise. As of November 13, 2003, the Company has not commenced payments relating to the promissory note to such individual under this separation agreement. (See Legal Proceedings).

         In August 2003, the Company entered into an employment agreement with a new Chief Executive Officer . The agreement provides for, among other things:
(i) an annual base salary of $300,000, and (ii) an aggregate of 5,500,000 options to purchase the Company's stock at an exercise price of $0.34 per common share that vest 1,000,000 option shares on March 31, 2004 and the balance thereafter at a rate of 500,000 per calendar quarter, beginning June 30, 2004 which an exercise term expiring in ten years. The stock option is subject to the shareholders approval to modify the Company's 1998 Stock Option Plan to (i) increase the number of shares reserved for issuance and (ii) authorize issuance of stock options having an exercise price less than fair market value of the common stock of the Company on the date of issuance. The employment agreement term is for a two year period which automatically renews for successive one-year periods unless either the Company or the employee provides 90 days' notice of non-renewal.

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

         The Company is named as a defendant in an action entitled Alfred Kohn
v. Halsey Drug Co. in the Supreme Court of New York, Bronx County. The Plaintiff seeks damages of $1 million for breach of an alleged oral contract to pay a finder's fee for a business transaction involving the Company. Discovery in this action has been completed. The Company has filed for summary judgment in this action. In the event the Company is unsuccessful in its motion for summary judgment, a trial on this action will follow. The Company does not believe this action will have a material impact on the Company's financial condition. The ultimate outcome of this lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the condensed consolidated financial statements.

         In November 2003, the Company received a summons and complaint filed in Illinois by the Company's former Chief Executive Officer. The complaint alleges, among other things, that the Company has defaulted in its payment obligation under the terms of a $400,000 promissory note issued to such former employee under a Separation Agreement between the parties. The Company intends to file an answer to the complaint and defend this matter. No adjustment has been made to the consolidated financial statements for this matter.

         In addition, the Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

         Indemnifications

         Each of the purchase agreements for the 1998 Debentures, 1999 Debentures and the 2002 Debentures, contain provisions by which the Company is obligated to indemnify the purchasers of the debentures for any losses, claims, damages, liabilities, obligations, penalties, awards, judgments, expenses, disbursements, arising out of or resulting from the breach of any representation, warranty, or agreement, of the Company related to purchase of the debentures. These indemnification obligations do not include a limit, or maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of September 30, 2003, the fair value of the liability for any obligation arising as a result of these indemnification agreements is $0.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. NINE MONTHS ENDED SEPTEMBER 30, 2002

NET PRODUCT REVENUES

         The Company's net product revenues for the nine months ended September 30, 2003 of $4,210,000 represents a decrease of $1,942,000 (32%) as compared to net revenues for the nine months ended September 30, 2002 of $6,152,000. The decrease in net product revenues is a result of decreased purchases by the Company's primary customer, Watson Pharmaceuticals. During the first quarter 2003, the Company initiated steps to reestablish internal sales efforts so as to become less dependent upon a single customer. Net product revenues from this strategy have been slow to materialize and the Company expects minimal revenues from this strategy for the remainder of 2003. (See Liquidity and Capital Resources below.)

COST OF MANUFACTURING

         For the nine months ended September 30, 2003, cost of manufacturing decreased $1,967,000 as compared to the nine months ended September 30, 2002. As a percentage of sales, cost of manufacturing was 176% and 152% for the nine months ended September 30, 2003 and 2002, respectively. The decrease of $1,967,000 was a result of reduced net product revenues as noted above. As a percent of sales, cost of manufacturing increased 24% because of higher material costs (13% of the increase) and unabsorbed fixed quality control department expenses (11% of the increase).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses as a percentage of sales for the nine months ended September 30, 2003 and 2002 were 145% and 89%, respectively. Overall these expenses in the first nine months of 2003 increased $642,000 or 12% from the same period in 2002. The increase is a result of increases in payroll and payroll related costs of $481,000, Company insurance premiums of $200,000, accounts receivable bad debt expense of $350,000, DEA consulting of $48,000 and agency recruiting fees of $100,000 offset by reductions in legal expenditures of $144,000 and product marketing expenses of $393,000 during the nine month period ended September 30, 2003.

RESEARCH AND DEVELOPMENT EXPENSES

         The Company currently conducts research and development activities at each of its Congers, New York and Culver, Indiana facilities. The Company's research and development activities consist primarily of the development of the Company's opiate synthesis technologies, including the development of opiate APIs, as well as new generic drug product development efforts and manufacturing process improvements. Development activities are primarily directed at developing generic drug formulations, reviewing and testing such formulations for equivalence to brand name products and additional testing in areas such as bioavailability, bioequivalence and shelf-life. During 2003, the Company's research and development efforts have been focused on finished dosage formulation technology, finished dosage generic products and opiate API manufacturing process technology. Research and development expenses decreased $206,000 from the same period in 2002. The decrease is a result of reductions in wages and wage related costs of $35,000, consulting of $100,000, subscriptions of $11,000, product submission expenses of $40,000 and agency recruiting fees of $20,000. Research and development expenses as a percentage of sales for the nine months ended September 30, 2003 and 2002 were 23% and 19%, respectively.

NET LOSS

         For the nine months ended September 30, 2003, the Company had net loss of $33,192,000 as compared to a net loss of $20,688,000 for the nine months ended September 30, 2002. Included in net loss for the nine months ended September 30, 2003, was interest expense of $4,436,000 and amortization of deferred debt discount and private offering costs of $18,050,000, as compared to $3,408,000 and $7,562,000, respectively, over the same period in 2002. Also included in net loss for the nine months ended September 30, 2003, was a charge to earnings of $457,000 related to the increase in fair value of warrants, as calculated using the Black-Scholes option-pricing model, as a result of the modification of terms from the issuance of debentures.

THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. THREE MONTHS ENDED SEPTEMBER 30, 2002

NET PRODUCT REVENUES

         The Company's net product revenues for the three months ended September 30, 2003 of $1,478,000 represents a decrease of $535,000 (27%) as compared to net revenues for the three months ended September 30, 2002 of $2,013,000. The decrease in net product revenues is a result of decreased purchases by the Company's primary customer, Watson Pharmaceuticals. During the first quarter 2003, the Company initiated steps to reestablish internal sales efforts so as to become less dependent upon a single customer. Net product revenues from this strategy have been slow to materialize and the Company expects minimal revenues from this strategy for the remainder of 2003.

COST OF MANUFACTURING

         For the three months ended September 30, 2003, cost of manufacturing decreased $851,000 as compared to the three months ended September 30, 2002. As a percentage of sales, cost of manufacturing was 153% and 155% for the three months ended September 30, 2003 and 2002, respectively. The decrease was a result of reduced net product revenues as noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 2003 and 2002 were 149% and 97%, respectively. Overall, these expenses for the three month period ended September 30, 2003 increased $240,000 or 12% from the same period in 2002. The increase is a result of increases in legal expenses of $100,000, Company insurance premiums of $48,000, and accounts receivable bad debt expense of $350,000, offset by reductions in product marketing expenses of $194,000 and payroll and payroll related costs of $64,000 during the three month period ended September 30, 2003.

RESEARCH AND DEVELOPMENT EXPENSES

         The Company currently conducts research and development activities at each of its Congers, New York and Culver, Indiana facilities. The Company's research and development activities consist primarily of the development of the Company's opiate synthesis technologies, including the development of manufacturing processes for opiate APIs, new generic drug product development efforts and opiate API manufacturing process improvements. Development activities are primarily directed at developing generic drug formulations, reviewing and testing such formulations for equivalence to brand name products and additional testing in areas such as bioavailability, bioequivalence and shelf-life. During 2003, the Company's research and development efforts have been focused on finished dosage formulation technology, finished dosage generic products and opiate API manufacturing process technology. Research and development expenses decreased $65,000 from the same period in 2002. The decrease is a result of reductions in wages and wage related costs. Research and development expenses as a percentage of sales for the three months ended September 30, 2003 and 2002 was 23% and 20%, respectively.

NET LOSS

         For the three months ended September 30, 2003, the Company had net loss of $11,590,000 as compared to a net loss of $7,869,000 for the three months ended September 30, 2002. Included in net loss for the three months ended September 30, 2003, was interest expense of $1,532,000 and amortization of deferred debt discount and private offering costs of $6,368,000, as compared to $1,235,000 and $3,187,000, respectively, over the same period in 2002. Also included in net loss for the three months ended September 30, 2003, was a charge to earnings of $365,000 related to the increase in fair value of warrants, as calculated using the Black-Scholes option-pricing model, as a result of the modification of terms from the issuance of debentures.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003 the Company had cash and cash equivalents of $889,000 as compared to $9,211,000 at December 31, 2002. The Company had a working capital deficit at September 30, 2003 of $46,331,000, after the reclassification of outstanding indebtedness to current as such debt is in default, and working capital at December 31, 2002 of $5,933,000.

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

         The Purchase Agreement provides that, subject to the receipt of shareholder approval to amend the Company's Certificate of Incorporation, the holders of the 2002 Debentures shall have the right to vote as part of a single class with all holders of the Company's Common Stock on all matters to be voted upon by such stockholders. Each 2002 Debentureholder shall have such number of votes as shall equal the number of votes he would have had if such holder converted the entire outstanding principal amount of his 2002 Debenture into shares of Common Stock immediately prior to the record date relating to such vote; provided, however, that any 2002 Debentures initially held by Care Capital shall, for so long as they are held by Care Capital, have no voting rights.

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

         In connection with various strategic alliance transactions with Watson, $17,500,000 was advanced to the Company under a term loan (the "Watson Term Loan"). The Watson Term Loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, and carried a floating rate of interest equal to prime plus two percent and had an original maturity date of March 31, 2003. As part of the Company's 2002 Debenture Offering, the Watson Term Loan was amended to (1) extend the maturity date to March 31, 2006, (2) increase the interest rate to prime plus four and one half percent and (3) increase the principal amount to $21,401,331 to reflect the inclusion of approximately $3.9 million owed by the Company to Watson under the Core Products Supply Agreement between the parties. The interest rate at September 30, 2003 and December 31, 2002 was 8.25% and 8.75%, respectively. In consideration of the amendment to the Watson Term Loan, the Company issued to Watson a common stock purchase warrant ("Watson Warrant") exercisable for 10,700,665 shares of the Company's common stock at an exercise price of $.34 per share. The warrant has a term expiring December 31, 2009. The fair value of the Watson Warrant on the date of grant of $11,985,745, as calculated using the Black-Scholes option-pricing model, was charged to earnings on the date of grant as a loss on the extinguishment of debt. As of September 30, 2003, Watson had advanced to the Company $21,401,331 under the Watson Term Loan, representing the entire amount available under such loan facility.

         As of November 13, 2003 the Company was in default under the Watson Term Loan for failure to pay the interest payment due October 1, 2003. Such default permits Watson to accelerate the indebtedness under the Watson Term Loan and to enforce its rights against the Company's assets, which secure the loan. The Company's default under the Watson Term Loan also results in a default under the terms of the Company's outstanding 1998 Debentures, 1999 Debentures and 2002 Debentures. Such indebtedness has been classified as current liabilities in the accompanying consolidated balance sheet at September 30, 2003. The Company is in active discussions with Watson to restructure the Watson Term Loan and/or satisfy its obligations thereunder. The exercise by Watson or the holders of the Company's outstanding Debentures of their respective rights and remedies under the Watson Term Loan and the Debentures Purchase Agreements would have a material adverse effect on the Company's financial condition and results of operations and could require the Company to seek relief under applicable bankruptcy laws.

         The development and commercialization of APIs and finished dosage products incorporating the Company's opiate synthesis and finished dosage formulation technologies are subject to various factors, many of which are outside the Company's control. Specifically, only a limited portion of such technologies have been tested in laboratory settings, none have been tested in clinical settings, and all of such technologies will need to be successfully scaled up to commercial scale to be commercially viable, of which no assurance can be given. Additionally, the Company must satisfy, and continue to maintain compliance with, the DEA's and FDA's requirements for the maintenance of controlled substances manufacturing registrations (the "Manufacturing Registration") and the issuance and maintenance of the DEA raw material import registration (the "Import Registration"). The process of seeking the Import Registration and contesting opposition proceedings, as well as the continuing development of the Company's opiate synthesis and finished dosage formulation technologies, are intended to continue through 2004. The Company is currently unable to provide any assurance that such technologies can be scaled up to commercial scale or that they will be commercially viable. Moreover, no assurance can be given that the Company will succeed in obtaining the Import Registration. The Company is committing the majority of its resources, and available capital to the development of the opiate synthesis and finished dosage formulation technologies and to the receipt of the Import Registration. The failure of the Company to successfully develop the opiate synthesis and finished dosage technologies, or to obtain the Import Registration will have a material adverse effect on the Company's operations and financial condition. The Company's cash flow and limited sources of available financing make it uncertain that the Company will have sufficient capital to continue to fund operations or to otherwise complete the development of the opiate synthesis and finished dosage technologies, to obtain required DEA and FDA approvals and to fund the capital improvements necessary for the manufacture of opiate APIs and finished dosage products incorporating such technologies.

         At the Company's request, on May 5, 2003, the Company received a letter executed by each of Care Capital, Galen Partners and Essex Woodlands (the "Majority 2002 Debentureholders") advising that the Majority 2002 Debentureholders would provide funding to meet the Company's 2003 capital requirements, up to an aggregate amount not to exceed $8.6 million (the "Letter of Support"). The Letter of Support further provides that the terms of any funding provided by the Majority 2002 Debentureholders would be subject to negotiation between the Company and the Majority 2002 Debentureholders at the time of any funding. In consideration for the issuance of the Letter of Support, the Company authorized the issuance of warrants to the Majority 2002 Debentureholders exercisable for an aggregate of 645,000 shares of the Company's Common Stock at an exercise price of $.34 per share (which is equivalent to the conversion price of the 2002 Debentures), subject to downward adjustment to equal the consideration per share received by the Company for its Common Stock, or the conversion/exercise price per share of the Company's Common Stock issuable under convertible securities, in a third part investment if lower than the exercise price of the warrants.

         As of November 13, 2003, the Majority 2002 Debentureholders had advanced an aggregate of $6,600,000 to the Company under the Letter of Support to fund the Company's operating losses and capital requirements (the "Letter of Support Advances"). The Letter of Support Advances were made in accordance with the terms of 2002 Debenture Purchase Agreement resulting in the Company's issuance of 2002 Debentures in an aggregate principal amount of $6,600,000 having a maturity date of March 31, 2006. After giving effect to the Letter of Support Advances made through November 13, 2003, there remains $2,000,000 potentially available for advance to the Company by the Majority 2002 Debentureholders under the Letter of Support. No assurance can be given, however, that all or any portion of the $2 million balance provided for in the Letter of Support will be advanced to the Company by the Majority 2002 Debentureholders.

         The Company believes that, assuming the remaining funding provided for under the Letter of Support is advanced to the Company, of which no assurance can be given, such amount, combined with cash flow from operations, will be sufficient to satisfy the Company's working capital requirements only through January 1, 2004. In the event no further advances are made to the Company by the Majority 2002 Debentureholders under the Letter of Support, the Company's current cash position combined with cash flow from operations would be sufficient to fund operations only through December 1, 2003. Except for the potential receipt of the remaining $2,000,000 available under the Letter of Support, the Company has no other available sources of financing to fund continued operating losses and working capital requirements. Subsequent to September 30, 2003, the Company has initiated a restructuring of its operations which includes the closure or divestment of its operations in Congers, New York, the discontinuance of the manufacture and sale of finished dosage generic products and substantially reducing activities at its active ingredients facility in Culver, Indiana. The Company estimates that the restructuring will be completed over the 50 to 80 days and result in a workforce reduction of approximately 100 employees, leaving approximately 16 employees to be engaged in the Company's research and development activities relating to API opiate and finished dosage products incorporating the Company's opiate synthesis and finished dosage formulation technologies.

         Although the Company is currently in active discussions with the Majority 2002 Debentureholders to obtain additional financing to fund the restructuring of its operations and to fund the Company's operations during 2004, no assurance can be given that such funding will be provided, or that there is available to the Company other sources of financing in the absence of funding by the Majority 2002 Debentureholders. In the absence of continued funding by the Majority 2002 Debentureholders or an alternative third-party investment, the Company will be required to further scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

         Even assuming the Company is successful in securing additional sources of financing to fund the Company operations, there can be no assurance that the Company's development efforts relating to its API opiate synthesis or finished dosage formulation technologies will result in commercial scale technologies, or that if such technologies are capable of being scaled up, that they will result in commercially viable products. The Company is also unable to provide any assurance that it will succeed in its application through DEA for the Import Registration. The Company's failure to scale up and commercialize its API opiate synthesis and finished dosage formulation technologies or to obtain the Import Registration will have a material adverse impact on the Company's financial condition and results of operations.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Fin No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first period beginning after June 15, 2003. . The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures.

             As of September 30, 2003, each of Andrew Reddick, the principal executive officer of the Company and Peter A. Clemens, the principal financial officer of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, each of the principal executive officer and the principal financial officer of the Company have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its consolidated subsidiaries required to be included in the Company's reports filed or submitted with the Securities and Exchange Commission under the Exchange Act.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 2003, the Company issued (i) 5% Convertible Senior Secured Debentures in the principal amount of approximately $860,000 in satisfaction of accrued interest on Company's outstanding 5% Convertible Senior Secured Debentures issued in 1998, 1999 and 2002 (the "Convertible Debentures") ,(ii) 645,000 common stock purchase warrants to the 2002 Majority Debentureholders pursuant to the May 5, 2003 Letter of Support ( the "Commitment Warrants"), (iii) 5% Convertible Senior Secured Debentures in the principal amount of $4.500,000 .

         During the quarter ended ended September 30, 2003, Debentures of $75,000 were converted into 129,306 shares of the Company's common stock.

         On September 18, 2003, the Company issued a common stock purchase warrant to its former Chief Executive Officer as partial consideration for the settlement of the Company's obligations under the employment agreement with such former employee.

         Each of the holders of the Convertible Debentures for which interest payments were made in 5% Convertible Senior Secured Debentures and the 2002 Majority Debentureholders receiving the Commitment Warrants and the Company's former CEO are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The 5% Convertible Senior Secured Debentures and common stock purchase warrant were issued in satisfaction of the interest payments under the Convertible Debentures were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  The exhibits required to be filed as part of this Report on form 10-Q are listed in the attached Exhibit Index.

         (b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K dated August 14, 2003 relating to the Company's press release for its quarterly financial information for the quarterly period ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 2003                 HALSEY DRUG CO., INC.

                                        By /s/ Andrew D. Reddick
                                           -------------------------------------
                                                Andrew D. Reddick
                                                Chief Executive Officer

                                        By: /s/ Peter A. Clemens
                                            ------------------------------------
                                                Peter A. Clemens
                                                VP & Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit           Document

31.1 Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2 Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1 Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Periodic Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.