Form 10-K
period 2003-12-31
HALSEY DRUG CO INC/NEW
filed 2004-04-22
CIK 786947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM          TO         .

                         COMMISSION FILE NUMBER 1-10113

                              HALSEY DRUG CO., INC.
             (Exact name of registrant as specified in its charter)

                NEW YORK                                     11-0853640
     (State or other jurisdiction of                      (I.R.S. Employer
     Incorporation or organization)                      Identification No.)

     616 N. NORTH COURT, SUITE 120,                            60067
           PALATINE, ILLINOIS                               (Zip Code)
(Address of principal executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (847) 705-7709

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

         As of March 31, 2004, the registrant had 21,601,704 shares of Common Stock, par value $0.01, outstanding. Based on the average closing bid and asked prices of the Common Stock on June 30, 2003 ($0.78) (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,106,350.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                    CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                                 PART I
Item 1.  Business                                                                                            1
Item 2.  Properties                                                                                         13
Item 3.  Legal Proceedings                                                                                  13
Item 4.  Submission of Matters to a Vote of Security Holders                                                14
                                                PART II
Item 5.  Market for Registrant's Common Equity, Related                                                     14
         Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.  Selected Financial Data                                                                            15
Item 7.  Management's Discussion and Analysis of Financial Condition                                        15
         and Results of Operations
Item 8.  Financial Statements and Supplementary Data                                                        26
Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure                26
Item 9A. Controls and Procedures                                                                            26
                                               PART III
Item 10. Directors and Executive Officers of the Registrant                                                 26
Item 11. Executive Compensation                                                                             30
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters     34
Item 13. Certain Relationships and Related Transactions                                                     36
Item 14. Principal Accountant Fees and Services                                                             39
                                               PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8K                                     40
Signatures                                                                                                  50
Index to Consolidated Financial Statements                                                                 F-1

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

         The Company, a New York corporation established in 1935, and its subsidiaries, have been engaged in the development, manufacture, sale and distribution of a variety of generic finished dosage pharmaceutical products and active pharmaceutical ingredients ("APIs"). Prior to the restructuring of the Company's operations largely completed on January 30, 2004, the generic drug products manufactured and sold by the Company generally consisted of an analgesic product, anti-infectives, antitussives, cough and cold preparations, and a steroid product. Since March 1999, the Company has manufactured APIs at its Culver, Indiana facility and manufactured, packaged and sold its generic finished dosage products at two leased locations in Congers, New York.

         On November 6, 2003, the Company announced its plan to restructure the Company's operations to focus on research and development related to certain proprietary opioid synthesis and finished dosage formulation technologies. The Board of Directors determined, among other factors, that the Company's ability to generate positive cash flow from the operation of the Company's finished dosage manufacturing, packaging, labeling and distribution facilities located in Congers, New York (collectively, the "Congers Facilities") in the manufacture and distribution of finished dosage generic products pursuant to abbreviated new drug applications ("ANDAs") was compromised by the highly competitive market environment, low market pricing and declining market size for its existing generic products and the lack of new generic products in development. The Board determined that near term sales of the Company's finished dosage generic products would likely result in negative gross margins in view of the market environment. Based on this analysis and other factors, the Board concluded that the Company's manufacture and sale of finished dosage products licensed to be produced at the Congers Facilities would result in continuing negative cash flow in the foreseeable future. After due consideration of alternative strategies and considering the optimal use of available funding, the Board adopted a strategy to substantially restructure the Company's business. Manufacturing of the Company's generic finished dosage products at the Congers Facilities substantially ceased on January 30, 2004. Such date also marks the completion, in large part, of the reduction in work force associated with the restructuring of the Company's operations by approximately 100 employees, 70 of whom were employed by the Company at the Congers Facilities. See "Restructure of Operations" below.

         As restructured, the Company is a specialty pharmaceutical company presently engaged in research, development and manufacture of innovative abuse deterrent formulations (the "ADF Technology") intended for use in orally administered opioid-containing pharmaceutical products. In addition, the Company is engaged in research, development and manufacture of proprietary, high yield, short cycle time, environmentally sensitive opioid synthetic processes (the "Opioid Synthesis Technologies") intended for use in the commercial production of certain bulk opioid active pharmaceutical ingredients ("APIs"). To date, the Company has filed four patent applications with the U.S. Patent and Trademark office (the "PTO") relating to the ADF Technology and the Opioid Synthesis Technology and has received one notice of allowance from the PTO relating to one of those applications concerning the Opioid Synthesis Technologies.

         The Company conducts research, development, laboratory, manufacturing and warehousing activities relating to the ADF Technology and the Opioid Synthesis Technologies (collectively the "Proprietary Technologies") at its Culver, Indiana facility (the "Culver Facility"). The Culver Facility is registered by the U.S. Drug Enforcement Administration (the "DEA") to perform research, development and manufacture of Schedule II - V controlled substances in bulk and finished dosage forms. On January 31, 2001, the Company filed with the DEA an application for registration to import narcotic raw materials ("NRMs") including raw opium, opium poppy, and concentrate of poppy straw from foreign countries. These NRMs are commonly used as the initial starting materials in the synthesis of certain opioid APIs. The Company's application for an importer registration (the "Import Registration") was published in the Federal Register on September 6, 2001. The progress and status of the application for the Import Registration is described below under the caption "Import License Registration." The Company is also engaged in collaborative research and development with a contract research organization and an academic institution in preparation for clinical evaluation and testing of its proprietary ADF Technology.

         The Company plans to enter into development and commercialization agreements with strategically focused pharmaceutical company partners (the "Partners") providing that such Partners license the Company's Proprietary Technologies and further develop, register and commercialize multiple formulations and strengths of orally administered opioid-containing finished dosage products utilizing such Proprietary Technologies. The Company expects to receive a share of profits and/or royalty payments derived from the Partners' sale of products incorporating the Proprietary Technologies. The Company also believes that it will derive revenues through contract manufacture and supply of clinical trial and commercial supplies of finished dosage products for use by such Partners. The Company plans to utilize a single site vertical integration strategy to conduct research, development and manufacturing activities for opioid APIs and finished dosage form products utilizing the Proprietary Technologies. The Import Registration, if ultimately granted, for which there can be no assurances, will provide the Company with an economical source of NRMs for use as starting materials in the commercial manufacture and supply of certain opioid APIs utilizing the Opioid Synthesis Technologies.

         The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public over the internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

         The Company's internet address is www.halseydrug.com. We make available free of charge on www.halseydrug.com our annual, quarterly and current reports and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you may request a copy of these filings (excluding exhibits) at no cost by contacting us at the following address or telephone number:

                              Halsey Drug Co., Inc.
                          616 N. North Court, Suite 120
                            Palatine, Illinois 60067
                            Attn: Investor Relations
                                  847.705.7709

ADF TECHNOLOGY

         The class of drugs exhibiting opium or morphine-like properties are referred to as opioids, or opioid agonists. This class of products has experienced substantial growth in recent years due to an increase in the aging population and the more aggressive treatment of pain by physicians. Certain opioids act as agonists, interacting with stereo specific and saturable binding sites in the brain and other tissues. Endogenous opioid-like peptides are present in areas of the central nervous system that are presumed to be related to the perception of pain, to movement, mood and behavior, and to the regulation of neuroendocrinological functions. Three classical opioid receptor types, mu ((mu)), delta ((delta)), and kappa ((kappa)), have been studied extensively. Each of these receptors has a unique anatomical distribution in the brain, spinal cord, and the periphery. Most of the clinically used opioids are relatively selective for (mu) receptors, reflecting their similarity to morphine. However, it is important to note that opioid containing drugs that are relatively selective at standard doses will often interact with additional receptor subtypes when given at sufficiently high doses, leading to possible changes in their pharmacological effect. This is especially true as opioid doses are escalated to overcome tolerance.

         The potential for the development of tolerance, physical and/or psychological dependence (i.e., addiction) with repeated opioid use is a characteristic feature of most opioid containing drugs. The possibility of developing addiction is one of the major societal concerns in the long-term use of opioids for the management of pain. Another major concern associated with the use of opioids is the diversion of these drugs from a patient in legitimate pain to other individuals (non-patients) for illegitimate purposes.

         Drug abusers and/or addicts typically may obtain a commercial dosage form containing an opioid analgesic and crush, shear, grind, chew, dissolve and/ or heat, extract or otherwise manipulate the product so that a significant amount or even the entire amount of the drug becomes available for immediate absorption by injection, inhalation, and/or oral consumption.

         There are three basic patterns of behavior leading to opioid abuse. The first involves individuals whose opioid drug use begins in the context of medical treatment and who obtain their initial drug supplies through prescriptions from physicians. The second begins with experimental or "recreational" drug use and progresses to more intensive use. A third pattern of abuse involves users who begin in one or another of the preceding ways but later switch to oral opioids such as methadone, obtained from organized addiction treatment programs. Physicians cannot easily identify or predict which of their patients may fall into one of these behavior patterns.

         There are various routes of administration an abuser may commonly attempt to abuse an opioid containing drug formulation. The most common methods include (1) intravenous injection, (2) intranasal (e.g., snorting), and (3) repeated oral ingestion of excessive quantities of orally administered tablets or capsules. One very common mode of abuse of oral solid drug product involves mixing the tablet or capsule with a suitable solvent (e.g., water), and then subsequently extracting the opioid component from the mixture for use in a solution suitable for intravenous injection of the opioid to achieve a "high."

         Limited attempts have been made to diminish abuse of orally administered opioid drugs. These attempts have generally centered on including an opioid antagonist in the oral dosage form which is not orally active but which will substantially block the analgesic effects of the opioid if one attempts to dissolve/extract the opioid and administer it intravenously. However, a clear patient and societal need continues to exist to have a delivery system for commonly used oral dosage formulations of drugs (i.e., immediate release, sustained or extended release and delayed release tablets and capsules) which deters abuse and minimizes or reduces the potential for physical or psychological dependency. The need is particularly imperative for drugs such as opioid analgesics.

         It is with the growing concern about the illegitimate use of legitimate opioid-based drug products described above in mind that the Company is pursuing its abuse deterrent formulation technology (the "ADF Technology"). The Company believes that the internally developed ADF Technology is applicable to both immediate release and extended release orally administered tablets and capsules which are formulated with an opioid analgesic as an active ingredient. Company research and laboratory experiments to date suggest that the ADF Technology may be formulated into an orally administered tablet with many of the commonly utilized opioid active pharmaceutical ingredients and related salts including morphine, codeine, hydrocodone, oxycodone and hydromorphone. The ADF Technology utilizes certain pharmaceutical product excipients in addition to the opioid active ingredients. The Company believes that the ADF Technology will discourage or deter a pre-existing opioid drug abuser, or a legitimate patient properly using opioid containing analgesics for management of pain, from abusing an orally administered opioid containing tablet. Provided the ADF Technology is appropriately tested and proves successful in clinical trials, of which no assurance can be given, the Company believes that its ADF Technology will discourage or deter the three most commonly utilized routes of opioid abuse including (i) intravenous, (2) intranasal/snorting and (3) consumption of excessive quantities of orally administered tablets or capsules. However, the Company can make no assurances that such clinical testing will in fact demonstrate that the ADF Technology will discourage or deter abuse. In addition, if such abuse deterrent characteristics are demonstrated, the Company can make no assurances that the magnitude of such effect will be statistically significant or clinically meaningful.

         In the fourth quarter of 2003 the Company filed a patent application relating to the ADF Technology with the PTO. The Company can make no assurances that such patent application will ever issue, or that if such application issues, that the issued claims of such application will be sufficiently broad to protect the ADF Technology from competition from similar technologies developed or commercialized by others. Such patent application includes, among other things, laboratory test results demonstrating the ability of the ADF Technology to discourage the intravenous injection of opioids by potential abusers.

         In the first quarter of 2004, the Company, at its Congers, New York facility, pursuant to current Good Manufacturing Practices ("cGMP"), formulated, manufactured, packaged and labeled three test batches of different formulations (the "Test Batches") of a tablet product containing a certain opioid active ingredient utilizing the ADF Technology. Such Test Batches met all of the physical specifications established in advance for such Test Batches and were therefore quality assurance released. These Test Batches will be monitored for stability under the appropriate conditions as required by the FDA for drug products. The Company plans to utilize such Test Batches in clinical trials.

         In the first quarter of 2004, the Company entered into an agreement with a certain contract research organization to develop, in concert with a certain academic institution and clinical investigators, appropriate clinical trial protocols, to prepare an investigational new drug application ("IND") and to conduct clinical trials. The Company intends to file such IND in 2004 and at the appropriate time thereafter begin clinical testing of its ADF Technology. The Company can make no assurances that such clinical testing will in fact demonstrate that the ADF Technology will discourage or deter abuse. In addition, if such abuse deterrent characteristics are demonstrated, the Company can make no assurances that the magnitude of such effect will be statistically significant or clinically meaningful.

         The Company plans to enter into development and commercialization agreements with strategically focused pharmaceutical company partners (the "Partners") providing that such Partners license the Company's ADF Technology and further develop, register and commercialize multiple formulations and strengths of orally administered opioid containing finished dosage products utilizing such ADF Technologies. The Company believes that it will derive revenues through licensing fees, milestone payments, profit sharing and/or royalties on net sales of such products as well as from the contract manufacture and supply of clinical trial and commercial supplies of finished dosage products for distribution and sale by such Partners. The Company can make no assurance that it will be able to negotiate such agreements on favorable terms and, provided that such agreements are successfully executed, that the milestones will be achieved and the milestone payments will be subsequently made by our Partners.

OPIOID SYNTHESIS TECHNOLOGIES

         The Company is engaged in the research, development and scale-up of its proprietary Opioid Synthesis Technologies described in the table below.

   OPIOID SYNTHESIS          STARTING        ESTIMATED    APPLICABLE DEA                STATUS OF PATENT
     TECHNOLOGY              MATERIAL          YIELD      REGISTRATIONS                    APPLICATION
----------------------   -----------------   ---------   ----------------   ---------------------------------------
    Oxycodone HCl        Codeine Phosphate    40 - 50%   a) Research        One (1) Notice of Allowance issued and
      Process #1                                         b) Manufacturing   one (1) other Patent Pending before the
                                                                                              PTO

Hydrocodone Bitartrate   Codeine Phosphate      85%      a) Manufacturing          Patent Application Drafted
      Process #1

    Oxycodone HCl              NRMs           68 - 72%   a) Research          Patent Application draft in process
      Process #2                                         b) Manufacturing
                                                         c) Import

  Codeine Phosphate            NRMs          90 - 100%   a) Research               Patent Application Drafted
      Process #1                                         b) Manufacturing
                                                         c) Import

Hydrocodone Bitartrate     Codeine Base       85 - 95%   a) Research               Patent Application Drafted
      Process #2                                         b) Manufacturing

    OPIOID SYNTHESIS          STARTING     ESTIMATED     APPLICABLE DEA               STATUS OF PATENT
       TECHNOLOGY             MATERIAL       YIELD       REGISTRATIONS                   APPLICATION
-------------------------   ------------   ---------   ------------------   -----------------------------------
     Morphine Sulfate           NRMs         96%        a) Research         Patent Application draft in process
                                                        b) Manufacturing
                                                        c) Import

Dihydrocodeine Bitartrate   Codeine Base     >90%       a) Research              Patent Application Drafted
                                                        b) Manufacturing

    Codeine Phosphate           NRMs       80 - 90%     a) Research              Patent Application Drafted
        Process #2                                      b) Manufacturing
                                                        c) Import

    Codeine Phosphate           NRMs       65 - 85%     a) Research         One (1) Patent Application Pending
        Process #3                                      b) Manufacturing               before the PTO
                                                        c) Import

         The Opioid Synthesis Technologies outlined in the Table above are proprietary processes that the Company intends and believes to be efficient and cost-effective methods of manufacturing opioid APIs. The Company believes that the advantages of these processes include a substantial reduction in the time and number of processing steps required to produce the desired opioid APIs and reduction of the quantity and/or toxicity of the waste products relating to such production. The Company has filed three patents relating to the Opioid Synthesis Technologies including two in June 2003 and one in September of 2003 and intends to prepare and file at least four additional patent applications relating to these technologies. In March 2004 the Company received a notice of allowance from the PTO relating to one of the patent applications filed in June of 2003. The Company intends to pay the issue fee and expects a U.S. patent will be granted from that application. No assurance can be given, however, that any other currently pending patent applications or future patent applications which the Company intends to file relating to the Opioid Synthesis Technologies will be granted by the PTO. Each of the Company's Opioid Synthesis Technologies requires a DEA registration and/or an import registration for NRMs. All such Opioid Synthesis Technologies require a DEA registration for manufacturing
Schedule II controlled substances.

         The development and ultimate commercialization of APIs and finished dosage products incorporating the Opioid Synthesis Technologies are subject to various factors some of which are outside the Company's control. For example, presently only one of the Opioid Synthesis Technologies has been manufactured in kilogram scale batches and none have been manufactured in commercial scale batches. Each of the Opioid Synthesis Technologies will need to be successfully scaled up to larger batches to be economically viable, of which no assurance can be given.

IMPORT LICENSE REGISTRATION

         The research, development and manufacture of APIs and finished dosage products incorporating the Opioid Synthesis Technologies are subject to extensive regulation by the DEA and the U.S. Food and Drug Administration ("FDA"). The Culver Facility is currently registered by the DEA to research and manufacture certain Schedule II - V controlled substances (the "Manufacturing Registration"). To provide for an economical source of raw materials for the commercial manufacturing of opioids utilizing the Opioid Synthesis Technologies the Company filed with the DEA an application for registration to import narcotic raw materials ("NRMs") including raw opium, opium poppy and concentrate of poppy straw from certain foreign countries. These NRMs are commonly used as the initial starting materials in the synthesis of certain opioid APIs.

         The Company filed its application for registration to import NRMs on January 31, 2001 (the "Import Registration"). Notice of the Company's application was published in the Federal Register on September 6, 2001. Within the 30 day period provided under DEA guidelines, three parties, including two companies that the Company believes are the largest U.S. importers of NRMs requested a hearing to formally object to the Company's request for an Import Registration. In their hearing request, the objecting parties opposed the issuance of an Import Registration on various grounds, including (i) that the Company's application should be stayed pending the resolution of pending import registration requests from other parties; (ii) that the issuance of an Import Registration to the Company has the potential for increasing the prices for narcotic raw materials from foreign sources as a result of increased demand from U.S. importers; (iii) that the Company lacks the experience, technology, personnel and capital to process NRMs and, (iv) that the competition in the marketplace for bulk opioid APIs manufactured from the NRMs is adequate. In light of several other recent importer registration decisions, DEA's Office of Diversion Control also opposed registration of additional importers at this time.

         Pursuant to established procedures, an evidentiary hearing relating to the Company's Import Registration application was held before a DEA Administrative Law Judge ("ALJ") in August 2003. The ALJ later re-opened the administrative record, at the request of opposing parties, to consider the Company's November and December 2003 announcements concerning Company restructuring and financing activities. Pursuant to the ALJ's order on March 30, 2004, the administrative record will remain open for at least 10 days following the Company's filing of this Report to allow the opposing parties to file statements indicating whether they intend to submit additional evidence in response to this Report. Upon the closure of the administrative record, the ALJ will make findings of fact, draw legal conclusions and recommend a specific decision on the Company's Import Registration application to the DEA Deputy Administrator. The Deputy Administrator will then consider the ALJ's decision and administrative record and issue a final order relating to the Company's application. DEA will judge whether the issuance of an Import Registration is appropriate based on, among other considerations, whether adequate security safeguards and controls are maintained at the Culver Facility and at all points in the chain of transfer of the NRMs from foreign suppliers to the Culver Facility, whether the Opioid Synthesis Technologies are viable processes, whether market demand for opioid containing products or other factors support the approval of another import registration, and whether the Company has established itself as an eligible party to obtain NRMs for foreign sources. The Company must continue to maintain compliance with DEA's requirements for maintenance of its Manufacturing Registration in the meantime.

         Assuming DEA grants the Company's application, then the Company should be permitted to import NRMs upon appropriate notice in the Federal Register. The opposing parties may challenge the DEA decision to grant the Company's application in an appropriate Court of Appeals. In such a case, assuming the Company opposes an appellate challenge, the Company would likely incur additional time delays and legal expenses prior to the issuance of a final decision by the U.S. Court of Appeals. Provided the Company continues to seek the Import Registration, the proceedings will continue through 2004 and beyond.

         No assurance can be given that the Company's Import Registration application will be approved by the DEA or that, if granted by DEA, the Import Registration would be upheld following an appellate challenge. Furthermore, the Company's cash flow and limited sources of available financing make it uncertain that the Company will have sufficient capital to continue to fund the development of the Opioid Synthesis Technologies, to obtain required DEA approvals and to fund the capital improvements necessary for the manufacture of APIs and finished dosage products incorporating the Opioid Synthesis Technologies. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the Company's need for additional financing and estimated capital requirements for the scale-up of the hydrocodone bitartrate process #1 Opioid Synthesis Technology.

RECENT EVENTS

RESTRUCTURE OF OPERATIONS

         After due consideration of alternative strategies and considering the optimal use of available funding, and the prospects for attracting new funding, on October 30, 2003, the Company's Board of Directors unanimously adopted a strategy to substantially restructure the Company's operations. On November 6, 2003, the Company publicly announced its restructuring plan to focus its efforts on research and development related to certain proprietary finished dosage products and APIs. In making its determination the Board of Directors considered, among other factors, the Company's ability and time required to generate positive cash flow and income from the operation of the Company's finished dosage manufacturing, packaging, labeling and distribution facilities located in Congers, New York (collectively, the "Congers Facilities") in the manufacture and distribution of finished dosage generic products pursuant to abbreviated new drug applications ("ANDAs").

         The Company incurred losses of $48.5 million in 2003, $59.6 million in 2002 and $12.6 million in 2001. The Board determined that near term sales of the Company's finished dosage generic products would likely result in continued financial losses in view of the highly competitive market environment, low market pricing, declining market size for its existing generic products and the lack of timely new generic product launches. Based on this analysis and other factors, the Board concluded that the Company restructure its operations by closing or divesting the Congers Facilities and reducing certain activities at its Culver Facility. The plan targeted a reduction in workforce of approximately 70 employees at the Congers Facilities, 25 employees at the Culver Facility and 5 employees in Rockford, Illinois.

         In implementing the restructuring plan at the Culver Facility, the reduction in work force involved approximately 25 employees engaged in or supporting the manufacture of doxycycline hyclate and doxycycline monohydrate APIs which were converted to finished dosage products at the Congers Facilities. With the closure of the Congers Facilities the APIs manufactured in Culver were not required. The Culver Facility work force reduction was substantially completed by December 31, 2003.

         In implementing the restructuring plan at the Rockford, Illinois administrative office facility, the Company terminated its Rockford office lease agreement and relocated the administrative functions to Palatine, Illinois. This process was completed on February 29, 2004 resulting in a reduction in work force of 5 employees.

         In implementing the restructuring of operations at the Congers Facilities, the reduction in work force involved essentially all of the employees at the site. Finished generic product manufacturing operations substantially ceased on January 30, 2004. Packaging and labeling operations ceased approximately February 12, 2004 and quality assurance and related support activities ceased on approximately February 27, 2004. Such dates also mark the substantial completion of the reduction in work force of approximately 70 employees engaged in these activities at the Congers Facilities. From approximately March 1, 2004 to March 19, 2004 a small logistics, maintenance and warehouse staff prepared the Congers Facilities for sale to Ivax Pharmaceuticals as described below under the caption "Sale of Assets".

         In accordance with the restructuring of the its operations, the Company has transitioned to a single vertically integrated operations site located at its Houba, Inc. subsidiary in Culver, Indiana. The Company intends to implement the following strategy and perform relevant key activities primarily at the Culver Facility:

                  - Development of the Company's proprietary abuse deterrent formulation technology (the "ADF Technology") for use in orally administered opioid finished dosage products.

                  - Manufacture and quality assurance release of clinical trial supplies of certain finished dosage form products utilizing the ADF Technology.

                  - Evaluation of certain finished dosage products utilizing the ADF Technology in clinical trials.

                  - Scale-up and manufacture of commercial quantities of certain products utilizing the ADF Technology for sale by the Company's licensees.

                  - Research, development and scale up of the Company's novel Opioid Synthesis Technologies.

                  - Prosecution of the Company's application to the DEA to receive a registration (the "Import Registration") to import Narcotic Raw Materials ("NRMs") for use in the production of opioid API's utilizing the Company's Opioid Synthesis Technologies.

                  - Negotiating and executing license and development agreements with strategic pharmaceutical company partners providing that such licensees will further develop certain finished dosage products utilizing the ADF Technology, file for regulatory approval with the FDA and other regulatory authorities and commercialize such products.

         The development, scale- up and commercialization of APIs incorporating the Company's Opioid Synthesis Technologies and ADF Technology are subject to various factors, many of which are outside the Company's control. To date, a portion of such technologies have been tested in laboratory settings, and none have been tested in clinical settings. All such technologies will need to be successfully scaled up to be commercially viable, of which no assurance can be given. Additionally, the Company must satisfy, and continue to maintain compliance with the DEA's and FDA's requirements for the maintenance of its controlled substances research and manufacturing registrations. The Company is pursuing the Import Registration to import NRMs from certain foreign countries as described above under the caption "Import License Registration". The process of seeking the Import Registration, the continuing development of the Company's Opioid Synthesis Technologies and the development of finished dosage products utilizing the Company's ADF Technology are planned to continue through 2004. The Company is unable to provide any assurance that such technologies can be scaled up to commercial scale or that they will be commercially viable. Moreover, no assurance can be given that the Company will succeed in obtaining the Import Registration. The Company is committing substantially all of its resources and available capital to the development of the ADF Technology, Opioid Synthesis Technologies and to the prosecution of the Import Registration. The failure of the Company to successfully develop the ADF Technology will have a material adverse effect on the Company's operations and financial condition.

2004 DEBENTURE OFFERING

         On February 6, 2004, the Company consummated a private offering of securities for an aggregate purchase price of approximately $12.3 million (the "2004 Debenture Offering"). The securities issued in the 2004 Debenture Offering consisted of convertible senior secured debentures (the "2004 Debentures"). The 2004 Debentures were issued by the Company pursuant to a certain Debenture and Share Purchase Agreement dated as of February 6, 2004 (the "2004 Purchase Agreement") by and among the Company, Care Capital Investments II, LP ("Care Capital"), Essex Woodlands Health Ventures V, L.P. ("Essex"), Galen Partners III, L.P. and each of the Purchasers listed on the signature page thereto (collectively, the "2004 Debenture Investor Group"). On April 14, 2004 the Company completed an additional closing under the 2004 Purchase Agreement and issued additional 2004 Debentures in the aggregate principal amount of approximately $579,000, bringing the principal amount of the 2004 Debentures issued by the Company under the 2004 Purchase Agreement to an aggregate amount of approximately $12.879 million.

         Of the approximate $12.879 million in 2004 Debentures issued in the 2004 Debenture Offering, approximately $2 million of 2004 Debentures were issued in exchange for the surrender of like amount of principal plus accrued interest outstanding under Company's 5% convertible senior secured debentures issued pursuant to working capital bridge loan transactions with Care Capital, Essex Woodlands and Galen Partners III, L.P., Galen International III, L.P., and Galen Employee Fund III, L.P. (collectively, "Galen") during November and December, 2003. The 2004 Purchase Agreement further provides that the Company may issue additional 2004 Debentures in the principal amount of up to approximately $1.121 million on or prior to June 5, 2004, provided that the aggregate principal amount of 2004 Debentures issued pursuant to the 2004 Purchase Agreement shall not exceed $14 million without the consent of the holders of 60% of the principal amount of the 2004 Debentures then held by Care Capital, Essex and Galen.

         The 2004 Debentures, issued at par, bear interest at the rate of 1.62% per annum, the short-term Applicable Federal Rate on the date of issuance. The 2004 Debentures are secured by a lien on all assets of the Company. In addition, each of Houba, Inc. and Axiom Pharmaceutical Corporation, each a wholly-owned subsidiary of the Company, has executed in favor of the 2004 Debenture holders, an unconditional agreement of guaranty of the Company's obligations under the 2004 Purchase Agreement. Each guaranty is secured by all assets of such subsidiary. In addition, the Company has pledged the stock of each such subsidiary to the holders of the 2004 Debentures to further secure its obligations under the 2004 Purchase Agreement.

         In accordance with the terms of an Amended and Restated Subordination Agreement dated as of February 6, 2004 between the Company, the holders of the 2004 Debentures and the holders of the Company's other outstanding debentures, the liens on the Company's and its subsidiary's assets as well as the payment priority of the 2004 Debentures are (i) subordinate to the Company's lien and payment obligations in favor of Watson Pharmaceuticals under the Watson Term Loan Agreement, and (ii) senior to the Company's lien and payment obligations in favor of the holders of the Company's other outstanding debentures in the aggregate principal amount of approximately $87.7 million.

         The 2004 Debentures (including the principal amount plus interest accrued at the date of conversion) will convert automatically into the Company's Series A convertible preferred stock (the "Series A Preferred") immediately following the Company's receipt of shareholder approval at its next shareholders' meeting to restate the Company's Certificate of Incorporation (the "Charter Amendment") to authorize the Series A Preferred and the Junior Preferred Shares (as described below) and the filing of the Charter Amendment with the Office of the New York Department of State (the date of such filing, the "Charter Amendment Filing Date"), as provided in the 2004 Purchase Agreement. The 2004 Debentures will convert into Series A Preferred at a price per share (the "Series A Conversion Price") of $0.6425, representing the average of the closing bid and asked prices of the Company's Common Stock for the twenty
(20) trading days ending February 4, 2004, as reported by the Over-the-Counter ("OTC") Bulletin Board. The Series A Conversion Price is subject to adjustment, from time to time, to equal the consideration per share received by the Company for its Common Stock, or the conversion/exercise price per share of the Company's Common Stock issuable under rights or options for the purchase of, or stock or other securities convertible into, Common Stock ("Convertible Securities"), if lower than the then applicable Series A Conversion Price.

         Based on the $0.6425 Series A Conversion Price of the Series A Shares and estimating the interest accrual under the 2004 Debentures prior to the Charter Amendment Filing Date, the 2004 Debentures with an aggregate principal amount of $14 million would be convertible into an aggregate of approximately 22 million Series A Preferred shares.

         In general, the Series A Preferred shares have a liquidation preference equal to five (5) times the initial $0.6425 Series A Conversion Price (the "Series A Liquidation Preference"). In addition, the Series A Preferred shares are convertible into the Company's Common Stock, with each Series A Preferred share convertible into the number of shares of Common Stock obtained by dividing
(i) the Series A Liquidation Preference, by (ii) the $0.6425 Series A Conversion Price, as such conversion price may be adjusted, from time to time, pursuant to the dilution protections of such shares. Without limiting the Series A Liquidation Preference, the holders of Series A Preferred shares also have the right to participate with the holders of the Company's Common Stock upon the occurrence of a liquidation event, including the Company's merger, sale of all or substantially all of its assets or a change of control transaction, on an as-converted basis (but for these purposes only, assuming the Series A Preferred shares to be convertible into only thirty percent (30%) of the shares of Common Stock into which they are otherwise then convertible). The holders of Series A Preferred shares also have the right to vote as part of a single class with all holders of the Company's voting securities on all matters to be voted on by such security holders. Each holder of Series A Preferred shares will have such number of votes as shall equal the number of votes he would have had if such holder converted all Series A Preferred shares held by such holder into shares of Common Stock immediately prior to the record date relating to such vote.

         The 2004 Purchase Agreement provides that each of Care Capital, Essex and Galen (collectively, the "Lead 2004 Investors") has the right to designate for nomination one member of the Company's Board of Directors, and that the Lead Investors collectively may designate one additional member of the Board (collectively, the Designees"). The Purchase Agreement further provides that the Designees, if so requested by such Designee in his sole discretion, shall be appointed to the Company's Executive Committee, Compensation Committee and any other Committee of the Board of Directors. The Designees of Care Capital, Essex and Galen are Messrs. Karabelas, Thangaraj and Wesson, respectively, each of whom are current Board members. Effective as of the closing of the 2004 Purchase Agreement, the Lead 2004 Investors may collectively nominate one additional Designee to the Board. The Company has agreed to nominate and appoint to the Board of Directors, subject to shareholder approval, one designee of each of Care Capital, Essex and Galen, and one collective designee of the Lead 2004 Investors, for so long as each holds a minimum of 50% of the Series A Preferred shares initially issued to such party (or at least 50% of the shares of Common Stock issuable upon conversion of the Series A Preferred shares).

         As of February 10, 2004, the date of the initial closing of the 2004 Purchase Agreement, the Company had issued and outstanding and aggregate of approximately $87.7 million in principal amount of 5% convertible senior secured debentures maturing March 31, 2006 issued pursuant to three separate Debenture Purchase Agreements dated March 10, 1998, as amended (the "1998 Debentures"), May 26, 1999, as amended (the "1999 Debentures") and December 20, 2002 (the "2002 Debentures"), respectively. The 1998 Debentures, 1999 Debentures and 2002 Debentures are referred to collectively as the "1998-2002 Debentures". After giving effect to the Company's issuance of additional 5% convertible senior secured debentures in satisfaction of interest payments on the 1998-2002 Debentures, as of February 10, 2004, the 1998-2002 Debentures were convertible into an aggregate of approximately 190.1 million shares of the Company's Common Stock.

         Simultaneous with the execution of the 2004 Purchase Agreement, and as a condition to the initial closing of the 2004 Purchase Agreement, the Company, the 2004 Debenture Investor Group and each of the holders of the 1998-2002 Debentures executed a certain Debenture Conversion Agreement, dated as of February 6, 2004 (the "Conversion Agreement"). In accordance with the terms of the Conversion Agreement, each holder of the 2004 Debentures agreed to convert the 2004 Debentures held by such holder into the Company's Series A Preferred shares and each holder of 1998-2002 Debentures agreed to convert the 1998-2002 Debentures held by such holder into the Company's Series B convertible preferred stock (the "Series B Preferred") and/or Series C-1, C-2 and/or C-3 convertible preferred stock (collectively, the "Series C Preferred"). The Series C Shares together with the Series B Shares are herein referred to as, the "Junior Preferred Shares", and the Junior Preferred Shares together with the Series A Preferred, are collectively referred to as the "Preferred Stock". The Conversion Agreement provides, among other things, for the automatic conversion of the 2004 Debentures and the 1998-2002 Debentures (collectively, the "Outstanding Debentures") into the appropriate class of Preferred Stock immediately following the Company's receipt of shareholder approval to the Charter Amendment authorizing the creation of the Preferred Stock and the filing of the Charter Amendment with the Office of the New York Department of State.

         Under the Conversion Agreement, the holders of approximately $6.7 million in principal amount of 2002 Debentures issued during 2003 will convert such 2002 Debentures (plus accrued and unpaid interest) into Series B Preferred Shares. Of the remaining approximate $81 million in principal amount of the 1998-2002 Debentures, approximately $31.6 million is comprised of 1998 Debentures, approximately $21.8 million is comprised of 1999 Debentures and approximately $27.6 million is comprised of 2002 Debentures. The 1998 Debentures will be converted into Series C-1 Preferred shares. The 1999 Debentures will be converted into Series C-2 Preferred shares. The remaining balance of the 2002 Debentures shall be converted into Series C-3 Preferred shares.

         The number of Junior Preferred Shares to be received by each holder of 1998-2002 Debentures is based on the respective prices at which the 1998-2002 Debentures were convertible into Common Stock. The 2002 Debentures issued in 2003 have a conversion price of $0.3420 per share. The 1998 Debentures, 1999 Debentures and the remaining balance of the 2002 Debentures have conversion prices of $0.5776, $0.5993 and $0.3481 per share, respectively. Based on the respective conversion prices of the 1998-2002 Debentures, and estimating the interest accrual on the 1998-2002 Debentures prior to the Charter Amendment Filing Date, the 1998-2002 Debentures are convertible into an aggregate of approximately 20.0 million Series B Preferred shares, 56.5 million Series C-1 Preferred shares, 37.5 million Series C-2 Preferred shares and 80.9 million Series C-3 Preferred shares.

         In general, the Junior Preferred Shares have a liquidation preference equal to one (1) time the principal amount plus accrued and unpaid interest of the 1998-2002 Debentures converted into Junior Preferred Shares The liquidation preference of the Series B Preferred has priority over, and will be satisfied prior to, the liquidation preference of the Series C Preferred. The liquidation preference for each class of the Junior Preferred Shares is equal to the conversion prices of such shares. The Junior Preferred Shares are convertible into the Company's Common Stock, with each Junior Preferred Share convertible into one share of Common Stock. The holders of the Junior Preferred Shares have the right to vote as part of the single class with all holders of the Company's Common Stock and the holders of the Series A Preferred on all matters to be voted on by such stockholders, with each holder of Junior Preferred Shares having such number of votes as shall equal the number of votes he would have had if such holder had converted all Junior Preferred Shares held by such holder into Common Stock immediately prior to the record date relating to such vote.

         The Company was a party to a certain loan agreement with Watson Pharmaceuticals ("Watson") pursuant to which Watson made term loans to the Company (the "Watson Term Loan Agreement") in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes"). It was a condition to the completion of the 2004 Debenture Offering that simultaneous with the closing of the 2004 Purchase Agreement, the Company shall have paid Watson the sum of approximately $4.3 million (which amount was funded from the proceeds of the 2004 Debenture Offering) and conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes. A part of such transaction, the Watson Notes were amended to extend the maturity date of such notes from March 31, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, to reduce the principal amount of the Watson Notes from $21.4 million to $5 million, and to provide for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default under the Watson Notes (the Watson Notes as so amended, the "Amended and Restated Watson Note"). Simultaneous with the issuance of the Amended and Restated Watson Note, each of the Lead 2004 Investors and the other investors in the 2004 Debentures as of February 10, 2004 (collectively, the "Watson Note Purchasers") purchased the Amended and Restated Note from Watson in consideration for a payment to Watson of $1.0 million.

         In addition to Watson's forgiveness of approximately $16.4 million under the Watson Notes, as additional consideration for the Company's payment to Watson of approximately $4.3 million and the Company's conveyance of certain Company assets, all supply agreements between the Company and Watson were terminated and Watson waived the dilution protections contained in the Common Stock purchase warrant dated December 20, 2002 exercisable for approximately
10.7 million shares of the Company's Common Stock previously issued by the Company to Watson, to the extent such dilution protections were triggered by the transactions provided in the 2004 Debenture Offering.

         The Amended and Restated Watson Note in the principal amount of $5.0 million as purchased by the Watson Note Purchasers is secured by a first lien on all of the Company's and its subsidiaries' assets, senior to the lien securing the Outstanding Debentures and all other Company indebtedness, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007.

         As of April 14, 2004, after giving effect to the payment to Watson of approximately $4.3 million to restructure the Watson Term Loan and the payment of legal and other professional fees relating to the 2004 Debenture Offering, the Company realized net proceeds from the 2004 Debenture Offering of approximately $ 5.8 million (the "2004 Debenture Offering Proceeds").

SALE OF ASSETS

         In the three months following the Company's November 6, 2003 press release announcing the implementation of the restructuring of the Company's operations, the Company contacted, or was contacted by, a total of 21 parties expressing interest in the Congers Facilities and certain non revenue generating ANDAs. Such parties were provided with a detailed descriptive memorandum relating to the assets and operations of the Congers Facilities. The majority of such parties completed a tour of the facilities and varying degrees of diligence investigation. Of such parties four provided draft letters of intent outlining non-binding terms for the acquisition of the assets of the Congers Facilities, including the direct purchase by such parties of the Company's leased facility located on Brenner Drive, Congers, New York from the landlord of this site.

         In February, 2004, the Company sold certain non-revenue generating ANDAs to a third party in consideration of $2.0 million. In addition, on March 19, 2004, the Company and its wholly-owned subsidiary, Axiom Pharmaceutical Corporation, entered into an Asset Purchase Agreement with IVAX Pharmaceuticals New York LLC ("IVAX"). Pursuant to the Purchase Agreement, the Company and Axiom agreed to sell to IVAX substantially all of the Company's assets used in the operation of the Company's former generic manufacturing and packaging operations located in Congers, New York. Shareholder approval is necessary to complete the IVAX transaction and will be sought at the Company's next annual meeting of shareholders. After giving effect to the payment of legal and other professional fees relating to the IVAX transaction, the Company estimates that it will realize aggregate net proceeds from the IVAX transaction of approximately $2.3 million. The aggregate proceeds of $4.3 million from these asset divestment transactions is hereinafter referred to as the "Asset Divestment Proceeds."

HYDROCODONE OPTION AGREEMENT

         The Company estimates that to scale up its hydrocodone bitartrate process #1 Opioid Synthesis Technology to desirable commercial scale at its Culver Facility, additional funding of approximately $7.0 million will be required for facility improvements, the purchase, installation and validation of new API manufacturing equipment, environmental waste management compliance, the preparation of the drug master files for the API to be produced at the facility, and related direct labor expense (collectively, the "API Scale Up Expenses"). The Company is a party to a certain Hydrocodone Option Agreement dated February 6, 2004 with Watson Pharmaceuticals ("Watson") pursuant to which the Company has granted Watson a six (6) month exclusive option to enter into a supply agreement with the Company for supply of hydrocodone bitartrate API (the "Hydrocodone API"). If such option is exercised by Watson, at Watson's sole discretion, of which there can be no assurance, Watson will fund 50% of the API Scale Up Expenses, up to a maximum of $3.5 million and the Company has agreed to use commercially reasonable efforts to obtain financing dedicated to fund its portion of the API Scale Up Expenses. In the event the Company is unable to secure financing dedicated to fund its portion of the API Scale Up Expenses, the Hydrocodone Option provides that the parties will discuss alternatives relating to the scale up of the its Opioid Synthesis Technology for Hydrocodone API.

         There can be no assurance that Watson will exercise the Hydrocodone Option or, even if exercised, that the Company will succeed in obtaining financing dedicated to fund its portion of the API Scale Up Expenses. As described in this Report, no portion of the 2004 Debenture Offering Proceeds or the Asset Divestment Proceeds is budgeted for the API Scale Up Expenses. Until such time, if any, as the Company secures third-party financing dedicated to the API Scale Up Expenses, the Company will be unable to complete the commercial scale up of its Opioid Synthesis Technologies.

MARKETING AND CUSTOMERS

         As a result of restructuring its operations, the Company has discontinued the manufacture and distribution of all of its generic products and therefore at this time is not engaged in product marketing, selling or distributing finished dosage products or bulk API to trade or pharmaceutical industry customers.

GOVERNMENT REGULATION

GENERAL

         All pharmaceutical technology and manufacturing firms, including the Company, are subject to extensive regulation by the Federal government, principally by the FDA, and, to a lesser extent, by state and local governments. Additionally, the Company is subject to extensive regulation by the DEA for research, development and manufacturing of controlled substances. The Company cannot predict the extent to which it may be affected by legislative and other regulatory developments concerning its products and the healthcare industry in general. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other Federal statutes and regulations govern or influence the testing, manufacture, labeling, storage, record keeping, approval, pricing, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, criminal proceedings, total or partial suspension of production, and refusal of the government to enter into supply contracts or to approve new drug applications. The FDA also has the authority to revoke or withhold approvals of new drug applications.

         FDA approval is required before any "new drug," whether prescription or over-the-counter, can be marketed. A "new drug" is one not generally recognized by qualified experts as safe and effective for its intended use. Such general recognition must be based on published adequate and well controlled clinical investigations. Each dosage form of a specific "new drug" product requires separate approval by the FDA. In general, as discussed below, less costly and time consuming approval procedures may be used for generic equivalents as compared to the innovative products. In addition, certain modifications using existing pharmaceutical products may be subject to streamlined approval procedures, although a case-by-case analysis must be undertaken. In addition to providing required safety and effectiveness data for FDA approval, a drug manufacturer's practices and procedures must conform to current Good Manufacturing Practice Regulations ("CGMPs"), which apply to the manufacture, receiving, holding and shipping of all drugs, whether or not approved by the FDA. To ensure full compliance with relevant standards, some of which are set forth in regulations, the Company must continue to expend time, money and effort in the areas of production and quality control. Failure to so comply risks delays in approval of drugs, disqualification from eligibility to sell to the government, and possible FDA enforcement actions, such as an injunction against shipment of the Company's products, the seizure of non-complying drug products, and/or, in serious cases, criminal prosecution. The Company's manufacturing facilities are subject to periodic inspection by the FDA.

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

DRUG APPROVALS

         There are currently three ways to obtain FDA approval to commercially market and distribute a new drug in the U.S.

                  1. New Drug Applications ("NDA"). Unless one of the procedures discussed in paragraph 2 or 3 below is available, a prospective manufacturer must conduct and submit to the FDA complete clinical studies to prove a drug's safety and efficacy, in addition to the bioavailability and/or bioequivalence studies discussed below, and must also submit to the FDA information about manufacturing practices, the chemical make-up of the drug and labeling. Some of the products anticipated to be developed by the Company which will incorporate the API Synthesis Technologies and the ADF Technology will require an NDA filing.. The full clinical testing required for the preparation and filing of an NDA requires the expenditure of substantial resources. The Company intends to collaborate with third-parties to fund the preparation and filing of any such NDAs. There can be no assurance that any such collaboration will be available on terms acceptable to the Company, if at all.

                  2. Abbreviated New Drug Applications ("ANDAs"). The Drug Price Competition and Patent Term Restoration Act of 1984 (the "1984 Act") established the ANDA procedure for obtaining FDA approval for those drugs that are off-patent or whose exclusivity has expired and that are bioequivalent to brand-name drugs. An ANDA is similar to an NDA, except that the FDA waives the requirement of conducting complete clinical studies of safety and efficacy, although it may require expanded clinical bioavailability and/or bioequivalence studies. "Bioavailability" means the rate of absorption and levels of concentration of a drug in the blood stream needed to produce a therapeutic effect. "Bioequivalence" means equivalence in bioavailability between two drug products. In general, an ANDA will be approved only upon a showing that the generic drug covered by the ANDA is bioequivalent to the previously approved version of the drug product, i.e., that the rate of absorption and the levels of concentration of a generic drug in the body are substantially equivalent to those of a previously approved equivalent drug product. The principal advantage of this approval mechanism is that an ANDA applicant is not required to conduct the same preclinical and clinical studies to demonstrate that the product is safe and effective for its intended use.

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

                  3. "505(b)(2) or "Paper" NDA. An alternative NDA procedure is provided by the 1984 Act whereby the applicant may rely on published literature and more limited testing requirements. This application process is useful when the API is commercially available in an alternative dosage form or formulation. The Company believes that the 505(b)(2) application procedure may be applicable to a portion of the products it intends to develop utilizing its ADF Technology.

HEALTHCARE REFORM

                  Several legislative proposals to address the rising costs of healthcare have been introduced in Congress and several state legislatures. Many of such proposals include various insurance market reforms, the requirement that businesses provide health insurance coverage for all their employees, significant reductions in the growth of future Medicare and Medicaid expenditures, and stringent government cost controls that would directly control insurance premiums and indirectly affect the fees of hospitals, physicians and other healthcare providers. Such proposals could adversely affect the Company's business by, among other things, reducing the demand, and the prices paid, for pharmaceutical products such as those being developed by the Company. Additionally, other developments, such as (i) the adoption of a nationalized health insurance system or a single payor system, (ii) changes in needs-based medical assistance programs, or (iii) greater prevalence of capitated reimbursement of healthcare providers, could adversely affect the demand for the Company's products in development utilizing the Proprietary Technologies.

ENVIRONMENTAL COMPLIANCE

         In addition to regulation by the FDA and DEA, the Company is subject to regulation under Federal, state and local environmental laws. The Company believes it is in material compliance with applicable environmental laws. In February of 2001, the Indiana Department of Environmental Management (IDEM) issued a notice of violation to the Culver Facility alleging deficiencies with wastewater management at the site. The Company challenged those allegations and has been engaged in productive discussions with IDEM since that time in an effort to achieve a solution that is satisfactory to the parties. Although this issue remains unresolved, discussions are ongoing. The Company does not believe that the outcome of such discussion will have a material impact on the Company's financial condition or its ability to effectively operate and undertake activities at the Culver Facility.

COMPETITION

         The Company competes to varying degrees with numerous companies in the pharmaceutical research, development, manufacturing and commercialization fields. Most, if not all, of the Company's competitors have substantially greater financial and other resources and are able to expend more funds and effort than the Company in research and development of their competitive technologies and products. Although a larger company with greater resources than the Company will not necessarily have a higher likelihood of receiving regulatory approval for a particular product or technology as compared to a smaller competitor, the company with a larger research and development expenditure will be in a position to support more development projects simultaneously, thereby improving the likelihood of obtaining regulatory approval of a commercially viable product or technology than its smaller rivals.

RAW MATERIALS

         The DEA controls both the quantity of controlled substances produced in the U.S. and the quantity of certain raw materials obtained by pharmaceutical developers and manufacturers for the production of controlled substances. In this regard, the Company is required to file for and obtain quotas from the DEA for the purchase and use of controlled substance materials including NRMs. Although the Company has made initial contacts with overseas NRM suppliers, no assurance can be given that the Company will be successful in obtaining an adequate quota from the DEA or (even assuming the Company's Import Registration is granted) in contracting with third-party suppliers in foreign countries for NRMs on commercially acceptable terms for the Company's requirements of NRMs to be used in its controlled substance development and commercialization efforts. Provided the Company continues to seek the Import Registration, the process and proceedings described in this Report will continue through 2004 and beyond.

SUBSIDIARIES

         The Company's Culver, Indiana research, development, and manufacturing operations are conducted by Houba, Inc., an Indiana corporation and wholly-owned subsidiary of the Company. Axiom Pharmaceutical Corporation, a Delaware corporation, is a wholly-owned subsidiary of the Company and was formerly engaged in generic product manufacturing and distribution in Congers, New York. Inasmuch as the Company's generic drug manufacturing and distribution operations have been terminated, Axiom Pharmaceutical Corporation will become an inactive subsidiary of the Company.

EMPLOYEES

         As of March 31, 2004, the Company had 18 full-time employees. Twelve of these employees are engaged in activities at the Culver Facility relating to the research, development, scale-up and commercialization of the Opioid Synthesis Technologies and ADF Technology. The remaining employees are engaged in administrative, legal, accounting, finance, market research, business development and licensing activities.

ITEM 2. PROPERTIES

         The Company leases approximately 1,600 square feet of administrative office space at 616 N. North Court, Suite 120, Palatine, Illinois 60067. The lease agreement is between the Company and an unaffiliated lessor. The lease agreement has a term of one year expiring February 28, 2005. The Company has an option to renew the lease for an additional one year term. The lease agreement provides for annual rent, property taxes, common area maintenance and janitorial services for approximately $29,000 per year. This leased office space is utilized for the Company's administrative, accounting, finance, market research, and business development functions.

         The Company's research, development, laboratory, warehouse and manufacturing facility is at 16235 State Road 17, Culver, Indiana. At this location the Company's Houba, Inc. subsidiary owns a 45,000 square foot facility on approximately 30 acres of land. This facility includes an office area for administrative functions and quality assurance functions, an API manufacturing area, an analytical methods development, assay testing and chemistry research laboratory, a product and API stability testing area, a warehouse area, and an area for tablet and capsule finished dosage product manufacturing.

ITEM 3. LEGAL PROCEEDINGS

         Beginning in 1992, actions were commenced against the Company and numerous other pharmaceutical manufacturers in connection with the alleged exposure to diethylstilbestrol ("DES"). The defense of all of such matters was assumed by the Company's insurance carrier and a substantial number have been settled by the carrier. Currently, several actions remain pending with the Company as a defendant and the insurance carrier is defending each action. The Company does not believe any of such actions will have a material impact on the Company's financial condition.

         The Company is named as a defendant in an action entitled Alfred Kohn
v. Halsey Drug Co. in the Supreme Court of New York, Bronx County. The plaintiff seeks damages of $1.0 million for breach of an alleged oral contract to pay a finder's fee for a business transaction involving the Company. Discovery in this action is complete. The Company's motion for summary judgment was due to be heard by the Court on August 8, 2003. Plaintiff Kohn deceased shortly prior to such hearing date, and the motion for summary judgment and any trial of this matter have been stayed pending the substitution of Mr. Kohn's estate as the plaintiff. The Company does not believe this action will have a material impact on the Company's financial condition.

         On June 13, 2002, the Company was named an additional defendant in an Amended Complaint filed in the matter entitled Vintage Pharmaceuticals, Inc., v. Watson Pharmaceuticals, Inc., and Halsey Drug Company, Inc., pending in the United States District Court for the Northern District of Alabama, Civil Action No. CV 01-B-1847-NE. Vintage seeks unspecified damages from the Company for allegedly interfering with Vintage's contract to produce Monodox(R), the brand name of doxycycline monohydrate, for Watson the Company denies the allegations, and is vigorously defending the action. Watson Pharmaceuticals' motion for summary judgment was approved by the Court on April 13, 2004. The Company intends to file a motion to dismiss the Amended Complaint for failure to state a cause of action based on the summary judgment approval in favor of Watson on the underlying claim.

The Company does not believe this action will have a material impact on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                           BID PRICE
                                          ----------
               PERIOD                     HIGH   LOW
               ------                     ----  ----
2002 Fiscal Year
  First Quarter.........................   2.4   1.5
  Second Quarter........................  2.75   1.3
  Third Quarter.........................  1.95  1.05
  Fourth Quarter........................  1.85   .68
2003 Fiscal Year
  First Quarter.........................  1.09   .82
  Second Quarter........................  1.11   .76
  Third Quarter.........................  1.60   .76
  Fourth Quarter........................  1.07   .26
2004 Fiscal Year
  First Quarter.........................   .82   .41

HOLDERS

         There were approximately 669 holders of record of the Company's common stock on March 31, 2004. This number, however, does not reflect the ultimate number of beneficial holders of the Company's common stock.

DIVIDEND POLICY

         The payment of cash dividends from current earnings is subject to the discretion of the Board of Directors and is dependent upon many factors, including the Company's earnings, its capital needs and its general financial condition. The terms of the Series A Preferred shares issuable by the Company upon conversion of the Company's 5% convertible senior secured debentures issued pursuant to the Debenture and Share Purchase Agreement dated as of February 6, 2004 (the "2004 Debentures") and the Term Loan Agreement assigned by Watson Pharmaceuticals to Care Capital Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners III, L.P. and other investors in the 2004 Debentures (see "Item 13. Certain Relationships and Related Transactions") prohibit the Company from paying cash dividends. The Company does not intend to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended December 31, 2003, the Company issued the following securities which were not registered under the Securities Act:

                  (i) 5% convertible senior secured debentures in the aggregate principal amount $3.5 million (the "Bridge Notes") issued to certain bridge lenders (the "Bridge Lenders") on each of October 7, November 2, December 5, and December 29, 2003; and

                  (ii) 5% convertible senior secured debentures in the aggregate principal amount of $427,577 issued in satisfaction of accrued interest under the Company's outstanding 5% convertible senior secured debentures.

         Each of the investors in the Bridge Notes and the recipients of 5% convertible senior secured debentures in satisfaction of interest payments is an Accredited Investor as defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Each of such securities was issued without registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data presented on the following pages for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2003 and December 31, 2002, and for each of the years in the three-year period ended December 31, 2003, and the report thereon, are included elsewhere herein. The selected financial information as of and for the years ended December 31, 2000 and 1999 are derived from the audited Consolidated Financial Statements of the Company not presented herein.

         The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto included elsewhere in this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2003        2002        2001        2000        1999
                                      --------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net revenues ......................   $  5,750    $  8,205    $ 16,929    $ 20,223    $ 11,420
Operating Costs
Cost of manufacturing .............   $ 11,705    $ 12,535      14,857      18,743      15,316
Research and development ..........   $  1,460    $  1,517       1,327       1,821       1,075
Selling, general and
  Administrative expenses .........   $  7,903    $  7,216       6,616       6,208       7,383
Plant shutdown costs ..............   $  1,926    $   (126)         68          53       3,220
Interest expense ..................   $  6,001    $  4,728       3,913       3,699       2,946
Interest income ...................   $     25    $     15          69         662          95
Amortization of deferred debt
  Discount and private offering
  Costs ...........................   $ 24,771    $ 12,558       2,591       2,448       1,825
Loss on extinguishments of
  Debt ............................   $     --    $ 28,415
Investment in joint venture .......   $     --    $     --        (202)        (57)         --
Other (income) expense ............   $    464    $    966         (13)       (101)       (187)
Loss before income tax
  Benefit .........................   $(48,455)   $(59,589)    (12,563)    (12,043)    (20,063)
Income tax benefit ................   $     --    $     --          --        (389)         --
Net loss ..........................   $(48,455)   $(59,589)   $(12,563)   $(11,654)   $(20,063)
                                      ========    ========    ========    ========    ========
Basic and diluted loss per
  common share ....................   $  (2.28)   $  (3.90)   $   (.84)   $   (.80)   $  (1.40)
                                      ========    ========    ========    ========    ========
Weighted average number of
  outstanding shares ..............     21,227      15,262      15,021      14,503      14,326
                                      ========    ========    ========    ========    ========

                                               DECEMBER 31,
                       -----------------------------------------------------------
                         2003         2002         2001         2000        1999
                       ---------    ---------    ---------    --------    --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Working capital
  (deficiency) .....   $  (3,770)   $   5,933    $  (8,276)   $ (5,061)   $ (5,181)
Total assets .......   $   6,622    $  19,364       11,069      15,209      12,495
Total liabilities ..   $  29,964    $  31,632       76,505      68,558      54,869
Accumulated deficit    $(209,546)   $(161,090)    (101,501)    (88,938)    (77,284)
Stockholders' equity
  (deficit) ........   $ (52,067)   $ (12,268)     (65,436)    (53,349)    (42,374)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements set forth under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" on page 2 of this Report for additional factors relating to such

Statements.

OVERVIEW

         After due consideration of alternative strategies and considering the optimal use of available funding, and the prospects for attracting new funding, on October 30, 2003, the Company's Board of Directors unanimously adopted a strategy to substantially restructure the Company's operations. On November 6, 2003, the Company publicly announced its restructuring plan to focus its efforts on research and development related to certain proprietary finished dosage products and APIs. In making its determination the Board of Directors considered, among other factors, the Company's ability and time required to generate positive cash flow and income from the operation of the Company's finished dosage manufacturing, packaging, labeling and distribution facilities located in Congers, New York (collectively, the "Congers Facilities") in the manufacture and distribution of finished dosage generic products pursuant to abbreviated new drug applications ("ANDAs").

         The Company incurred losses of $48.5 million in 2003, $59.6 million in 2002 and $12.6 million in 2001. The Board determined that near term sales of the Company's finished dosage generic products would likely result in continued financial losses in view of the highly competitive market environment, low market pricing, declining market size for its existing generic products and the lack of timely new generic product launches. Based on this analysis and other factors, the Board concluded that the Company restructure its operations by closing or divesting the Congers Facilities and reducing certain activities at its Culver Facility. The plan targeted a reduction in workforce of approximately 70 employees at the Congers Facilities, 25 employees at the Culver Facility and 5 employees in Rockford, Illinois.

         In implementing the restructuring plan at the Culver Facility, the reduction in work force involved approximately 25 employees engaged in or supporting the manufacture of doxycycline hyclate and doxycycline monohydrate APIs which were converted to finished dosage products at the Congers Facilities. With the closure of the Congers Facilities the APIs manufactured in Culver were not required. The Culver Facility work force reduction was substantially completed by December 31, 2003.

         In implementing the restructuring plan at the Rockford, Illinois administrative office facility, the Company terminated its Rockford office lease agreement and relocated the administrative functions to Palatine, Illinois. This process was completed on February 29, 2004 resulting in a reduction in work force of 5 employees.

         In implementing the restructuring of operations at the Congers Facilities, the reduction in work force involved essentially all of the employees at the site. Finished generic product manufacturing operations substantially ceased on January 30, 2004. Packaging and labeling operations ceased approximately February 12, 2004 and quality assurance and related support activities ceased on approximately February 27, 2004. Such dates also mark the substantial completion of the reduction in work force of approximately 70 employees engaged in these activities at the Congers Facilities. From approximately March 1, 2004 to March 19, 2004 a small logistics, maintenance and warehouse staff prepared the Congers Facilities for sale to Ivax Pharmaceuticals as described above under the caption "Sale of Assets".

         In implementing the restructuring adopted by the Board, the Company has transitioned to a single vertically integrated operations site located at its Houba, Inc. subsidiary in Culver, Indiana. The Company's strategy and key activities to be conducted at the Culver Facility are as follows:

                  - Development of the Company's ADF Technology for use in orally administered opioid finished dosage products.

                  - Manufacture and quality assurance release of clinical trial supplies of certain finished dosage form products utilizing the ADF Technology.

                  - Evaluation of certain finished dosage products utilizing the ADF Technology in clinical trials.

                  - Scale-up and manufacture of commercial quantities of certain products utilizing the ADF Technology for sale by the Company's licensees.

                  - Research, development and scale up of the Company's novel Opioid Synthesis Technologies.

                  - Prosecution of the Company's application to the DEA to receive a registration to import Narcotic Raw Materials ("NRMs") for use in the production of opioid API's utilizing the Company's Opioid Synthesis Technologies.

                  - Negotiating and executing license and development agreements with strategic pharmaceutical company partners providing that such licensees will further develop certain finished dosage products utilizing the ADF Technology, file for regulatory approval with the FDA and other regulatory authorities and commercialize such products.

RESULTS OF OPERATIONS

NET REVENUES

         Net product revenues for 2003 of $5,750,000 represents a decrease of $2,455,000 in product revenues as compared to 2002. The decrease resulted primarily from declining purchases by a single customer under an exclusive supply agreement for the Company's major product lines. The Company, pursuant to certain provisions in the agreement, terminated the exclusive supply agreement in March, 2003 and thereafter attempted to reestablish itself in the marketplace by manufacturing and distributing generic products under its Axiom subsidiary label. The Company's relatively narrow generic product line, the entrenched market positions of existing competitors, relatively low market prices and the time required to fulfill the regulatory requirements of reestablishing the generic products under the Company's Axiom label resulted in revenues lower than anticipated. Ultimately, these conditions caused the Company to reassess its strategy and to implement a restructuring of operations. Such restructuring was announced on November 6, 2003.

         Net product revenues for 2002 of $8,205,000 represents a decrease of $224,000 in product revenues as compared to 2001. During 2002 the Company obtained sources for the key APIs for the manufacture of butalbital/acetaminophen/caffeine tablets and prednisolone syrup. However due to the length of time these products were not available for sale due to lack of APIs, the Company lost consequential market share. The slow decline of product sales in 2002 was also due in part to the time required to site transfer the products from the Company's Brooklyn, NY facility, which closed in March 2001, to the Company's Congers, NY Facilities. The Company also generated $8,500,000 in product development revenue in 2001 relating to the Company's sale of an ANDA to Watson.

COST OF MANUFACTURING

         The Company's cost of manufacturing for 2003 was 203% of net product sales versus 153% of net product sales for 2002. The increased cost as a percent of sales in 2003 was directly attributable to a charge of $1,354,000 for impairment of inventory in connection with the Company's restructuring.

         For 2002, the Company's cost of manufacturing was 153% net product sales versus 176% for 2001, after adjustment of $8,500,000 for product development revenues in 2001. This improvement occurred because the Company had expanded its laboratory and packaging capabilities allowing for a reduction in the use of third parties to perform these services at a net cost savings to the Company.

RESEARCH & DEVELOPMENT EXPENSES

         For 2003, research and development expenses amounted to $1,460,000 compared to $1,517,000 for 2002. The decrease of $57,000 or 3.8% reflects the reduction in resources available to fund these activities. The development expenditures in 2003 were primarily related to the Company's development efforts relating to the ADF Technology and the Opioid Synthesis Technologies.

         For 2002, research and development expenses amounted to $1,517,000 compared to $1,327,000 for 2001. The increase of $190,000 or 14% reflects development expenses incurred on a number of projects including the development of the Company's Opioid Synthesis Technologies.

         The Company has restructured its operations and expects to devote substantially all of its resources in 2004 to research and development activities relating to its ADF Technologies and Opioid Synthesis Technologies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative costs were $7,903,000 (138% of net product revenue) for 2003 compared to $7,216,000 (88% of net product revenue) for 2002. This increase is primarily due to added professional costs associated with the prosecution of the Import Registration of $233,000, increased bad debt expenses of $350,000 and sales personnel cost of $93,000.

         Selling, general and administrative costs were $7,216,000 (88% of net product revenue) for 2002 compared to $6,616,000 (78% of net product revenue )for 2001 after adjustment of $8,500,000 in product development revenues in 2001. This increase is primarily due to added professional and personnel costs incurred for patent research and matters associated with prosecution of the Import Registration and on the Opioid Synthesis Technologies of $174,000, increases in product marketing expenses of $253,000 and increased corporate insurance premiums of $173,000.

PLANT SHUTDOWN COSTS

         On November 6, 2003, the Company announced its intent to restructure the Company's operations to focus its efforts on research and development relating to certain proprietary finished dosage products and active ingredients. As part of that process, in February 2004 the Company discontinued the manufacture and sale of finished dosage generic products at its Congers, New York locations and substantially reduced activities at its active pharmaceutical ingredient facility in Culver, Indiana. As of December 31, 2003, the Company recorded aggregate restructure expenses of approximately $3,280,000 consisting of an impairment charge of $1,673,000 against property, plant and equipment, an impairment charge of $1,354,000 against inventory (charged to cost of sales) and $253,000 of other costs.

INTEREST EXPENSE, NET OF INTEREST INCOME

         Interest expense, net of interest income for 2003 increased by $1,263,000 or 26.7% over 2002 reflecting interest expense on the December, 2002 financing and the 2003 bridge financings.

         Interest expense, net of interest income for 2002 increased by $869,000 or 22.6% over 2001 reflecting interest on borrowings under the Galen Bridge Loan Agreement. During 2002, the Company borrowed an aggregate of $12,500,000 under the Galen Bridge Loan Agreement.

AMORTIZATION OF DEFERRED DEBT DISCOUNT, AND PRIVATE OFFERING COSTS

         In 2003, 2002 and 2001 the Company issued warrants and incurred costs associated with private placements and bridge financings. The value of warrants issued in 2003, 2002, and 2001, as determined by use of the Black-Scholes valuation model, was approximately $581,000, $5,115,000 and $310,000, respectively. The Company incurred private offering costs of approximately $1,041,000 in 2002. The private placements and bridge financings included beneficial conversion features with an estimated fair value of $7,178,000 and $78,364,000 in 2003 and 2002, respectively. The value of the warrants, private offering costs, and beneficial conversion features are being amortized over the life of the underlying debentures and notes. In conjunction with the Company's December 2002 private placement of debentures, the remaining unamortized balance of private offering costs from 1999 were written-off. Amortization expense of deferred debt discount and private offering costs was $24,771,000, $12,558,000 and $2,591,000 in 2003, 2002 and 2001, respectively. At December 31, 2003, there remained $56,891,000 of debt discount which will be amortized to expense over the remaining life of the related debentures.

LOSS ON EXTINGUISHMENT OF DEBT

         In 2002, the Company recorded a charge to earnings recorded as loss on the extinguishment of debt of $28,415,000 as a result of the Company's 2002 Debenture Offering. The loss consists of the following amounts: 1) $11,985,000, representing the fair value of 10,700,665 warrants, as calculated using the Black-Scholes option-pricing model, that the Company issued to Watson in consideration of Watson's extension of the maturity date of the Watson Term Loan; 2) $2,282,000, representing the fair value of the shares of Common Stock issued on the exercise of 8,145,736 Common Stock Purchase Warrants in excess of the number of shares that would have been issued as a result of a modification of the Warrants' net share settlement provision; and 3) $14,148,000, representing the incremental increase in the fair value of the remaining 1998 Warrants and 1999 Warrants as a result of reducing their exercise price in connection with the modification of the associated debt agreements, as calculated using the Black-Scholes option-pricing model.

OTHER INCOME (EXPENSE)

         Included in other income (expense) for the year ended December 31, 2003 and 2002, are charges the Company recorded to earnings of $457,000 and $863,000, respectively, representing the incremental increase in the fair value of certain other outstanding warrants as a result of reducing the exercise price of the warrants in accordance with their original terms, as calculated using the Black-Scholes option-pricing model.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, the Company had cash and cash equivalents of $942,000 as compared to $9,211,000 at December 31, 2002. The Company had a working capital deficit of $3,770,000 at December 31, 2003.

         On February 6, 2004, the Company consummated a private offering of securities for an aggregate purchase price of approximately $12.3 million (the "2004 Debenture Offering"). The securities issued in the 2004 Debenture Offering consisted of convertible senior secured debentures (the "2004 Debentures"). The 2004 Debentures were issued by the Company pursuant to a certain Debenture and Share Purchase Agreement dated as of February 6, 2004 (the "2004 Purchase Agreement") by and among the Company, Care Capital Investments II, LP ("Care Capital"), Essex Woodlands Health Ventures V, L.P. ("Essex"), Galen Partners III, L.P. and each of the Purchasers listed on the signature page thereto (collectively, the "2004 Debenture Investor Group"). On April 14, 2004 the Company completed an additional closing under the 2004 Purchase Agreement and issued additional 2004 Debentures in the aggregate principal amount of approximately $579,000, bringing the principal amount of the 2004 Debentures issued by the Company under the 2004 Purchase Agreement to an aggregate amount of approximately $12.879 million.

                  Of the approximate $12.879 million in 2004 Debentures issued in the 2004 Debenture Offering, approximately $2.0 million of 2004 Debentures were issued in exchange for the surrender of like amount of principal plus accrued interest outstanding under Company's 5% convertible senior secured debentures issued pursuant to working capital bridge loan transactions with Care Capital, Essex Woodlands and Galen Partners III, L.P., Galen International III, L.P., and Galen Employee Fund III, L.P. (collectively, "Galen") during November and December, 2003. The 2004 Purchase Agreement further provides that the Company may issue additional 2004 Debentures in the principal amount of up to approximately $1.121 million on or prior to June 5, 2004, provided that the aggregate principal amount of 2004 Debentures issued pursuant to the 2004 Purchase Agreement shall not exceed $14.0 million without the consent of the holders of 60% of the principal amount of the 2004 Debentures then held by Care Capital, Essex and Galen.

         The 2004 Debentures, issued at par, bear interest at the rate of 1.62% per annum, the short-term Applicable Federal Rate on the date of issuance. The 2004 Debentures are secured by a lien on all assets of the Company. In addition, each of Houba, Inc. and Axiom Pharmaceutical Corporation, each a wholly-owned subsidiary of the Company, has executed in favor of the 2004 Debenture holders, an unconditional agreement of guaranty of the Company's obligations under the 2004 Purchase Agreement. Each guaranty is secured by all assets of such subsidiary. In addition, the Company has pledged the stock of each such subsidiary to the holders of the 2004 Debentures to further secure its obligations under the 2004 Purchase Agreement.

         In accordance with the terms of an Amended and Restated Subordination Agreement dated as of February 6, 2004 between the Company, the holders of the 2004 Debentures and the holders of the Company's other outstanding debentures, the liens on the Company's and its subsidiary's assets as well as the payment priority of the 2004 Debentures are (i) subordinate to the Company's lien and payment obligations in favor of Watson Pharmaceuticals under the Watson Term Loan Agreement, and (ii) senior to the Company's lien and payment obligations in favor of the holders of the Company's other outstanding debentures in the aggregate principal amount of approximately $87.7 million.

         The 2004 Debentures (including the principal amount plus interest accrued at the date of conversion) will convert automatically into the Company's Series A convertible preferred stock (the "Series A Preferred") immediately following the

Company's receipt of shareholder approval at its next shareholders' meeting to restate the Company's Certificate of Incorporation (the "Charter Amendment") to authorize the Series A Preferred and the Junior Preferred Shares (as described below) and the filing of the Charter Amendment with the Office of the New York Department of State (the date of such filing, the "Charter Amendment Filing Date"), as provided in the 2004 Purchase Agreement. The 2004 Debentures will convert into Series A Preferred at a price per share (the "Series A Conversion Price") of $0.6425, representing the average of the closing bid and asked prices of the Company's Common Stock for the twenty (20) trading days ending February 4, 2004, as reported by the Over-the-Counter ("OTC") Bulletin Board. The Series A Conversion Price is subject to adjustment, from time to time, to equal the consideration per share received by the Company for its Common Stock, or the conversion/exercise price per share of the Company's Common Stock issuable under rights or options for the purchase of, or stock or other securities convertible into, Common Stock ("Convertible Securities"), if lower than the then applicable Series A Conversion Price.

         Based on the $0.6425 Series A Conversion Price of the Series A Shares and estimating the interest accrual under the 2004 Debentures prior to the Charter Amendment Filing Date, the 2004 Debentures with an aggregate principal amount of $14 million would be convertible into an aggregate of approximately 22 million Series A Preferred shares.

         In general, the Series A Preferred shares have a liquidation preference equal to five (5) times the initial $0.6425 Series A Conversion Price (the "Series A Liquidation Preference"). In addition, the Series A Preferred shares are convertible into the Company's Common Stock, with each Series A Preferred share convertible into the number of shares of Common Stock obtained by dividing
(i) the Series A Liquidation Preference, by (ii) the $0.6425 Series A Conversion Price, as such conversion price may be adjusted, from time to time, pursuant to the dilution protections of such shares. Without limiting the Series A Liquidation Preference, the holders of Series A Preferred shares also have the right to participate with the holders of the Company's Common Stock upon the occurrence of a liquidation event, including the Company's merger, sale of all or substantially all of its assets or a change of control transaction, on an as-converted basis (but for these purposes only, assuming the Series A Preferred shares to be convertible into only thirty percent (30%) of the shares of Common Stock into which they are otherwise then convertible). The holders of Series A Preferred shares also have the right to vote as part of a single class with all holders of the Company's voting securities on all matters to be voted on by such security holders. Each holder of Series A Preferred shares will have such number of votes as shall equal the number of votes he would have had if such holder converted all Series A Preferred shares held by such holder into shares of Common Stock immediately prior to the record date relating to such vote.

         The 2004 Purchase Agreement provides that each of Care Capital, Essex and Galen (collectively, the "Lead 2004 Investors") has the right to designate for nomination one member of the Company's Board of Directors, and that the Lead Investors collectively may designate one additional member of the Board (collectively, the Designees"). The Purchase Agreement further provides that the Designees, if so requested by such Designee in his sole discretion, shall be appointed to the Company's Executive Committee, Compensation Committee and any other Committee of the Board of Directors. The Designees of Care Capital, Essex and Galen are Messrs. Karabelas, Thangaraj and Wesson, respectively, each of whom are current Board members. Effective as of the closing of the 2004 Purchase Agreement, the Lead 2004 Investors may collectively nominate one additional Designee to the Board. The Company has agreed to nominate and appoint to the Board of Directors, subject to shareholder approval, one designee of each of Care Capital, Essex and Galen, and one collective designee of the Lead 2004 Investors, for so long as each holds a minimum of 50% of the Series A Preferred shares initially issued to such party (or at least 50% of the shares of Common Stock issuable upon conversion of the Series A Preferred shares).

         As of February 10, 2004, the date of the initial closing of the 2004 Purchase Agreement, the Company had issued and outstanding and aggregate of approximately $87.7 million in principal amount of 5% convertible senior secured debentures maturing March 31, 2006 issued pursuant to three separate Debenture Purchase Agreements dated March 10, 1998, as amended (the "1998 Debentures"), May 26, 1999, as amended (the "1999 Debentures") and December 20, 2002 (the "2002 Debentures"), respectively. The 1998 Debentures, 1999 Debentures and 2002 Debentures are referred to collectively as the "1998-2002 Debentures". After giving effect to the Company's issuance of additional 5% convertible senior secured debentures in satisfaction of interest payments on the 1998-2002 Debentures, as of February 10, 2004, the 1998-2002 Debentures were convertible into an aggregate of approximately 190.4 million shares of the Company's Common Stock.

         Simultaneous with the execution of the 2004 Purchase Agreement, and as a condition to the initial closing of the 2004 Purchase Agreement, the Company, the 2004 Debenture Investor Group and each of the holders of the 1998-2002 Debentures executed a certain Debenture Conversion Agreement, dated as of February 6, 2004 (the "Conversion Agreement"). In accordance with the terms of the Conversion Agreement, each holder of the 2004 Debentures agreed to convert the 2004 Debentures held by such holder into the Company's Series A Preferred shares and each holder of 1998-2002 Debentures agreed to convert the 1998-2002 Debentures held by such holder into the Company's Series B convertible preferred stock (the "Series B Preferred") and/or Series C-1, C-2 and/or C-3 convertible preferred stock (collectively, the "Series C Preferred"). The Series C Shares together with the Series B Shares are herein referred to as, the "Junior Preferred Shares", and the Junior Preferred Shares together with the Series A Preferred, are collectively referred to as the "Preferred Stock". The Conversion Agreement provides, among other things, for the automatic conversion of the 2004 Debentures and the 1998-2002 Debentures (collectively, the "Outstanding Debentures") into the appropriate class of Preferred Stock immediately following the Company's receipt of shareholder approval to the Charter Amendment authorizing the creation of the Preferred Stock and the filing of the Charter Amendment with the Office of the New York Department of State.

         Under the Conversion Agreement, the holders of approximately $6.7 million in principal amount of 2002 Debentures issued during 2003 will convert such 2002 Debentures (plus accrued and unpaid interest) into Series B Preferred Shares. Of the remaining approximate $81 million in principal amount of the 1998-2002 Debentures, approximately $31.6 million is comprised of 1998 Debentures, approximately $21.8 million is comprised of 1999 Debentures and approximately $27.6 million is comprised of 2002 Debentures. The 1998 Debentures will be converted into Series C-1 Preferred shares. The 1999 Debentures will be converted into Series C-2 Preferred shares. The remaining balance of the 2002 Debentures shall be converted into Series C-3 Preferred shares.

         The number of Junior Preferred Shares to be received by each holder of 1998-2002 Debentures is based on the respective prices at which the 1998-2002 Debentures were convertible into Common Stock. The 2002 Debentures issued in 2003 have a conversion price of $0.3420 per share. The 1998 Debentures, 1999 Debentures and the remaining balance of the 2002 Debentures have conversion prices of $0.5776, $0.5993 and $0.3481 per share, respectively. Based on the respective conversion prices of the 1998-2002 Debentures, and estimating the interest accrual on the 1998-2002 Debentures prior to the Charter Amendment Filing Date, the 1998-2002 Debentures are convertible into an aggregate of approximately 20.0 million Series B Preferred shares, 56.5 million Series C-1 Preferred shares, 37.5 million Series C-2 Preferred shares and 80.9 million Series C-3 Preferred shares.

         In general, the Junior Preferred Shares have a liquidation preference equal to one (1) time the principal amount plus accrued and unpaid interest of the 1998-2002 Debentures converted into Junior Preferred Shares The liquidation preference of the Series B Preferred has priority over, and will be satisfied prior to, the liquidation preference of the Series C Preferred. The liquidation preference for each class of the Junior Preferred Shares is equal to the conversion prices of such shares. The Junior Preferred Shares are convertible into the Company's Common Stock, with each Junior Preferred Share convertible into one share of Common Stock. The holders of the Junior Preferred Shares have the right to vote as part of the single class with all holders of the Company's Common Stock and the holders of the Series A Preferred on all matters to be voted on by such stockholders, with each holder of Junior Preferred Shares having such number of votes as shall equal the number of votes he would have had if such holder had converted all Junior Preferred Shares held by such holder into Common Stock immediately prior to the record date relating to such vote.

         The Company was a party to a certain loan agreement with Watson Pharmaceuticals ("Watson") pursuant to which Watson made term loans to the Company (the "Watson Term Loan Agreement") in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes"). It was a condition to the completion of the 2004 Debenture Offering that simultaneous with the closing of the 2004 Purchase Agreement, the Company shall have paid Watson the sum of approximately $4.3 million (which amount was funded from the proceeds of the 2004 Debenture Offering) and conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes. A part of such transaction, the Watson Notes were amended to extend the maturity date of such notes from March 31, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, to reduce the principal amount of the Watson Notes from $21.4 million to $5 million, and to provide for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default under the Watson Notes (the Watson Notes as so amended, the "Amended and Restated Watson Note"). Simultaneous with the issuance of the Amended and Restated Watson Note, each of the Lead 2004 Investors and the other investors in the 2004 Debentures as of February 10, 2004 (collectively, the "Watson Note Purchasers") purchased the Amended and Restated Note from Watson in consideration for a payment to Watson of $1.0 million.

         In addition to Watson's forgiveness of approximately $16.4 million under the Watson Notes, as additional consideration for the Company's payment to Watson of approximately $4.3 million and the Company's conveyance of certain Company assets, all supply agreements between the Company and Watson were terminated and Watson waived the dilution protections contained in the Common Stock purchase warrant dated December 20, 2002 exercisable for approximately
10.7 million shares of the

Company's Common Stock previously issued by the Company to Watson, to the extent such dilution protections were triggered by the transactions provided in the 2004 Debenture Offering.

         The Amended and Restated Watson Note in the principal amount of $5.0 million as purchased by the Watson Note Purchasers is secured by a first lien on all of the Company's and its subsidiaries' assets, senior to the lien securing the Outstanding Debentures and all other Company indebtedness, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007.

         As of April 14, 2004, after giving effect to the payment to Watson of approximately $4.3 million to restructure the Watson Term Loan and the payment of legal and other professional fees relating to the 2004 Debenture Offering, the Company realized net proceeds from the 2004 Debenture Offering of approximately $ 5.8 million (the "2004 Debenture Offering Proceeds").

         In February, 2004, the Company sold certain non-revenue generating ANDAs. In addition, on March 19, 2004, the Company and its wholly-owned subsidiary, Axiom Pharmaceutical Corporation, entered into an Asset Purchase Agreement with IVAX Pharmaceuticals New York LLC ("IVAX"). Pursuant to the Purchase Agreement, the Company and Axiom agreed to sell to IVAX substantially all of the Company's assets used in the operation of the Company's former generic manufacturing and packaging operations located in Congers, New York. Shareholder approval is necessary to complete this transaction and will be sought of the Company's next annual meeting of shareholders. After giving effect to the payment of legal and other professional fees relating to these assets divestment transactions, the Company estimates that it will realize aggregate net proceeds from such transactions of approximately $4.3 million. (the "Asset Divestment Proceeds").

         The development, scale- up and commercialization of APIs incorporating the Company's Opioid Synthesis Technologies and ADF Technology are subject to various factors, many of which are outside the Company's control. To date, a portion of such technologies have been tested in laboratory settings, and none have been tested in clinical settings. All such technologies will need to be successfully scaled up to be commercially viable, of which no assurance can be given. Additionally, the Company must satisfy, and continue to maintain compliance with the DEA's and FDA's requirements for the maintenance of its controlled substances research and manufacturing registrations. The Company is pursuing a registration (the "Import Registration") to import narcotic raw materials ("NRMs") from certain foreign countries as described in Item 1 under the caption "Import License Registration". The process of seeking the Import Registration, the continuing development of the Company's Opioid Synthesis Technologies and the development of finished dosage products utilizing the Company's ADF Technology are planned to continue through 2004. The Company is unable to provide any assurance that such technologies can be scaled up to commercial scale or that they will be commercially viable. Moreover, no assurance can be given that the Company will succeed in obtaining the Import Registration. The Company is committing substantially all of its resources and available capital to the development of the ADF Technology, Opioid Synthesis Technologies and to the prosecution of the Import Registration. The failure of the Company to successfully develop the ADF Technology will have a material adverse effect on the Company's operations and financial condition.

         The Company estimates that to scale up its hydrocodone bitartrate process #1, Opioid Synthesis Technology to desirable commercial scale at its Culver Facility, additional funding of approximately $7.0 million will be required for facility improvements, the purchase, installation and validation of new API manufacturing equipment, environmental waste management compliance, the preparation of the drug master files for the API to be produced at the facility, and related direct labor expense (collectively, the "API Scale Up Expenses"). The Company is a party to a certain Hydrocodone Option Agreement dated February 6, 2004 with Watson Pharmaceuticals ("Watson") pursuant to which the Company has granted Watson a six (6) month exclusive option to enter into a supply agreement with the Company for supply of hydrocodone bitartrate API (the "Hydrocodone API"). If such option is exercised by Watson, at Watson's sole discretion, of which there can be no assurance, Watson will fund 50% of the API Scale Up Expenses, up to a maximum of $3.5 million and the Company has agreed to use commercially reasonable efforts to obtain financing dedicated to fund its portion of the API Scale Up Expenses. In the event the Company is unable to secure financing dedicated to fund its portion of the API Scale Up Expenses, the Hydrocodone Option provides that the parties will discuss alternatives relating to the scale up of the its Opioid Synthesis Technology for Hydrocodone API.

         There can be no assurance that Watson will exercise the Hydrocodone Option or, even if exercised, that the Company will succeed in obtaining financing dedicated to fund its portion of the API Scale Up Expenses. As described in this Report, no portion of the 2004 Debenture Offering Proceeds or the Asset Divestment Proceeds is budgeted for the API Scale Up Expenses. Until such time, if any, as the Company secures third-party financing dedicated to the API Scale Up Expenses, the Company will be unable to complete the commercial scale up of its Opioid Synthesis Technologies.

         Except for the professional fees related to prosecution of the Import Registration, the 2004 Debenture Offering Proceeds and the Asset Divestment Proceeds, aggregating approximately $10.1 million, will be dedicated to the development of the Company's ADF Technology, the Opioid Synthesis Technologies and for administrative and related operating expenses.

         Subsequent to the completion restructuring of its operations, the Company is no longer engaged in the manufacture and sale of finished dosage generic pharmaceutical products. As a result, the Company has no ability presently to generate revenue from product sales. Accordingly, the Company must rely on its current cash reserves to fund the development of its ADF Technology, the Opioid Synthesis Technologies and related ongoing operating expenses. The Company's future sources of revenue, if any, will be derived from the sale of API manufactured using its Opioid Synthesis Technologies, contract signing fees, milestone payments and royalties and/or profit sharing payments from licensees for the Company's ADF Technology or Opioid Synthesis Technologies. The Company estimates that its current cash reserves will be sufficient to fund the development of the ADF Technology, the Opioid Synthesis Technologies and related operating expenses through January 2005. To fund operations through December, 2005, the Company estimates that it must raise additional financing, or enter into alliances or collaboration agreements with third parties providing for net proceeds to the Company of at least $5 million. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

         Even assuming the Company is successful in securing additional sources of financing to fund the continued development of the ADF Technology or the Opioid Synthesis Technologies, or otherwise enters into alliances or collaborative agreements relating to such technologies, there can be no assurance that the Company's development efforts will result in commercial scale technologies, or that if such technologies are capable of being scaled up, that they will result in commercially viable products. The Company is also unable to provide any assurance that it will succeed in its application to the DEA for the Import Registration. The Company's failure to successfully develop the ADF Technology in a timely manner will have a material adverse impact on its financial condition and results of operations.

         The following table presents the Company's expected cash requirements for contractual obligations outstanding as of December 31, 2003:

                                                                DUE AS OF  DUE AS OF
                                                                12/31/05   12/31/07
                                                    DUE AS OF     AND         AND        DUE
                                            TOTAL    12/31/04   12/31/06   12/31/08   THEREAFTER
                                          --------  ---------   ---------  ---------  ----------
                                                             (IN THOUSANDS)
Convertible senior secured
  debentures .......................      $ 86,632    $   --   $ 86,632      $ --        $ --
Term loan payable ..................        21,401        --     21,401        --          --
Department of justice settlement....           433       300        133        --          --
Bridge loans .......................         2,000        --      2,000        --          --
Capital leases .....................           137        45         61        31          --
Operating leases ...................           228       225          3        --          --
Employment agreements ..............           873       620        253        --          --
                                          --------    ------   --------      ----        ----
Total Contractual Cash
  Obligations ......................      $111,704    $3,190   $108,483      $ 31        $ --
                                          ========    ======   ========      ====        ====

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

         Stock Compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provision of SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). If the Company were to include the cost of stock-based employee compensation in the financial statements, the Company's operating results would decline based on the fair value of the stock-based employee compensation.

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

CAPITAL EXPENDITURES

         The Company's capital expenditures during 2003, 2002 and 2001 were $412,000, $287,000 and $1,544,000, respectively.

The capital expenditures during these periods are attributable to capital improvements to the Company's Congers, NY and Culver, Indiana facilities. For the Company to receive the DEA Controlled Substance Manufacturing Registration, specific improvements were made for security and related items to the Culver, Indiana facility. Additionally, expenditures were made to improve and expand the manufacturing capabilities of both Congers, NY locations.

         Consistent with the Company's restructured operations and its emphasis on research and development, the Company has budgeted approximately $200,000 for capital expenditures for 2004 primarily for scientific equipment for laboratory use to be funded by the proceeds from the 2004 Debenture Offering and the Asset Divestment.

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

         Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

        NAME           AGE                              POSITION
---------------------  ---   ----------------------------------------------------------------------
Jerry Karabelas......  51    Chairman of the Board
Andrew D. Reddick....  51    President and Chief Executive Officer
Ron J. Spivey........  57    Senior Vice President and Chief Scientific Officer
Vijai Kumar..........  57    Chief Operations Officer
Peter A. Clemens.....  51    Senior Vice President, Chief Financial Officer, Secretary and Director
James Emigh..........  48    Vice President of Marketing and Administration
Robert Seiser........  40    Vice President, Corporate Controller and Treasurer

Bruce F. Wesson......  61    Director
Alan Smith...........  74    Director
William A. Sumner....  66    Director
William Skelly.......  53    Director
Srini Conjeevaram....  45    Director
Zubeen Shroff........  39    Director
Immanuel Thangaraj...  33    Director

                  Jerry Karabelas has been a Director of the Company since December, 2002 and Chairman of the Board since May 2003. Dr. Karabelas was Head of Healthcare and CEO of Worldwide Pharmaceuticals for Novartis AG from 1998 until July 2000. Prior to joining Novartis, Dr. Karabelas was Executive Vice President of SmithKline Beecham. From July, 2000 until December, 2001, Dr. Karabelas was the Founder and Chairman of the Novartis Bio Venture Fund. Since November, 2001 he has been a Partner with Care Capital LLC. Dr. Karabelas holds a Ph.D. in pharmacokinetics from the Massachusetts College of Pharmacy and serves as a Director of SykePharma Plc., Human Genome Sciences, Nitromed, Anadys and Renova.

         Andrew D. Reddick has been President and Chief Executive Officer since August, 2003. From April, 2000 to September, 2002 Mr. Reddick was Chief Operating Officer and Sr. Vice President Commercial Operations for Adolor Corporation, a pharmaceutical company. From June, 1999 to March, 2000 he served as President of Faulding Laboratories, Inc. and he served as Executive Vice President Marketing, Sales & Business Development with Purepac Pharmaceuticals from August, 1996 to June, 1999. Mr. Reddick holds a BA degree in Biology from the University of California and an MBA degree from Duke University.

Ron J. Spivey has been Senior Vice President and Chief Scientific Officer since April, 2004. From June, 2002 to March, 2004 Dr. Spivey was President of Gibraltar Associates, a private company providing consulting services to the pharmaceutical industry relating to product research and development. From March, 1998 to May, 2002 he served as Vice President, Scientific Affairs for Alpharma / Purepac Pharmaceuticals. Additionally, Dr. Spivey has served in a number of senior level scientific and leadership positions at Zenith Goldline Pharmaceuticals, Cima Labs Inc., Marion Merrell Dow, Burroughs Wellcome Company and Warner Chilcott Division of Warner Lambert. Dr. Spivey holds a BA degree from Indiana University and a Ph.D. degree in pharmaceutics from the University of Iowa.

         Vijai Kumar has been Chief Operations Officer of the Company since November, 2002. From 1996 to 2002, Mr. Kumar was President & CEO of Pharmalogix Inc., a pharmaceutical research and development company. From 1992 to 1996, Mr. Kumar was Director, Research and Development for the Warner Chilcott Division of Warner Lambert. In that capacity, he coordinated all technical aspects of the Division responsible for cGMP compliance, formulation development, analytical development and clinical and bioequivalence studies. Mr. Kumar holds B.Sc. in Chemistry from the University of Lucknow, India, a D.Pharm. from the College of Pharmacy, New Delhi, an M.B.A. from Fairleigh Dickinson University and an M.S. in Industrial Pharmacy from Long Island University.

         Peter A. Clemens has been Senior Vice President, Chief Financial Officer and Secretary since April 2004 and a Director of the Company since June 1998. Mr. Clemens was Vice President, Chief Financial Officer and Secretary of the Company from February 1998 to March 2004. From February, 1988 until joining the Company, Mr. Clemens was employed by TC Manufacturing Co., Inc. ("TC") which, through its various subsidiaries and divisions, manufactures generic pharmaceuticals, industrial coatings and flexible packaging. Mr. Clemens was TC's President from February, 1996 through February, 1998. Prior to that time, he held the position of Vice President and Chief Financial Officer. Mr. Clemens is a Certified Public Accountant and earned a B.B.A. degree from the University of Notre Dame and an MBA from Indiana University.

         James Emigh has been Vice President of Marketing and Administration since April 2004. Prior to such time, Mr. Emigh was Vice President of Sales and Marketing. Mr. Emigh joined the Company in May, 1998, serving first as Executive Director of Customer Relations and then as Vice President of Operations until November, 2002. From 1991 until joining the Company, Mr. Emigh was employed by Organon, Inc., a pharmaceutical company, in various management positions and most recently as its Director of Managed Care and Trade Relations. Mr. Emigh holds a Bachelor of Pharmacy from Washington State University and a Masters of Business Administration from George Mason University.

         Robert Seiser has been a Vice President, Corporate Controller and Treasurer since April 2004. Prior to such time, Mr. Seiser was Corporate Controller and Treasurer. From 1992 until joining the Company in March 1998, Mr. Seiser served as Treasurer and Corporate Controller of TC Manufacturing Co., Inc., a privately held company based in Evanston, Illinois. Mr. Seiser is a

Certified Public Accountant and earned a B.B.A. degree from Loyola University of Chicago.

         Bruce F. Wesson has been a Director of the Company since March, 1998. Mr. Wesson is President of Galen Associates, a health care venture firm, and a General Partner of Galen Partners III, L.P. Prior to January, 1991, he was Senior Vice President and Managing Director of Smith Barney, Harris Upham & Co. Inc., an investment banking firm. He currently serves on the Boards of Encore Medical Corporation, QMed, Inc., and Crompton Corporation, each a publicly traded company, and several privately held companies. Mr. Wesson earned a degree from Colgate University and a Masters of Business Administration from Columbia University.

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

         William A. Sumner has been a Director of the Company since August, 1997. From 1974 until his retirement in 1995, Mr. Sumner held various positions within Hoechst-Roussel Pharmaceuticals, Inc., a manufacturer and distributor of pharmaceutical products, including Vice President and General Manager, Dermatology Division from 1991 through 1995, Vice President, Strategic Business Development, from 1989 to 1991 and Vice President, Marketing from 1985 to 1989. Since his retirement from Hoechst-Roussel Pharmaceuticals, Inc. in 1995, Mr. Sumner has acted as a consultant to various entities in the pharmaceutical field.

         William Skelly has been a Director of the Company since May, 1996 and served as Chairman of the Company from October, 1996 through June, 2000. Since 1990, Mr. Skelly has served as Chairman, President and Chief Executive Officer of Central Biomedia, Inc. and its subsidiary SERA, Inc., companies involved in the animal health industry including veterinary biologicals and custom manufacturing of animal sera products. From 1985 to 1990, Mr. Skelly served as President of Martec Pharmaceutical, Inc., a distributor and manufacturer of human generic prescription pharmaceuticals.

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

         Immanuel Thangaraj has been a Director of the Company since December, 2002. Mr. Thangaraj has been a Managing Director of Essex Woodlands Health Ventures, a venture capital firm specializing in the healthcare industry, since 1997. Prior to joining Essex Woodlands Health Ventures, he helped form a telecommunication services company, for which he served as its CEO. Mr. Thangaraj also worked as an Associate for ARCH Venture Partners, LP and managing one of its portfolio companies, a medical information technology company. Mr. Thangaraj holds a Bachelor of Arts and a Masters in Business Administration from the University of Chicago and serves as a Director of iKnowMed Systems, Sound ID and CBR Systems.

AUDIT COMMITTEE

         The Audit Committee of the Board of Directors is composed of Messrs. William A. Sumner, Chairman, Immanuel Thangaraj, Alan Smith and Bruce F. Wesson. The Audit Committee is responsible for selecting the Company's independent auditors, approving the audit fee payable to the auditors, working with independent auditors and other corporate officials, reviewing the scope and results of the audit by, and the recommendations of, the Company's independent auditors, approving the services provided by the auditors, reviewing the financial statements of the Company and reporting on the results of the audits to the Board, reviewing the Company's insurance coverage, financial controls and filings with the Securities and Exchange Commission (the "Commission"), including, meeting quarterly prior to the filing of the Company's quarterly and annual reports containing financial statements filed with the Commission, and submitting to the Board its recommendations relating to the Company's financial reporting, accounting practices and policies and financial, accounting and operational controls.

         In assessing the independence of the Audit Committee members during 2003, the Company has reviewed and analyzed the standards for independence provided in Section 121A of the American Stock Exchange Listing Standards. Based on this analysis, the Company has determined that each of Messrs. Sumner and Smith are deemed independent members of the Audit Committee. While Messrs. Wesson and Thangaraj do not satisfy the standards for independence set forth in the American Stock Exchange Listing Standards as a result of the controlling interest held by each of Galen Partners III, L.P., of which Mr. Wesson is a general partner, and Essex Woodlands Health Ventures V, L.P., of which Mr. Thangaraj is a general partner, the Board values the experience of Messrs. Wesson and Thangaraj in the review of the Company's financial statements and believes that each is able to exercise independent judgment in the performance of his duties on the Audit Committee.

         The Audit Committee does not have a financial expert (as defined under applicable regulations of the Commission) serving on the Committee. The Board has determined that while none of the Audit Committee members meet all of the criteria established by the Commission to be classified as a "financial expert", the Company believes that in general, the members of the Audit Committee have a sufficient understanding of audit committee functions, internal control over financial reporting and financial statement evaluation so as to capably perform the tasks required of the Audit Committee.

         NOMINATING COMMITTEE

         The Company does not have a standing nominating committee. Currently the Board of Directors functions as the Company's nominating committee. The Board performs the functions typical of a nominating committee, including the identification, recruitment and selection of nominees for election as directors of the Company. Three of the of the nine members of the Board (Messrs. Sumner, Skelly and Smith) are "independent" as that term is defined by Section 121(A) of the American Stock Exchange Listing Standards and participate with entire Board in the consideration of director nominees. The Board believes that a nominating committee separate from itself is not necessary at this time, given the size of the Company and the Board, to ensure that candidates are appropriately evaluated and selected. The Board also believes that, given the Company's size and the size of its Board, an additional committee of the Board would not add to the effectiveness of the evaluation and nomination process. For these reasons, the Board believes it is not appropriate to have a nominating committee.

         The Board's process for recruiting and selecting nominees is for Board members to attempt to identify individuals who are thought to have the business background and experience, industry specific knowledge and general reputation and expertise that would allow them to contribute as effective directors to the Company's governance, and who are willing to serve as directors of a public company. To date, the Company has not engaged any third party to assist in identifying or evaluating potential nominees. After a possible candidate is identified, the individual meets with various members of the Board and is sounded out concerning their possible interest and willingness to serve, and Board members discuss amongst themselves the individual's potential to be an effective Board member. If the discussions and evaluation are positive, the individual is invited to serve on the Board.

         To date, no shareholder has presented any candidate for Board membership to the Company for consideration, and the Company does not have a specific policy on shareholder-recommended director candidates. However, the Board believes its process for evaluation of nominees proposed by shareholders would be no different from the process of evaluating any other candidate. In evaluating candidates, the Board will require that candidates possess, at a minimum, a desire to serve on the Company's Board, an ability to contribute to the effectiveness of the Board, an understanding of the function of the Board of a public company and relevant industry knowledge and experience. In addition, while not required of any one candidate, the Board would consider favorably experience, education, training or other expertise in business or financial matters and prior experience serving on boards of public companies.

SHAREHOLDER COMMUNICATIONS TO THE BOARD

         Shareholders who wish to send communications to the Company's Board of Directors may do so by sending them in care of the Secretary of the Company at the address which appears on cover page of this Report. The envelope containing such communication must contain a clear notation indicating that the enclosed letter is a "Shareholder-Board Communication" or "Shareholder-Director Communication" or similar statement that clearly and unmistakably indicates the communication is intended for the Board. All such communications must clearly indicate the author as a shareholder and state whether the intended recipients are all members of the Board or just certain specified directors. The Secretary of the Company will have the discretion to screen and not forward to directors communications which the Secretary determines in his or her discretion are communications unrelated to the business or governance of the Company and its subsidiaries, commercial solicitations, or communications that are offensive, obscene, or otherwise inappropriate. The Secretary will, however, compile all shareholder communications which are not forwarded and such communications will be available to any director.

CODE OF ETHICS

         The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics has been filed as an Exhibit to this Form 10-K and is posted on the Company's website @ www.halseydrug.com under the caption Investor Relations. Any amendments to or waivers from the Code of Ethics will be posted on the Company's website under the caption Investor Relations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Common Stock of the Company, to file reports of ownership and changes of ownership with the Commission and, during the period in which the Company's common stock was traded on the American Stock Exchange, the AMEX. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the Directors, executive officers and greater than ten percent (10%) beneficial owners of the Company's Common Stock complied with all
Section 16(a) filing requirements during the year ended December 31, 2003, except that (i) Mr. Reicher filed two Form 4 filings late, (ii) Mr. Thangaraj filed three Form 4 filings late, (iii) Mr. Feinberg filed two Form 4 filings late, and (iv) a Form 3 filing requirement by Mr. Dennis Adams, a beneficial owner of in excess of 10% of the Company's Common Stock, has not been filed to date.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth a summary of the compensation paid by the Company for services rendered in all capacities to the Company during the fiscal years ended December 31, 2003, 2002 and 2001 to the Company's Chief Executive Officer and the Company's next four most highly compensated executive officers (collectively, the "named executive officers") whose total annual compensation for 2003 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM COMPENSATION
                                           ANNUAL COMPENSATION           -------------------------
                                  -------------------------------------  SECURITIES
                                                                         UNDERLYING
                                                           OTHER ANNUAL    STOCK       ALL OTHER
  NAME AND PRINCIPAL POSITION     YEAR   SALARY    BONUS   COMPENSATION   OPTIONS    COMPENSATION
--------------------------------  ----  --------  -------  ------------  ----------  ------------
Andrew D. Reddick...............  2003  $ 96,923     0          --             --         --
   President and Chief            2002     -0-       0          --             --         --
   Executive Officer              2001     -0-       0          --             --         --
Michael K. Reicher (1)..........  2003  $119,231  110,000       --             --         --
   Chairman and Chief             2002   200,000     0          --             --         --
   Executive Officer              2001   191,346     0          --             --         --
Peter A. Clemens................  2003  $155,000   60,000       --             --         --
   Senior Vice President and      2002   155,000     0          --             --         --
   Chief Financial Officer        2001   149,807     0          --             --         --
Vijai Kumar.....................  2003  $180,000     0          --             --         --
   Chief Operations Officer       2002    18,000     0          --        400,000         --
                                  2001     -0-       0          --             --         --
James Emigh.....................  2003  $132,000     0          --             --         --
   Vice President Marketing       2002   132,000     0          --             --         --
   and Administration             2001   125,000     0          --             --         --

(1) Mr. Reicher's services as Chairman and Chief Executive Officer ceased effective June 16, 2003.

OTHER COMPENSATORY ARRANGEMENTS

         Executive Officers and key employees participate in medical and disability insurance plans provided to all non-union employees of the Company. The Company also pays the automobiles expenses of an executive officer. Such expenses are less than the lesser of $6,000 or 10% of such officer's compensation reported above in the Summary Compensation Table.

EMPLOYMENT AGREEMENTS

         Andrew D. Reddick is employed pursuant to an Employment Agreement effective as of August 26, 2003, which provides that Mr. Reddick will serve as the Company's Chief Executive Officer and President for term expiring August 26, 2005. The Employment Agreement provides for an annual base salary of $300,000, plus the payment of annual bonus of up to thirty-five percent (35%) of Mr. Reddick's base salary based on the achievement of such targets, conditions, or parameters as may be set from time to time by the Board of Directors or the Compensation Committee of the Board of Directors. The Employment Agreement also provides for the Company to issue stock options exercisable for up to 5,500,000 shares of Common Stock at an exercise price of $0.34 per share. The grant of such stock options is subject to the receipt of shareholder approval to amend the Company's 1998 Stock Option Plan to permit the grant of such options. To date, the Company's shareholders have not approved the amendment to the 1998 Stock Option Plan and the options have not been granted. The Employment Agreement also permits the Company to purchase the vested portion of Mr. Reddick's options upon his termination for Cause (as defined in the Employment Agreement) or his resignation other than for Good Reason (as defined in the Employment Agreement) at a purchase price equal to the positive difference, if any, between (i) the average of the closing bid and asked prices of the Company's Common Stock for the five trading days prior to the date of termination or resignation, and (ii) the exercise price of the option shares, multiplied by the numbers shares which, as of the date of termination or resignation, are vested under the stock option. The Employment Agreement contains standard termination provisions, including upon death, disability, for Cause, for Good Reason and without Cause. In the event the Employment Agreement is terminated due to death or disability, the Company is required to pay Mr. Reddick, or his designee, a pro rata portion of the annual bonus that would have been payable to Mr. Reddick during such year assuming full achievement of the bonus criteria established for such bonus. Additionally, Mr. Reddick or his designees shall have a period of twelve (12) months following such termination to exercise Mr. Reddick's vested stock options. In the event that the Employment Agreement is terminated by the Company without Cause or by Mr. Reddick for Good Reason, the Company is required to pay Mr. Reddick an amount equal to the bonus for such year, calculated on a pro rata basis assuming full achievement of the bonus criteria for such year, as well as Mr. Reddick's base salary for the greater of (i) the remainder of the initial term of the Employment Agreement, and (ii) one year (the "Severance Pay"), payable in equal monthly installments over a period of twelve (12) months. In addition, Mr. Reddick is entitled to continued coverage under the Company's then existing benefit plans, including medical and life insurance, for a term equal to the greater of (i) the remainder of the initial term of the Employment Agreement, or (ii) twelve (12) months from the date of termination. The Employment Agreement permits Mr. Reddick to terminate the Employment Agreement in the event of a Change of Control (as defined in the Employment Agreement), in which case such termination is considered to be made without Cause, entitling Mr. Reddick to the benefits described above, except that (i) the Severance Pay is payable in a lump sum within thirty (30) days of the date of termination, and (ii) all outstanding stock options granted to Mr. Reddick shall fully vest and be immediately exercisable. The Employment Agreement restricts Mr. Reddick from disclosing, disseminating or using for his personal benefit or for the benefit of others, confidential or proprietary information (as defined in the Employment Agreement) and, provided the Company has not breached the terms of the Employment Agreement from competing with the Company at any time prior to one year after the termination of his employment with the Company.

         Ron J. Spivey, Ph.D., is employed pursuant to an Employment Agreement effective as of April 5, 2004 which provides that Dr. Spivey will serve as the Company's Senior Vice President and Chief Scientific Officer for term expiring April 4, 2006. The Employment Agreement provides for an annual base salary of $260,000, plus the payment of annual bonus of up to thirty-five percent (35%) of Dr. Spivey's base salary based on the achievement of such targets, conditions, or parameters as may be set from time to time by the Board of Directors or the Compensation Committee of the Board of Directors. The Employment Agreement also provides for the Company to issue stock options exercisable for up to 3,000,000 shares of Common Stock at an exercise price of $0.13 per share. The grant of such stock options is subject to the receipt of shareholder approval to amend the Company's 1998 Stock Option Plan to permit the grant of such options. The stock option provides for vesting of 1,000,000 shares on October 1, 2004 with the remaining balance vesting in quarterly increments of 333,333 shares at the expiration of each quarterly period commencing with the quarterly period ending December 31, 2004. The Employment Agreement also permits the Company to purchase the vested portion of Dr. Spivey's options upon his termination for Cause (as defined in the Employment Agreement) or his resignation other than for Good Reason (as defined in the Employment Agreement) at a purchase price equal to the positive difference, if any, between (i) the average of the closing bid and asked prices of the Company's Common Stock for the five trading days prior to the date of termination or resignation, and (ii) the exercise price of the option shares, multiplied by the numbers shares which, as of the date of termination or resignation, are vested under the stock options. The Employment Agreement contains standard termination provisions, including upon death, disability, for Cause, for Good Reason and without Cause. In the event the Employment Agreement is terminated due to death or disability, Dr. Spivey or his designees shall have a period of twelve (12) months following such termination to exercise Dr. Spivey's vested stock options. In the event that the Employment Agreement is terminated by the Company without Cause or by Dr. Spivey for Good Reason, the Company is required to pay Dr. Spivey an amount equal to the bonus for such year, calculated on a pro rata basis assuming full achievement of the bonus criteria for such year, as well as Dr. Spivey's base salary for one year (the "Severance Pay"), payable in equal monthly installments over a period of twelve (12) months. In addition, Dr. Spivey is entitled to continued coverage under the Company's then existing benefit plans, including medical and life insurance, for twelve (12) months from the date of termination. The Employment Agreement permits Dr. Spivey to terminate the Employment Agreement in the event of a Change of Control (as defined in the Employment Agreement), in which case such termination is considered to be made without Cause, entitling Dr. Spivey to the benefits described above, except that (i) the Severance Pay is payable in a lump sum within thirty (30) days of the date of termination, and (ii) all outstanding stock options granted to Dr. Spivey shall fully vest and be immediately exercisable. The Employment Agreement restricts Dr. Spivey from disclosing, disseminating or using for his personal benefit or for the benefit of others, confidential or proprietary information (as defined in the Employment Agreement) and, provided the Company has not breached the terms of the Employment Agreement from competing with the Company at any time prior to one year after the termination of his employment with the Company.

         Peter A. Clemens is employed pursuant to an Employment Agreement effective as of March 10, 1998, which after giving effect to amendments dated June 28, 2000 and May 4, 2001, provides that Mr. Clemens will serve as the Company's Vice President and Chief Financial Officer for a term expiring April 30, 2005. The Employment Agreement provides for an annual base salary of $180,000 plus the payment of an annual bonus to be determined based on the satisfaction of such targets, conditions or parameters as may be determined from time to time by the Compensation Committee of the Board of Directors. Mr. Clemens received a bonus of $60,000 in fiscal 2003. The Employment Agreement also provides for the grant of stock options on March 10, 1998 to purchase 300,000 shares of the Company's common stock at an exercise price of $2.375 per share, which options vest in equal increments of 25,000 option shares at the end of each quarterly period during the term of the Employment Agreement (as such vesting schedule may be amended by mutual agreement of Mr. Clemens and the Board of Directors). The Employment Agreement also permits the Company to repurchase the vested portion of Mr. Clemens' options upon his termination for Cause (as defined in the Employment Agreement) or his resignation (other than for Good Reason as defined therein), at a purchase price equal to the positive difference, if any, between (i) the average of the closing price of the Company's common stock for the five trading days prior to the date of termination or resignation, and (ii) the exercise price of the option shares, multiplied by the number of option shares which, as of the date of termination, are vested under the option. The Employment Agreement contains standard termination provisions, including upon death, disability, for Cause, for Good Reason and without Cause. In the event the Employment Agreement is terminated by the Company without Cause or by Mr. Clemens for Good Reason, the Company is required to pay Mr. Clemens an amount equal to $310,000 or twice his then base salary, whichever is greater, payable in a lump sum within 30 days of termination and to continue to provide Mr. Clemens coverage under the Company's then existing benefit plans, including medical and life insurance, for a term of 24 months. The Employment Agreement permits Mr. Clemens to terminate the Employment Agreement in the event of a Change of Control (as defined in the Employment Agreement) and for Good Reason. The Employment Agreement also restricts Mr. Clemens from disclosing, disseminating or using for his personal benefit or for the benefit of others confidential or proprietary information (as defined in the Employment Agreement) and, provided the Company has not breached the terms of the Employment Agreement, from competing with the Company at any time prior to two years after the earlier to occur of the expiration of the term and the termination of his employment.

         Vijai Kumar is employed pursuant to an Employment Agreement effective as of November 18, 2002, which provides that Mr. Kumar will serve as the Company's Chief Operations Officer for a term expiring November 18, 2004. The Employment Agreement provides for an annual base salary of $180,000 plus the payment of an annual bonus to be determined based on the satisfaction of such targets, conditions or parameters as may be determined from time to time by the Compensation Committee of the Board of Directors. The Employment Agreement also provides for the grant of stock options on November 18, 2002 to purchase 400,000 shares of the Company's common stock at an exercise price of $1.125 per share, which options vest in equal increments of 100,000 annually commencing on November 18, 2003. The Employment Agreement permits the Company to repurchase the vested portion of Mr. Kumar's options upon his termination for Cause (as defined in the Employment Agreement) or his resignation, at a purchase price equal to the positive difference, if any, between the average of the closing price of the Company's common stock for the five trading days prior to the date of termination or resignation, multiplied by the number of option shares which, as of the date of termination, are vested under the option. The Employment Agreement contains standard termination provisions, including upon death, disability, for Cause (as defined in the Employment Agreement) and without Cause. The Employment Agreement also provides that in the event of a Change of Control (as defined in the Employment Agreement), or if Mr. Kumar's employment with the Company is terminated without Cause, he is entitled to his base salary for the lesser of (i) the remaining term of the Employment Agreement, and (ii) one year. The Employment Agreement also restricts Mr. Kumar from disclosing, disseminating or using for his personal benefit or the benefit of others confidential or proprietary information (as defined in the Employment Agreement) and, provided the Company has not breached the terms of the Employment Agreement, from competing with the Company at any time prior to one year after the earlier to occur of the expiration of the term and the termination of his employment.

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

         The 1995 Stock Option Plan. In September, 1995, the Company established the 1995 Halsey Drug Co., Inc. Stock Option and Restricted Stock Purchase Plan (the "1995 Stock Option Plan"). Under the 1995 Stock Option Plan, the Company may grant options to purchase up to 1,000,000 shares of the Company's Common Stock. Incentive Stock Options ("ISO's") may be granted to employees of the Company and its subsidiaries and non-qualified options may be granted to employees, directors and other persons employed by, or performing services for, the Company and its subsidiaries. Subject to the 1995 Stock Option Plan, the Stock Option Committee determines the persons to whom grants are made and the vesting, timing, amounts and other terms of such grants. An employee may not receive ISO's exercisable in any one calendar year for shares with a fair market value on the date of grant in excess of $100,000. No quantity limitations apply to the grant of non-qualified stock options.

         As of April 1, 2004, ISO's to purchase 630,608 shares and non-qualified options to purchase 257,780 shares have been granted under the 1995 Stock Option Plan, leaving 111,612 shares available for grant under the Plan. The average per share exercise price for all outstanding options under the 1995 Stock Option Plan is approximately $1.44. No exercise price of an ISO was set at less than 100% of the fair market value of the underlying Common Stock, except for grants made to any person who owned stock possessing more than 10% of the total voting power of the Company, in which case the exercise price was set at not less than 110% of the fair market value of the underlying Common Stock.

         The 1998 Stock Option Plan. The 1998 Stock Option Plan was adopted by the Board of Directors in April, 1998 and approved by the Company's shareholders in June 1998. The 1998 Stock Option Plan was amended by the Board of Directors in April, 1999 to increase the number of shares available for the grant of options under the Plan from 2,600,000 to 3,600,000 shares. The Company's shareholders ratified the Plan amendment on August 19, 1999. The 1998 Stock Option Plan was further amended by Board of Directors in April, 2001 to increase the number of shares available for grant of options under the Plan from 3,600,000 to 8,100,000 shares. The Company's shareholders ratified the Plan amendment on June 14, 2001. The Board will seek authorization at the Company's 2004 Annual Meeting of Shareholders to amend the 1998 Stock Option Plan to (a) increase the number of shares available for grant of options under the Plan from 8,100,000 to 20,000,000 shares, (b) permit the grant of non-qualified stock options having an exercise price per share which is less than the fair market value of the Company's Common Stock, and (c) set a limit of 8,750,000 option awards that may be granted to one individual in any calendar year. The 1998 Stock Option Plan permits the grant of ISO's and non-qualified stock options to purchase shares of the Company's Common Stock. As of April 1, 2004, stock options to purchase 2,691,342 shares of Common Stock had been granted under the 1998 Stock Option Plan. Of such option grants, 1,562,466 are ISOs and 1,128,876 are non-qualified options. The average per share exercise price for all outstanding options under the 1998 Stock Option Plan is approximately $1.94. No exercise price of an ISO was set at less than 100% of the fair market value of the underlying Common Stock, except for grants made to any person who owned stock possessing more than 10% of the total voting power of the Company, in which case the exercise price was set at not less than 10% of the fair market value of the underlying Common Stock. Subject to the terms of the 1998 Stock Option Plan, the Stock Option Committee determines the persons to whom grants are made and the vesting, timing, amounts and other terms of such grant. An employee may not receive ISO's exercisable in any one calendar year for shares with a fair market value on the date of grant in excess of $100,000. No quantity limitations apply to the grant of non-qualified stock options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table includes information as of December 31, 2003 relating to the Company's 1995 Stock Option Plan and 1998 Stock Option Plan, which comprise all of the equity compensation plans of the Company. The table provides the number of securities to be issued upon the exercise of outstanding options under such plans, the weighted-average exercise price of such outstanding options and the number of securities remaining available for future issuance under such equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                          NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                                      NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER EQUITY
                                      BE ISSUED UPON EXERCISE     EXERCISE PRICE OF        COMPENSATION PLANS
                                      OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
           PLAN CATEGORY                WARRANTS AND RIGHTS      WARRANTS AND RIGHTS     REFLECTED IN COLUMN(a))
           -------------              -----------------------   --------------------   ----------------------------
                                                (a)                      (b)                        (c)
Equity Compensation Plans
  Approved by Security
  Holders..........................         3,417,270                  $1.83                     5,520,270
Equity Compensation Plans Not
  Approved by Security
  Holders..........................                 0                      0                             0
  TOTAL............................         3,417,270                  $1.83                     5,520,270

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

         No stock options were granted to or exercised by the named executive officers during 2003. The following table presents information regarding the value of options outstanding at December 31, 2003 for each of the named executive officers.

                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                            OPTIONS AT FISCAL YEAR END     FISCAL YEAR END (2)
                            --------------------------  --------------------------
          NAME              EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-------------------------   -----------  -------------  -----------  -------------
Andrew D. Reddick........          ---          ---        $ ---         $ ---
Michael K. Reicher(1)....    1,065,170          ---        $ ---         $ ---
Peter A. Clemens.........      600,000       25,000        $ ---         $ ---
Vijai Kumar..............      100,000      300,000        $ ---         $ ---
James Emigh..............      116,000       35,000        $ ---         $ ---

(1) Mr. Reicher's services as Chief Executive Officer ceased effective June 16, 2003.

(2) Value is based upon the average of the closing bid and asked price of $.47 per share at December 31, 2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee consisted of Messrs. Wesson, Conjeevaram, Skelly, Reicher and Thangaraj during fiscal 2003. During 2003, except for Mr. Reicher, there were no Compensation Committee interlocks or insider participation in compensation decisions. Mr. Reicher resigned as a Director of the Company effective September 18, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information regarding the beneficial ownership of the Common Stock, as of April 1, 2004, for individuals or entities in the following categories: (i) each of the Company's Directors and nominees for Directors; (ii) the Chief

Executive Officer and the next four highest paid executive officers of the Company whose total annual compensation for 2003 exceeded $100,000 (the "named executive officers"); (iii) all Directors and executive officers as a group; and
(iv) each person known by the Company to be a beneficial owner of more than 5% of the Common Stock. Unless indicated otherwise, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

                                                SHARES OF COMMON STOCK ON AN AS-
                                                CONVERTED AND AS-EXERCISED BASIS
                                               -----------------------------------
                                                                PERCENT   PERCENT
                                                 AMOUNT           OF        OF
            NAME OF BENEFICIAL OWNER            OWNED(1)        CLASS(2)  CLASS(3)
---------------------------------------------  ----------       --------  --------
Galen Partners III, L.P(4)...................  36,997,999(5)      63.1%     56.3%
  610 Fifth Avenue, 5th Floor
  New York, New York 10020

Galen Partners International III, L.P(4).....   3,796,736(6)      15.0%      5.8%
  610 Fifth Avenue, 5th Floor
  New York, New York 10020

Oracle Strategic Partners, L.P(4)............  13,515,299(7)      38.5%     20.6%

Watson Pharmaceuticals, Inc..................  10,700,665(8)      33.1%     16.3%
   311 Bonnie Circle
   Corona, California 92880

Dennis Adams.................................   2,577,173(9)      10.7%      3.9%
   c/o Delaware Investment Advisors
   One Commerce Square
   Philadelphia, Pennsylvania 19103

Hemant K. Shah and Varsha H. Shah............   1,885,627(10)      8.0%      2.9%
   29 Christy Drive
   Warren, New Jersey 07059

Bernard Selz.................................     974,552(11)      4.3%      1.5%
   c/o Furman Selz
   230 Park Avenue
   New York, New York 10069

Michael and Susan Weisbrot...................  1,626,403(12)       7.0%      2.5%
   1136 Rock Creek Road
   Gladwyne, Pennsylvania 19035

Andrew D. Reddick............................          --           *         *
Michael K. Reicher...........................   1,142,426(13)      5.0%      1.7
William Skelly...............................     211,000(14)      1.0%       *
Bruce F. Wesson..............................          --           *         *
Srini Conjeevaram............................          --           *         *
William A. Sumner............................      50,000(15)       *         *
Zubeen Shroff................................          --           *         *
Peter A. Clemens.............................     774,843(16)      3.5%      1.2%
Jerry Karabelas..............................          --           *         *
Immanuel Thangaraj...........................          --           *         *
Alan Smith...................................      83,468(17)       *         *
Vijai Kumar..................................     100,000(18)       *         *
James Emigh..................................     173,500(19)       *         *
All Directors and Officers as a Group
(12 persons).................................   1,521,311(20)      6.6%      2.3%

* Represents less than 1% of the outstanding shares of the Company's Common
Stock.

(1) The information with respect to Hemant K. Shah and Varsha H. Shah, Dennis Adams, Bernard Selz and Michael and Susan Weisbrot and Watson Pharmaceuticals, is based upon filings with the Commission and/or information provided to the Company.

(2) Shows percentage ownership assuming (i) such party converts all of its currently convertible securities or securities convertible within 60 days of April 1, 2004 into the Company's common stock, and (ii) no other Company securityholder converts any of its convertible securities.

(3) Shows percentage ownership assuming such party and all other securityholders of the Company convert all of their convertible securities into the Company's common stock.

(4) Despite reasonable efforts, the Company was unable to obtain from its security holders the names of the individuals that exercise voting, investment and dispositive rights over the Company's securities held of record by such entities. The Company was unable to obtain such information without unreasonable effort and expense.

(5) Includes (i) 22,195,668 shares issuable upon conversion of 1998 Debentures and 1999 Debentures, (ii) 5,068,748 shares issuable upon exercise of 1998 Warrants and 1999 Warrants, (iii) 4,932,231 shares issuable upon exercise of common stock purchase warrants issued in connection with the 1998/1999 and 2001/2002 Galen Bridge Loans, (iv) 4,276,062 shares issuable upon conversion of Debentures issued in lieu of quarterly cash interest payments, and (v) 150,000 shares subject to currently exercisable stock options.

(6) Includes (i) 2,356,348 shares issuable upon conversion of 1998 Debentures and 1999 Debentures, (ii) 537,358 shares issuable upon exercise of 1998 Warrants and 1999 Warrants, (iii) 447,876 shares issuable upon exercise of common stock purchase warrants issued in connection with the 1998/1999 and 2001/2002 Galen Bridge Loans, and
         (iv) 455,154 shares issuable upon conversion of Debentures issued in lieu of quarterly cash interest payments.

(7) Includes (i) 8,533,847 shares issuable upon conversion of the 1999 Debentures, and (ii) 1,301,991 shares issuable upon conversion of Debentures issued in lieu of quarterly cash interest payments, and
         (iii) 30,000 shares subject to currently exercisable stock options.

(8)      Includes 10,700,665 shares issuable upon exercise of the Watson
         Warrant.

(9) Includes 1,553,641 shares issuable upon conversion of 1998 Debentures and 1999 Debentures.

(10) Includes 1,053,627 shares issuable upon conversion of 1998 Debentures and 1999 Debentures.

(11) Includes 614,309 shares issuable upon conversion of 1998 Debentures and 1999 Debentures.

(12) Includes 814,415 shares issuable upon conversion of 1998 Debentures and 1999 Debentures.

(13)     Includes (i) 62,590 shares issuable upon conversion of 1998 Debentures,
         (ii) 14,666 shares issuable upon conversion of Debentures issued in lieu of quarterly interest payments and (iii) 1,065,170 shares subject to currently exercisable stock options.

(14)     Includes 200,000 shares subject to currently exercisable stock options.

(15)     Includes 50,000 shares subject to currently exercisable stock options.

(16) Includes (i) 110,908 shares issuable upon conversion of 1998 Debentures, (ii) 17,885 shares issuable upon conversion of Debentures issued in lieu of quarterly interest payments, and (iii) 600,000 shares subject to currently exercisable stock options.

(17) Includes (i) 50,000 shares subject to currently exercisable common stock purchase options, and (ii) 22,490 shares issuable upon conversion of 1998 Debentures.

(18)     Includes 100,000 shares subject to currently exercisable stock options.

(19)     Includes 128,500 shares subject to currently exercisable stock options.

(20) Includes 1,408,283 shares which Directors and executive officers have the right to acquire within the next 60 days through the conversion of Debentures and the exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 20, 2002, the Company completed a private offering of securities for an approximate aggregate purchase price of $26,394,000 (the "2002 Debenture Offering"). The securities issued in the 2002 Debenture Offering consisted of 5% convertible senior secured debentures maturing March 31, 2006 (the "2002 Debentures"). The Debentures were issued by the

Company pursuant to a certain Debenture Purchase Agreement dated December 20, 2002 (the "2002 Purchase Agreement") by and among the Company, Care Capital, Essex, Galen and each of the purchasers listed on the signature page thereto. In accordance with the terms of the 2002 Purchase Agreement, each of Jerry Karabelas, a designee of Care Capital, and Immanuel Thangaraj, a designee of Essex, were appointed to the Company's Board of Directors.

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

         At the Company's request, on May 5, 2003, the Company received a letter executed by each of Care Capital, Galen and Essex (the "Majority 2002 Debentureholders") advising that the Majority 2002 Debentureholders would provide funding to meet the Company's 2003 capital requirements, up to an aggregate amount not to exceed $8.6 million (the "2003 Letter of Support"). In consideration for the issuance of the 2003 Letter of Support, the Company authorized the issuance of warrants to the Majority 2002 Debentureholders exercisable for an aggregate of 645,000 shares of the Company's Common Stock at an exercise price of $.34 per share (such exercise price being equal to the conversion price of the 2002 Debentures). In accordance with the terms of the Letter of Support, the Majority 2002 Debentureholders advance to the Company an aggregate principal amount of $8.6 million during the period from June 16, 2004 through and including December 29, 2003 to fund the Company's operating losses and working capital requirements (the "Letter of Support Advances"). The Letter of Support Advances were made in accordance with the terms of the 2002 Purchase Agreement resulting in the Company's issuance of additional 2002 Debentures in an aggregate principal amount of $8.6 million (plus additional 2002 Debentures issued in satisfaction of accrued interest on the Letter of Support Advances).

         On February 10, 2004, the Company consummated a private offering of convertible senior secured debentures (the "2004 Debentures") in the aggregate principal amount of approximately $12.3 million (the "2004 Debenture Offering"). The 2004 Debentures were issued by the Company pursuant to a certain Debenture and Share Purchase Agreement dated as of February 6, 2004 (the "2004 Purchase Agreement") by and among the Company, Care Capital, Essex, Galen and each of the purchasers listed on the signature page thereto. Of the approximate $12.3 million in debentures issued on February 10, 2004 under in the 2004 Debenture Offering, approximately $2 million of 2004 Debentures were issued in exchange for the surrender of a like amount of principal plus accrued and unpaid interest under the Company's 2002 Debentures issued to Care Capital, Essex and Galen during November and December, 2003 pursuant to the Letter of Support. On April 14, 2004, the Company completed an additional closing under the 2004 Purchase Agreement pursuant to which the Company issued additional 2004 Debentures in the aggregate principal amount of approximately $579,000, bringing the aggregate principal amount of 2004 Debentures issued by the Company under the 2004 Purchase Agreement to $12.879 million.

         The 2004 Debentures (including the principal amount plus interest accrued at the date of conversion) will convert automatically into the Company's series A convertible preferred stock (the "Series A Preferred") immediately following the Company's receipt of shareholder approval of the Company's restated Certificate of Incorporation (the "Charter Amendment") to, among other things, authorize the Series A Preferred shares, and the filing of the Charter Amendment with the Office of New York Department of State (the date of such filing, the "Charter Amendment Filing Date"). The Debentures will convert into Series A Preferred at a price per share (the "Conversion Price") of $0.6425, representing the average of the closing bid and asked prices of the Company's Common Stock for the 20 trading days ending February 4, 2004, as reported by the Over-the-Counter ("OTC") Bulletin Board. Based on the $0.6425 Conversion Price of the Series A Preferred and estimating the interest accrual under the 2004 Debentures prior to the Charter Amendment Filing Date, the 2004 Debentures are convertible into an aggregate of approximately 19.9 million Series A Preferred shares, of which 5.2 million, 6.8 million and 6.8 million are issuable to Care Capital, Essex and Galen, respectively, under the 2004 Debentures held by such parties (representing 26.1%, 34.2% and 34.2%, respectively, of the total Series A Preferred issuable upon conversion of the 2004 Debentures). The 2004 Purchase Agreement also provides that the holders of the Series A Shares shall have the right to vote as part of the single class with all holders of the Company's voting securities on all matters to be voted on by such security holders. Each holder of Series A Preferred shall have such number of votes as shall equal the number of votes he would have had if such holder converted all Series A Preferred held by such holder into shares of Common Stock immediately prior to the record date relating to such vote.

         As a condition to the completion of the 2004 Purchase Agreement, the Company, the investors in the 2004 Debentures and the holders of the Company's outstanding 5% convertible senior secured debentures due March 31, 2006 issued by the Company in 1998, 1999, 2002 and 2003 (collectively, the "1998-2002 Debentures"), executed a certain Voting Agreement dated as of February 6, 2004 (the "Voting Agreement"). The Voting Agreement provides that each of Care Capital, Essex and Galen (collectively, the "Lead 2004 Investors") has the right to designate for nomination one member of the Company's Board of Directors, and that the Lead 2004 Investors collectively may designate one additional member of the Board (collectively, the "Designees"). The Designees of Care Capital, Essex and Galen are Messrs. Karabelas, Thangaraj and Wesson, respectively, each of whom are current Board members. As of the date of this Report, the collective Designee of the Lead 2004 Investors had not been determined.

         Simultaneous with the execution of a 2004 Purchase Agreement, and as a condition to the initial closing of the 2004 Purchase Agreement, the Company, the investors in the 2004 Debentures and each of the holders of the 1998-2002 Debentures (the 2004 Debentures and the 1998-2002 Debentures are collectively referred to as the "Outstanding Debentures") executed a certain Debenture Conversion Agreement dated as of February 6, 2004 (the "Conversion Agreement"). In accordance with the terms of the Conversion Agreement, each holder of the Outstanding Debentures agreed to convert their debentures into the Company's Preferred Stock. Specifically, the Conversion Agreement provides, among other things, for the automatic conversion of the 2004 Debentures into the Company's Series A Preferred and the automatic conversion of the 1998-2002 Debentures into the Company's Series B convertible preferred stock (the "Series B Preferred") and/or the Company's series C convertible preferred stock (the "Series C Preferred") immediately upon the Charter Amendment Filing Date. The Series B Preferred and the Series C Preferred are referred to collectively as the "Junior Preferred Shares", and the Junior Preferred Shares, together with the Series A Preferred are referred to collectively as the "Preferred Stock".

         After giving effect to the 2004 Debenture Offering and assuming (i) the receipt of shareholder approval of the Charter Amendment, (ii) the filing of the Charter Amendment, (iii) the conversion of the 2004 Debentures into Series A Preferred, and (iv) the conversion of the 1998-2002 Debentures into Junior Preferred Shares, Care Capital, Essex and Galen would control approximately 15.1 %, 17.6 % and 47.9 %, respectively, of the Company's voting securities (or approximately 13.3 %, 15.6 %, 47.9 %, respectively, after giving effect to the conversion of all of the Company's issued and outstanding Common Stock purchase options and warrants).

         It was a condition to the completion of the 2004 Debenture Offering that the Watson Loan Agreement be restructured to provide for a reduction in the principal amount of the Watson Term Loan and for the assignment of the Watson Term Loan as restructured to Care Capital, Essex, Galen and the other investors in the 2004 Debentures as of February 10, 2004 (collectively, the "Watson Note Purchasers"). Accordingly, simultaneous with the closing of the 2004 Purchase Agreement, each of the Company, Watson and the Watson Note Purchasers executed an Umbrella Agreement dated as of February 6, 2004 (the "Umbrella Agreement"). The Umbrella Agreement provides for (i) the Company's payment to Watson of approximately $4.3 million in consideration of amendments to the Watson term notes in the aggregate principal amount of approximately $21.4 million evidencing the Watson Term Loan (the "Watson Notes") (A) to forgive approximately $16.4 million of indebtedness under that Watson Notes, leaving a $5 million principal balance, (B) to extend the maturity date of the Watson Notes from March 31, 2006 to June 30, 2007, (C) to provide for the satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, and (D) to provide for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default under the Watson Notes (the Watson Notes as so amended, the "Amended and Restated Watson Note"), and (ii) Watson's sale and conveyance of the Amended and Restated Watson Note to the Watson Note Purchasers for cash consideration of $1.0 million.

         In accordance with the terms of the Umbrella Agreement, simultaneous with the Company's payment to Watson of approximately $4.3 million, the Company conveyed to Watson approximately $165,000 in finished dosage products, at no charge, ANDAs for butalbital/acetaminophen/caffeine tablets, doxycycline hyclate capsules and doxycycline monohydrate capsules, the drug master files and certain related assets for doxycycline monohydrate API and doxycycline hyclate API, and the Company's equipment dedicated to the production of doxycycline API (collectively, the "Transferred Assets"). The Company also granted to Watson an option to enter into a commercial supply agreement for hydrocodone bitartrate API (the "Hydrocodone Option"). In addition to Watson forgiveness of approximately $16.4 million of indebtedness under the Watson Notes, as additional consideration for the payment to Watson of approximately $4.3 million, the conveyance of the Transferred Assets, and the grant of the Hydrocodone Option, all current supply agreements between the Company and Watson were terminated and Watson waived the dilution protections contained in the Watson Warrant, to the extent such dilution protections were triggered by the transactions contemplated in the 2004 Debenture Offering.

         The Amended and Restated Watson Note in the principal amount of $5.0 million is secured by a first lien on all of the Company's and its subsidiaries' assets, senior in right of payment and lien priority over all other Company indebtedness, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007.

         After giving effect to the transactions provided in the Umbrella Agreement, the Watson Note Purchasers represent the Company's senior lenders. The allocation of ownership of the $5.0 million Amended and Restated Watson Note among each of the Watson Note Purchasers was based on the quotient of the principal amount of the 2004 Debentures purchased by such Watson Note Purchaser, divided by approximately $12.3 million, representing the aggregate principal amount of the 2004 Debentures issued by the Company on February 10, 2004. As such, of the $5.0 million principal amount of the Amended and Restated Watson Note, approximately $1,352,000, $1,754,000, and $1,754,000, is owed by the
Company to Care Capital, Essex and Galen, respectively (representing approximately 27%, 35% and 35%, respectively, of the Amended and Restated Watson
Note).

         Each of Michael and Susan Weisbrot and Dennis Adams beneficially own in excess of 5% of the Company's voting securities. Each of such security holders participated as an investor in the 2004 Debentures, agreed to convert their 1998-2002 Debentures into Junior Preferred Shares and purchased a portion of the Amended and Restated Watson Note a member of the Watson Note Purchasers. In addition, Bernard Selz, Hemant and Varsha Shah and Oracle Strategic Partners, L.P., each a beneficial owner of in excess of 5% of the Company's voting securities, is a party to the Conversion Agreement pursuant to which each has agreed to automatically convert their respective 1998-2002 Debentures into Junior Preferred Shares on the Charter Amendment Filing Date. See "Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2002 and December 31, 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for such fiscal years, were $176,000 and $150,623, respectively, all of which were attributable to Grant Thornton LLP.

AUDIT - RELATED FEES

         The aggregate fees billed for professional services rendered by the Company's principal accountant and which are reasonably related to the performance of the audit or review of the Company's financial statements and which are not reported above under the caption "Audit Fees" for each of the fiscal years ended December 31, 2002 and December 31, 2003 were $14,180 and $36,620, respectively, all of which were attributable to Grant Thornton LLP. These fees relate to services provided in connection with the audit of the Company's 401(k) and profit sharing plan.


TAX FEES

         The aggregate fees bills for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2002 and December 31, 2003 were $54,000 and $51,236, respectively, all of which were attributable to Grant Thornton LLP. These services related to the preparation of various state and Federal tax returns.

ALL OTHER FEES

         There were no fees billed for professional services rendered by the Company's principal accountant for products and services provided, other than those described above under the captions "Audit Fees", "Audit-Related Fees" and "Tax Fees".

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

         Consistent with policies of the Commission regarding auditor independence and the Audit Committee Charter, the Audit Committee has the responsibility for appointing, setting compensation and overseeing the work of the independent auditor. The

Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the independent auditor, the Audit Committee considers whether such services are consistent with the auditor's independence, whether the independent auditor is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company's ability to manage or control risk or improve audit quality.

         All of the audit-related, tax and other services provided by Grant Thornton LLP in fiscal year 2003 and related fees (as described in the captions above) were approved in advance by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) Consolidated Financial Statements -- See Index to Financial Statements.

         (a)(2) Consolidated Financial Statement Schedules -- See Index to Financial Statements

         (b) Reports on Form 8-K

         On November 19, 2003, the Company filed a Current Report on Form 8-K. The Form 8-K described the Company's issuance of a press release disclosing the financial results for its third quarter ended September 30, 2003 and the nine months then ended.

         (c) Exhibits

         The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

EXHIBIT
NUMBER                                 DOCUMENT
-------  -----------------------------------------------------------------------
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

4.2      Form of Convertible Senior Secured Debenture issued pursuant to the
         Debenture and Share Purchase Agreement dated as of February 6, 2004
         (incorporated by reference to Exhibit 4.1 of the Registrant's Current
         Report on Form 8-K dated February 10, 2004 (the "February 2004 Form
         8-K")

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

10.89    Watson Common Stock Purchase Warrant dated December 20, 2002
         (incorporated by reference to Exhibit 10.14 to the December 2002 Form
         8-K).

10.90 Registration Rights Agreement dated December 20, 2002 (incorporated by reference to Exhibit 10.15 to the December 2002 Form 8-K).

10.91    Warrant Recapitalization Agreement dated December 20, 2002
         (incorporated by reference to Exhibit 10.15 to the December 2002 Form
         8-K).

10.92 Debenture and Share Purchase Agreement dated as of February 6, 2004 by and among Halsey Drug Co., Inc., Care Capital Investments, II, LP,
         Essex Woodlands Health Ventures V, L.P., Galen Partners III, L.P. and the other purchasers listed on the signature page thereto (incorporated by reference to Exhibit 10.1 of the February 2004 Form 8-K).

10.93 Debenture Conversion Agreement dated as of February 6, 2004 by and among Halsey Drug Co., Inc., Care Capital, Essex Woodlands, Galen
         Partners and the other signatories thereto (incorporated by reference to Exhibit 10.2 of the February 2004 Form 8-K).

10.94    Amended and Restated Certificate of Incorporation of Halsey Drug Co.,
         Inc. (incorporated by reference to Exhibit 10.3 of the February 2004
         Form 8-K).

10.95    Investor Rights Agreement dated as of February 6, 2004 by and among
         Halsey Drug Co., Inc., Care Capital, Essex Woodlands, Galen Partners and the other signatories thereto (incorporated by reference to Exhibit
         10.4 of the February 2004 Form 8-K).

10.96 Amended and Restated Voting Agreement dated as of February 6, 2004 by and among Halsey Drug Co., Inc., Care Capital, Essex Woodlands, Galen
         Partners and the other signatories thereto (incorporated by reference to Exhibit 10.5 of the February 2004 Form 8-K).

10.97    Amended and Restated Registration Rights Agreement dated as of February
         6, 2004 by and among Halsey Drug Co., Inc., Watson Pharmaceuticals,
         Care Capital, Essex Woodlands, Galen Partners and the other signatories thereto (incorporated by reference to Exhibit 10.6 of the February 2004
         Form 8-K).

10.98    Amended and Restated Subordination Agreement dated as of February 6,
         2004 by and among Halsey Drug Co., Inc., Care Capital, Essex Woodlands,
         Galen Partners and the other signatories thereto (incorporated by reference to Exhibit 10.7 of the February 2004 Form 8-K).

10.99    Company General Security Agreement (incorporated by reference to
         Exhibit 10.8 of the February 2004 Form 8-K).

10.100 Form of Unconditional Agreement of Guaranty (incorporated by reference to Exhibit 10.9 of the February 2004 Form 8-K).

10.101   Form of Guarantor Security Agreement (incorporated by reference to
         Exhibit 10.10 of the February 2004 Form 8-K).

10.102   Stock Pledge Agreement dated as of February 6, 2004 by and between
         Halsey Drug Co., Inc. and Galen Partners, as agent (incorporated by reference to Exhibit 10.11 of the February 2004 Form 8-K).

10.103   Umbrella Agreement dated as of February 6, 2004 by and among Halsey
         Drug Co., Inc., Watson Pharmaceuticals, Care Capital, Essex Woodlands,
         Galen Partners and the other signatories thereto (incorporated by reference to Exhibit 10.12 of the February 2004 Form 8-K).

10.104 Third Amendment to Loan Agreement dated as of February 6, 2004 by and among Halsey Drug Co., Inc. and Watson Pharmaceuticals (incorporated by reference to Exhibit 10.13 of the February 2004 Form 8-K).

10.105 Amended and Restated Promissory Note in the principal amount of $5,000,000 issued by Halsey Drug Co., Inc. in favor of Watson
         Pharmaceuticals (incorporated by reference to Exhibit 10.14 of the February 2004 Form 8-K).

10.106 Hydrocodone API Supply Option Agreement dated as of February 6, 2004 between Halsey Drug Co, Inc. and Watson Pharmaceuticals (incorporated by reference to Exhibit 10.15 of the February 2004 Form 8-K).

10.107   Noteholders Agreement dated as of February 6, 2004 by and among Halsey
         Drug Co., Inc., Care Capital, Essex Woodlands, Galen Partners and the other signatories thereto (incorporated by reference to Exhibit 10.16 of the February 2004 Form 8-K).

10.108   Asset Purchase Agreement dated March 19, 2004 by and among Halsey Drug
         Co., Inc., Axiom Pharmaceutical Corporation and IVAX Pharmaceuticals
         New York LLC (incorporated by reference to Exhibit 2.1 of the
         Registrant's Form 8-K filed March 25, 2004 (the "March 2004 Form
         8-K")).

10.109   Voting Agreement dated March 19, 2004 by and among Halsey Drug Co.,
         Inc., IVAX Pharmaceuticals New York LLC and certain holders of Halsey
         Drug Co., Inc. voting securities (incorporated by reference to Exhibit
         10.1 of the March 2004 Form 8-K).

10.110   Use and License Agreement dated March 19, 2004 by and among Halsey Drug
         Co., Inc., Axiom Pharmaceutical Corporation and IVAX Pharmaceuticals
         New York LLC (incorporated by reference to Exhibit 10.2 of the March
         2004 Form 8-K.)

  *14    Code of Ethics

   21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 22 to the 1993 Form 10-K).

*23.1 Consent of Grant Thornton LLP, independent certified public accountants, to the incorporation by reference of its report to the consolidated financial statements of the Registrant contained in its Form 10-K for the year ended December 31, 2003, into the Registrant's
         Registration Statements on Form S-8 (Registration Nos. 333-63288 and
         33-98356).

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

* Filed herewith

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

                                     HALSEY DRUG CO., INC.

                                     By:          /s/ ANDREW D. REDDICK
                                         --------------------------------------
                                                  Andrew D. Reddick
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)

Date: April 14, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ William G. Skelly                    Director                   April 14, 2004
-----------------------
   William G. Skelly

   /s/ Peter Clemens       Vice President, Chief Financial Officer   April 14, 2004
-----------------------      (Principal Financial and Accounting
     Peter Clemens                  Officer) and Director

   /s/ Alan J. Smith                      Director                   April 14, 2004
-----------------------
    Alan J. Smith

  /s/ Bruce F. Wesson                     Director                   April 14, 2004
-----------------------
    Bruce F. Wesson

  /s/ William Sumner                      Director                   April 14, 2004
-----------------------
    William Sumner

 /s/ Srini Conjeevaram                    Director                   April 14, 2004
-----------------------
   Srini Conjeevaram

   /s/ Zubeen Shroff                      Director                   April 14, 2004
-----------------------
     Zubeen Shroff

  /s/ Jerry Karabelas                     Director                   April 14, 2004
-----------------------
    Jerry Karabelas

/s/ Immanuel Thangaraj                    Director                   April 14, 2004
-----------------------
  Immanuel Thangaraj

                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page
                                                               -----------
Report of Independent Certified Public Accountants                 F-2

Consolidated Balance Sheets                                     F-3 - F-4

Consolidated Statements of Operations                              F-5

Consolidated Statement of Stockholders' Equity (Deficit)           F-6

Consolidated Statements of Cash Flows                           F-7 - F-9

Notes to Consolidated Financial Statements                     F-10 - F-51

Schedule II - Valuation and Qualifying Accounts                   F-52

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Directors and Stockholders
    HALSEY DRUG CO., INC.

We have audited the accompanying consolidated balance sheets of Halsey Drug Co., Inc. and Subsidiaries (a development stage enterprise) (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity(deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halsey Drug Co., Inc. and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the consolidated financial statement schedule listed in the Index at Item 15(a)(2). In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company incurred a net loss of $48,455,000 during the year ended December 31, 2003, and, as of that date, the Company's current liabilities exceeded its current assets by $3,770,000, and its total liabilities exceeded its total assets by $52,067,000. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

New York, New York
February 26, 2004, except for Note B,
    as to which the date is March 19, 2004

                     Halsey Drug Co., Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,
                                 (in thousands)

                                                             2003      2002
                                                            -------   -------
  CURRENT ASSETS
      Cash                                                  $   942   $ 9,211
      Accounts receivable - trade, net of allowances
           of $428 and $14 in 2003 and 2002, respectively       467       610
      Inventories                                               312     2,285
      Prepaid expenses and other current assets                 401       394
                                                            -------   -------

               Total current assets                           2,122    12,500

PROPERTY, PLANT AND EQUIPMENT, NET                            3,394     5,367

DEFERRED PRIVATE OFFERING COSTS, net of
      accumulated amortization of $ 318 and $9 in 2003
      and 2002, respectively                                    714     1,032

OTHER ASSETS AND DEPOSITS                                       392       465
                                                            -------   -------
                                                            $ 6,622   $19,364
                                                            =======   =======

The accompanying notes are an integral part of these statements.

                     Halsey Drug Co., Inc. and Subsidiaries

                                  December 31,
                      (in thousands, except per share data)

                                                                2003         2002
                                                              ---------    ---------
CURRENT LIABILITIES
      Current maturities of notes payable and capital lease   $      45    $      33
           obligations
      Accounts payable                                            1,895        3,119
      Accrued expenses                                            3,652        3,115
      Department of Justice settlement                              300          300
                                                              ---------    ---------

               Total current liabilities                          5,892        6,567

TERM NOTE PAYABLE                                                21,401       21,401

BRIDGE LOANS                                                      2,000            -
      Less: debt discount                                          (568)           -
                                                              ---------

                                                                  1,432            -

CONVERTIBLE SUBORDINATED DEBENTURES                              86,632       77,118
      Less: debt discount                                       (56,893)     (73,955)
                                                              ---------    ---------

                                                                 29,739        3,163

CAPITAL LEASE OBLIGATIONS                                            92           40

DEPARTMENT OF JUSTICE SETTLEMENT                                    133          461

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock - $.01 par value; authorized,
           80,000 shares; issued and outstanding,
           21,602 shares and 21,035 shares in
           2003 and 2002, respectively                              216          211
      Additional paid-in capital                                157,262      148,611
      Accumulated deficit                                      (209,545)    (161,090)
                                                              ---------    ---------
                                                                (52,067)     (12,268)
                                                              ---------    ---------
                                                              $   6,622    $  19,364
                                                              =========    =========

The accompanying notes are an integral part of these statements.

                     Halsey Drug Co., Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,
                      (in thousands, except per share data)

                                                       2003        2002        2001
                                                     --------    --------    --------
Product sales                                        $  5,750    $  8,205    $  8,429
Product development revenues                                -           -       8,500
                                                     --------    --------    --------

               Net product revenues                     5,750       8,205      16,929

Operating costs
      Cost of manufacturing                            11,705      12,535      14,857
      Research and development                          1,460       1,517       1,327
      Selling, general and administrative expenses      7,903       7,216       6,616
      Plant shutdown costs                              1,926        (126)         68
                                                     --------    --------    --------

               Loss from operations                   (17,244)    (12,937)     (5,939)

Other income (expense)
      Interest expense                                 (6,001)     (4,728)     (3,913)
      Interest income                                      25          15          69
      Amortization of deferred debt discount and
           private offering costs                     (24,771)    (12,558)     (2,591)
      Loss on extinguishment of debt                        -     (28,415)          -
      Investment in joint venture                           -           -        (202)
      Other income (expense)                             (464)       (966)         13
                                                     --------    --------    --------

               NET LOSS                              $(48,455)   $(59,589)   $(12,563)
                                                     ========    ========    ========

Basic and diluted loss per common share              $  (2.28)   $  (3.90)   $   (.84)
                                                     ========    ========    ========
Weighted average number of outstanding shares          21,227      15,262      15,021
                                                     ========    ========    ========

The accompanying notes are an integral part of these statements.

                     Halsey Drug Co., Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                         Common stock,
                                                        $.01 par value      Additional
                                                      -------------------    Paid-in    Accumulated
                                                      Shares      Amount     Capital       Deficit     Total
                                                      -------    --------   ----------  -----------  --------
Balance at January 1, 2002                             15,065    $    151    $ 35,914   $  (101,501) $(65,436)

Issuance of common stock in exchange for
    warrants                                            5,970          60       2,222                   2,282
Beneficial conversion
    features in connection with debentures (Note H)                            74,619                  74,619
Issuance of warrant in connection with extension of
maturity date of term loan (Note I(a))                                         11,985                  11,985
Issuance of warrant in connection with Bridge Loans
(Note I(b))                                                                     5,115                   5,115
Beneficial conversion features in connection with
issuance of Bridge Loans (Note I (b))                                           3,745                   3,745
Modification of terms of existing warrants                                     15,011                  15,011
                                                                             --------                --------
Net loss for the year ended December 31, 2002                                               (59,589)  (59,589)
                                                      -------    --------    --------   -----------  --------

Balance at December 31, 2002                           21,035         211     148,611      (161,090)  (12,268)

Conversion of Debentures                                  567           5         322                     327
Issuance of warrant for lending commitment                                        581                     581
Issuance of beneficial conversion
    features in connection with debt                                            7,178                   7,178
Issuance of warrant in severance                                                  113                     113
Increase in fair value of warrants                                                457                     457
Net loss for the year ended December 31, 2002                                               (48,455)  (48,455)
                                                      -------    --------    --------   -----------  --------
Balance at December 31, 2003                           21,602    $    216    $157,262   $  (209,545) $(52,067)
                                                      =======    ========    ========   ===========  ========

The accompanying notes are an integral part of these statements.

                     Halsey Drug Co., Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,
                        (in thousands, except share data)

                                                                                 2003        2002        2001
                                                                               --------    --------    --------
Cash flows from operating activities
      Net loss                                                                 $(48,455)   $(59,589)   $(12,563)
                                                                                           --------    --------
      Adjustments to reconcile net loss to net cash used
         in operating activities
               Depreciation and amortization                                        811         835         861
               Amortization of deferred debt discount and private
                  offering costs                                                 24,771      12,558       2,591
               Amortization of deferred product acquisition costs                    42          37          35
               Provision for losses on accounts receivable                          351         101         318
               (Gain) loss on disposal of assets                                      7          28          68
               Debentures and stock issued for interest expense                   3,241       2,191       2,154
               Loss on debt extinguishment                                            -      28,415           -
               Change in fair value of warrants due to modification of terms
                                                                                    457         863           -
               Write-down of investment in affiliate                                  -         202
               Impairment reserve against assets                                  3,619           -           -
               Changes in assets and liabilities
                    Accounts receivable                                          (2,244)     (2,170)       (382)
                    Inventories                                                      28         444          40
                    Prepaid expenses and other current assets                       (76)       (156)        952
                    Other assets and deposits                                       103         121        (174)
                    Accounts payable                                               (877)        853       2,324
                    Accrued expenses                                              2,137       3,010       1,484
                                                                               --------    --------    --------
               Total adjustments                                                 32,370      47,130      10,473
                                                                               --------    --------    --------
               Net cash used in operating activities                            (16,085)    (12,459)     (2,090)
                                                                               --------    --------    --------
Cash flows from investing activities
      Capital expenditures                                                         (410)       (287)     (1,544)
      Capital contribution to joint venture                                           -           -         (89)
      Net proceeds from sale of assets                                                -          16          28
                                                                               --------    --------    --------
               Net cash used in investing activities                               (410)       (271)     (1,605)
                                                                               --------    --------    --------
Cash flows from financing activities
      Proceeds from issuance of notes payable                                     2,000      12,500       7,700
      Payments to Department of Justice                                            (328)       (313)       (301)
      Exercise of stock options                                                       -           -          96
      Repayment of debentures                                                         -           -      (2,200)
      Payments on notes payable and capital lease obligations                       (46)       (147)     (1,855)
      Proceeds from issuance of convertible subordinated
         debentures                                                               6,600      10,500           -
      Deferred private offering costs                                                 -      (1,041)          -
                                                                               --------    --------    --------
               Net cash provided by financing activities                          8,226      21,499       3,440
                                                                               --------    --------    --------
               NET INCREASE (DECREASE) IN CASH AND
                    CASH EQUIVALENTS                                             (8,269)      8,769        (255)
Cash and cash equivalents at beginning of year                                    9,211         442         697
                                                                               --------    --------    --------
Cash and cash equivalents at end of year                                       $    942    $  9,211    $    442
                                                                               ========    ========    ========

The accompanying notes are an integral part of these statements.

                     Halsey Drug Co., Inc. and Subsidiaries

                  Years ended December 31, 2003, 2002 and 2001
                        (in thousands, except share data)

Supplemental disclosures of noncash investing and financing activities:

Year ended December 31, 2003

1. The Company's bridge loans contained beneficial conversion features, which were valued at $578.

2. The Company's convertible debentures contained beneficial conversation features, which were valued at $6,600.

3. The Company issued $3,241 of debentures as payment of like amounts of debenture accrued interest.

4. The Company repaid $2,037 of indebtedness in the form of product deliveries.

5. The Company issued 645,000 warrants with an estimated relative fair value of $582 for the lending commitment in the form of debentures and bridge loans.

6. The Company issued 567,000 shares of common stock upon conversion of $327 of debentures.

7. The Company issued 150,000 warrants with an estimated relative fair value of $113 in connection with the termination of an employment agreement.

8.       Equipment financed through capital leases aggregated approximately
         $111.

                     Halsey Drug Co., Inc. and Subsidiaries

                  Years ended December 31, 2003, 2002 and 2001
                        (in thousands, except share data)

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

6. The Company repaid $1,826 of indebtedness in the form of product deliveries.

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

                     Halsey Drug Co., Inc. and Subsidiaries

                  Years ended December 31, 2003, 2002 and 2001
                        (in thousands, except share data)

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

                     Halsey Drug Co., Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

         Halsey Drug Co., Inc. (the "Company" or "Halsey"), a New York corporation established in 1935, and its subsidiaries, was engaged in the development, manufacture, sale and distribution of generic drugs and active pharmaceutical ingredients ("APIs"). A generic drug is the chemical and therapeutic equivalent of a brand-name drug for which patent protection has expired. A generic drug may only be manufactured and sold if patents (and any additional government-granted exclusivity periods) relating to the brand-name equivalent of the generic drug have expired. A generic drug is usually marketed under its generic chemical name or under a brand name developed by the generic manufacturer. Through its strategic alliance with Watson Pharmaceuticals, Inc. ("Watson"), as described below, the Company sold its generic drug products under the Watson name for distribution by Watson to drugstore chains and drug wholesalers. In addition, the Company sold its generic drug products under its own name or that of a wholly-owned subsidiary commencing in the second quarter of 2003. While subject to the same governmental standards for safety and efficacy as its brand-name equivalent, a generic drug is usually sold at a price substantially below that of its brand-name equivalent.

         In the fourth quarter of 2003, the Company restructured it operations, as more fully describe in Note B, and substantially ceased the manufacturing of the Company's generic finished dosage products on January 30, 2004.

         As restructured, the Company is engaged in the development and commercial scale up of the Company's novel API opioid synthesis technologies at the Culver, Indiana facility, the prosecution of the Company's application to the DEA to receive a registration to import Narcotic Raw Materials ("NRMs") for use in the production of opioid API's, the development of the Company's proprietary abuse deterrent formulation technologies for use in orally administered opioid containing finished dosage products, the manufacture of clinical trial supplies of abuse deterrent formulations, the evaluation of products utilizing abuse deterrent formulation technology in appropriate clinical trials, entering into license agreements with strategic partners providing that such licensees will further develop such abuse deterrent formulation finished dosage products, file for regulatory approval with the U.S. Food and Drug Administration ("FDA") and commercialize such products, and the Company's manufacture of commercial quantities of such products for sale by the Company's licensees. During 2003, Axiom Pharmaceutical Corporation began operations of manufacturing and distributing generic pharmaceutical products under its own label. As of January 30, 2004, substantially all operations of Axiom Pharmaceutical Corporation ceased.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

         1.       Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Houba, Inc., and Axiom Pharmaceutical Corporation (formerly known as Halsey Pharmaceuticals, Inc.) All material intercompany accounts and transactions have been eliminated. During 2002, the Company dissolved all of its inactive subsidiaries with the exception of Houba, Inc. and Axiom Pharmaceutical Corporation. The dissolution of the inactive subsidiaries had no impact on the consolidated financial position, results of operations or cash flows of the Company.

         2.       Statements of Cash Flows

                  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid no substantial income taxes for the years ended December 31, 2003, 2002 and 2001. In addition, the Company paid cash interest of approximately $ 526,000, $136,000 and $683,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

         3.       Accounts Receivable - Trade and Allowance Accounts

                  The Company's accounts receivable - trade are due from customers engaged in the distribution of pharmaceutical products. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due generally between 30 and 60 days and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts, and other allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates that are used in determining these allowances are based on the Company's historical experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to bad debt expense.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE A (CONTINUED)

Changes in the Company's allowance accounts are as follows:

                                                     2003      2002      2001
                                                    ------    ------    ------
                                                          (in thousands)
Beginning balance                                   $   14    $  347    $  315
      Provision for losses on accounts receivable      351       101       402
      Provision for all other allowances                77         -         -
      Allowances paid                                   (6)     (434)     (288)
      Write-off                                         (8)        -         -
      Recoveries                                         -         -       (82)
                                                    ------    ------    ------
Ending balance                                      $  428    $   14    $  347
                                                    ======    ======    ======

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

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE A (CONTINUED)

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

                  The estimated lives used in determining depreciation and amortization are:

Building and building improvements    20 - 39 years
Machinery and equipment                3 - 10 years
Leasehold improvements                Shorter of the life of the lease or
                                        the service life of the asset

         6.       Impairment of Long-Lived Assets

                  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. To the extent impairment has occurred, the carrying amount of the asset would be written down to an amount to reflect the fair value of the asset. See Note J for the impairment charge related to the write-off of leasehold improvements of the Company's Brooklyn, New York plant, which closed in March 2001. See Note B for impairment charge relating to write-down of manufacturing assets of the Company's Congers, New York and Culver, Indiana plants.

         7.       Deferred Private Offering Costs

                  Deferred private offering costs represent costs incurred by the Company in conjunction with securing debt financing. The Company incurred approximately $582,000 in deferred private offering costs during the year ended December 31, 2003 in conjunction with a lending commitment received for the private offering of securities in the form of Debentures and Bridge Loans. The Company incurred approximately $1,041,000 in deferred private offering costs during the year ended December 31, 2002 in conjunction with a private offering of securities. (See Note H.) Deferred private offering costs are amortized to interest expense over the life of the related obligations.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE A (CONTINUED)

         8.       Deferred Debt Discount

                  Debt discount resulting from the issuance of stock warrants in connection with the issuance of subordinated debt and other notes payable as well as beneficial conversion features contained in convertible debt instruments (Notes H and I) is recorded as a reduction of the related obligations and is amortized over the remaining life of the related obligations. Debt discount related to the stock warrants issued is determined by a calculation which is based on the relative fair values ascribed to such warrants determined management's use of the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions made by management regarding the estimated life of the warrant, the estimated volatility of the Company's common stock and the expected dividend yield.

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

                  The Company recognizes product development revenue when the Company has earned such revenue in accordance with the achievement of specific criteria as outlined in the applicable products development agreement.

         10.      Shipping and Handling Costs

                  The Company includes all shipping and handling expenses incurred as a component of cost of manufacturing.

         11.      Research and Development Costs

                  All research and development costs are expensed when incurred.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE A (CONTINUED)

         12.      Advertising Costs

                  Advertising costs are expensed as incurred. Advertising costs charged to operations for the years ended December 31, 2002 and 2001 were approximately $288,000 and $39,000, respectively. During the year ended December 31, 2003, the company benefited from previously accrued advertising costs of approximately $306,000.

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

         14.      Earnings (Loss) Per Share

                  The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on basic earnings per share adjusted for the effect of other potentially dilutive securities. Excluded from the 2003, 2002 and 2001 computation are approximately 249,877,514, 200,368,000 and 52,976,000, respectively, of outstanding warrants and options and the effect of convertible debentures outstanding which would have been antidilutive.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE A (CONTINUED)

         15.      Stock-Based Compensation

                  The Company has two stock-based employee compensation plans, which are described more fully in Note N. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. ("SFAS No. 148")". Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

                  The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                               Year ended December 31,
                                                       --------------------------------------
                                                        (in thousands, except per share data)
                                                          2003          2002          2001
                                                       ----------    ----------    ----------
Net loss, as reported                                  $  (48,455)   $  (59,589)   $  (12,563)
Deduct: Total stock-based employee
    compensation expense determined under fair
    value-based method for all awards
                                                             (662)       (1,047)       (1,679)
                                                       ----------    ----------    ----------
Pro forma net loss                                     $  (49,117)   $  (60,636)   $  (14,242)
                                                       ==========    ==========    ----------
Loss per share:
      Basic and diluted - as reported                  $    (2.28)   $    (3.90)   $     (.84)
                                                       ----------    ----------    ----------
      Basic and diluted - pro forma                    $    (2.31)   $    (3.97)   $     (.95)
                                                       ----------    ==========    ==========

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE A (CONTINUED)

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

                  The weighted-average option fair values and the assumptions used to estimate these values are as follows:

                                           Grants issued during
                                     --------------------------------
                                       2003        2002        2001
                                     --------    --------    --------
Expected life (years)                     2.5          10          10
Risk-free interest rate                   1.8%        4.6%        5.3%
Expected volatility                        94%         88%         86%
Dividend yield                            0.0%        0.0%        0.0%
Weighted-average option fair value   $    .53    $   1.12    $   1.87

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

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE A (CONTINUED)

         17.      Carrying Amount and Fair Value of Financial Instruments

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

         18.      New Accounting Pronouncements

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

         19.      Reclassifications

                  Certain reclassifications have been made to the prior years' amounts to conform to the current year's presentation.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE B - BASIS OF PRESENTATION AND LIQUIDITY MATTERS

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2003, the Company had cash and cash equivalents of approximately $942,000, working capital deficit of approximately $3,770,000 and a stockholders' deficit of approximately $52,067,000. The Company incurred a loss from operations of approximately $17,244,000 and a net loss of approximately $48,455,000 during the year ended December 31, 2003. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters follow:

         After due consideration of alternative strategies and considering the optimal use of available funding, and the prospects for attracting new funding, on October 30, 2003, the Company's Board of Directors unanimously adopted a strategy to substantially restructure the Company's operations. On November 6, 2003, the Company publicly announced its restructuring plan to focus its efforts on research and development related to certain proprietary finished dosage products and APIs. In making its determination the Board of Directors considered, among other factors, the Company's ability and time required to generate positive cash flow and income from the operation of the Company's finished dosage manufacturing, packaging, labeling and distribution facilities located in Congers, New York (collectively, the "Congers Facilities") in the manufacture and distribution of finished dosage generic products pursuant to abbreviated new drug applications ("ANDAs").

         The Company incurred losses of $48.5 million in 2003, $59.6 million in 2002 and $12.6 million in 2001. The Board determined that near term sales of the Company's finished dosage generic products would likely result in continued financial losses in view of the highly competitive market environment, low market pricing, declining market size for its existing generic products and the lack of timely new generic product launches. Based on this analysis and other factors, the Board concluded that the Company restructure its operations by closing or divesting the Congers Facilities and reducing certain activities at its Culver Facility. The plan targeted a reduction in workforce of approximately 70 employees at the Congers Facilities, 25 employees at the Culver Facility and 5 employees in Rockford, Illinois.

         In implementing the restructuring plan at the Culver Facility, the reduction in work force involved approximately 25 employees engaged in or supporting the manufacture of doxycycline hyclate and doxycycline monohydrate APIs which were converted to finished dosage products at the Congers Facilities. With the closure of the Congers Facilities the APIs manufactured in Culver were not required. The Culver Facility work force reduction was substantially completed by December 31, 2003.

         In implementing the restructuring plan at the Rockford, Illinois administrative office facility, the Company terminated its Rockford office lease agreement and relocated the administrative functions to Palatine, Illinois. This process was completed on February 29, 2004 resulting in a reduction in work force of 5 employees.

         In implementing the restructuring of operations at the Congers Facilities, the reduction in work force involved essentially all of the employees at the site. Finished generic product manufacturing operations substantially ceased on January 30, 2004. Packaging and labeling operations ceased approximately February 12, 2004 and quality assurance and related support activities ceased on approximately February 27, 2004. Such dates also mark the substantial completion of the reduction in work force of approximately 70 employees engaged in these activities at the Congers Facilities. From approximately March 1, 2004 to March 19, 2004 a small logistics, maintenance and warehouse staff prepared the Congers Facilities for sale to IVAX Pharmaceuticals as discussed below.

         In implementing the restructuring adopted by the Board, the Company has transitioned to a single vertically integrated operations site located at its Houba, Inc. subsidiary in Culver, Indiana. The Company's strategy and key activities to be conducted at the Culver Facility are as follows:

              o Development of the Company's ADF Technology for use in orally administered opioid finished dosage products.

              o Manufacture and quality assurance release of clinical trial supplies of certain finished dosage form products utilizing the ADF Technology.

              o Evaluation of certain finished dosage products utilizing the ADF Technology in clinical trials.

              o Scale-up and manufacture of commercial quantities of certain products utilizing the ADF Technology for sale by the Company's licensees.

              o Research, development and scale up of the Company's novel Opioid Synthesis Technologies.

              o Prosecution of the Company's application to the DEA to receive a registration to import Narcotic Raw Materials ("NRMs") for use in the production of opioid API's utilizing the Company's Opioid Synthesis Technologies.

              o Negotiating and executing license and development agreements with strategic pharmaceutical company partners providing that such licensees will further develop certain finished dosage products utilizing the ADF Technology, file for regulatory approval with the FDA and other regulatory authorities and commercialize such products.

         As of December 31, 2003, the Company has recorded aggregate restructure expenses of approximately $3,280,000 consisting of an impairment charge of $1,673,000 against property, plant and equipment, an impairment charge of $1,354,000 against inventory (charged against cost of sales), and 253,000 of other costs.

         On February 6, 2004, the Company consummated a private offering of securities for an aggregate purchase price of approximately $12.3 million (the "2004 Debenture Offering"). The securities issued in the 2004 Debenture Offering consisted of convertible senior secured debentures (the "2004 Debentures"). The 2004 Debentures were issued by the Company pursuant to a certain Debenture and Share Purchase Agreement dated as of February 6, 2004 (the "2004 Purchase Agreement") by and among the Company, Care Capital Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners III, L.P. and each of the Purchasers listed on the signature page thereto (collectively, the "2004 Debenture Investor Group").

         Of the approximate $12.7 million in 2004 Debentures issued in the 2004 Debenture Offering, approximately $2 million of 2004 Debentures were issued in exchange for the surrender of like amount of principal plus accrued interest outstanding under Company's 5% convertible senior secured debentures issued pursuant to working capital bridge loan transactions with Care Capital, Essex Woodlands and Galen Partners III, L.P., Galen International III, L.P., and Galen Employee Fund III, L.P. during November and December, 2003. The 2004 Purchase Agreement further provides that the Company may issue additional 2004 Debentures in the principal amount of up to approximately $1.3 million on or prior to June 5, 2004, provided that the aggregate principal amount of 2004 Debentures issued pursuant to the 2004 Purchase Agreement shall not exceed $14 million without the consent of the holders of 60% of the principal amount of the 2004 Debentures then held by Care Capital, Essex and Galen.

         The 2004 Debentures, issued at par, bear interest at the rate of 1.62% per annum, the short-term Applicable Federal Rate on the date of issuance. The 2004 Debentures are secured by a lien on all assets of the Company. In addition, each of Houba, Inc. and Axiom Pharmaceutical Corporation, each a

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

         NOTE B (CONTINUED)

         wholly-owned subsidiary of the Company, has executed in favor of the 2004 Debenture holders, an unconditional agreement of guaranty of the Company's obligations under the 2004 Purchase Agreement. Each guaranty is secured by all assets of such subsidiary. In addition, the Company has pledged the stock of each such subsidiary to the holders of the 2004 Debentures to further secure its obligations under the 2004 Purchase Agreement.

         In accordance with the terms of an Amended and Restated Subordination Agreement dated as of February 6, 2004 between the Company, the holders of the 2004 Debentures and the holders of the Company's other outstanding debentures, the liens on the Company's and its subsidiary's assets as well as the payment priority of the 2004 Debentures are (i) subordinate to the Company's lien and payment obligations in favor of Watson Pharmaceuticals under the Watson Term Loan Agreement, and (ii) senior to the Company's lien and payment obligations in favor of the holders of the Company's other outstanding debentures in the aggregate principal amount of approximately $87.7 million.

         The 2004 Debentures (including the principal amount plus interest accrued at the date of conversion) will convert automatically into the Company's Series A convertible preferred stock (the "Series A Preferred") immediately following the Company's receipt of shareholder approval at its next shareholders' meeting to restate the Company's Certificate of Incorporation (the "Charter Amendment") to authorize the Series A Preferred and the Junior Preferred Shares (as described below) and the filing of the Charter Amendment with the Office of the New York Department of State (the date of such filing, the "Charter Amendment Filing Date"), as provided in the 2004 Purchase Agreement. The 2004 Debentures will convert into Series A Preferred at a price per share (the "Series A Conversion Price") of $0.6425, representing the average of the closing bid and asked prices of the Company's Common Stock for the twenty (20) trading days ending February 4, 2004, as reported by the Over-the-Counter ("OTC") Bulletin Board. The Series A Conversion Price is subject to adjustment, from time to time, to equal the consideration per share received by the Company for its Common Stock, or the conversion/exercise price per share of the Company's Common Stock issuable under rights or options for the purchase of, or stock or other securities convertible into, Common Stock ("Convertible Securities"), if lower than the then applicable Series A Conversion Price.

         Based on the $0.6425 Series A Conversion Price of the Series A Shares and estimating the interest accrual under the 2004 Debentures prior to the Charter Amendment Filing Date, the 2004 Debentures with an aggregate principal amount of $14 million would be convertible into an aggregate of approximately 22 million Series A Preferred shares.

         In general, the Series A Preferred shares have a liquidation preference equal to five (5) times the initial $0.6425 Series A Conversion Price (the "Series A Liquidation Preference"). In addition, the Series A Preferred shares are convertible into the Company's Common Stock, with each Series A Preferred share convertible into the number of shares of Common Stock obtained by dividing (i) the Series A Liquidation Preference, by (ii) the $0.6425 Series A Conversion Price, as such conversion price may be

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

         NOTE B (CONTINUED)

         adjusted, from time to time, pursuant to the dilution protections of such shares. Without limiting the Series A Liquidation Preference, the holders of Series A Preferred shares also have the right to participate with the holders of the Company's Common Stock upon the occurrence of a liquidation event, including the Company's merger, sale of all or substantially all of its assets or a change of control transaction, on an as-converted basis (but for these purposes only, assuming the Series A Preferred shares to be convertible into only thirty percent (30%) of the shares of Common Stock into which they are otherwise then convertible). The holders of Series A Preferred shares also have the right to vote as part of a single class with all holders of the Company's voting securities on all matters to be voted on by such security holders. Each holder of Series A Preferred shares will have such number of votes as shall equal the number of votes he would have had if such holder converted all Series A Preferred shares held by such holder into shares of Common Stock immediately prior to the record date relating to such vote.

         The 2004 Purchase Agreement provides that each of Care Capital, Essex and Galen (collectively, the "Lead 2004 Investors") has the right to designate for nomination one member of the Company's Board of Directors, and that the Lead Investors collectively may designate one additional member of the Board (collectively, the Designees"). The Purchase Agreement further provides that the Designees, if so requested by such Designee in his sole discretion, shall be appointed to the Company's Executive Committee, Compensation Committee and any other Committee of the Board of Directors. The Designees of Care Capital, Essex and Galen are Messrs. Karabelas, Thangjaraj and Wesson, respectively, each of whom are current Board members. Effective as of the closing of the 2004 Purchase Agreement, the Lead 2004 Investors may collectively nominate one additional Designee to the Board. The Company has agreed to nominate and appoint to the Board of Directors, subject to shareholder approval, one designee of each of Care Capital, Essex and Galen, and one collective designee of the Lead 2004 Investors, for so long as each holds a minimum of 50% of the Series A Preferred shares initially issued to such party (or at least 50% of the shares of Common Stock issuable upon conversion of the Series A Preferred shares).

         As of February 6, 2004, the date of the initial closing of the 2004 Purchase Agreement, the Company had issued and outstanding and aggregate of approximately $87.7 million in principal amount of 5% convertible senior secured debentures maturing March 31, 2006 issued pursuant to three separate Debenture Purchase Agreements dated March 10, 1998, as amended (the "1998 Debentures"), May 26, 1999, as amended (the "1999 Debentures") and December 20, 2002 (the "2002 Debentures"), respectively. The 1998 Debentures, 1999 Debentures and 2002 Debentures are referred to collectively as the "1998-2002 Debentures". After giving effect to the Company's issuance of additional 5% convertible senior secured debentures in satisfaction of interest payments on the 1998-2002 Debentures, as of February 10, 2004, the 1998-2002 Debentures were convertible into an aggregate of approximately 190.4 million shares of the Company's Common Stock.

         Simultaneous with the execution of the 2004 Purchase Agreement, and as a condition to the initial closing of the 2004 Purchase Agreement, the Company, the 2004 Debenture Investor Group and each of

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

         NOTE B (CONTINUED)

         the holders of the 1998-2002 Debentures executed a certain Debenture Conversion Agreement, dated as of February 6, 2004 (the "Conversion Agreement"). In accordance with the terms of the Conversion Agreement, each holder of the 2004 Debentures agreed to convert the 2004 Debentures held by such holder into the Company's Series A Preferred shares and each holder of 1998-2002 Debentures agreed to convert the 1998-2002 Debentures held by such holder into the Company's Series B convertible preferred stock (the "Series B Preferred") and/or Series C-1, C-2 and/or C-3 convertible preferred stock (collectively, the "Series C Preferred"). The Series C Preferred Shares together with the Series B Preferred Shares are herein referred to as, the "Junior Preferred Shares", and the Junior Preferred Shares together with the Series A Preferred, are collectively referred to as the "Preferred Stock". The Conversion Agreement provides, among other things, for the automatic conversion of the 2004 Debentures and the 1998-2002 Debentures (collectively, the "Outstanding Debentures") into the appropriate class of Preferred Stock immediately following the Company's receipt of shareholder approval to the Charter Amendment authorizing the creation of the Preferred Stock and the filing of the Charter Amendment with the Office of the New York Department of State.

         Under the Conversion Agreement, the holders of approximately $6.7 million in principal amount of 2002 Debentures issued during 2003 will convert such 2002 Debentures (plus accrued and unpaid interest) into Series B Preferred Shares. Of the remaining approximate $81 million in principal amount of the 1998-2002 Debentures, approximately $31.6 million is comprised of 1998 Debentures, approximately $21.8 million is comprised of 1999 Debentures and approximately $27.6 million is comprised of 2002 Debentures. The 1998 Debentures will be converted into Series C-1 Preferred shares. The 1999 Debentures will be converted into Series C-2 Preferred shares. The remaining balance of the 2002 Debentures shall be converted into Series C-3 Preferred shares.

         The number of Junior Preferred Shares to be received by each holder of 1998-2002 Debentures is based on the respective prices at which the 1998-2002 Debentures were convertible into Common Stock. The 2002 Debentures issued in 2003 have a conversion price of $0.3420 per share. The 1998 Debentures, 1999 Debentures and the remaining balance of the 2002 Debentures have conversion prices of $0.5776, $0.5993 and $0.3481 per share, respectively. Based on the respective conversion prices of the 1998-2002 Debentures, and estimating the interest accrual on the 1998-2002 Debentures prior to the Charter Amendment Filing Date, the 1998-2002 Debentures are convertible into an aggregate of approximately
         20.0 million Series B Preferred shares, 56.5 million Series C-1 Preferred shares, 37.5 million Series C-2 Preferred shares and 80.9 million Series C-3 Preferred shares.

         In general, the Junior Preferred Shares have a liquidation preference equal to one (1) time the principal amount plus accrued and unpaid interest of the 1998-2002 Debentures converted into Junior Preferred Shares The liquidation preference of the Series B Preferred has priority over, and will be satisfied prior to, the liquidation preference of the Series C Preferred. The liquidation preference for each class of the Junior Preferred Shares is equal to the conversion prices of such shares. The Junior Preferred Shares are convertible into the Company's Common Stock, with each Junior Preferred Share convertible into one

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

         NOTE B (CONTINUED)

         share of Common Stock. The holders of the Junior Preferred Shares have the right to vote as part of the single class with all holders of the Company's Common Stock and the holders of the Series A Preferred on all matters to be voted on by such stockholders, with each holder of Junior Preferred Shares having such number of votes as shall equal the number of votes he would have had if such holder had converted all Junior Preferred Shares held by such holder into Common Stock immediately prior to the record date relating to such vote.

         The Company was a party to a certain loan agreement with Watson Pharmaceuticals ("Watson") pursuant to which Watson made term loans to the Company (the "Watson Term Loan Agreement") in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes"). It was a condition to the completion of the 2004 Debenture Offering that simultaneous with the closing of the 2004 Purchase Agreement, the Company shall have paid Watson the sum of approximately $4.3 million (which amount was funded from the proceeds of the 2004 Debenture Offering) and conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes. A part of such transaction, the Watson Notes were amended to extend the maturity date of such notes from March 31, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, to reduce the principal amount of the Watson Notes from $21.4 million to $5 million, and to provide for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default under the Watson Notes (the Watson Notes as so amended, the "Amended and Restated Watson Note"). Simultaneous with the issuance of the Amended and Restated Watson Note, each of the Lead 2004 Investors and the other investors in the 2004 Debentures as of February 10, 2004 (collectively, the "Watson Note Purchasers") purchased the Amended and Restated Note from Watson in consideration for a payment to Watson of $1,000,000.

         In addition to Watson's forgiveness of approximately $16.4 million under the Watson Notes, as additional consideration for the Company's payment to Watson of approximately $4.3 million and the Company's conveyance of certain Company assets, all current supply agreements between the Company and Watson were cancelled and Watson waived the dilution protections contained in the Common Stock purchase warrant dated December 20, 2002 exercisable for approximately 10.7 million shares of the Company's Common Stock previously issued by the Company to Watson, to the extent such dilution protections were triggered by the transactions provided in the 2004 Debenture Offering.

         The Amended and Restated Watson Note in the principal amount of $5 million as purchased by the Watson Note Purchasers is secured by a first lien on all of the Company's and its subsidiaries' assets, senior to the lien securing the Outstanding Debentures and all other Company indebtedness, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007.

         As part of the restructuring of the Company's operations, in February, 2004, the Company sold certain non-revenue generating abbreviated new drug applications ("ANDAs"). Additionally, on March 19, 2004, the Company and its wholly-owned subsidiary, Axiom Pharmaceutical Corporation, entered into an Asset Purchase Agreement with IVAX Pharmaceuticals New York LLC ("IVAX"). Pursuant to the Purchase Agreement, the Company and Axiom agreed to sell to IVAX substantially all of the Company's assets used in the operation of the Company's former manufacturing and packaging locations in Congers, New York. Shareholder approval is necessary to complete this transaction and will be sought of the Company's next annual meeting of shareholders. After giving effect to the payment of legal and other professional fees relating to these assets divestment transactions, the Company estimates that it will realize aggregate net proceeds of approximately $4.3 million from such transactions.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE B (CONTINUED)

         The development and commercialization of active pharmaceutical ingredients ("APIs") and finished dosage products incorporating the Company's opiate synthesis and finished dosage formulation technologies are subject to various factors, many of which are outside the Company's control. Specifically, only a limited portion of such technologies have been tested in laboratory settings, none have been tested in clinical settings, and all of such technologies will need to be successfully scaled up to commercial scale to be commercially viable, of which no assurance can be given. Additionally, the Company must satisfy, and continue to maintain compliance with, the DEA's and FDA's requirements for the maintenance of its controlled substances manufacturing registrations (the "Manufacturing Registration") and the issuance and maintenance of the DEA raw material import registration (the "Import Registration"). The process of seeking the Import Registration and contesting opposition proceedings, as well as the continuing development of the Company's opiate synthesis and finished dosage formulation technologies, are intended to continue through 2004. The Company is currently unable to provide any assurance that such technologies can be scaled up to commercial scale or that they will be commercially viable. Moreover, no assurance can be given that the Company will succeed in obtaining the Import Registration. The Company is committing substantially all of its resources, and available capital to the development of the opiate synthesis and finished dosage formulation technologies and to the receipt of the Import Registration. The failure of the Company to successfully develop the finished dosage formulation technologies will have a material adverse effect on the Company's operations and financial condition. The Company's cash flow and limited sources of available financing make it uncertain that the Company will have sufficient capital to continue to fund operations or to otherwise complete the development of the opiate synthesis and finished dosage formulation technologies, to obtain required DEA and FDA approvals and to fund the capital improvements necessary for the manufacture of APIs and finished dosage products incorporating such technologies.

         In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE C - STRATEGIC ALLIANCE WITH WATSON PHARMACEUTICALS

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

         1.       Product Acquisition Agreement

                  The product acquisition portion of the transactions with Watson provided for Halsey's sale of a pending ANDA and related rights (the "Product") to Watson for aggregate consideration of $13,500,000 (the "Product Acquisition Agreement"). As part of the execution of the Product Acquisition Agreement, the Company and Watson executed ten-year supply agreements covering the active pharmaceutical ingredient ("API") and finished dosage form of the Product pursuant to which Halsey, at Watson's discretion, will manufacture and supply Watson's requirements for the Product API and, where the Product API is sourced from the Company, finished dosage forms of the Product. The purchase price for the Product was payable in three installments as certain milestones were achieved. The first of such milestones was achieved in April of 2000, whereby the Company received FDA approval and Watson paid the Company $5,000,000. In April 2001, Watson remitted $5,000,000 to the Company representing the second milestone achievement. The third and last of the milestones was achieved in July 2001, and Watson remitted $3,500,000 to the Company.

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

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE C (CONTINUED)

                  In the event Watson does not exercise its right of first negotiation upon receipt of written notice from the Company as to its receipt of applicable governmental approval relating to a covered product, or in the event the parties are unable to reach agreement on the material terms of a supply arrangement relating to such product within sixty days of Watson's exercise of its right to negotiate for such product, the Company may negotiate with third parties for the supply, marketing and sale of the applicable product. The right of first negotiation agreement has a term of ten years, subject to extension in the absence of written notice from either party for two additional periods of five years each. The right of first negotiation agreement applies only to API and finished dosage products identified in the agreement and does not otherwise prohibit the Company from developing other APIs or finished dosage products for itself or third parties. (See Note B)

         3.       Core Products Supply Agreement

                  The Company and Watson also completed a manufacturing and supply agreement providing for Watson's marketing and sale of the Company's existing core products portfolio (the "Core Products Supply Agreement"). The Core Products Supply Agreement obligated Watson to purchase a minimum amount of approximately $3,060,000 per quarter (the "Minimum Purchase Amount") in core products from the Company, through September 30, 2001 (the "Minimum Purchase Period"). At the expiration of the initial Minimum Purchase Period, if Watson did not continue to satisfy the Minimum Purchase Amount, the Company would then be able to market and sell the core products on its own or through a third party. On August 8, 2001, the Company and Watson executed an amendment to the Core Products Supply Agreement providing (i) for a reduction of the Minimum Purchase Amount from $3,060,000 to $1,500,000 per quarter,
                  (ii) for an extension of the Minimum Purchase Period from the quarter ended September 30, 2001 to the quarter ended September 30, 2002, (iii) for Watson to recover previous advance payments made under the Core Products Supply Agreement in the form of the Company's provision of products having a purchase price of up to $750,000 per quarter (such credit amount to be in excess of Watson's $1,500,000 minimum quarterly purchase obligation), and (iv) for the Company's repayment to Watson of any remaining advance payments made by Watson under the Core Products Supply Agreement (and which amount has not been recovered by product deliveries by the Company to Watson as provided in Subsection (iii) above) in two (2) equal monthly installments on October 1, 2002 and November 1, 2002. On December 20, 2002, the Company's remaining advance payments from Watson were $3,901,331. At such date, this amount was consolidated with the Company's obligations under its term loan with Watson. (See Notes C-4 and B) In March 2003, the Company notified Watson that the Company intended to commence selling the core products independent of, and in addition to, Watson's efforts as provided for under the Core Products Agreement. Those products were sold by the Company's subsidiary, Axiom Pharmaceutical Corporation.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE C (CONTINUED)

         4.       Term Loan Agreement

                  The final component of the Company's strategic alliance with Watson provided for Watson's extension of a $17,500,000 term loan to the Company ("Watson Term Loan"). The loan was funded in installments upon the Company's request for advances and the provision to Watson of a supporting use of proceeds relating to each such advance. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, carries a floating rate of interest equal to prime plus two percent and had an initial maturity date of March 31, 2003. As part of the Company's 2002 Debenture Offering (Note H), the Watson Term Loan was amended to (1) extend the maturity date to March 31, 2006, (2) increase the interest rate to prime plus four and one half percent, 8.5% at December 31, 2003, and (3) increase the principal amount by $3,901,331 to reflect the inclusion of the Core Products Supply Agreement advance payments owed by the Company to Watson. In consideration of the amendment to the Watson Term Loan, the Company issued to Watson a common stock purchase warrant ("Watson Warrant") exercisable for 10,700,665 shares of the Company's common stock at an exercise price of $.34 per share. The warrant has a term expiring December 31, 2009. The fair value of the Watson Warrant on the date of grant, as calculated using the Black-Scholes option-pricing model, of $11,985,745 was charged to earnings on the date of grant as a loss on the extinguishment of debt. As of December 31, 2003, Watson had advanced $21,401,331 to the Company under the Watson Term Loan. (See Notes B and H(a))

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE D - INVENTORIES

         Inventories consist of the following:

                             December 31,
                          ------------------
                           2003       2002
                          -------    -------
                            (in thousands)
Finished goods            $   357    $     -
Work-in-process               953        831
Raw materials                 356      1,454
                          -------    -------
                            1,666      2,285

Less impairment reserve    (1,354)         -
                          -------    -------
                          $   312    $ 2,285
                          =======    =======

NOTE E - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are summarized as follows:

                                                                        December 31,
                                                                    --------------------
                                                                      2003        2002
                                                                    --------    --------
                                                                       (in thousands)
Machinery and equipment                                             $  9,457    $  9,120
Construction in progress                                                 312         157
Leasehold improvements                                                 1,454       1,454
Building and building improvements                                     2,816       2,813
Land                                                                      44          44
                                                                    --------    --------
                                                                      14,083      13,588

Less accumulated depreciation and amortization (including
    $11 in 2003 and $8 in 2002 of capitalized lease amortization)     (9,016)     (8,221)
                                                                    --------    --------
                                                                       5,067       5,367
                                                                    --------    --------

    Less impairment reserve (Note B)                                  (1,673)          -
                                                                    --------    --------

                                                                    $  3,394    $  5,367
                                                                    ========    ========

         Included in machinery and equipment is equipment recorded under capitalized leases at December 31, 2003 and 2002, of approximately $221,000 and $108,000, respectively. Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $811,000, $835,000 and $861,000, respectively.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE F - ACCRUED EXPENSES

         Accrued expenses are summarized as follows:

                                      December 31,
                                    ---------------
                                     2003     2002
                                    ------   ------
                                    (in thousands)
Interest                            $1,544   $  988
Accrued payroll and payroll taxes      310      497
Professional fees                      491      388
Other                                1,307    1,242
                                    ------   ------

                                    $3,652   $3,115
                                    ======   ======

NOTE G - CONVERTIBLE SUBORDINATED DEBENTURES AND STOCK WARRANTS

         At December 31, 2003 and 2002, convertible subordinated debentures outstanding and related debt discount related to the following issuances are as follows:

                                          December 31,
                                     ----------------------
                                       2003          2002
                                     --------      --------
     Issuance of Debentures              (in thousands)
1998 Debentures                      $ 31,212      $ 30,215
1999 Debentures                        21,485        20,509
2002 Debentures                        27,303        26,394
2003 Debentures                         6,632             -
                                     --------      --------
                                       86,632        77,118
Less:  Debt discount                  (56,893)      (73,955)
                                     --------      --------
                                     $ 29,739      $  3,163
                                     ========      ========

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE G (CONTINUED)

         In March and June 1998, the Company consummated a private offering of securities for an aggregate purchase price of approximately $25,800,000 million (the "Galen Offering"). The securities issued in the Galen Offering consisted of 5% Convertible Senior Secured Debentures (the "1998 Debentures") and Common Stock Purchase Warrants (the "1998 Warrants"). The 1998 Debentures had an initial conversion price of $1.404 per share, for an aggregate of up to approximately 18,376,068 shares of the Company's Common Stock. The 1998 Warrants were initially exercisable for an aggregate of approximately 5,500,084 shares of the Company's Common Stock. Of such Warrants, 2,784,250 Warrants were exercisable at $1.404 per share and the remaining 2,715,834 Warrants were exercisable at $2.279 per share. In connection with the Galen Offering, the Company incurred offering costs of $1,236,000 for legal and investment banker fees. These related offering costs were amortized over the life of the related debentures. Pursuant to certain provisions contained in the Watson Term Loan (see Note H(a)), certain interest payments on the 1998 Debentures to investors, as agreed, are to be made in the form of additional debentures. As of December 31, 2003 and 2002, the Company has issued additional debentures as payment of accrued interest on the 1998 Debentures of $4,427,000 and $3,166,000, respectively.

         In May 1999, the Company consummated a private offering of securities for an aggregate purchase price of approximately $17,862,000(the "Oracle Offering"). The securities issued in the Oracle Offering consisted of 5% Convertible Senior Secured Debentures (the "1999 Debentures") and Common Stock Purchase Warrants (the "1999 Warrants"). The 1999 Debentures had an initial conversion price of $1.404 per share, for an aggregate of up to approximately 12,722,222 shares of the Company's Common Stock. The 1999 Warrants were initially exercisable for an aggregate of approximately 3,608,602 shares of the Company's Common Stock. Of such Warrants, 1,804,301 Warrants were exercisable at $1.404 per share and the remaining 1,804,301 Warrants were exercisable at $2.279 per share. Approximately $7,037,000 of the 1999 Debentures were issued in exchange for the surrender of a like amount of principal and accrued interest outstanding under the Company's convertible promissory notes issued pursuant to various bridge loans received in the aggregate amount of $10,533,000 during the period from August 1998 through and including May 1999 (the "1999 Bridge Loans"). In exchange for the creditors granting extensions on maturity dates of the Company's 1999 Bridge Loans, the Company issued warrants to purchase 1,025,049 shares of the Company's common stock at exercise prices ranging from $1.18 to $2.32. Pursuant to certain provisions contained in the Watson Term Loan (see Note H(a)), certain interest payments on the 1999 Debentures to investors, as agreed, are to be made in the form of additional debentures. As of December 31, 2003 and 2002, the Company has issued additional debentures as payment of accrued interest on the 1999 Debentures of $2,647,000 and $1,718,000, respectively.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE G (CONTINUED)

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

         On December 20, 2002, the Company consummated a private offering of securities (the "2002 Debenture Offering") for an aggregate purchase price of $26,394,000. The securities issued consisted of 5% convertible senior secured debentures (the "2002 Debentures"). Of the 2002 Debentures, approximately $15,894,000 of Debentures were issued in exchange for the surrender of like amount of principal and accrued interest outstanding under various working capital bridge loan transactions during the period from August 15, 2001 through and including December 20, 2002. (See Note H(b).) The 2002 Debentures were issued at par, will become due and payable as to principal on March 31, 2006 and interest is accrued at the rate of 5% per annum and is payable on a quarterly basis. Interest payments on certain of the 2002 Debentures are to be made in the form of additional debentures.

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

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE G (CONTINUED)

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

         As part of the completion of the 2002 Debenture Offering, the Company also amended its term loan agreement with Watson and issued to Watson a common stock purchase warrant for 10,700,665 shares (the "Watson Warrant"). (See Note H(a).) The exercise price of the Watson Warrant is $.34 per share. The fair market value of the Company's Common Stock on December 20, 2002, the date of the closing of the 2002 Purchase Agreement (as calculated in accordance with the definition of fair market value contained in the 1998 Debentures, 1999 Debentures, 1998 Warrants and 1999 Warrants), was $.99 per share. As the conversion price of the 2002 Debentures and exercise price of the Watson Warrant were less than the fair market value of the Company's Common Stock on the date of issuance of the 2002 Debentures, the dilution adjustment provisions contained in each of the 1998 Debentures, 1999 Debentures, 1998

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE G (CONTINUED)

         Warrants and 1999 Warrants were triggered. As a result, the conversion price of the 1998 Debentures was reduced from $1.34 per share to $.59 and the conversion price of the 1999 Debentures was reduced from $1.404 per share to $.61. Additionally, the exercise price of the 1998 Warrants was reduced from $1.34 per share to $.59 per share and from $2.16 per share to $.95 per share. The conversion price of the 1999 Warrants was reduced from $1.404 per share to $ .61 per share and from $2.285 per share to $1.00 per share. After giving effect to the Dilution Adjustments, the number of shares issuable upon conversion of the 1998 Debentures and 1999 Debentures has been increased by 41,184,184 shares of Common Stock, from 31,967,120 to 73,151,304 shares. In addition, the number of shares issuable upon exercise of the remaining 1998 Warrants and 1999 Warrants, after taking into effect the Warrant recapitalization, as discussed below, has been increased by 8,023,928 shares, from 5,867,013 to 13,890,941 shares. As a condition of the 2002 Debenture Offering, the maturity date of the 1998 Debentures and 1999 Debentures was extended from March 15, 2003 to March 31, 2006. The Company recorded a charge to earnings, as loss on extinguishments of debt, of $14,148,757 related to an increase in the fair value of the warrants, as calculated using the Black-Scholes option-pricing model, as a result of the modification of terms of the 1998 Warrants and 1999 Warrants.

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

         The 2002 Debentures are secured by a lien on all assets of the Company, tangible and intangible. In addition, each of Houba, Inc. and Axion Pharmaceuticals Corporation has executed in favor of the holders of the 2002 Debentures an unconditional agreement of guarantee of the Company's obligations under the Purchase Agreement. Each guarantee is secured by all assets of such subsidiary, and, in the case of Houba, Inc., by a mortgage lien on its Culver, Indiana real estate. In addition, the Company has pledged the stock of each such subsidiary to the holders of the 2002 Debentures to further secure its obligations under the Purchase Agreement.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE G (CONTINUED)

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

         Warrant Recapitalization

         As part of the completion of the transactions contemplated in the 2002 Purchase Agreement, the Company consummated the terms of a Warrant Recapitalization Agreement dated December 20, 2002 (the "Recapitalization Agreement") between the Company and certain holders of an aggregate of 8,145,736 Common Stock Purchase Warrants issued by the Company (i) pursuant to the 1998 Purchase Agreement (the "1998 Warrants"), (ii) pursuant to the 1999 Purchase Agreement (the "1999 Warrants"), and (iii) pursuant to various bridge loan transactions during the period from 1998 through 2002 (the "Bridge Loan Warrants" and collectively with the 1998 Warrants and 1999 Warrants, the "Recapitalization Warrants"). As part of the closing of the Recapitalization Agreement, the warrant holders surrendered to the Company for cancellation the Recapitalization Warrants in exchange for the issuance of an aggregate of 5,970,083 shares of Common Stock. The Company recorded a charge to earnings as loss on extinguishments of debt, of $2,282,000, representing the fair value of excess shares of Common Stock granted, related to the warrant recapitalization.

         Certain other outstanding warrant agreements were modified as a result of dilution adjustment provisions contained therein. The Company recorded a charge to earnings as other expense, of $863,000 related to an increase in the fair value of the warrants, as calculated using the Black-Scholes option-pricing model, as a result of the modification of terms.

         2003 Financing

         At the Company's request, on May 5, 2003, the Company received a letter executed by each of Care Capital Investment II, L.P., Galen Partners and Essex Woodlands Health Ventures V, L.P. (the "Majority 2002 Debentureholders") advising that the Majority 2002 Debentureholders would provide funding to meet the Company's 2003 capital requirements, up to an aggregate amount not to exceed $8.6 million (the "Letter of Support") and expiring January 1, 2004. The Letter of Support further provided that the terms of any funding provided by the Majority 2002 Debentureholders would be subject to negotiation between the Company and the Majority 2002 Debentureholders at the time of any funding. In consideration for the issuance of the Letter of Support, the Company authorized the issuance of warrants to the Majority 2002 Debentureholders exercisable for an aggregate of 645,000 shares of the Company's Common Stock at an exercise price of $.34 per share subject to downward adjustment to equal the consideration per share received by the Company for its Common Stock, or the conversion/exercise price per share of the Company's Common Stock issuable under convertible securities, in a third part investment if lower than the exercise price of the warrants. The Company valued the warrants at $581,000 using the Black-Scholes option-pricing model. Accordingly, the Company recorded a deferred charge that was amortized as an expense to the Company's operations during 2003, which was the commitment period of the Letter of Support.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE G (CONTINUED)

         During the period from May 5, 2003 and December 31, 2003, Care Capital, Essex Woodlands and Galen Partners (collectively, the "Majority 2002 Debentureholders") had collectively advanced an aggregate of $8,600,000 to the Company pursuant to a Letter of Support issued by the Majority 2002 Debentureholders dated May 5, 2003 in order to fund the Company's operating losses and capital requirements (the "Letter of Support Advances"). The Letter of Support Advances were made in accordance with the terms of 2002 Debenture Purchase Agreement resulting in the Company's issuance of 2002 Debentures in an aggregate principal amount of $6,600,000 and $2,000,000 in Bridge Loans (" the 2003 Bridge Loans" having a maturity date of March 31, 2006 The securities issued in the offering, issued at par, have a conversion price of $0.3420 per share, bear interest payable quarterly at the rate of 5% per annum. Interest on the 2002 Debentures and the 2003 Bridge Loans will be substantially paid by the Company's issuance of a debenture instrument substantial by identical to the 2002 Debentures issued in the 2002 Debenture Offering, in the principal amount equal to the accrued interest for each quarterly period.

         Related-Party Transactions

         Certain of the 1998 Debentures and 1999 Debentures are held by members of the Company's management and Board of Directors. The aggregate principal amount of such debentures was approximately $175,000 and $364,000 at December 31, 2003 and 2002, respectively. Interest expense on these debentures was approximately $7,000, $17,000 and $17,000, for the years ended December 31, 2003, 2002 and 2001, respectively, of which approximately $5,000, $16,000 and $15,000 was paid through the issuance of like debentures.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE H - NOTES PAYABLE AND STOCK WARRANTS

         At December 31, 2003 and 2002, notes payable consisted of the following:

                                December 31,
                            --------------------
                              2003        2002
                            --------    --------
                               (in thousands)
Term note payable (a)       $ 21,401    $ 21,401
                            ========    ========

Bridge loans (b)            $  2,000     $     -
Capital lease obligations        137          73
                            --------    --------

                               2,137          73

Less:  Current maturities        (45)        (33)
                            --------    --------

                            $  2,092    $     40
                            ========    ========

         (a) In connection with various strategic alliance transactions, Watson advanced $17,500,000 to the Company under a term loan. The loan is secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, and carries a floating rate of interest equal to prime plus two percent and had an original maturity date of March 31, 2003. As part of the Company's 2002 Debenture Offering, the Watson Term Loan was amended to (1) extend the maturity date to March 31, 2006, (2) increase the interest rate to prime plus four and one half percent and (3) increase the principal amount to $21,401,331 to reflect the inclusion of the Core Products Supply Agreement advance payments. The interest rate at December 31, 2003 was 8.50%. In consideration for the extension of the maturity date of the Watson Term Loan, the Company granted the Watson Warrant described in Notes C and H. The fair value of the warrant on the date of grant, as calculated using the Black-Scholes option-pricing model, of $11,985,745 was charged to operations on the date of grant as loss on the extinguishment of debt.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE H (CONTINUED)

         (b) During the period January 9, 2002 through December 5, 2002, the Company secured various bridge loans in the total principal amount of $12,500,000 to fund the Company's working capital requirements. These loans bear interest at 10.0% per annum and were convertible at prices ranging from $2.16 to $1.28 into a total of 7,389,940 shares of the Company's common stock. The conversion features contained in certain of these bridge loans were considered to be beneficial to the holder as they allowed the holder to convert the bridge loans to the Company's common stock at conversion prices that were below the fair market value of the Company's common stock on the date of issuance. As additional consideration for these bridge loans, the Company issued warrants to purchase 4,255,143 shares of the Company's common stock with exercise prices ranging from $2.16 to $1.28. The relative estimated fair value of the warrants of $5,115,000 and the estimated value of the conversion feature of $3,745,000 were recorded as additional debt discount and amortized over the life of the bridge loans.

                  At December 20, 2002, total bridge loans and accrued interest outstanding equaled approximately $16,022,000, of which approximately $15,894,000 was surrendered in exchange for the 2002 Debentures and approximately $128,000 was repaid. The total number of warrants issued in connection with these bridge loans was 4,442,643. Under the terms of the warrant agreements the conversion price of each of these warrants was adjusted to $.34 (Note G)

                  During the period from May 5, 2003 through December 31, 2003, certain holders of the Company's 2002 Debentures advanced an aggregate of $8.6 million consisting of $6.6 million debentures and $2.0 million bridge loans to the Company under a Letter of Support dated May 5, 2003. The debentures and bridge loans were made in accordance with the terms of the 2002 Debenture Purchase Agreement and have a maturity date of March 31, 2006. (See Note G).

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE H (CONTINUED)

         The following table summarizes information concerning outstanding and exercisable stock purchase warrants:

                            Warrants outstanding
                  -----------------------------------------
                                    Weighted-
                       Number        average      Weighted-
                  outstanding at    remaining      average
   Ranges of       December 31,    contractual    exercise
exercise prices        2003        life (years)     price
---------------   --------------   ------------   ---------
$0.34 - $0.93       34,315,714         4.60         $0.54
                    ==========         ====         =====

NOTE I - INCOME TAXES

         Reconciliations between the Federal income tax rate and the Company's effective income tax rate were as follows:

                                                         Year ended December 31,
                                 ----------------------------------------------------------------------
                                         2003                     2002                     2001
                                 --------------------     --------------------     --------------------
                                  AMOUNT        %          Amount        %          Amount        %
                                 --------    --------     --------    --------     --------    --------
                                                         (dollars in thousands)
Federal statutory rate           $(15,966)      (34.0)%   $(20,260)      (34.0)%   $ (4,271)      (34.0%)
Loss for which no tax
    benefit was provided            4,357         9.2       12,951        21.7        4,231        33.7
Non-deductible financing costs     11,589        24.6        7,278        12.2            -           -
Federal tax carryback
    refund

Department of Justice
    settlement                         11          .1           16          .1           21          .2
Other                                   9          .1           15          .0           19          .1
                                 --------    --------     --------    --------     --------    --------

Actual tax benefit               $      -           -%    $      -           -%    $      -           -%
                                 ========    --------     ========    --------     ========    ========

         The Company has net operating loss carryforwards aggregating approximately $128,789,000, expiring during the years 2011 through 2023.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE I (CONTINUED)

         The tax loss carryforwards of the Company and its subsidiaries may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company's ability to utilize net operating loss carryforwards included above each year. The amount of the limitation has not been quantified by the Company. During the calendar year, the company adjusted its net operating loss carryforward. This adjustment has no effect on the current or prior year financial statements.

         The components of the Company's deferred tax assets (liabilities), pursuant to SFAS No. 109, are summarized as follows:

                                                    December 31,
                                                --------------------
                                                  2003        2002
                                                --------    --------
                                                   (in thousands)
Deferred tax assets
      Net operating loss carryforwards          $ 55,998    $ 52,687
      Asset reserves                               1,016         320
      Research and development tax credit             29          29
      Accrued expenses                               205         294
      Capital loss carryforwards                     212         211
      Depreciation and amortization                   20         378
      Accrued shutdown costs                         703           -
      Other                                           73          73
                                                --------    --------

               Gross deferred tax assets          58,256      53,992
                                                --------    --------

Deferred tax liabilities
      Depreciation                                     -         (93)
                                                --------    --------

               Net deferred tax assets before
                     valuation allowance          58,256      53,899
 Valuation allowance                             (58,256)    (53,899)
                                                --------    --------

               Net deferred tax assets          $      -    $      -
                                                ========    ========

         SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The valuation allowance at December 31, 2003 primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE J - CESSATION OF BROOKLYN, NEW YORK PLANT

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

NOTE K - INVESTMENT IN JOINT VENTURE AND IMPAIRMENT CHARGE

         The Company entered into a 50% joint venture in February 2000 for the purpose of engaging in the development, manufacture and marketing of various products. The joint venture was accounted for under the equity method. During the fourth quarter of 2001, the Company recorded an impairment charge of $151,000, as it was determined that the fair value of such investment was zero, due to the uncertainty of the joint venture's ability to raise additional capital or to generate income from operations. During 2003, the partners in the joint venture dissolved the entity.

NOTE L - PRODUCT AGREEMENTS

         1.       Acquisition of Barr Laboratories, Inc. ANDA

                  On April 16, 1999, the Company completed an acquisition agreement with Barr Laboratories, Inc. ("Barr") providing for the Company's purchase of the rights to 50 pharmaceutical products (the "Barr Products"). Under the terms of the acquisition agreement with Barr, the Company acquired all of Barr's rights in the Barr Products, including all related governmental approvals (including ANDAs) and related technical data and information. In consideration for the acquisition of the Barr Products, the Company issued to Barr a common stock purchase warrant exercisable for 500,000 shares of the Company's common stock having an exercise price of $1.0625 per share (the fair value of the

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE L (CONTINUED)

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

NOTE M - EMPLOYEE BENEFIT PLANS

         1.       Employees' Pension Plan

                  The Company contributed approximately $19,000 in 2001 to a multiemployer pension plan for employees covered by collective bargaining agreements. The Company has not made any contributions to this plan subsequent to April 1, 2001, since the Company ceased operations at its Brooklyn, New York plant in March 2001, whose employees were covered by this plan. (See Note K.) The Company did not administer this plan and contributions were determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total of the pension plan's net assets is not available from the plan's administrator.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE M (CONTINUED)

                  The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provision of the Act, if the plans terminate or the Company withdraws, the Company could be subject to a "withdrawal liability." As of December 31, 2003, the Company has not been notified of any withdrawal liability.

         2.       401(k) and Profit-sharing Plan

                  Effective October 1, 1998, the Company established a 401(k) and profit-sharing plan for all employees other than those covered under collective bargaining agreements. Eligible employees may elect to make a basic contribution of up to 1.5% of their annual earnings. The plan provides that the Company can make discretionary matching contributions equal to 25% of the first 6% of employee contributions for an aggregate employee contribution of 1.5%, along with a discretionary profit-sharing contribution. The Company incurred no expense under the plan in 2003, 2002 and 2001, respectively.

         3.       Stock Option Plans

                  In September 1995, the stockholders of the Company approved the adoption of a stock option and restricted stock purchase plan (the "1995 Option Plan"). The 1995 Option Plan provides for the granting of (i) nonqualified options to purchase the Company's common stock at not less than the fair market value on the date of the option grant, (ii) incentive stock options to purchase the Company's common stock at not less than the fair market value on the date of the option grant and (iii) rights to purchase the Company's common stock on a "Restricted Stock" basis, as defined, at not less than the fair market value on the date the right is granted. The total number of shares which may be sold pursuant to options and rights granted under the 1995 Option Plan is 1,000,000. No option can be granted under the 1995 Option Plan after May 2005 and no option can be outstanding for more than ten years after its grant. At December 31, 2003, approximately 64,000 shares are available for grant under the 1995 Option Plan.

                  In June 1998, the stockholders of the Company approved the adoption of a stock option and restricted stock purchase plan (the "1998 Option Plan"). The 1998 Option Plan provides for the granting of (i) nonqualified options to purchase the Company's common stock at a price determined by the Stock Option Committee, and (ii) incentive stock options to purchase the Company's common stock at not less than the fair market value on the date of the option grant. All grants of stock options have been at the fair market value on the date of grant. In June 2001, the shareholders of the Company approved a resolution to increase the total number of shares which may be sold pursuant to options and rights granted under the 1998 Option Plan to 8,100,000. No option can be granted under the 1998 Option Plan after April 2008 and no option can be outstanding for more than ten years after its grant. At December 31, 2003, approximately 5,349,000 options are available for grant under the 1998 Option Plan.

                  As discussed in Note N, the Company's Board of Directors approved the granting of an aggregate of 5,500,000 options to purchase the Company's stock at an exercise price of $0.34 per common share which is subject to shareholder approval of amendments to the Company's 1998 Stock Option Plan. These options have not been granted nor issued for accounting purposes. Upon shareholder approval, if the market price of the common stock is greater than $0.34 per common share, then compensation expense will be accounted for as prescribed in APB Opinion No. 25 , and amortized over the vesting period of the option.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE M (CONTINUED)

         Transactions involving stock options under all plans are summarized as follows:

                                                           Weighted-
                                               Stock        Average
                                               options     exercise
                                             outstanding     Price
                                             -----------   ---------
Balance at December 31, 2001                   4,589,950    $ 1.85

Granted                                          470,000      1.29
Forfeited                                        (51,000)     2.28
                                              ----------

Balance at December 31, 2002                   5,008,950      1.80

Granted                                           45,000       .96
Exercised                                              -        -
Forfeited                                     (1,529,280)     1.69
                                              ----------    ------

Balance at December 31, 2003                   3,524,670    $ 5.46
                                              ==========    ======

Granted but subject to shareholder approval    5,500,000    $  .34
                                              ==========    ======

         The following table summarizes information concerning currently outstanding and exercisable stock options:

                               Options outstanding               Options exercisable
                  -----------------------------------------   --------------------------
                                    Weighted-
                      Number         average      Weighted-       Number       Weighted-
                  outstanding at     remaining     average    exercisable at    average
    Ranges of      December 31,    contractual    exercise     December 31,    exercise
exercise prices        2003        life (years)     price          2003          price
---------------   --------------   ------------   ---------   --------------   ---------
$ .85 - $1.88        1,853,945         5.99        $  1.32       1,307,834      $  1.35
 2.08  - 2.50        1,658,325         3.53           2.38       1,550,825         2.37
 3.19  - 4.38           12,400         2.42           4.15          12,400         4.15
                     ---------         ----        -------       ---------      -------

                     3,524,670         4.82        $  5.46       2,871,059      $  1.91
                     =========         ====        =======       =========      =======

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE N - COMMITMENTS AND CONTINGENCIES

         The Company occupies plant and office facilities under noncancellable operating leases, which expire at various dates through June 2004. These operating leases provide for scheduled base rent increases over the term of the lease. The leases provide for payment of real estate taxes based upon a percentage of the annual increase. In addition, the Company rents certain equipment under operating leases, generally for terms of two years or less. Total rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $868,000, $993,000 and $986,000, respectively.

         Lease of Congers, New York Facility (Brenner Drive location)

         Effective March 22, 1999, the Company leased, as sole tenant, a pharmaceutical manufacturing facility located in Congers, New York (the "Brenner Drive Facility") from Par Pharmaceuticals, Inc. ("Par") pursuant to an Agreement to Lease (the "Lease"). The Brenner Drive Facility contains office, warehouse and manufacturing space and is approximately 35,000 square feet. The Lease provides for a term of three years, with a two-year renewal option, and provides for annual fixed rent of $500,000 per year during the primary term of the Lease and $600,000 per year during the option period. The Lease also covers certain manufacturing and related equipment previously used by Par in its operations at the Brenner Drive Facility (the "Leased Equipment"). In connection with the execution of the Lease, the Company and Par entered into a certain Option Agreement pursuant to which the Company may purchase the Brenner Drive Facility and the Leased Equipment at any time during the lease term for $5,000,000. The Company paid $100,000 for the right to exercise the Option Agreement any time during the primary term of three years. In March 2002, the Company paid Par $150,000 to secure the right to exercise the Option Agreement through March 31, 2004. (See Note B)

         As part of the execution of the Lease, the Company and Par entered into a certain Manufacturing and Supply Agreement (the "M&S Agreement") having a minimum term of twenty-seven months. The M&S Agreement provided for the Company's contract manufacture of certain designated products manufactured by Par at the Brenner Drive Facility prior to the effective date of the Lease. The M&S Agreement also provided that Par will purchase a minimum of $1,150,000 in product during the initial eighteen months of the Agreement. The M&S Agreement ended in July 2001 and was not renewed; however, the Company continued to provide contract manufacturing services to Par. The M&S Agreement further provided that the Company will not manufacture, supply, develop or distribute the designated products to be supplied by the Company to Par under the M&S Agreement to or for any other person for a period of three years. Effective April 2002, the restriction on the designated products to be supplied by the Company to Par was removed.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE N (CONTINUED)

         Lease of Congers, New York Facility (Wells Avenue location)

         Effective July 1, 2000, the Company leased, as sole tenant, a facility located at 125 Wells Avenue, Congers, New York (the "Wells Avenue Facility"). The Wells Avenue Facility contains office, warehouse and manufacturing space and is approximately 18,000 square feet. The lease provides for a term of four years with an option to renew for an additional three years and provides for annual fixed rent of approximately $127,000 per year during the first two years of the lease and approximately $135,000 per year during the last two years. (See Note B)

         As of December 31, 2003, the approximate minimum rental commitments under these operating leases are as follows:

Twelve months ending December 31,         (in thousands)
      2004                                   $ 225,140
      2005                                       2,456
      2004                                         950

        Total minimum payments required      $ 228,546
                                             =========

         Employment Contracts

         During March 1998, the Company entered into employment contracts with each of two new officers/employees of the Company, which cover a five-year and a three-year period, respectively. The contracts provide for, among other things: (i) annual salaries of $175,000 and $140,000 to be paid over the five-year and three-year periods, respectively, and
         (ii) an aggregate of 1,300,000 options to purchase the Company's stock at an exercise price of $2.38 per common share that vest evenly over a three-to-five-year service period and expire in ten years. In April 2000, these contracts were extended to April 30, 2005. In 2001, the annual salaries under these contracts were increased to $200,000 and $155,000, respectively.

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

         In May 2003, an employment agreement between the Company and the Company's former Chief Executive Officer was terminated. Pursuant to provisions of a negotiated separation agreement dated September 18, 2003, the Company has accrued for a total value of approximately $500,000 to such employee including a $400,000 promissory note plus the estimated the value of benefits provided by the Company to such former employee. The promissory note is payable in quarterly installments commencing October 16, 2003. The separation agreement also granted a warrant to this individual for the purchase of up to 150,000 shares of the Company's common stock at an exercise price of .34 per share. The fair value of the warrant of $112,000, as calculated using the Black-

         Scholes option pricing model, has been charged to operations during the three months ended September 30, 2003. The warrant has a seven-year term and has a cashless exercise clause providing that upon the exercise of the warrant, such individual can receive common shares for the equivalent amount of appreciated value of the warrant at the time of exercise.

         On December 4, 2003, the Company and the former Chief Executive Officer amended the separation agreement providing for (i) the termination of the Company's promissory note in the principal amount of $400,000, and
         (ii) the Company's payment of $162,790 in full satisfaction of the Company's severance and other payment obligations under the separation agreement.

         During August 2003, the Company entered into an employment agreement with a new officer/employee of the Company. The agreement provides for, among other things: (i) an annual base salary of $300,000, and (ii) an aggregate of 5,500,000 options to purchase the Company's stock at an exercise price of $0.34 per common share that vest 1,000,000 option shares on March 31, 2004 and the balance thereafter at a rate of 500,000 per calendar quarter, beginning June 30, 2004 which an exercise term expiring in ten years. The stock option is subject to the shareholders approval to modify the Company's 1998 Stock Option Plan to
         (i) increase the number of shares reserved for issuance and (ii) authorize issuance of stock options having an exercise price less than fair market value of the common stock of the Company on the date of issuance. The employment agreement term is for a two year period which automatically renews for successive one-year periods unless either the Company or the employee provides 90 days' notice of non-renewal.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE N (CONTINUED)

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

         As of February 28, 1998, the Company was in default of the payment terms of the Plea Agreement and had made payments aggregating $350,000. On May 8, 1998, the Company and the DOJ signed the Letter Agreement serving to amend the Plea Agreement relating to the terms of the Company's satisfaction of the fine assessed under the Plea Agreement. Specifically, the Letter Agreement provided that the Company will satisfy the remaining $2,150,000 of the fine through the monthly payments of $25,000 commencing June 1, 1998, plus interest on such outstanding balance (at the rate calculated pursuant to 28 U.S.C.
         Section 1961 (5.319%). Such payment schedule will result in the full satisfaction of the DOJ fine in July 2005. The Letter Agreement also provides certain restrictions on the payment of salary or compensation to any individual in excess of certain amounts without the written consent of the DOJ. In addition, the Letter Agreement requires the repayment of the outstanding fine to the extent of 25% of the Company's after-tax profit or 25% of the net proceeds received by the Company on any sale of a capital asset for a sum in excess of $10,000, if not invested in another capital asset. At December 31, 2003, the Company is current in its payment obligations, with a remaining obligation of $433,000. In February 2004, the Company satisfied its obligation to the DOJ.

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

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE N (CONTINUED)

         The Company is named as a defendant in an action entitled Alfred Kohn
         v. Halsey Drug Co. in the Supreme Court of New York, Bronx County. The plaintiff seeks damages of $1 million for breach of an alleged oral contract to pay a finder's fee for a business transaction involving the Company. Discovery in this action has been completed. The Company's motion for summary judgment was due to be heard by the Court on August 8, 2003. Plaintiff Kohn deceased shortly prior to such hearing date, and the motion for summary judgment and any trial of this matter have been stayed pending the substitution of Mr. Kohn's estate as the plaintiff. The Company does not believe this action will have a material impact on the Company's financial condition. The ultimate outcome of this lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

         On June 13, 2002, the Company was named an additional defendant in an Amended Complaint filed in the matter entitled Vintage Pharmaceuticals, Inc., v. Watson Pharmaceuticals, Inc., and Halsey Drug Company, Inc., pending in the United States District Court for the Northern District of Alabama, Civil Action No. CV 01-B-1847-NE. Vintage seeks unspecified damages from the Company for allegedly interfering with Vintage's contract to produce Monodox(R), the brand name of doxycycline monohydrate, for Watson. The Company denies the allegations, and is vigorously defending the action, and on July 12, 2002, filed a motion to dismiss the Amended Complaint for lack of jurisdiction and for failure to state a cause of action. Watson Pharmaceuticals has filed a motion for summary judgment, which if granted would also terminate the suit as to Halsey. Accordingly, the Court stayed Halsey's motion to dismiss pending the outcome of Watson's motion for summary judgment. That motion was fully briefed and submitted to the Court by December 6, 2002, and the parties are awaiting a decision from the Court. The Company does not believe this action will have a material impact on the Company's financial condition. The ultimate outcome of this lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

         In addition, the Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

         Each of the purchase agreements for the Company's 1998 Debentures, 1999 Debentures, 2002 Debentures, and 2003 Debentures and Bridge Loans contains provisions by which the Company is obligated to indemnify the purchasers of the debentures for any losses, claims, damages, liabilities, obligations, penalties, awards, judgments, expenses or disbursements arising out of or resulting from the breach of any representation, warranty or agreement of the Company related to the purchase of the debentures and bridge loans. These indemnification obligations do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost.

         As of December 31, 2003, the Company does not believe that any liability has been incurred as a result of these indemnification obligations.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE O - SIGNIFICANT CUSTOMERS AND SUPPLIERS

         Through its strategic alliance with Watson, as discussed in Note C, the Company sells its portfolio of core products under the Watson label for distribution by Watson to drugstore chains and drug wholesalers. The Company continues to perform limited contract manufacturing of certain non-core products for other customers. During 2003, the Company had net product revenues from one customer in excess of 10% of total product revenues, accounting for 58% of total product revenues. No accounts receivable was due from this customer at December 31, 2003. During 2002, the Company had net product revenues from two customers in excess of 10% of total product revenues, accounting for 85% and 13%, respectively, of total product revenues, and 82% and 1%, respectively, of gross accounts receivable at December 31, 2002. During 2001 the Company had net product revenues to one customer in excess of 10% of total product revenues aggregating to 86% of total product revenues. At December 31, 2001, accounts receivable from this customer aggregated 61% of gross accounts receivable.

         During 2003, 2002 and 2001, the Company purchased approximately $552,000, $1,264,000 and $1,512,000, respectively, of its raw materials, representing approximately 26%, 25%, and 28% in each year, of total raw material purchases from one supplier.

                     Halsey Drug Co., Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Financial Data
 (amounts in thousands         1st         2nd         3rd         4th
except per share amounts)    Quarter     Quarter     Quarter     Quarter       Year
-------------------------    --------    --------    --------    --------    --------
2003
    Net product revenue      $  1,526    $  1,206    $  1,478    $  1,540    $  5,750
    Operating loss             (3,387)     (3,552)     (3,325)     (6,980)    (17,244)
    Net loss                  (10,575)    (11,027)    (11,590)    (15,263)    (48,455)
    Loss per share -
        basic and diluted    $   (.50)   $   (.52)   $   (.55)   $   (.71)   $  (2.28)

2002
    Net product revenue      $  1,881    $  2,258    $  2,013    $  2,053    $  8,205
    Operating loss             (2,888)     (3,379)     (3,466)     (3,204)    (12,937)
    Net loss                   (5,479)     (7,340)     (7,869)    (38,901)    (59,589)
    Loss per share -
        basic and diluted    $   (.36)   $   (.49)   $   (.52)   $  (2.46)   $  (3.90)

                     Halsey Drug Co., Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                  COL. A                          COL. B                 COL. C            COL. D       COL. E
                                                            Additions                       (1)
                                                Balance at  charged to    Additions
                                                 beginning  costs and     charged to                 Balance at
                Description                      of period  expenses    other accounts  Deductions  end of period
                -----------                     ----------  ----------  --------------  ----------  -------------
Year ended December 31, 2003
    Allowances - accounts receivable             $     14    $    428      $      -      $    (14)     $    428
                                                 ========    ========      ========      ========      ========
    Valuation allowance - deferred tax assets    $ 53,899    $  4,357      $      -         $   -      $ 58,256
                                                 ========    ========      ========      ========      ========

Year ended December 31, 2002
    Allowances - accounts receivable             $    347    $    101      $      -      $   (434)     $     14
                                                 ========    ========      ========      ========      ========
    Valuation allowance - deferred tax assets    $ 40,948    $ 12,951      $      -         $   -      $ 53,899
                                                 ========    ========      ========      ========      ========

Year ended December 31, 2001
    Allowances - accounts receivable             $    315    $    402      $      -      $   (370)     $    347
                                                 ========    ========      ========      ========      ========
    Valuation allowance - deferred tax assets    $ 35,151    $  5,797      $      -      $      -      $ 40,948
                                                 ========    ========      ========      ========      ========

(1) Accounts written-off.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DOCUMENT
-------  -----------------------------------------------------------------------
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

4.2      Form of Convertible Senior Secured Debenture issued pursuant to the
         Debenture and Share Purchase Agreement dated as of February 6, 2004
         (incorporated by reference to Exhibit 4.1 of the Registrant's Current
         Report on Form 8-K dated February 10, 2004 (the "February 2004 Form
         8-K")

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

10.89    Watson Common Stock Purchase Warrant dated December 20, 2002
         (incorporated by reference to Exhibit 10.14 to the December 2002 Form
         8-K).

10.90 Registration Rights Agreement dated December 20, 2002 (incorporated by reference to Exhibit 10.15 to the December 2002 Form 8-K).

10.91    Warrant Recapitalization Agreement dated December 20, 2002
         (incorporated by reference to Exhibit 10.15 to the December 2002 Form
         8-K).

10.92 Debenture and Share Purchase Agreement dated as of February 6, 2004 by and among Halsey Drug Co., Inc., Care Capital Investments, II, LP,
         Essex Woodlands Health Ventures V, L.P., Galen Partners III, L.P. and the other purchasers listed on the signature page thereto (incorporated by reference to Exhibit 10.1 of the February 2004 Form 8-K).

10.93 Debenture Conversion Agreement dated as of February 6, 2004 by and among Halsey Drug Co., Inc., Care Capital, Essex Woodlands, Galen
         Partners and the other signatories thereto (incorporated by reference to Exhibit 10.2 of the February 2004 Form 8-K).

10.94    Amended and Restated Certificate of Incorporation of Halsey Drug Co.,
         Inc. (incorporated by reference to Exhibit 10.3 of the February 2004
         Form 8-K).

10.95    Investor Rights Agreement dated as of February 6, 2004 by and among
         Halsey Drug Co., Inc., Care Capital, Essex Woodlands, Galen Partners and the other signatories thereto (incorporated by reference to Exhibit
         10.4 of the February 2004 Form 8-K).

10.96 Amended and Restated Voting Agreement dated as of February 6, 2004 by and among Halsey Drug Co., Inc., Care Capital, Essex Woodlands, Galen
         Partners and the other signatories thereto (incorporated by reference to Exhibit 10.5 of the February 2004 Form 8-K).

10.97    Amended and Restated Registration Rights Agreement dated as of February
         6, 2004 by and among Halsey Drug Co., Inc., Watson Pharmaceuticals,
         Care Capital, Essex Woodlands, Galen Partners and the other signatories thereto (incorporated by reference to Exhibit 10.6 of the February 2004
         Form 8-K).

10.98    Amended and Restated Subordination Agreement dated as of February 6,
         2004 by and among Halsey Drug Co., Inc., Care Capital, Essex Woodlands,
         Galen Partners and the other signatories thereto (incorporated by reference to Exhibit 10.7 of the February 2004 Form 8-K).

10.99    Company General Security Agreement (incorporated by reference to
         Exhibit 10.8 of the February 2004 Form 8-K).

10.100 Form of Unconditional Agreement of Guaranty (incorporated by reference to Exhibit 10.9 of the February 2004 Form 8-K).

10.101   Form of Guarantor Security Agreement (incorporated by reference to
         Exhibit 10.10 of the February 2004 Form 8-K).

10.102   Stock Pledge Agreement dated as of February 6, 2004 by and between
         Halsey Drug Co., Inc. and Galen Partners, as agent (incorporated by reference to Exhibit 10.11 of the February 2004 Form 8-K).

10.103   Umbrella Agreement dated as of February 6, 2004 by and among Halsey
         Drug Co., Inc., Watson Pharmaceuticals, Care Capital, Essex Woodlands,
         Galen Partners and the other signatories thereto (incorporated by reference to Exhibit 10.12 of the February 2004 Form 8-K).

10.104 Third Amendment to Loan Agreement dated as of February 6, 2004 by and among Halsey Drug Co., Inc. and Watson Pharmaceuticals (incorporated by reference to Exhibit 10.13 of the February 2004 Form 8-K).

10.105 Amended and Restated Promissory Note in the principal amount of $5,000,000 issued by Halsey Drug Co., Inc. in favor of Watson
         Pharmaceuticals (incorporated by reference to Exhibit 10.14 of the February 2004 Form 8-K).

10.106 Hydrocodone API Supply Option Agreement dated as of February 6, 2004 between Halsey Drug Co, Inc. and Watson Pharmaceuticals (incorporated by reference to Exhibit 10.15 of the February 2004 Form 8-K).

10.107   Noteholders Agreement dated as of February 6, 2004 by and among Halsey
         Drug Co., Inc., Care Capital, Essex Woodlands, Galen Partners and the other signatories thereto (incorporated by reference to Exhibit 10.16 of the February 2004 Form 8-K).

10.108   Asset Purchase Agreement dated March 19, 2004 by and among Halsey Drug
         Co., Inc., Axiom Pharmaceutical Corporation and IVAX Pharmaceuticals
         New York LLC (incorporated by reference to Exhibit 2.1 of the
         Registrant's Form 8-K filed March 25, 2004 (the "March 2004 Form
         8-K")).

10.109   Voting Agreement dated March 19, 2004 by and among Halsey Drug Co.,
         Inc., IVAX Pharmaceuticals New York LLC and certain holders of Halsey
         Drug Co., Inc. voting securities (incorporated by reference to Exhibit
         10.1 of the March 2004 Form 8-K).

10.110   Use and License Agreement dated March 19, 2004 by and among Halsey Drug
         Co., Inc., Axiom Pharmaceutical Corporation and IVAX Pharmaceuticals
         New York LLC (incorporated by reference to Exhibit 10.2 of the March
         2004 Form 8-K.)

  *14    Code of Ethics

   21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 22 to the 1993 Form 10-K).

*23.1 Consent of Grant Thornton LLP, independent certified public accountants, to the incorporation by reference of its report to the consolidated financial statements of the Registrant conferred in its Form 10-K for the year ended December 31, 2003, into the registrant's
         Registration Statements on Form S-8 (Registration Nos. 333-63288 and
         33-98356).

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