Form 10-Q
period 2004-03-31
HALSEY DRUG CO INC/NEW
filed 2004-05-17
CIK 786947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO_______________________

                         COMMISSION FILE NUMBER 1-10113

                               ------------------

                              HALSEY DRUG CO., INC.
             (Exact name of registrant as specified in its charter)

              NEW YORK                                  11-0853640
   (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

      616 N. NORTH COURT, SUITE 120
           PALATINE, ILLINOIS                              60067
(Address of Principal Executive Offices)                (Zip Code)

                                 (847) 705-7709
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

      As of May 14, 2004 the registrant had 21,601,704 shares of Common Stock, $.01 par value, outstanding.

===============================================================================

                      HALSEY DRUG CO., INC. & SUBSIDIARIES

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets-
            March 31, 2004 (Unaudited) and December 31, 2003........................................     3

            Condensed Consolidated Statements of Operations (Unaudited) - Three months ended March
            31, 2004 and March 31, 2003.............................................................     5

            Condensed Consolidated Statements of Cash Flows (Unaudited) - Three months ended March
            31, 2004 and March 31, 2003.............................................................     6

            Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited) - Three months
            ended March 31, 2004....................................................................     8

            Notes to Condensed Consolidated Financial Statements....................................     9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................................................    13

Item 4.     Controls and Procedures.................................................................    21

PART II. OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds...............................................    21
Item 6.     Exhibits and Reports on Form 8-K........................................................    22

SIGNATURES..........................................................................................    23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       UNAUDITED
                                                                        MARCH 31,              DECEMBER 31,
                                                                          2004                     2003
                                                                       ----------              ------------
                                                                                 (IN THOUSANDS)
ASSETS
CURRENT ASSETS
      Cash.......................................................      $   7,282                 $     942
      Accounts Receivable - trade, net of
        allowances for doubtful accounts of  $414 and $428
        at March 31, 2004 and December 31, 2003, respectively....             66                       467
      Inventories................................................              -                       312
      Prepaid expenses and other current assets..................            132                       401
                                                                       ---------                 ---------
        Total current assets.....................................          7,480                     2,122

PROPERTY, PLANT & EQUIPMENT, NET.................................          3,152                     3,394

DEFERRED PRIVATE OFFERING COSTS,
        net of accumulated amortization of $424 and $318
        at March 31, 2004 and December 31, 2003, respectively....            882                       714

OTHER ASSETS AND DEPOSITS........................................             64                       392
                                                                       ---------                 ---------
TOTAL ASSETS                                                           $  11,578                 $   6,622
                                                                       =========                 =========

         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      UNAUDITED
                                                                       MARCH 31,               DECEMBER 31,
                                                                         2004                      2003
                                                                      ----------               ------------
                                                                      (IN THOUSANDS, EXCEPT  PER SHARE DATA)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   CONVERTIBLE SUBORDINATED DEBENTURES..........................       $     12,313              $          -
    Less: debt discount.........................................             (8,464)                        -
                                                                       ------------              ------------
                                                                              3,849                         -
   Current maturities of notes payable and capital lease
     obligations................................................                 27                        45
   Accounts payable.............................................                272                     1,895
   Accrued interest.............................................              1,993                     1,544
   Accrued expenses.............................................              1,352                     2,108
   Deferred asset proceeds......................................              2,000                         -
   Department of Justice Settlement.............................                  -                       300
                                                                       ------------              ------------
      Total current liabilities.................................              9,493                     5,892

TERM NOTE PAYABLE...............................................              5,000                    21,401

BRIDGE LOANS....................................................                  -                     2,000
   Less: debt discount..........................................                  -                      (568)
                                                                       ------------              ------------
                                                                                  -                     1,432
CONVERTIBLE SUBORDINATED DEBENTURES.............................             86,632                    86,632
  Less: debt discount...........................................            (50,565)                  (56,893)
                                                                       ------------              ------------
                                                                             36,067                    29,739
CAPITAL LEASE OBLIGATIONS.......................................                 92                        92

DEPARTMENT OF JUSTICE SETTLEMENT................................                  -                       133

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $.01 par value; authorized
      80,000,000 shares; issued and outstanding,
      21,601,704 shares at March 31, 2004 and December 31, 2003..               216                       216
   Additional paid-in capital....................................           169,575                   157,262
   Accumulated deficit...........................................          (208,865)                 (209,545)
                                                                       ------------              ------------
 STOCKHOLDERS' DEFICIT...........................................           (39,074)                  (52,067)
                                                                       ------------              ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................      $     11,578              $      6,622
                                                                       ============              ============

         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                 --------------------------------------
                                                                      2004                     2003
                                                                 -------------           --------------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Net product revenues..........................................   $         628           $        1,526

Cost of manufacturing.........................................           1,253                    2,873
Research and development......................................             238                      329
Selling, general and administrative expenses..................           1,221                    1,711
                                                                 -------------           --------------
      Loss from operations....................................          (2,084)                  (3,387)

Other income (expense)
Interest expense..............................................            (958)                  (1,433)
Interest income...............................................               7                       17
Amortization of deferred debt discount and
   private offering costs.....................................         (10,843)                  (5,767)
Gain on sale of assets........................................           1,754                        -
Gain on debt restructuring....................................          12,401                        -
Other.........................................................             403                       (5)
                                                                 -------------           --------------
NET INCOME (LOSS).............................................   $         680           $      (10,575)
                                                                 =============           ==============
Earnings (loss) per share
Basic.........................................................   $         .03           $        (0.50)
Diluted.......................................................   $         .00           $        (0.50)

Weighted average shares outstanding
Basic.........................................................      21,601,704               21,035,323
                                                                 =============           ==============
Diluted.......................................................     278,020,203               21,035,323
                                                                 =============           ==============

         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                    ---------------------------
                                                                      2004               2003
                                                                    --------           --------
                                                                           (IN THOUSANDS)
Cash flows from operating activities
Net income (loss).............................................      $    680           $(10,575)
                                                                    --------           --------
Adjustments to reconcile net loss to net cash
    used in operating activities
   Depreciation and amortization..............................           192                199
   Amortization of deferred debt discount and private
   offering costs.............................................        10,843              5,767
   Amortization of deferred product acquisition costs.........           205                 14
   Debentures and stock issued for interest...................             -                600
   Loss on disposal of assets.................................            47                  5
   Gain on restructure of debt................................       (12,401)                 -
   Changes in assets and liabilities
      Accounts receivable.....................................           252               (634)
      Inventories.............................................           312                265
      Prepaid expenses and other current assets...............           251               (290)
      Other assets and deposits...............................           124                 18
      Accounts payable........................................        (1,610)              (912)
      Accrued expenses........................................         1,642                351
                                                                    --------           --------
         Total adjustments....................................          (143)             5,383
                                                                    --------           --------
   Net cash provide by (used in) operating activities.........           537             (5,192)
                                                                    --------           --------

Cash flows from investing activities
   Capital expenditures.......................................            (9)              (451)
                                                                    --------           --------
      Net cash used in investing activities...................            (9)              (451)
                                                                    --------           --------

Cash flows from financing activities
   Payments on notes payable and capital lease obligations....        (4,019)               (10)
   Issuance of debentures.....................................        10,264                  -
   Payments to Department of Justice..........................          (433)               (80)
                                                                    --------           --------
   Net cash provided by (used in) financing activities........         5,812                (90)
                                                                    --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........         6,340             (5,733)

Cash and cash equivalents at beginning of period..............           942              9,211
                                                                    --------           --------

Cash and cash equivalents at end of period....................      $  7,282           $  3,478
                                                                    ========           ========

Cash paid for interest was $47 during the quarter ended March 31, 2004.

         The accompanying notes are an integral part of these statements

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES FOR THE QUARTER ENDED MARCH 31, 2004:

      1. The Company's Convertible Subordinated Debentures contained beneficial conversation features, which were valued at $12,313,000.

      2. The Company has repaid $166,000 of indebtedness in the form of product deliveries.

      3. Bridge Loans of $2,000,000 and accrued interest of $49,000 were converted into like amounts of Convertible Subordinated Debentures.

         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        THREE MONTHS ENDED MARCH 31, 2004

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                  COMMON STOCK
                                                 $.01 PAR VALUE        ADDITIONAL
                                           ------------------------     PAID-IN      ACCUMULATED
                                              SHARES        AMOUNT      CAPITAL        DEFICIT        TOTAL
                                           ------------    --------    ----------    -----------    ----------
Balance January 1, 2004...............       21,601,704    $    216    $ 157,262     $ (209,545)    $  (52,067)

Net income for the three
   months ended March 31, 2004........                                                      680            680

Beneficial conversion features in
   connection with issuance of
   debentures.........................                                    12,313                        12,313
                                           ------------    --------    ---------     ----------     ----------
Balance at March 31, 2004.............       21,601,704    $    216    $ 169,575     $ (208,865)    $  (39,074)
                                           ============    ========    =========     ==========     ==========

         The accompanying notes are an integral part of these statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2004, assuming that the Company will continue as a going concern, have been made. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      At March 31, 2004 the Company had cash and cash equivalents of $7,282,000 as compared to $942,000 at December 31, 2003. The Company had working capital deficit at March 31, 2004 of $2,013,000 and an accumulated deficit of $208,865,000. The Company had an operating loss of $2,084,000 during the three months ended March 31, 2004.

      In the fourth quarter of 2003 and first quarter of 2004, the Company restructured it operations, as more fully describe in Note 2, and substantially ceased the manufacturing of the Company's generic finished dosage pharmaceutical products and distribution of those products by the Company's subsidiary, Axiom Pharmaceutical Corporation ("Axiom"). All manufacturing operations of Axiom ceased on January 30, 2004.

      As restructured, the Company is engaged in the development of proprietary opioid abuse deterrent formulation technology (the "ADF Technology") the manufacture, packaging and stability testing of clinical trial supplies of finished products utilizing the ADF Technology, the evaluation of such products in appropriate clinical trials, the development and scale up of novel active pharmaceutical ingredient ("API") opioid synthesis technologies (the "Opioid Synthesis Technology") , and the prosecution of the Company's application to the Drug Enforcement Administration ("DEA") for a registration to import narcotic raw materials ("NRMs"). The Company proposes to enter into license agreements with strategic partners providing that such licensees will further develop abuse deterrent formulation finished dosage products, file for regulatory approval with the U.S. Food and Drug Administration ("FDA") and other regulatory authorities and commercialize such products. The Company intends to manufacture commercial quantities of such products for sale by the Company's licensees.

NOTE 2 - LIQUIDITY MATTERS

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2003, the Company had cash and cash equivalents of $942,000, working capital deficit of approximately $3,770,000 and a stockholders' deficit of approximately $52,067,000. The Company incurred a loss from operations of approximately $17,244,000 and a net loss of approximately $48,455,000 during the year ended December 31, 2003. At March 31, 2004, the Company had cash and cash equivalents of $7,282,000, a working capital deficit of $2,014,000 and an accumulated deficit of $208,865,000. The Company incurred operating losses of $2,084,000 during the three months ended March 31, 2004. Historically, the Company has incurred significant losses from operations and until such time as the research and development efforts are commercialized, for which no assurance can be given, the Company will continue to incur operating losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters follow:

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

      The Company incurred losses of $48.5 million in 2003, $59.6 million in 2002 and $12.6 million in 2001. The Board determined that near term sales of the Company's finished dosage generic products would likely result in continued financial losses in view of the highly competitive market environment, low market pricing, declining market size for its existing generic products and the lack of timely new generic product launches. Based on this analysis and other factors, the Board concluded that the Company restructure its operations by closing or divesting the Congers Facilities and reducing certain activities at its Culver Facility. The plan targeted a reduction in workforce of approximately 70 employees at the Congers Facilities, 25 employees at the Culver, Indiana facility (the "Culver Facility") and 5 employees in Rockford, Illinois.

      In implementing the restructuring plan at the Culver Facility, the reduction in work force involved approximately 25 employees engaged in or supporting the manufacture of doxycycline hyclate and doxycycline monohydrate APIs which were converted to finished dosage products at the Congers Facilities. With the closure of the Congers Facilities the APIs manufactured at the Culver Facility were not required. The Culver Facility work force reduction was substantially completed by December 31, 2003.

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

      In implementing the restructuring adopted by the Board, the Company has transitioned to a single vertically integrated operations site located in Culver, Indiana. The Company's strategy and key activities to be conducted at the Culver Facility are as follows:

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

            - Prosecution of the Company's application to the DEA to for registration to import NRMs for use in the production of opioid API's utilizing the Company's Opioid Synthesis Technologies.

            - Negotiating and executing license and development agreements with strategic pharmaceutical company partners providing that such licensees will further develop certain finished dosage products utilizing the ADF Technology, file for regulatory approval with the FDA and other regulatory authorities and commercialize such products.

      As of December 31, 2003, the Company has recorded aggregate restructuring expenses of approximately $3,280,000 consisting of an impairment charge of $1,673,000 against property, plant and equipment, an impairment charge of $1,354,000 against inventory (charged against cost of sales), and $253,000 of other costs. All restructuring costs have been reserved for at December 31, 2003.

      On February 6, 2004, the Company consummated a private offering of convertible senior secured debentures (the "2004 Debentures") in the aggregate principal amount of approximately $12.3 million (the "2004 Debenture Offering"). The 2004 Debentures were issued by the Company pursuant to a certain Debenture and Share Purchase Agreement dated as of February 6, 2004 (the "2004 Purchase Agreement") by and among the Company, Care Capital, Essex, Galen and each of the purchasers listed on the signature page thereto. Of the approximate $12.3 million in debentures issued on February 6, 2004 under the 2004 Debenture Offering, approximately $2.0 million of 2004 Debentures were issued in exchange for the surrender of a like amount of principal plus accrued and unpaid interest under the Company's 2002 Debentures issued to Care Capital, Essex and Galen during November and December, 2003 pursuant to the Letter of Support. As the conversion price of such debentures was less than the fair market value of the Company's common stock on the date of issue, beneficial conversion features were determined to exist. The Company recorded approximately $12.3 million of debt discount limited to the face amount of the new debt, which is being amortized over the life of the debt, which matures July 31, 2004, subject to extension to October 31, 2004. During the three months ended March 31, 2004, the Company recognized approximately $3.8 million of amortization expense from this transaction.

      On April 14, 2004, the Company completed an additional closing under the 2004 Purchase Agreement pursuant to which the Company issued additional 2004 Debentures in the aggregate principal amount of $579,000, bringing the aggregate principal amount of 2004 Debentures issued by the Company under the 2004 Purchase Agreement to $12.879 million. As the conversion price of such debentures was less than the fair market value of the Company's common stock on the date of issue, beneficial conversion features were determined to exist. The Company recorded approximately $0.6 million of debt discount limited to the face amount of the new debt, which will be amortized over the life of the debt, which matures July 31, 2004, subject to extension to October 31, 2004.

      The 2004 Purchase Agreement further provides that the Company may issue additional 2004 Debentures in the principal amount of up to approximately $1.1 million on or prior to June 5, 2004, provided that the aggregate principal amount of 2004 Debentures issued pursuant to the 2004 Purchase Agreement shall not exceed $14.0 million without the consent of the holders of 60% of the principal amount of the 2004 Debentures then held by Care Capital, Essex and Galen.

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

      Based on the $0.6425 Series A Conversion Price of the Series A Shares and estimating the interest accrual under the 2004 Debentures prior to the Charter Amendment Filing Date, the 2004 Debentures with an aggregate principal amount of $14.0 million would be convertible into an aggregate of approximately 22 million Series A Preferred shares.

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

      The 2004 Purchase Agreement provides that each of Care Capital, Essex and Galen (collectively, the "Lead 2004 Investors") has the right to designate for nomination one member of the Company's Board of Directors, and that the Lead Investors collectively may designate one additional member of the Board (collectively, the Designees"). The Purchase Agreement further provides that the Designees, if so requested by such Designee in his sole discretion, shall be appointed to the any Committee of the Board of Directors. The Designees of Care Capital, Essex and Galen are Messrs. Karabelas, Thangjaraj and Wesson, respectively, each of whom are current Board members. Effective as of the closing of the 2004 Purchase Agreement, the Lead 2004 Investors may collectively nominate one additional Designee to the Board. The Company has agreed to nominate and appoint to the Board of Directors, subject to shareholder approval, one designee of each of Care Capital, Essex and Galen, and one collective designee of the Lead 2004 Investors, for so long as each holds a minimum of 50% of the Series A Preferred shares initially issued to such party (or at least 50% of the shares of Common Stock issuable upon conversion of the Series A Preferred shares).

      As of February 6, 2004, the date of the initial closing of the 2004 Purchase Agreement, the Company had issued and outstanding an aggregate of approximately $87.7 million in principal amount of 5% convertible senior secured debentures maturing March 31, 2006 issued pursuant to three separate Debenture Purchase Agreements dated March 10, 1998, as amended (the "1998 Debentures"), May 26, 1999, as amended (the "1999 Debentures") and December 20, 2002 (the "2002 Debentures"), respectively. The 1998 Debentures, 1999 Debentures and 2002 Debentures are referred to collectively as the "1998-2002 Debentures". After giving effect to the Company's issuance of additional 5% convertible senior secured debentures in satisfaction of interest payments on the 1998-2002 Debentures, as of February 6, 2004, the 1998-2002 Debentures were convertible into an aggregate of approximately 190.4 million shares of the Company's Common Stock.

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

      Under the Conversion Agreement, the holders of approximately $6.7 million in principal amount of 2002 Debentures issued during 2003 will convert such 2002 Debentures (plus accrued and unpaid interest) into Series B Preferred Shares. Of the remaining approximate $81.0 million in principal amount of the 1998-2002 Debentures, approximately $31.6 million is comprised of 1998 Debentures, approximately $21.8 million is comprised of 1999 Debentures and approximately $27.6 million is comprised of 2002 Debentures. The 1998 Debentures will be converted into Series C-1 Preferred shares. The 1999 Debentures will be converted into Series C-2 Preferred shares. The remaining balance of the 2002 Debentures shall be converted into Series C-3 Preferred shares.

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

      The Company was a party to a certain loan agreement with Watson Pharmaceuticals ("Watson") pursuant to which Watson made term loans to the Company (the "Watson Term Loan Agreement") in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes"). It was a condition to the completion of the 2004 Debenture Offering that simultaneous with the closing of the 2004 Purchase Agreement, the Company shall have paid Watson the sum of approximately $4.3 million (which amount was funded from the proceeds of the 2004 Debenture Offering) and conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes. As part of such transaction, the Watson Notes were amended to extend the maturity date of such notes from March 31, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, to reduce the principal amount of the Watson Notes from $21.4 million to $5.0 million, and to provide for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default under the Watson Notes (the Watson Notes as so amended, the "Amended and Restated Watson Note"). Simultaneous with the issuance of the Amended and Restated Watson Note, each of the Lead 2004 Investors and the other investors in the 2004 Debentures as of February 6, 2004 (collectively, the "Watson Note Purchasers") purchased the Amended and Restated Note from Watson in consideration for a payment to Watson of $1.0 million.

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

      The Amended and Restated Watson Note in the principal amount of $5.0 million as purchased by the Watson Note Purchasers is secured by a first lien on all of the Company's and its subsidiaries' assets, senior to the lien securing the Outstanding Debentures and all other Company indebtedness, carries a floating rate of interest equal to the prime rate plus 4.5% that is payable quarterly in shares of the Company's common stock, and matures on June 30, 2007.

      As part of the restructuring of the Company's operations, in February, 2004, the Company sold certain non-revenue generating abbreviated new drug applications ("ANDAs"). Additionally, on March 19, 2004, the Company and its wholly-owned subsidiary, Axiom Pharmaceutical Corporation, entered into an Asset Purchase Agreement with IVAX Pharmaceuticals New York LLC ("IVAX"). Pursuant to the Purchase Agreement, the Company and Axiom agreed to sell to IVAX substantially all of the Company's assets used in the operation of the Company's former manufacturing and packaging locations in Congers, New York. Shareholder approval is necessary to complete this transaction and will be sought of the Company's next annual meeting of shareholders. The cash proceeds received from this Purchase Agreement have been recorded as deferred asset proceeds on the Company's balance sheet until shareholder approval is received. After giving effect to the payment of legal and other professional fees relating to these assets divestment transactions, the Company estimates that it will realize aggregate net proceeds of approximately $4.3 million from such transactions.

      The development and commercialization of APIs and finished dosage products incorporating the Company's Opioid Synthesis Technologies and ADF Technology are subject to various factors, many of which are outside the Company's control. For instance, only a portion of such technologies have been tested in laboratory settings, none have been tested in clinical settings, and all of such technologies will need to be successfully scaled up to be commercially viable, of which no assurance can be given. Additionally, the Company must satisfy, and continue to maintain compliance with, the DEA's and FDA's requirements for the maintenance of its controlled substances manufacturing registrations. The process of seeking a DEA registration to import NRMs and contesting opposition proceedings, and the continuing development of the Company's Opioid Synthesis Technologies and ADF Technology are intended to continue through 2004. The Company is currently unable to provide any assurance that such technologies will be commercially viable, that the patent application associated with the ADF Technology will issue, or if such patent issues that the claims granted will be sufficiently broad to provide economic value. Additionally no assurance can be given that the Company will succeed in obtaining the DEA registration to import NRMs. The Company is committing substantially all of its resources, and available capital to the development of the Opioid Synthesis Technologies and ADF Technology. The failure of the Company to successfully develop the ADF Technology will have a material adverse effect on the Company's operations and financial condition. The Company's cash flow and limited sources of available financing make it uncertain that the Company will have sufficient capital to continue to fund operations or to otherwise complete the development of the Opioid Synthesis and ADF Technologies, to obtain required DEA and FDA approvals and to fund the capital improvements necessary for the manufacture of APIs and finished dosage products incorporating such technologies.

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which addresses consolidation by business enterprises of variable interest entities (VIEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The accounting provisions and disclosure requirements of FIN No. 46 are effective immediately for VIEs created or acquired after January 31, 2003, and are effective for the Company's interim period ending March 31, 2004, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN No. 46 ("FIN No. 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN No. 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN No. 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN No. 46R by the end of the first interim or annual reporting period ending after March 14, 2004. During the quarter ended March 31, 2004 the Company adopted the provisions of FIN No. 46R. Adoption of FIN No. 46R did not have a material effect on the Company's financial statements.

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

NOTE 4 - RECLASSIFICATIONS

      Certain reclassifications have been made to the prior years' amounts to conform to the current year's presentation.

NOTE 5 - EARNINGS (LOSS) PER SHARE

      Basic earnings per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share is based on the treasury stock method and is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerator and denominators of basic and diluted earnings per share for the Quarters ended March 31, 2004 and March 31, 2003 consisted of the following (in thousands except per share amount):

          QUARTER ENDED MARCH 31,                                    2004        2003
          -----------------------                                  ---------   --------
NUMERATOR:
  Net income (loss)                                                $     680   $(10,575)
                                                                   ---------   --------

DENOMINATOR:
  Basic weighted average shares outstanding                           21,602     21,035
         Convertible debentures                                      249,479          -
         Warrants                                                      6,939          -
         Stock options                                                     -          -
                                                                   ---------   --------
  Diluted weighted average shares outstanding                        278,020     21,035
                                                                   ---------   --------
Basic earnings per share                                           $     .03   $   (.50)
                                                                   ---------   --------
Diluted earnings per share                                         $     .00   $   (.50)
                                                                   ---------   --------

      For the quarter ended March 31, 2004, stock options and warrants to purchase 3.4 million and 9.7 million common shares respectively, were outstanding but not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. For the Quarter ended March 31, 2003, approximately 199,850,000 of outstanding warrants, options, and the effect of convertible debentures and convertible bridge loans outstanding, have been excluded from the computation of diluted earnings per share as they would be antidilutive to the reported net loss.

NOTE 6 - INVENTORIES

       Inventories consist of the following:

                                                             MARCH 31, 2004          DECEMBER 31, 2003
                                                             --------------          -----------------
                                                                        (IN THOUSANDS)
Finished Goods.......................................         $        705              $        357
Work in Process......................................                  198                       953
Raw Materials........................................                  211                       356
                                                              ------------              ------------
                                                                     1,114                     1,666
Less impairment reserve..............................               (1,114)                   (1,354)
                                                              ------------              ------------
                                                              $          -              $        312
                                                              ============              ============

NOTE 7 - ACCRUED EXPENSES

      Accrued expenses are summarized as follows:

                                                             MARCH 31, 2004          DECEMBER 31, 2003
                                                             --------------          -----------------
                                                                        (IN THOUSANDS)
Payroll, Payroll Taxes and Benefits..................         $        232              $        468
Professional and Director Fees.......................                  200                       536
Property and Sales Taxes.............................                  147                       142
Other................................................                  773                       962
                                                              ------------              ------------
                                                              $      1,352              $      2,108
                                                              ============              ============

NOTE 8 - CONVERTIBLE SUBORDINATED DEBENTURES

      Convertible Subordinated Debentures consist of the following:

                                                             MARCH 31, 2004          DECEMBER 31, 2003
                                                             --------------          -----------------
                                                                        (IN THOUSANDS)
1998 Debentures......................................         $     31,212              $     31,212
1999 Debentures......................................               21,485                    21,485
2002 Debentures......................................               27,303                    27,303
2003 Debentures......................................                6,632                     6,632
2004 Debentures......................................               12,313                        --
                                                              ------------              ------------
                                                                    98,945                    86,632

Less: Debt discount..................................              (59,029)                  (56,893)
                                                              ------------              ------------
                                                                    39,916                    29,739
Less: Current maturities, net........................               (3,849)                       --
                                                              ------------              ------------
                                                              $     36,067              $     29,739
                                                              ============              ============

During the three months ended March 31, 2003, the Company issued $600,000 in new debentures as payment of accrued interest in the same amount of these debentures. Such debentures are convertible into 645,161 shares of the Company's common stock at a conversion price of $0.93.

Related-Party Transactions

      Certain of the 1998 Debentures and 1999 Debentures are held a member of the Company's management and Board of Directors. The aggregate principal amount of such debentures was approximately $173,000 at March 31, 2004 and December 31, 2003, respectively. Interest expense on these debentures was approximately $2,200 and $4,600 for the quarters ended March 31, 2004 and 2003, respectively.

Indemnification

      Each of the purchase agreements for the Company's 1998 Debentures, 1999 Debentures, 2002 Debentures, 2003 Debentures and Bridge Loans, and 2004 Debentures contain provisions by which the Company is obligated to indemnify the purchasers of the debentures for any losses, claims, damages, liabilities, obligations, penalties, awards, judgments, expenses or disbursements arising out of or resulting from the breach of any representation, warranty or agreement of the Company related to the purchase of the debentures and bridge loans. These indemnification obligations do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of March 31, 2004, the Company does not believe that any liability has been incurred as a result of these indemnification obligations.

NOTE 9 - TERM NOTE PAYABLE

      In connection with various strategic alliance transactions between the Company and Watson completed in 2001, Watson advanced $17,500,000 to the Company under the Watson Term Loan. The loan was secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, and carried a floating rate of interest equal to prime plus two percent and had an original maturity date of March 31, 2004. As part of the Company's 2002 Debenture Offering, the Watson Term Loan was amended to (1) extend the maturity date to March 31, 2006, (2) increase the interest rate to prime plus four and one half percent and (3) increase the principal amount to $21,401,331 to reflect the inclusion of the Company's payment obligations under the Core Products Supply Agreement between Watson and the Company. In consideration of the amendment to the Watson Term Loan, the Company issued to Watson a common stock purchase warrant ("Watson Warrant") exercisable for 10,700,665 shares of the Company's common stock at an exercise price of $0.34 per share. The warrant has a term expiring December 31, 2009. The fair value of the Watson Warrant on the date of grant, as calculated using the Black-Scholes option-pricing model, of $11,985,745 was charged to earnings on the date of grant as a loss on the extinguishment of debt. As of December 31, 2003, Watson had advanced $21,401,331 to the Company under the Watson Term Loan and the interest rate was 8.5%.

      In satisfaction of a condition to the completion of the 2004 Debenture Offering, simultaneous with the closing of the 2004 Purchase Agreement, the Company paid Watson the sum of approximately $4.3 million (which amount was funded from the proceeds of the 2004 Debenture Offering) and conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes. As part of such transaction, the Watson Notes were amended to extend the maturity date of such notes from March 31, 2006 to June 30, 2007, to provide for satisfaction of future quarterly interest payments under the Watson Notes in the form of the Company's Common Stock, to reduce the principal amount of the Watson Notes from $21.4 million to $5.0 million, and to provide for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default under the Watson Notes (the Watson Notes as so amended, the "Amended and Restated Watson Note"). Simultaneous with the issuance of the Amended and Restated Watson Note, each of the Lead 2004 Investors and the other investors in the 2004 Debentures as of February 6, 2004 (collectively, the "Watson Note Purchasers") purchased the Amended and Restated Note from Watson in consideration for a payment to Watson of $1,000,000.

      In addition to Watson's forgiveness of approximately $16.4 million under the Watson Notes, as additional consideration for the Company's payment to Watson of approximately $4.3 million and the Company's conveyance of certain Company assets, all current supply agreements between the Company and Watson were cancelled and Watson waived the dilution protections contained in the Watson Warrant, to the extent such dilution protections were triggered by the transactions provided in the 2004 Debenture Offering.

      The Amended and Restated Watson Note in the principal amount of $5.0 million as purchased by the Watson Note Purchasers is secured by a first lien on all of the Company's and its subsidiaries' assets, senior to the lien securing the Outstanding Debentures and all other Company indebtedness, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007. The interest rate at March 31, 2004 was 8.50%.

NOTE 10 - INCOME TAXES

         The Company has not provided for any tax expense during the the three months ended March 31, 2004, as a result of utilizing net operating loss carry forwards not previously provided for. Historically, the Company has incurred significant losses from operations and until such time as the research and development efforts are commercialized, for which no assurance can be given, the Company will continue to incur operating losses.

NOTE 11 - STOCK-BASED COMPENSATION

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

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                      2004               2003
                                                                  ------------       ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported .............................      $        680       $    (10,575)
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards .............................................               (64)              (194)
                                                                  ------------       ------------

Pro forma net income (loss) ................................      $        616       $    (10,769)
                                                                  ============       ============


Basic EPS  -- as reported ..................................      $        .03       $      (0.50)
                                                                  ------------       ------------
Basic EPS  -- pro forma ....................................      $        .03       $      (0.51)
                                                                  ============       ============

Diluted EPS -- as reported .................................      $        .00       $      (0.50)
                                                                  ------------       ------------
Diluted EPS -- pro forma ...................................      $        .00       $      (0.51)
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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

      As of February 28, 1998, the Company was in default of the payment terms of the Plea Agreement and had made payments aggregating $350,000. On May 8, 1998, the Company and the DOJ signed the Letter Agreement serving to amend the Plea Agreement relating to the terms of the Company's satisfaction of the fine assessed under the Plea Agreement. Specifically, the Letter Agreement provided that the Company will satisfy the remaining $2,150,000 of the fine through the monthly payments of $25,000 commencing June 1, 1998, plus interest on such outstanding balance (at the rate calculated pursuant to 28 U.S.C. Section 1961 (5.319%). Such payment schedule provide for the full satisfaction of the DOJ fine in July 2005. The Letter Agreement also provides certain restrictions on the payment of salary or compensation to any individual in excess of certain amounts without the written consent of the DOJ. In addition, the Letter Agreement requires the repayment of the outstanding fine to the extent of 25% of the Company's after-tax profit or 25% of the net proceeds received by the Company on any sale of a capital asset for a sum in excess of $10,000, if not invested in another capital asset. At December 31, 2003, the Company was current in its payment obligations, with a remaining obligation of $433,000. In February 2004, the Company fully satisfied its obligation to the DOJ.

      Employment Contracts

      During April 2004, the Company entered into an employment agreement with a new officer/employee of the Company. The agreement provides for, among other things: (i) an annual base salary of $260,000, and (ii) an aggregate of 3,000,000 options to purchase the Company's stock at an exercise price of $0.13 per common share that vest 1,000,000 option shares on October 1, 2004 and the balance thereafter at a rate of 333,333 per calendar quarter, beginning January 1, 2005 with an exercise term expiring in ten years. The stock option is subject to the shareholders approval to modify the Company's 1998 Stock Option Plan to
(i) increase the number of shares reserved for issuance and (ii) authorize issuance of stock options having an exercise price less than fair market value of the common stock of the Company on the date of issuance. The employment agreement term is for a two year period which automatically renews for successive one-year periods unless either the Company or the employee provides 90 days' notice of non-renewal.

      During August 2003, the Company entered into an employment agreement with a new officer/employee of the Company. The agreement provides for, among other things: (i) an annual base salary of $300,000, and (ii) an aggregate of 5,500,000 options to purchase the Company's stock at an exercise price of $0.34 per common share that vest 1,000,000 option shares on March 31, 2004 and the balance thereafter at a rate of 500,000 per calendar quarter, beginning June 30, 2004 which an exercise term expiring in ten years. The stock option is subject to the shareholders approval to modify the Company's 1998 Stock Option Plan to
(i) increase the number of shares reserved for issuance and (ii) authorize issuance of stock options having an exercise price less than fair market value of the common stock of the Company on the date of issuance. The employment agreement term is for a two year period which automatically renews for successive one-year periods unless either the Company or the employee provides 90 days' notice of non-renewal. The Company is in the process of finalizing an amendment to the employment agreement, among other things, to adjust the Company's commitment to issue stock options from 5,500,000 shares to 8,750,000 shares and to provide for an exercise price of $0.13 per share. Upon grant, the option will have a ten-year term and will provide for vesting in the amount of 2,750,000 shares on June 30, 2004 and the balance thereafter at a rate of 250,000 shares per calendar month, beginning July 31, 2004.

      During April 2004, the Company committed to issue to current employees stock options that upon grant, will be exercisable for an aggregate of 1,425,000 shares of the Company's common stock at an exercise price of $0.13 per common share and will vest 25% annually over four years and provide for immediate vesting upon change of control. The grant of these stock options is subject to the shareholders approval to modify the Company's 1998 Stock Option Plan to (i) increase the number of shares reserved for issuance and (ii) authorize issuance of stock options having an exercise price less than fair market value of the common stock of the Company on the date of issuance.

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

      On June 13, 2002, the Company was named an additional defendant in an Amended Complaint filed in the matter entitled Vintage Pharmaceuticals, Inc., v. Watson Pharmaceuticals, Inc., and Halsey Drug Company, Inc., pending in the United States District Court for the Northern District of Alabama, Civil Action No. CV 01-B-1847-NE. Vintage seeks unspecified damages from the Company for allegedly interfering with Vintage's contract to produce Monodox(R), the brand name of doxycycline monohydrate, for Watson. During the first quarter 2004, Watson's motion for summary judgment was approved by the Court and the case was dismissed against Watson. In May 2004, the Company filed for and received an order dismissing this case with prejudice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 VS. THREE MONTHS ENDED MARCH 31, 2003

NET PRODUCT REVENUES

      The Company's net product revenues for the three months ended March 31, 2004 of $628,000 represents a decrease of $898,000 (59%) as compared to net revenues for the three months ended March 31, 2003 of $1,526,000. The decrease in net product revenues was primarily a result of the Company's decision in the fourth quarter of 2003 to restructure operations and cease the manufacture of finished dosage products. The net product revenues in the first quarter of 2004 reflect the sale of substantially all remaining inventories of saleable finished dosage products by the Company.

COST OF MANUFACTURING

      For the three months ended March 31, 2004, cost of manufacturing decreased $1,620,000 as compared to the three months ended March 31, 2003. As a percentage of sales, cost of manufacturing was 200% and 188% for March 31, 2004 and 2003, respectively. The percentage increase reflects the remaining fixed costs of manufacturing during the shutdown of operations at the Company's generic finished dosage manufacturing operations in the first quarter of 2004. The shutdown of generic finished dosage manufacturing operations was completed in March, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 2004 and 2003 were 194% and 112%, respectively. Overall these expenses in the first three months of 2004 decreased $490,000 or 29% for the same period in 2003. The decrease is due primarily to a reduction in sales and marketing expenses of $84,000 reduced payroll expenses of $80,000 resulting from the Company's decision in the fourth quarter of 2003 to eliminate the sale of generic finished dosage products and reduce administrative staff, and a $183,000 benefit for settlement of trade payables at a discount.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses were $238,000 and $329,000 for the three months ended March 31, 2004 and 2003, respectively. The Company has restructured its operations and expects to devote substantially all of its resources in 2004 to research and development activities relating to its ADF Technologies and Opioid Synthesis Technologies.

NET INCOME (LOSS)

      For the three months ended March 31, 2004, the Company had net income of $680,000 as compared to a net loss of $10,575,000 for the three months ended March 31, 2003. Included in net income are gains on debt restructuring of $12,401,000 and asset sales of $1,754,000 and other income of $403,000 relating to settlement of a liability at discount. Also included was interest expense of $958,000 and amortization of deferred debt discount and private offering costs of $10,843,000 as compared to interest expense of $1,433,000 and amortization of deferred debt discount and private offering costs of $5,767,000 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2004 the Company had cash and cash equivalents of $7,282,000 as compared to $942,000 at December 31, 2003. The Company had working capital deficit of $2,013,000 at March 31, 2004 and a working capital deficit of $3,770,000 at December 31, 2003. The Company had an accumulated deficit of $208,865,000 and

$209,545,000 as March 31, 2004 and December 31, 2003, respectively. The Company had an operating loss of $2,084,000 during the three months ended March 31, 2004.

      On February 6, 2004, the Company consummated a private offering of securities for an aggregate purchase price of approximately $12.3 million (the "2004 Debenture Offering"). The securities issued in the 2004 Debenture Offering consisted of convertible senior secured debentures (the "2004 Debentures"). The 2004 Debentures were issued by the Company pursuant to a certain Debenture and Share Purchase Agreement dated as of February 6, 2004 (the "2004 Purchase Agreement") by and among the Company, Care Capital Investments II, LP ("Care Capital"), Essex Woodlands Health Ventures V, L.P. ("Essex"), Galen Partners III, L.P. and each of the Purchasers listed on the signature page thereto (collectively, the "2004 Debenture Investor Group"). As the conversion price of such debentures was less than the fair market value of the Company's common stock on the date of issue, beneficial conversion features were determined to exist. The Company recorded approximately $12.3 million of debt discount limited to the face amount of the new debt, which is being amortized over the life of the debt, which matures July 31, 2004, subject to extension to October 31, 2004. During the three months ended March 31, 2004, the Company recognized approximately $3.8 million of amortization expense from this transaction.

      On April 14, 2004 the Company completed an additional closing under the 2004 Purchase Agreement and issued additional 2004 Debentures in the aggregate principal amount of approximately $579,000, bringing the principal amount of the 2004 Debentures issued by the Company under the 2004 Purchase Agreement to an aggregate amount of approximately $12.879 million. As the conversion price of such debentures was less than the fair market value of the Company's common stock on the date of issue, beneficial conversion features were determined to exist. The Company recorded approximately $.6 million of debt discount limited to the face amount of the new debt, which will be amortized over the life of the debt, which matures July 31, 2004, subject to extension to October 31, 2004.

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

      Based on the $0.6425 Series A Conversion Price of the Series A Shares and estimating the interest accrual under the 2004 Debentures prior to the Charter Amendment Filing Date, the 2004 Debentures with an aggregate principal amount of $14.0 million would be convertible into an aggregate of approximately 21.8 million Series A Preferred shares.

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

      The Company was a party to a certain loan agreement with Watson Pharmaceuticals ("Watson") pursuant to which Watson made term loans to the Company (the "Watson Term Loan Agreement") in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes"). It was a condition to the completion of the 2004 Debenture Offering that simultaneous with the closing of the 2004 Purchase Agreement, the Company shall have paid Watson the sum of approximately $4.3 million (which amount was funded from the proceeds of the 2004 Debenture Offering) and conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes. As part of such transaction, the Watson Notes were amended to extend the maturity date of such notes from March 31, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, to reduce the principal amount of the Watson Notes from $21.4 million to $5.0 million, and to provide for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default under the Watson Notes (the Watson Notes as so amended, the "Amended and Restated Watson Note"). Simultaneous with the issuance of the Amended and Restated Watson Note, each of the Lead 2004 Investors and the other investors in the 2004 Debentures as of February 10, 2004 (collectively, the "Watson Note Purchasers") purchased the Amended and Restated Note from Watson in consideration for a payment to Watson of $1.0 million.

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

      In February, 2004, the Company sold certain non-revenue generating ANDAs. In addition, on March 19, 2004, the Company and its wholly-owned subsidiary, Axiom Pharmaceutical Corporation, entered into an Asset Purchase Agreement with IVAX Pharmaceuticals New York LLC ("IVAX"). Pursuant to the Purchase Agreement, the Company and Axiom agreed to sell to IVAX substantially all of the Company's assets used in the operation of the Company's former generic manufacturing and packaging operations located in Congers, New York. Shareholder approval is necessary to complete this transaction and will be sought of the Company's next annual meeting of shareholders. The cash proceeds received from this Purchase Agreement have been recorded as deferred asset proceeds on the Company's balance sheet until shareholder approval is received. After giving effect to the payment of legal and other professional fees relating to these assets divestment transactions, the Company estimates that it will realize aggregate net proceeds from such transactions of approximately $4.3 million. (the "Asset Divestment Proceeds").

      The development, scale- up and commercialization of APIs incorporating the Company's Opioid Synthesis Technologies and ADF Technology are subject to various factors, many of which are outside the Company's control. To date, a portion of such technologies have been tested in laboratory settings, and none have been tested in clinical settings. All such technologies will need to be successfully scaled up to be commercially viable, of which no assurance can be given. The Company is unable to provide any assurances that the patent application associated with the ADF Technology will issue, or if such patent issues that the claims granted will be sufficiently broad to provide economic value. Additionally, the Company must satisfy, and continue to maintain compliance with the DEA's and FDA's requirements for the maintenance of its controlled substances research and manufacturing registrations. The process of seeking a DEA registration to import NRMs and the continuing development of the Company's Opioid Synthesis Technologies and ADF Technology are intended to continue through 2004. The Company is unable to provide any assurance that the ADF Technology or the Opioid Synthesis Technologies will be commercially viable. In addition, no assurance can be given that the Company will succeed in obtaining the DEA registration to import NRMs. The Company is committing substantially all of its resources and available capital to the development of the ADF Technology and the Opioid Synthesis Technologies. The failure of the Company to successfully develop the ADF Technology will have a material adverse effect on the Company's operations and financial condition.

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

      Except for the professional fees related to prosecution of the Import Registration, the 2004 Debenture Offering Proceeds and the Asset Divestment Proceeds will be dedicated to the development of the Company's ADF Technology, the Opioid Synthesis Technologies and for administrative and related operating expenses.

      Subsequent to the completion of the restructuring of its operations, the Company is no longer engaged in the manufacture and sale of finished dosage generic pharmaceutical products. As a result, the Company has no ability presently to generate revenue from generic product sales. Accordingly, the Company must rely on its current cash reserves to fund the development of its ADF Technology, the Opioid Synthesis Technologies and related ongoing operating expenses. The Company's future sources of revenue, if any, will be derived from the sale of API manufactured using its Opioid Synthesis Technologies, contract signing fees, milestone payments and royalties and/or profit sharing payments from licensees for the Company's ADF Technology or Opioid Synthesis Technologies. The Company estimates that its current cash reserves will be sufficient to fund the development of the ADF Technology, the Opioid Synthesis Technologies and related operating expenses through January 2005. To fund operations through December, 2005, the Company estimates that it must raise additional financing, or enter into alliances or collaboration agreements with third parties providing for net proceeds to the Company of at least $5 million. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

      Even assuming the Company is successful in securing additional sources of financing to fund the continued development of the ADF Technology or the Opioid Synthesis Technologies, or otherwise enters into alliances or collaborative agreements relating to such technologies, there can be no assurance that the Company's development efforts will result in commercial scale technologies, or that if such technologies are capable of being scaled up, that they will result in commercially viable products. The Company is also unable to provide any assurance that it will succeed in its application to the DEA for a registration to import NRMs. The Company's failure to successfully develop the ADF Technology in a timely manner will have a material adverse impact on its financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the quarter ended March 31, 2004, the Company issued Convertible Subordinated Debentures in the aggregate principal amount of approximately $12,313,000 (the "Convertible Debentures"). Approximately $2,049,000 of the Convertible Debentures were issued in exchange for principal and accrued interest on the Company's outstanding 5% bridge loans notes issued in November and December, 2003 and in satisfaction of accrued interest on certain of the Company's 5.0% Convertible Subordinated Debentures issued in 1998 and 1999.

      Each of the holders of the Convertible Debentures are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The Convertible Debentures were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The exhibits required to be filed as part of this Report on form 10-Q are listed in the attached Exhibit Index.

      (b)   Reports on Form 8-K.

            The Company filed a Current Report on Form 8-K dated February 10, 2004 relating to the Company's private offering of $12.3 million of Convertible Senior Secured Debentures.

            The Company filed a Current Report on Form 8-K dated March 25, 2004 relating to the sale of the Company's Congers, New York assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004           HALSEY DRUG CO., INC.

                             By: /s/ Andrew D. Reddick
                                 ------------------------------------
                                 Andrew D. Reddick
                                 President & Chief Executive Officer

                             By: /s/ Peter A. Clemens
                                 ------------------------------------
                                 Peter A. Clemens
                                 Senior Vice President & Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                   Document
------                                    --------
31.1        Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2 Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1 Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Periodic Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002