Form 10-Q
period 2004-06-30
HALSEY DRUG CO INC/NEW
filed 2004-08-09
CIK 786947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO_________________

                         COMMISSION FILE NUMBER 1-10113
                           --------------------------

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

                                 Yes [ ] No [X]

      As of August 6, 2004 the registrant had 21,927,943 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                      HALSEY DRUG CO., INC. & SUBSIDIARIES

                                      INDEX


                                                                                                     PAGE
                                                                                                     ----
PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets-
             June 30, 2004 (Unaudited) and December 31, 2003 .....................................     1

             Condensed Consolidated Statements of
             Operations (Unaudited) - Three months and six months ended June 30, 2004
             and June 30, 2003 ...................................................................     3

             Condensed Consolidated Statements of Cash
             Flows (Unaudited) - Six months ended June 30, 2004
             and June 30, 2003 ...................................................................     4

             Consolidated Statement of Stockholders'
             Equity (Deficit) (Unaudited) - Six months ended June 30, 2004 .......................     7

             Notes to Condensed Consolidated Financial Statements ................................     8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations .................................................    27

Item 4.      Controls and Procedures..............................................................    47

PART II. OTHER INFORMATION

Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.....    48
Item 6.      Exhibits and Reports on Form 8-K.....................................................    48

SIGNATURES   .....................................................................................    49

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       UNAUDITED
                                                                        JUNE 30,  DECEMBER 31,
                                                                          2004       2003
                                                                       ---------  -----------
                                                                          (IN THOUSANDS)
ASSETS
CURRENT ASSETS
      Cash ........................................................     $ 6,583     $   942
      Accounts Receivable - net of allowance for
        doubtful accounts of $428 at December 31, 2003 ............           -         467
      Inventories .................................................           -         312
      Prepaid expenses and other current assets ...................         216         401
                                                                        -------     -------

        Total current assets ......................................       6,799       2,122

PROPERTY, PLANT & EQUIPMENT, NET ..................................       3,171       3,394

DEFERRED PRIVATE OFFERING COSTS,
        net of accumulated amortization of $561 and $318
        at June 30, 2004 and December 31, 2003, respectively ......         795         714

OTHER ASSETS AND DEPOSITS .........................................          40         392
                                                                        -------     -------

TOTAL ASSETS ......................................................     $10,805     $ 6,622
                                                                        =======     =======

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               UNAUDITED
                                                               JUNE 30,        DECEMBER 31,
                                                                 2004              2003
                                                               ---------        ---------
                                                         (IN THOUSANDS,EXCEPT PER SHARE DATA)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Convertible subordinated debentures .................       $  14,000        $       -
    Less: debt discount ................................          (2,793)               -
                                                               ---------        ---------
            ............................................          11,207                -
   Current maturities of notes payable and capital lease
     obligations .......................................              27               45
   Accounts payable ....................................               -            1,895
   Accrued interest ....................................           3,478            1,544
   Accrued expenses ....................................           1,065            2,108
   Deferred asset proceeds .............................           2,000                -
   Department of Justice Settlement ....................               -              300
                                                               ---------        ---------

      Total current liabilities ........................          17,777            5,892

SENIOR SECURED TERM NOTE PAYABLE .......................           5,000           21,401

BRIDGE LOANS ...........................................               -            2,000
   Less: debt discount .................................               -             (568)
                                                               ---------        ---------
                                                                       -            1,432

CONVERTIBLE SUBORDINATED DEBENTURES ....................          86,632           86,632
  Less: debt discount ..................................         (44,247)         (56,893)
                                                               ---------        ---------
                                                                  42,385           29,739

CAPITAL LEASE OBLIGATIONS ..............................              79               92

DEPARTMENT OF JUSTICE SETTLEMENT .......................               -              133

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $.01 par value; authorized
      80,000,000 shares; issued and outstanding,
      21,716,025 and 21,601,704 shares at June 30, 2004
      and December 31, 2003, respectively ..............             217              216
   Additional paid-in capital ..........................         171,324          157,262
   Accumulated deficit .................................        (225,977)        (209,545)
                                                               ---------        ---------

 STOCKHOLDERS' DEFICIT .................................         (54,436)         (52,067)
                                                               ---------        ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  10,805        $   6,622
                                                               =========        =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              JUNE 30,
                                                 ------------------------------------------------------------------
                                                     FOR THE SIX MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                                 ------------------------------      ------------------------------
                                                     2004              2003              2004              2003
                                                 ------------      ------------      ------------      ------------
Net product revenues                             $        838      $      2,732      $        210      $      1,206

Cost of manufacturing                                   1,437             5,138               184             2,265
Research and development                                1,242               616             1,004               287

Selling, general and administrative expenses            2,363             3,917             1,142             2,206
                                                 ------------      ------------      ------------      ------------

   Loss from operations                                (4,204)           (6,939)           (2,120)           (3,552)

Other income (expense)

Interest expense                                       (2,152)           (2,904)           (1,194)           (1,471)
Interest income                                            22                21                15                 4
Amortization of deferred debt discount and
   private offering costs                             (24,655)          (11,683)          (13,812)           (5,916)
Gain (loss) on asset disposals                          1,755                --                 1                --
Gain on debt restructure                               12,401                --                --                --
Other                                                     401               (97)               (2)              (92)
                                                 ------------      ------------      ------------      ------------

   NET LOSS                                      $    (16,432)     $    (21,602)     $    (17,112)     $    (11,027)
                                                 ============      ============      ============      ============


Basic and diluted loss per share                 $      (0.76)     $      (1.03)     $      (0.79)     $      (0.52)
                                                 ============      ============      ============      ============

Weighted average number of outstanding             21,612,382        21,065,373        21,623,061        21,095,092
shares                                           ============      ============      ============      ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30
                                                                 ------------------
                                                                 2004          2003
                                                                 ----          ----
                                                                    (IN THOUSANDS)
Cash flows from operating activities
Net loss .................................................     $(16,432)     $(21,602)
                                                               --------      --------
Adjustments to reconcile net loss to net cash
    used in operating activities
   Depreciation and amortization .........................          251           402
   Amortization of deferred debt discount and private
   offering costs ........................................       24,655        11,683
   Amortization of deferred product acquisition costs ....          205            23
   Debentures and stock issued for interest ..............           63         1,459
   Loss on disposal of assets ............................           71             5
   Increase in fair value of warrants ....................            -            92
   Gain on restructure of debt ...........................      (12,401)            -
   Changes in assets and liabilities
      Accounts receivable ................................          315        (1,295)
      Inventories ........................................          312          (252)
      Prepaid expenses and other current assets ..........          182          (292)
      Other assets and deposits ..........................          149            48
      Accounts payable ...................................       (1,895)         (310)
      Accrued expenses ...................................        2,776         1,279
                                                               --------      --------
         Total adjustments ...............................       14,683        12,842
                                                               --------      --------
   Net cash used in operating activities .................       (1,749)       (8,760)
                                                               --------      --------

Cash flows from investing activities
   Capital expenditures ..................................          (99)         (719)
   Proceeds from disposal of assets ......................            2             -
                                                               --------      --------
      Net cash used in investing activities ..............          (97)         (719)
                                                               --------      --------

Cash flows from financing activities
   Payments on notes payable and capital lease obligations       (4,030)          (20)
   Proceeds from issuance of debentures ..................       11,951           500
   Payments to Department of Justice .....................         (434)         (162)
                                                               --------      --------
   Net cash provided by financing activities .............        7,487           318
                                                               --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....        5,641        (9,161)

Cash and cash equivalents at beginning of period .........          942         9,211
                                                               --------      --------

Cash and cash equivalents at end of period ...............     $  6,583      $     50
                                                               ========      ========

Cash paid for interest was $47 during the six months ended June 30, 2004.

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 2004:

      1. The Company's Convertible Subordinated Debentures contained beneficial conversation features, which were valued at $14,000,000.

      2. The Company has repaid $166,000 of indebtedness in the form of product deliveries.

      3. Bridge Loans of $2,000,000 and accrued interest of $49,000 were converted into like amounts of Convertible Subordinated Debentures.

      4. The Company has issued 114,322 shares of common stock as payment of $63,000 of Senior Secured Term Note Payable accrued interest.

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                         SIX MONTHS ENDED JUNE 30, 2004

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                             COMMON STOCK
                                                            $.01 PAR VALUE          ADDITIONAL
                                                        ----------------------       PAID-IN     ACCUMULATED
                                                        SHARES          AMOUNT       CAPITAL       DEFICIT        TOTAL
                                                        ------          ------       -------       -------        -----
Balance at January 1, 2004 ......................      21,601,704    $     216      $ 157,262     $(209,545)     $ (52,067)

Net loss for the six
   months ended June 30, 2004 ...................                                                   (16,432)       (16,432)

Issuance of common shares for payment of interest         114,321            1             62                           63

Beneficial conversion features in connection with
   issuance of debentures .......................                                      14,000                       14,000
                                                       ----------    ---------      ---------     ---------      ---------

Balance at June 30, 2004 ........................      21,716,025    $     217      $ 171,324     $(225,977)     $ (54,436)
                                                       ==========    =========      =========     =========      =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                     HALSEY DRUG CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements of Halsey Drug Co., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 2004, assuming that the Company will continue as a going concern, have been made. The results of operations for the six month' period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      At June 30, 2004 the Company had cash and cash equivalents of $6,583,000 as compared to $942,000 at December 31, 2003. The Company had working capital deficit at June 30, 2004 of $10,978,000 and an accumulated deficit of $225,977,000. The Company had an operating loss of $4,204,000 during the six months ended June 30, 2004.

      In the fourth quarter of 2003 and first quarter of 2004, the Company restructured its operations, as more fully described in Note 2, and ceased the manufacturing, sale and distribution of the Company's generic finished dosage pharmaceutical products by the Company's subsidiary, Axiom Pharmaceutical Corporation ("Axiom"). Axiom's manufacturing operations ceased on January 30, 2004, packaging and labeling operations ceased approximately February 12, 2004 and quality assurance and related support activities ceased on approximately February 27, 2004.

      As restructured, the Company is engaged in the development of proprietary opioid abuse deterrent formulation technology (the "ADF Technology"), the manufacture, packaging and stability testing of clinical trial supplies of finished product candidates utilizing the ADF Technology, the evaluation of such product candidates in appropriate clinical trials, the development and scale up of novel active pharmaceutical ingredient ("API") opioid synthesis technologies (the "Opioid Synthesis Technologies"), and the prosecution of the Company's application to the Drug Enforcement Administration ("DEA") for a registration to import narcotic raw materials ("NRMs"). The Company proposes to enter into license agreements with strategic partners providing that such licensees will further develop abuse deterrent formulation finished dosage product candidates, file for regulatory approval with the U.S. Food and Drug Administration ("FDA") and other regulatory authorities and commercialize such products. The Company intends to manufacture commercial supplies of such products for sale by the Company's licensees.

NOTE 2 - LIQUIDITY MATTERS

General

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2003, the Company had cash and cash equivalents of $942,000, working capital deficit of $3,770,000 and a stockholders' deficit of $52,067,000. The Company incurred a loss from operations of $17,244,000 and a net loss of $48,455,000 during the year ended December 31, 2003. At June 30, 2004, the Company had cash and cash equivalents of $6,583,000, a working capital deficit of $10,978,000 and an accumulated deficit of $225,977,000. The Company incurred operating losses of $4,204,000 during the six months ended June 30, 2004. Historically, the Company has incurred significant losses from operations and until such time as its research and development efforts are commercialized, for which no assurance can be given, the Company will continue to incur operating losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters follow.

Company Restructuring

      On November 6, 2003, the Company publicly announced a restructuring plan to focus its efforts on research and development related to certain proprietary finished dosage products and opioid APIs. In making its determination the Board of Directors considered, among other factors, the Company's ability and time required to generate positive cash flow and income from the operation of the Company's finished dosage manufacturing, packaging, labeling and distribution facilities located in Congers, New York (collectively, the "Congers Facilities") in the manufacture and distribution of finished dosage generic products pursuant to abbreviated new drug applications ("ANDAs").

      The Company incurred losses of $48.5 million in 2003, $59.6 million in 2002 and $12.6 million in 2001. The Board determined that near term sales of the Company's finished dosage generic products would likely result in continued financial losses in view of the highly competitive market environment, low market pricing, declining market size for its existing generic products and the lack of timely new generic product launches. Based on this analysis and other factors, the Board concluded that the Company restructure its operations by closing or divesting the Congers Facilities and reducing certain activities at its Culver, Indiana facility (the "Culver Facility"). The plan targeted a reduction in workforce of approximately 70 employees at the Congers Facilities, 25 employees at the Culver Facility and 5 employees at the Rockford, Illinois office facility (the "Rockford Office").

      In implementing the restructuring plan at the Culver Facility, the reduction in work force involved approximately 25 employees engaged primarily in or supporting the manufacture of doxycycline hyclate and doxycycline monohydrate APIs, which were converted to finished dosage products at the Congers Facilities. With the closure of the Congers Facilities, the doxycycline APIs manufactured at the Culver Facility were not required. The Culver Facility work force reduction was completed by December 31, 2003.

      In implementing the restructuring plan at the Rockford Office, the Company terminated its Rockford office lease agreement and relocated the administrative functions to Palatine, Illinois. This process was completed on February 29, 2004 resulting in a reduction in work force of 5 employees.

      In implementing the restructuring of operations at the Congers Facilities, the reduction in work force involved essentially all of the employees at the site. Finished generic product manufacturing operations ceased on January 30, 2004. Packaging and labeling operations ceased approximately February 12, 2004 and quality assurance and related support activities ceased on February 27, 2004. Such dates also mark the substantial completion of the reduction in work force of approximately 70 employees engaged in these activities at the Congers Facilities. From approximately March 1, 2004 to March 19, 2004 a small logistics, maintenance and warehouse staff prepared the Congers Facilities for sale to IVAX Pharmaceuticals as discussed below under the caption "Sale of Certain Company Assets to IVAX".

      In implementing the restructuring adopted by the Board, the Company has transitioned to a single vertically integrated operations facility located in Culver, Indiana. The Company's strategy and key activities to be conducted at the Culver Facility are as follows:

            - Development of the Company's ADF Technology for use in orally administered opioid finished dosage product candidates.

            - Manufacture and quality assurance release of clinical trial supplies of certain finished dosage form product candidates utilizing the ADF Technology.

            - Evaluation of certain finished dosage product candidates utilizing the ADF Technology in clinical trials.

            - Scale-up and manufacture of commercial quantities of certain product candidates utilizing the ADF Technology for sale by the Company's licensees.

            - Research, development and scale up of the Company's novel Opioid Synthesis Technologies.

            - Prosecution of the Company's application to the DEA to for registration to import NRMs for use in the production of opioid API's utilizing the Company's Opioid Synthesis Technologies.

            - Negotiating and executing license and development agreements with strategic pharmaceutical company partners providing that such licensees will further develop certain finished dosage product candidates utilizing the ADF Technology, file for regulatory approval with the FDA and other regulatory authorities and commercialize such products.

      As of December 31, 2003, the Company has recorded aggregate restructuring expenses of approximately $3,280,000 consisting of an impairment charge of $1,673,000 against property, plant and equipment, an impairment charge of $1,354,000 against inventory (charged against cost of sales), and $253,000 of other costs.At December 31, 2003, $100,000 of other costs were included in accrued expenses. During the six months ended June 30, 2004, $41,000 of such costs were paid and there remains $59,000 accrued at June 30, 2004.

2004 Debenture Offering

      On February 6, 2004, the Company consummated a private offering of convertible senior secured debentures (the "2004 Debentures") in the aggregate principal amount of approximately $12.3 million (the "2004 Debenture Offering"). The 2004 Debentures were issued by the Company pursuant to a certain Debenture and Share Purchase Agreement dated as of February 6, 2004 (the "2004 Purchase Agreement") by and among the Company, Care Capital Investments II, L.P. ("Care Capital"), Essex Woodlands Health Ventures V, L.P. ("Essex"), Galen Partners III, L.P. and certain of its affiliates (collectively, "Galen") and each of the purchasers listed on the signature page thereto (the "2004 Debenture Investor Group"). Of the approximate $12.3 million in debentures issued on February 10, 2004 under the 2004 Debenture Offering, approximately $2.0 million of 2004 Debentures were issued in exchange for the surrender of a like amount of principal plus accrued and unpaid interest under the Company's 2002 Debentures issued to Care Capital, Essex and Galen during November and December, 2003 pursuant to the Letter of Support. As the conversion price of such debentures was less than the fair market value of the Company's common stock on the date of issue, beneficial conversion features were determined to exist. The Company recorded approximately $12.3 million of debt discount limited to the face amount of the new debt, which is being amortized over the life of the debt, which matures July 31, 2004, subject to automatic extension up to October 31, 2004 to allow for the completion of the Company's 2004 Annual Meeting of Shareholders. During the six months ended June 30, 2004, the Company recognized approximately $3.8 million of amortization expense from this transaction.

Additional Funding under 2004 Debenture Offering

      On April 14, 2004, the Company completed an additional closing under the 2004 Purchase Agreement pursuant to which the Company issued additional 2004 Debentures in the aggregate principal amount of approximately $0.6 million, bringing the aggregate principal amount of 2004 Debentures issued by the Company under the 2004 Purchase Agreement to $12.9 million. As the conversion price of such debentures was less than the fair market value of the Company's common stock on the date of issue, beneficial conversion features were determined to exist. The Company recorded approximately $0.6 million of debt discount limited to the face amount of the new debt, which will be amortized over the life of the debt, which matures July 31, 2004, subject to automatic extension up to October 31, 2004 to allow for the completion of the Company's 2004 Annual Meeting of Shareholders.

      On May 26, 2004, the Company completed an additional closing under the 2004 Purchase Agreement pursuant to which the Company issued additional 2004 Debentures in the aggregate principal amount of approximately $1.1 million, bringing the aggregate principal amount of 2004 Debentures issued by the Company under the 2004 Purchase Agreement to $14.0 million. As the conversion of such debentures was less than the fair market value of the Company's common stock on the date of issue, beneficial conversion features were determined to exist. The Company recorded approximately $1.1 million of debt discount limited to the face amount of the new debt, which will be amortized over the life of the debt, which matures July 31, 2004, subject to automatic extension up to October 31, 2004 to allow for the completion of the Company's 2004 Annual Meeting of Shareholders.

Amendment to 2004 Purchase Agreement

      The 2004 Purchase Agreement provided for the issuance by the Company of convertible senior secured debentures in the aggregate principal amount of $14.0 million to be completed no later than June 5, 2004. On June 1, 2004, an Amendment to the 2004 Purchase Agreement was executed providing for (i) an increase the principal amount of debentures issuable by the Company under the 2004 Purchase Agreement from $14.0 million to $17.5 million, and (ii) an extension of the time to complete this additional financing from June 5, 2004 to June 30, 2004 (the "2004 Purchase Agreement Amendment"). No additional 2004 Debentures were issued following the 2004 Purchase Agreement Amendment.

Terms of 2004 Debentures

      The 2004 Debentures, issued at par, bear interest at the rate of 1.62% per annum, the short-term Applicable Federal Rate on February 6, 2004. The 2004 Debentures are secured by a lien on all assets of the Company. In addition, each of Houba, Inc. and Axiom Pharmaceutical Corporation, each a wholly-owned subsidiary of the Company, has executed in favor of the 2004 Debenture holders, an unconditional agreement of guaranty of the Company's obligations under the 2004 Purchase Agreement. Each guaranty is secured by all assets of such subsidiaries. In addition, the Company has pledged the stock of each such subsidiary to the holders of the 2004 Debentures to further secure its obligations under the 2004 Purchase Agreement.

Subordination of Lien of Holders of 2004 Debentures to the Lien Under the Watson Term Loan Agreement

      In accordance with the terms of an Amended and Restated Subordination Agreement dated as of February 6, 2004 between the Company, the holders of the 2004 Debentures and the holders of the Company's other outstanding debentures, the liens on the Company's and its subsidiary's assets as well as the payment priority of the 2004 Debentures are (i) subordinate to the Company's lien and payment obligations in favor of Watson Pharmaceuticals under the Watson Term Loan Agreement, and (ii) senior to the Company's lien and payment obligations in favor of the holders of the Company's other outstanding debentures in the aggregate principal amount of approximately $86.6 million.

Conversion of 2004 Debentures into Series A Preferred Stock

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

      Based on the $0.6425 Series A Conversion Price of the Series A Shares and estimating the interest accrual under the 2004 Debentures prior to the Charter Amendment Filing Date, the 2004 Debentures with an aggregate principal amount of $14.0 million will be convertible into an aggregate of approximately 22 million Series A Preferred shares.

Series A Preferred Stock Liquidation Preference, Conversion Right and Participation Right

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

Nomination of Directors to the Company's Board of Directors by the Lead 2004 Investors

      The 2004 Purchase Agreement provides that each of Care Capital, Essex and Galen (collectively, the "Lead 2004 Investors") has the right to designate for nomination one member of the Company's Board of Directors, and that the Lead Investors collectively may designate one additional member of the Board (collectively, the Designees"). The Purchase Agreement further provides that the Designees, if so requested by such Designee in his sole discretion, shall be appointed to any Committee of the Board of Directors. The Designees of Care Capital, Essex and Galen are Messrs. Karabelas, Thangaraj and Wesson, respectively, each of whom are current Board members. Effective as of the closing of the 2004 Purchase Agreement, the Lead 2004 Investors may collectively nominate one additional Designee to the Board. The Company has agreed to nominate and appoint to the Board of Directors, subject to shareholder approval, one designee of each of Care Capital, Essex and Galen, and one collective designee of the Lead 2004 Investors, for so long as each holds a minimum of 50% of the Series A Preferred shares initially issued to such party (or at least 50% of the shares of Common Stock issuable upon conversion of the Series A Preferred shares).

Impact of Conversion of the Company's Outstanding Debentures

      As of February 6, 2004, the date of the initial closing of the 2004 Purchase Agreement, the Company had issued and outstanding and aggregate of approximately $86.6 million in principal amount of 5% convertible senior secured debentures maturing March 31, 2006 issued pursuant to three separate Debenture Purchase Agreements dated March 10, 1998, as amended (the "1998 Debentures"), May 26, 1999, as amended (the "1999 Debentures") and December 20, 2002 (the "2002 Debentures"), respectively. The 1998 Debentures, 1999 Debentures and 2002 Debentures are referred to collectively as the "1998-2002 Debentures". After giving effect to the Company's issuance of additional 5% convertible senior secured debentures in satisfaction of interest payments on the 1998-2002 Debentures, as of February 10, 2004, the 1998-2002 Debentures were convertible into an aggregate of approximately

190.4 million shares of the Company's Common Stock.

Conversion Agreement of Holders of 1998-2002 Debentures

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

Shares of Junior Preferred Stock Resulting from Conversion of 1998-2002
Debentures

      Under the Conversion Agreement, the holders of approximately $6.6 million in principal amount of 2002 Debentures issued during 2003 will convert such 2002 Debentures (plus accrued and unpaid interest) into Series B Preferred Shares. Of the remaining approximate $80.0 million in principal amount of the 1998-2002 Debentures, approximately $31.2 million is comprised of 1998 Debentures, approximately $21.5 million is comprised of 1999 Debentures and approximately $27.3 million is comprised of 2002 Debentures. The 1998 Debentures will be converted into Series C-1 Preferred shares. The 1999 Debentures will be converted into Series C-2 Preferred shares. The remaining balance of the 2002 Debentures shall be converted into Series C-3 Preferred shares.

Shares of Common Stock Resulting from Conversion of Junior Preferred Shares

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

Liquidation Preference of Junior Preferred Shares

         In general, the Junior Preferred Shares have a liquidation preference equal to one (1) time the principal amount plus accrued and unpaid interest of the 1998-2002 Debentures converted into Junior Preferred Shares. The liquidation preference of the Series B Preferred has priority over, and will be satisfied prior to, the liquidation preference of the Series C Preferred. The liquidation preference for each class of the Junior Preferred Shares is equal to the conversion prices of such shares. The Junior Preferred Shares are convertible into the Company's Common Stock, with each Junior Preferred Share convertible into one share of Common Stock. The holders of the Junior Preferred Shares have the right to vote as part of the single class with all holders of the Company's Common Stock and the holders of the Series A Preferred on all matters to be voted on by such stockholders, with each holder of Junior Preferred Shares having such number of votes as shall equal the number of votes he would have had if such holder had converted all Junior Preferred Shares held by such holder into Common Stock immediately prior to the record date relating to such vote.

Amendment to Watson Term Loan Agreement

      The Company was a party to a certain loan agreement with Watson Pharmaceuticals ("Watson") pursuant to which Watson made term loans to the Company (the "Watson Term Loan Agreement") in the aggregate principal amount of approximately $21.4 million as evidenced by two promissory notes (the "Watson Notes"). It was a condition to the completion of the 2004 Debenture Offering that simultaneous with the closing of the 2004 Purchase Agreement, the Company shall have paid Watson the sum of approximately $4.3 million (which amount was funded from the proceeds of the 2004 Debenture Offering) and conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes. As part of such transaction, the Watson Notes were amended to extend the maturity date of such notes from March 31, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, to reduce the principal amount of the Watson Notes from $21.4 million to $5.0 million, and to provide for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default under the Watson Notes (the Watson Notes as so amended, the "New Watson Note"). Simultaneous with the issuance of the New Watson Note, each of the Lead 2004 Investors and the other investors in the 2004 Debentures as of February 10, 2004 (collectively, the "Watson Note Purchasers") purchased the New Watson Note from Watson in consideration for a payment to Watson of $1.0 million.

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

Terms of the New Watson Note

      The New Watson Note in the principal amount of $5.0 million as purchased by the Watson Note Purchasers is secured by a first lien on all of the Company's and its subsidiaries' assets, senior to the lien securing the Outstanding Debentures and all other Company indebtedness, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007.

Net Proceeds from the 2004 Debenture Offering

      After giving effect to the payment to Watson of approximately $4.3 million to restructure the Watson Term Loan and the payment of legal and other professional fees relating to the 2004 Debenture Offering, the Company realized net proceeds from the 2004 Debenture Offering of approximately $7.3 million (the "2004 Debenture Offering Proceeds").

Sale of Certain Company Assets to Mutual

      On February 18, 2004, the Company and Mutual Pharmaceutical Company, Inc. ("Mutual") entered into a certain Asset Purchase Agreement (the "Mutual Asset Purchase Agreement"). Pursuant to the terms of the Mutual Asset Purchase Agreement, the Company sold certain inactive, non-revenue generating ANDAs to Mutual in consideration of $2.0 million. The ANDAs sold to Mutual are set forth below.

  THERAPEUTIC CATEGORY          APPROXIMATE NUMBER OF ANDAS
  --------------------          ---------------------------
       Analgesic                             29
     Anti-Infective                          14
Antihypertensive/Cardiac                     32
     Antihistamine                            6
         Steroid                             12
      Cough & Cold                            7
 Central Nervous System                      42
         Other                               10

      The Company's decision to divest the above generic product ANDAs was based on (i) the Company's revised business strategy which focuses on research and development of novel and proprietary abuse deterrent formulation technology and opioid active pharmaceutical ingredient synthesis technologies, (ii) the Company had ceased operations at its finished dosage generic product manufacturing and packaging facilities and was in the process of negotiating for the sale of such facilities and (iii) these ANDAs were inactive, non revenue producing generic product ANDAs which had never been qualified for manufacturing or commercial distribution in the Company's Congers, NY generic product manufacturing facilities. These ANDAs were therefore not deemed to be operating assets of the Company.

Sale of Certain Company Assets to IVAX

      On March 19, 2004, the Company and its wholly-owned subsidiary, Axiom Pharmaceutical Corporation, entered into an Asset Purchase Agreement with IVAX Pharmaceuticals New York LLC ("IVAX"). Pursuant to the Purchase Agreement, the Company and Axiom agreed to sell to IVAX substantially all of the Company's assets used in the operation of the Company's former generic manufacturing and packaging operations located in Congers, New York in consideration of an immediate payment of $2.0 million and an additional payment $0.5 million upon receipt of shareholder approval of the transaction to be sought at the Company's annual meeting of shareholders to be held on August 12, 2004. Pending Shareholder approval, the Company has recorded the initial payment of $2.0 million as a short term liability.

      After giving effect to the payment of legal and other professional fees relating to the divestment of the ANDAs to Mutual and the proposed divestment of certain assets to IVAX, the Company estimates that it will realize aggregate net proceeds from such transactions of approximately $4.3 million. (the "Asset Divestment Proceeds").

ADF Technology Research and Development

      The Company's primary business focus is the research and development of proprietary abuse deterrent formulation technologies (the "ADF Technology") intended to deter the abuse of opioid containing orally administered prescription products. The ADF technology has been tested in a variety of non-clinical settings and a patent application was filed with the United States Patent and Trademarks Office in the fourth quarter of 2003 (see discussion below under the caption "Patent Applications"). The Company's first product candidate ("ADF Product Candidate #1") resulting from the ADF Technology is a tablet formulation intended for oral administration. ADF Product Candidate #1 is currently undergoing required drug product stability testing prior to regulatory submission. To date the Company can provide no assurances that the stability of ADF Product Candidate #1 will result in a commercially acceptable drug product. In addition, ADF Product Candidate #1 is also currently under evaluation in a clinical study to assess the bio-availability of such product candidate in comparison to a frequently prescribed commercially marketed drug product with the same opioid active ingredient but without abuse deterrent properties. The final results from such clinical study are expected to be available in the second half of 2004. There can be no assurances that ADF Product Candidate #1 will be bio-available or bioequivalent to the extent required to justify continued clinical testing. To receive marketing authorization for commercial distribution in the United States, all drug products formulated with the ADF Technology will require the development, submission and filing of a new drug application ("NDA") and approval of such application by the U.S. Food and Drug Administration (the "FDA"). In the event that ADF Product Candidate #1 is stable and demonstrates acceptable bio-availability, then substantial additional clinical and non-clinical testing will be required prior to the submission of an NDA. There can be no assurances that ADF Product Candidate #1 will lead to an NDA submission or that if an NDA is filed, that the FDA will approve such regulatory application for commercial distribution.

Opioid Synthesis Technology Research and Development

      The Company is also engaged in the research, development and scale-up of a variety of proprietary manufacturing processes for opioid active pharmaceutical ingredients (the "Opioid Synthesis Technologies") as generally described in the table below.

                                                            APPLICABLE DEA
     OPIOID SYNTHESIS          STARTING       ESTIMATED      REGISTRATIONS                STATUS OF PATENT
        TECHNOLOGY             MATERIAL         YIELD          REQUIRED                     APPLICATION
                                Codeine
   Oxycodone HCl               Phosphate       40 - 50%    a) Research             One (1) Notice of Allowance issued
----------------------------------------------------------------------------------------------------------------------
                                                                                   One (1) other Patent Pending before
   Process #1                                              b) Manufacturing                     the PTO
----------------------------------------------------------------------------------------------------------------------
                                Codeine                                             Patent Application filed in the
   Hydrocodone Bitartrate      Phosphate         85%       a) Manufacturing              second quarter of 2004
----------------------------------------------------------------------------------------------------------------------
   Process #1
----------------------------------------------------------------------------------------------------------------------
   Oxycodone HCl                 NRMs          68 - 72%    a) Research           Patent Application filed in July 2004
----------------------------------------------------------------------------------------------------------------------
   Process #2                                              b) Manufacturing
----------------------------------------------------------------------------------------------------------------------
                                                           c) Import
----------------------------------------------------------------------------------------------------------------------
                                                                                    Patent Application filed in the
   Codeine Phosphate             NRMs         90 - 100%    a) Research                   second quarter of 2004
----------------------------------------------------------------------------------------------------------------------
   Process #1                                              b) Manufacturing
----------------------------------------------------------------------------------------------------------------------
                                                           c) Import
----------------------------------------------------------------------------------------------------------------------
                                                                                    Patent Application filed in the
   Codeine Phosphate             NRMs           80-90%     a) Research                   second quarter of 2004
----------------------------------------------------------------------------------------------------------------------
   Process #2                                              b) Manufacturing
----------------------------------------------------------------------------------------------------------------------
                                                           c) Import
----------------------------------------------------------------------------------------------------------------------
                                                                                    Patent Application filed in the
   Codeine Phosphate             NRMs           65-85%     a) Research                   fourth quarter of 2003
----------------------------------------------------------------------------------------------------------------------
   Process #3                                              b) Manufacturing
----------------------------------------------------------------------------------------------------------------------
                                                           c) Import
----------------------------------------------------------------------------------------------------------------------
                                                                                        Patent Application filed
   Hydrocodone Bitartrate    Codeine Base      85 - 95%    a) Research               in the second quarter of 2004
----------------------------------------------------------------------------------------------------------------------
   Process #2                                              b) Manufacturing
----------------------------------------------------------------------------------------------------------------------
                                                                                   Patent Application expected to be
   Morphine Sulfate              NRMs            96%       a) Research            filed by the second quarter of 2005
----------------------------------------------------------------------------------------------------------------------
                                                           b) Manufacturing
----------------------------------------------------------------------------------------------------------------------
                                                           c) Import
----------------------------------------------------------------------------------------------------------------------

Dihydrocodeine                                                                      Patent Application filed in the
Bitartrate                   Codeine Base        >90%      a) Research                   second quarter of 2004
----------------------------------------------------------------------------------------------------------------------
                                                           b) Manufacturing

      The Company believes at this stage of development that, except for oxycodone hydrochloride process #1, the Opioid Synthesis Technologies are efficient and cost-effective methods of manufacturing opioid APIs. The Company believes that the primary advantages of these processes include a substantial reduction in the time and number of processing steps required to produce the desired opioid APIs and reduction of the quantity and/or toxicity of the waste products relating to such production. The Company believes that at the current manufacturing scale Hydrocodone Bitartrate Process #1 meets all USP release testing specifications, provides high yields and high levels of purity compared to competitive manufacturing processes used for this active ingredient. The development and documentation of Hydrocodone Process #1 has been completed and the Company believes such process is ready to be tested at full commercial scale. Until such time, if any, as the Company secures third-party financing dedicated to scale-up expenses (as defined below under the caption "Hydrocodone Bitartrate Option Agreement") the Company will be unable to complete the commercial scale-up of the Hydrocodone Bitartrate Process #1 or the other Opioid Synthesis Technologies in the above table. No assurance can be given that the Company will obtain the third-party financing necessary to scale-up the Opioid Synthesis Technologies or that if such financing is obtained, that any one or more of the Opioid Synthesis Technologies will be capable of commercial scale-up.

Patent Applications

      To date, the Company has filed seven (7) patents applications with the United States Patent and Trademark Office ("PTO") and one (1) foreign application relating to the Opioid Synthesis Technologies including two (2) in June 2003, one (1) in October 2003 and four (4) in May 2004 and one (1) patent application relating to the ADF Technology in the fourth quarter of 2003. The typical review time of a U.S. patent application varies. The initial review generally occurs approximately 12 to 18 months from date of patent filing. At the completion of the initial review, the patent examiner will issue an Office Action letter, which will detail any necessary amendments, supplements or reasons for the rejection. Subsequent processing of the patent application will depend on the number of Office Action letters issued and the speed of review of the Company's responses thereto. If an application is granted, a Notice of Allowance will be issued, requiring a payment of the issue fee within three (3) months from the date of the notice. Upon the payment of the fee, the patent would be issued.

      In March 2004 the Company received a notice of allowance from the PTO relating to one of the patent applications filed in June of 2003. The Company has paid the issue fee and expects a U.S. patent will be granted from that application. No assurance can be given, however, that any other currently pending patent applications or future patent applications relating to the Opioid Synthesis Technologies will be granted. In addition, the Company is currently unable to provide any assurance that the U.S. patent application associated with the ADF Technology will issue, or if such patent issues, that the claims granted will be sufficiently broad to provide economic value.

Import License Registration

      To provide for an economical source of raw materials for the commercial manufacture of opioids utilizing certain of the Opioid Synthesis Technologies, the Company filed with the U.S. Drug Enforcement Agency (the "DEA") an application for registration to import certain narcotic raw materials ("NRMs"). The Company filed its application for registration to import NRMs on January 31, 2001 (the "Import Registration"). Notice of the Company's application was published in the Federal Register on September 6, 2001. Within the 30 day period provided under DEA guidelines, three parties, including two companies that the Company believes are the largest U.S. importers of NRMs requested a hearing to formally object to the Company's request for an Import Registration. Pursuant to established procedures, an evidentiary hearing relating to the Company's Import Registration application was held before a DEA Administrative Law Judge ("ALJ") in August 2003. The ALJ later re-opened the administrative record, at the request of opposing parties, to consider the Company's November and December 2003 announcements concerning the Company restructuring and financing activities. After submission of additional testimony by the Company and certain of the opposing parties, the ALJ closed the evidentiary record effective May 25, 2004. Additionally, as of August 3, 2004, the Company and the opposing parties prepared and submitted briefing documents to the ALJ based on the evidentiary record. With the evidentiary record now closed, the ALJ will make findings of fact, draw legal conclusions and recommend a specific decision on the Company's Import Registration application to the DEA and issue a final order relating to the Company's application. Following the decision of the ALJ, the DEA will judge whether the issuance of an Import Registration is appropriate. Assuming DEA grants the Company's application, of which no assurance can be given, the Company would be permitted to import NRMs upon appropriate notice in the Federal Register. The opposing parties may challenge the DEA decision to grant the Company's application in an appropriate Court of Appeals. In such a case, assuming the Company opposes an appellate challenge, the Company would likely incur additional time delays and legal expenses prior to the issuance of a final decision by the U.S. Court of Appeals. Provided the Company continues to seek the Import Registration, the proceedings will continue through 2004 and beyond.

      No assurance can be given that the Company's Import Registration application will be approved by the DEA or that if granted by DEA, the Import Registration would be upheld following an appellate challenge. Furthermore, the Company's cash flow and limited sources of available financing make it uncertain that the Company will have sufficient capital to continue to fund the development of the Opioid Synthesis Technologies, to obtain required DEA approvals and to fund the capital improvements necessary for the manufacture of APIs and finished dosage products incorporating the Opioid Synthesis Technologies.

Hydrocodone Bitartrate Option Agreement

      The Company estimates that to scale up its Hydrocodone Bitartrate Process #1 Opioid Synthesis Technology to desirable commercial scale at its Culver Facility, additional funding of approximately $7.0 million will be required for facility improvements, the purchase, installation and validation of new API manufacturing equipment, environmental waste management compliance, the preparation of the drug master files for the API to be produced at the facility, and related direct labor expense (collectively, the "API Scale Up Expenses"). The Company is a party to a certain Hydrocodone Option Agreement dated February 6, 2004 with Watson Pharmaceuticals ("Watson") pursuant to which the Company has granted Watson a six (6) month exclusive option (the "Hydrocodone Option") to enter into a supply agreement with the Company for supply of hydrocodone bitartrate API (the "Hydrocodone API"). If such option is exercised by Watson, at Watson's sole discretion, of which there can be no assurance, Watson will fund 50% of the API Scale Up Expenses, up to a maximum of $3.5 million and the Company has agreed to use commercially reasonable efforts to obtain financing dedicated to fund its portion of the API Scale Up Expenses. In the event the Company is unable to secure financing dedicated to fund its portion of the API Scale Up Expenses, the Hydrocodone Option provides that the parties will discuss alternatives relating to the scale up of the its Opioid Synthesis Technology for Hydrocodone API. On August 4, 2004 the Hydrocodone Option Agreement with Watson expired unexercised.

      As described in this Report, no portion of the 2004 Debenture Offering Proceeds or the Asset Divestment Proceeds is budgeted for the API Scale Up Expenses. Until such time, if any, as the Company secures third-party financing dedicated to the API Scale Up Expenses, the Company will be unable to complete the commercial scale up of its Opioid Synthesis Technologies.

Commercial Focus and Funding Requirements

      The Company is committing substantially all of its resources and available capital to the development of the ADF Technology, Opioid Synthesis Technologies and to the prosecution of its Patent applications and the Import Registration. The failure of the Company to successfully develop the ADF Technology or to successfully obtain an issued U.S. patent relating to such technology will have a material adverse effect on the Company's operations and financial condition. The Company's cash flow and limited sources of available financing make it uncertain that the Company will have sufficient capital to continue to fund operations or to otherwise complete the development of the Opioid Synthesis and ADF Technologies, to obtain required DEA and FDA approvals, and to successfully prosecute its patent applications. The Company currently does not have the funds necessary to make the capital improvements required for the commercial scale manufacture of APIs and finished dosage products incorporating such technologies.

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which addresses consolidation by business enterprises of variable interest entities (VIEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The accounting provisions and disclosure requirements of FIN No. 46 are effective immediately for VIEs created or acquired after January 31, 2003, and are effective for the Company's interim period ending March 31, 2004, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN No. 46 ("FIN No. 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN No. 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN No. 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN No. 46R by the end of the first interim or annual reporting period ending after March 14, 2004. During the quarter ended March 31, 2004 the Company adopted the provisions of FIN No. 46R. Adoption of FIN No. 46R did not have a material effect on the Company's financial statements. .

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

      Stock Based Compensation

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

                                                        SIX MONTHS ENDED JUNE 30,
                                                        -------------------------
                                                          2004           2003
                                                          ----           ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  -------------------------------------
Net loss, as reported ............................     $  (16,432)     $  (21,602)
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards ...................................           (111)           (382)
                                                       ----------      ----------

Pro forma net income (loss) ......................     $  (16,543)     $  (21,984)
                                                       ==========      ==========

Basic EPS  -- as reported ........................     $    (0.76)     $    (1.03)
                                                       ----------      ----------
Basic EPS  -- pro forma ..........................     $    (0.77)     $    (1.05)
                                                       ==========      ==========

Diluted EPS -- as reported .......................     $    (0.76)     $    (1.03)
                                                       ----------      ----------
Diluted EPS -- pro forma .........................     $    (0.77)     $    (1.05)
                                                       ==========      ==========

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

NOTE 4 - RECLASSIFICATIONS

      Certain reclassifications have been made to prior years' amounts to conform to current year's presentation.

NOTE 5 - EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share is based on the treasury stock method and is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerator and denominators of basic and diluted earnings per share for the six months ended June 30, 2004 and June 30, 2003 consisted of the following (in thousands except per share amount):

Six Months ended June 30,                                  2004           2003
--------------------------------------------------------------------------------
Numerator:
   Net loss                                              $(16,432)     $(21,602)
                                                         --------      --------

Denominator:
   Basic weighted average shares outstanding               21,612        21,065
            Convertible debentures                              -             -
            Warrants                                            -             -
            Stock options                                       -             -
                                                         --------      --------
   Diluted weighted average shares outstanding .....       21,612        21,065
                                                         --------      --------
Basic loss per share                                     $  (0.76)     $  (1.03)
                                                         --------      --------
Diluted loss per share                                   $  (0.76)     $  (1.03)
                                                         --------      --------

      For the six months ended June 30, 2004 and June 30, 2003, approximately 340,547,000 and 224,500,000, respectively of outstanding warrants, options, and the effect of convertible debentures and convertible bridge loans outstanding, have been excluded from the computation of diluted earnings per share as they would be antidilutive to the reported net loss.

NOTE 6 - INVENTORIES

      Inventories consist of the following:

                                                      JUNE 30, 2004   DECEMBER 31, 2003
                                                      -------------   -----------------
                                                            (IN THOUSANDS)
Finished Goods .............................             $   422           $   357
Work in Process ............................                 188               953
Raw Materials ..............................                 150               356
                                                         -------           -------
                                                             760             1,666
Less impairment reserve ....................                (760)           (1,354)
                                                         -------           -------
                                                         $     -           $   312
                                                         =======           =======

NOTE 7 - ACCRUED EXPENSES

      Accrued expenses are summarized as follows:

                                                                  JUNE 30, 2004              DECEMBER 31, 2003
                                                                  -------------              -----------------
                                                                               (IN THOUSANDS)

 Payroll, Payroll Taxes and Benefits...................          $            345            $            468
 Legal and Audit Fees..................................                       195                         519
 Property and Sales Taxes..............................                       147                         142
 Medicaid Rebates and Other Customer Allowances........                        82                          50
 Benefit Plan Taxes....................................                       200                         200
 Restructure Costs.....................................                        59                         100
 Investment Fees.......................................                         -                         201
 Director Fees.........................................                         -                          45
 Other    .............................................                        37                         383
                                                                 ----------------            ----------------
                                                                 $          1,065            $          2,108
                                                                 ================            ================

NOTE 8 - CONVERTIBLE SUBORDINATED DEBENTURES

      Convertible Subordinated Debentures consist of the following:

                                                                  JUNE 30, 2004            DECEMBER 31, 2003
                                                                  -------------            -----------------
                                                                               (IN THOUSANDS)

 1998 Debentures.......................................          $         31,212          $         31,212
 1999 Debentures.......................................                    21,485                    21,485
 2002 Debentures.......................................                    27,303                    27,303
 2003 Debentures.......................................                     6,632                     6,632
 2004 Debentures.......................................                    14,000                        --
                                                                 ----------------          ----------------
                                                                          100,632                    86,632
Less: Debt discount....................................                   (47,040)                  (56,893)
                                                                 -----------------         -----------------
                                                                           53,592                    29,739
Less: Current maturities, net..........................                   (11,207)                       --
                                                                 -----------------         ----------------
                                                                 $         42,385          $         29,739
                                                                 ================          ================

Related-Party Transactions

      A Company officer and Director of the Company holds certain of the 1998 Debentures and 1999 Debentures. The aggregate principal amount of such debentures was approximately $173,000 at June 30, 2004 and December 31, 2003. Interest expense on these debentures was approximately $4,400 and $9,200 for the six months ended June 30, 2004 and 2003, respectively, of which approximately $8,000 for the six-month period ended June 30, 2003 was paid through the issuance of like debentures. Interest expense on these debentures was approximately $2,200 and $4,600, for the three months ended June 30, 2004 and 2003, respectively, of which approximately $4,000 for the three month period ended June 30, 2003 was paid through the issuance of like debentures.

Indemnifications

      Each of the purchase agreements for the Company's 1998 Debentures, 1999 Debentures, 2002 Debentures,

2003 Debentures and Bridge Loans, and 2004 Debentures contain provisions by which the Company is obligated to indemnify the purchasers of the debentures for any losses, claims, damages, liabilities, obligations, penalties, awards, judgments, expenses or disbursements arising out of or resulting from the breach of any representation, warranty or agreement of the Company related to the purchase of the debentures and bridge loans. These indemnification obligations do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of June 30, 2004, the Company does not believe that any liability has been incurred as a result of these indemnification obligations.

NOTE 9 - TERM NOTE PAYABLE

Terms of Watson Term Loan

      In connection with various transactions between the Company and Watson completed in 2001, Watson advanced $17.5 million to the Company under the terms of a certain loan agreement by and between the Company and Watson ("Watson Term Loan"), dated as of March 29, 2000, as subsequently amended on each of March 31, 2000, December 20, 2002 and February 6, 2004. The Watson Term Loan was evidenced by a note in the principal amount of $17.5 million (the "Original Watson Note"). The Watson Term Loan was secured by a first lien on all of the Company's assets, senior to the lien securing all other Company indebtedness, and carried a floating rate of interest equal to prime plus two percent and had an original maturity date of June 30, 2004.

2002 Amendment to Watson Term Loan and Issuance of the Watson Warrant

      As part of the Company's 2002 Debenture Offering, the Watson Term Loan was amended to (1) extend the maturity date to March 31, 2006, (2) increase the interest rate to prime plus four and one half percent and (3) increase the principal amount to approximately $21.4 million to reflect the inclusion of the Company's payment obligations under the Core Products Supply Agreement between Watson and the Company. As amended, the Watson Term Loan was evidenced by the Original Watson Note and an additional note in the principal amount of approximately $ 3.9 million (collectively, the "Watson Notes"). In consideration of the amendment to the Watson Term Loan, the Company issued to Watson a common stock purchase warrant ("Watson Warrant") exercisable for 10,700,665 shares of the Company's common stock at an exercise price of $0.34 per share. The warrant has a term expiring December 31, 2009. The fair value of the Watson Warrant on the date of grant, as calculated using the Black-Scholes option-pricing model, of $11,985,745 was charged to earnings on the date of grant as a loss on the extinguishment of debt. As of December 31, 2003, Watson had advanced approximately $21.4 million to the Company under the Watson Term Loan and the interest rate was 8.50%.

2004 Amendment to Watson Term Loan

      In satisfaction of a condition to the completion of the 2004 Debenture Offering, simultaneous with the closing of the 2004 Purchase Agreement, the Watson Term Loan was further amended, as a result of which (1) the Company paid Watson the sum of approximately $4.3 million (which amount was funded from the proceeds of the 2004 Debenture Offering), (2) the Company conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes, (3) all then-current supply agreements between the Company and Watson were terminated ,
(4) Watson waived the dilution protections contained in the Watson Warrant, to the extent such dilution protections were triggered by the transactions provided in the 2004 Debenture Offering and (5) the Watson Notes were consolidated into a single note in the principal amount of $5.0 million (the "New Watson Note"), which (i) bears interest at the rate equal to the prime rate plus four and one half percent (4.5%) per annum, (ii) has a maturity date of June 30, 2007 (extended from March 31, 2006), (iii) provides for satisfaction of future quarterly interest payments thereunder in the form of the Company's Common Stock, (iv) provides for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default thereunder and (v) is secured by a first lien on all assets of the Company. Further, the Company's obligations under the New Watson Note are guaranteed by Houba, Inc. and Axiom Pharmaceutical Corporation, each a wholly-owned subsidiary of the Company, which guarantees are secured by all assets of such subsidiary, and, in the case of Houba, Inc., by a mortgage lien on its real property located in Culver, Indiana.

Purchase of the New Watson Note

      Simultaneous with the issuance of the New Watson Note, each of the Lead 2004 Investors and the other investors in the 2004 Debentures at the initial closing of the 2004 Purchase Agreement on February 10, 2004 (collectively, the "Watson Note Purchasers") purchased the New Watson Note from Watson in consideration for a payment to Watson of $1.0 million. The New Watson Note is secured by a first lien on all of the Company's and its subsidiaries' assets, senior to the lien securing the Outstanding Debentures and all other Company indebtedness, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007. The rate of interest at June 30, 2004 was 8.50%. Effective July 1, 2004, the interest rate became 8.75% as a result of the increase in the prime rate of interest.

NOTE 10 - INCOME TAXES

      The Company has not provided for any tax expense during the six months ended June 30, 2004, as a result of utilizing net operating loss carry forwards not previously provided for. Historically, the Company has incurred significant losses from operations and until such time as the research and development efforts are commercialized, for which no assurance can be given, the Company will continue to incur operating losses.

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

      As of February 28, 1998, the Company was in default of the payment terms of the Plea Agreement and had made payments aggregating $350,000. On May 8, 1998, the Company and the DOJ signed the Letter Agreement serving to amend the Plea Agreement relating to the terms of the Company's satisfaction of the fine assessed under the Plea Agreement (the "Letter Agreement"). Specifically, the Letter Agreement provided that the Company will satisfy the remaining $2,150,000 of the fine through the monthly payments of $25,000 commencing June 1, 1998, plus interest on such outstanding balance (at the rate calculated pursuant to 28 U.S.C. Section 1961 (5.319%)). Such payment schedule provides for the full satisfaction of the DOJ fine in July 2005. The Letter Agreement also provides certain restrictions on the payment of salary or compensation to any individual in excess of certain amounts without the written consent of the DOJ. In addition, the Letter Agreement requires the repayment of the outstanding fine to the extent of 25% of the Company's after-tax profit or 25% of the net proceeds received by the Company on any sale of a capital asset for a sum in excess of $10,000, if not invested in another capital asset. At December 31, 2003, the Company was current in its payment obligations, with a remaining obligation of $433,000. In February 2004, the Company fully satisfied its obligation to the DOJ under the Letter Agreement.

Employment Contracts

       During April 2004, the Company entered into an employment agreement with a new officer/employee of the Company. The agreement provides for, among other things: (i) an annual base salary of $260,000, and (ii) an aggregate of 3,000,000 options to purchase the Company's stock at an exercise price of $0.13 per common share that vest 1,000,000 option shares on October 1, 2004 and the balance thereafter at a rate of 333,333 per calendar quarter, beginning January 1, 2005 with an exercise term expiring in ten years. The stock option is subject to the shareholders approval to modify the Company's 1998 Stock Option Plan to (i) increase the number of shares reserved for issuance and
(ii) authorize issuance of stock options having an exercise price less than fair market value of the common stock of the Company on the date of issuance. The employment agreement term is for a two year period, which automatically renews for successive one-year periods unless either the Company or the employee provides 90 days' notice of non-renewal.

      During August 2003, the Company entered into an employment agreement with a new officer/employee of the Company. The agreement provides for, among other things: (i) an annual base salary of $300,000, and (ii) the commitment to issue an aggregate of 5,500,000 options to purchase the Company's stock at an exercise price of $0.34 per common share that vest 1,000,000 option shares on March 31, 2004 and the balance thereafter at a rate of 500,000 per calendar quarter, beginning June 30, 2004 which an exercise term expiring in ten years. The stock option is subject to the shareholders approval to modify the Company's 1998 Stock Option Plan to (i) increase the number of shares reserved for issuance and
(ii) authorize issuance of stock options having an exercise price less than fair market value of the common stock of the Company on the date of issuance. The employment agreement term is for a two year period, which automatically renews for successive one-year periods unless either the Company or the employee provides 90 days' notice of non-renewal. In May 2004, such employment agreement was amended, among other things, to adjust the Company's commitment to issue stock options from 5,500,000 shares to 8,750,000 shares and to provide for an exercise price of $0.13 per share. Upon grant, the option will have a ten-year term and will provide for vesting in the amount of 2,750,000 shares on June 30, 2004 and the balance thereafter at a rate of 250,000 shares per calendar month, beginning July 31, 2004.

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

Stock Option Grants to Board Members

      On June 26, 2004, the Company committed to issue to the members of its board of directors, including the Independent Committee of the Board, stock options that upon grant or complete vesting, will be exercisable for an aggregate of 1,100,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. With the exception of stock options to purchase an aggregate of 200,000 shares of the Company's Common Stock, all options are fully vested at the time of grant. Options to purchase an aggregate of 200,000 shares of the Company's Common Stock will vest 25% quarterly over one year. The grant of all stock options is subject to the shareholders approval to modify the Company's 1998 Stock Option Plan.

Legal Proceedings

      Beginning in 1992, actions were commenced against the Company and numerous other pharmaceutical manufacturers in connection with the alleged exposure to diethylstilbestrol ("DES"). The defense of all of such matters was assumed by the Company's insurance carrier and a substantial number have been settled by the carrier. Currently, several actions remain pending with the Company as a defendant and the insurance carrier is defending each action. Plaintiffs in the pending litigations seek unspecified damages. The Company does not believe any of such actions will have a material impact on the Company's financial condition. The ultimate outcome of these lawsuits cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

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

      On June 13, 2002, the Company was named an additional defendant in an Amended Complaint filed in the matter entitled Vintage Pharmaceuticals, Inc., v. Watson Pharmaceuticals, Inc., and Halsey Drug Company, Inc., pending in the United States District Court for the Northern District of Alabama, Civil Action No. CV 01-B-1847-NE. Vintage seeks unspecified damages from the Company for allegedly interfering with Vintage's contract to produce Monodox(R), the brand name of doxycycline monohydrate, for Watson. During the first quarter of 2004, Watson's motion for summary judgment was approved by the Court and the case was dismissed against Watson. On May 4, 2004, the Court issued an order in favor of the Company dismissing the case with prejudice. On May 14, 2004, Vintage filed for appeal of each of these rulings. The Company does not believe such action will have a material impact on the Company's financial condition. The ultimate outcome of this lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NET PRODUCT REVENUES

      The Company's net product revenues for the six months ended June 30, 2004 and June 30, 2003 were as follows (in thousands):

     6/30/04            6/30/03          6/30/04-6/30/03     6/30/04-6/30/03
   NET PRODUCT        NET PRODUCT          NET PRODUCT         NET PRODUCT
    REVENUES           REVENUES          REVENUE CHANGE      REVENUE CHANGE
                                              ($)                (%)
-----------------------------------------------------------------------------
     $ 838              $ 2,732             ($ 1,894)            (69%)

      The decrease in net product revenues was primarily a result of the Company's decision to restructure operations and cease the manufacture of finished dosage generic pharmaceutical products. The net product revenues in the second quarter of 2004 reflect the sale of all remaining inventories of saleable finished dosage generic pharmaceutical products.

COST OF MANUFACTURING

      The Company's cost of manufacturing for the six months ended June 30, 2004 and June 30, 2003 were as follows (in thousands):

    6/30/04                 6/30/03           6/30/04-6/30/03 COST OF     6/30/04-6/30/03 COST OF
    COST OF                 COST OF                MANUFACTURING               MANUFACTURING
 MANUFACTURING            MANUFACTURING                CHANGE                    CHANGE
                                                        ($)                        (%)
--------------------------------------------------------------------------------------------------
    $ 1,437                 $ 5,138                  ($ 3,701)                     (72%)

      For the six months ending 6/30/04 cost of manufacturing includes fixed costs of the Company's generic finished dosage manufacturing operations in the first quarter of 2004. The generic finished dosage manufacturing operations were discontinued in March, 2004.

RESEARCH AND DEVELOPMENT EXPENSES

      The Company's research and development expenses for the six months ended June 30, 2004 and June 30, 2003 were as follows (in thousands):

  6/30/04                6/30/03                 6/30/04-6/30/03                    6/30/04-6/30/03
R&D EXPENSES           R&D EXPENSES            R&D EXPENSES CHANGE                R&D EXPENSES CHANGE
                                                       ($)                                (%)
--------------------------------------------------------------------------------------------------------------
  $ 1,242                 $ 616                       $ 626                               102%

      The increase in R&D expenses is primarily related to the Company's strategic decision to devote a major portion of its resources in 2004 to research and development activities relating to its ADF Technologies and to a lessor extent to its Opioid Synthesis Technologies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the six months ended June 30, 2004 and 2003 were as follows (in thousands):

    6/30/04                6/30/03                 6/30/04-6/30/03                    6/30/04-6/30/03
S, G&A EXPENSES        S, G&A EXPENSES         S, G&A EXPENSES CHANGE              S, G&A EXPENSES CHANGE
                                                         ($)                                (%)
----------------------------------------------------------------------------------------------------------------
    $ 2,363                $ 3,917                    ($ 1,554)                            (40%)

The decrease is due primarily to a reduction in sales and marketing expenses of $33, reduced general and administrative expenses of $477, and reduced payroll and payroll related expenses of $852 resulting from the Company's decision to discontinue the marketing and sale of generic finished dosage products and reduce administrative staff, as well as a $192 benefit for settlement of trade payables at a discount.

ENVIRONMENTAL COMPLIANCE EXPENSES

      During the six months ended June 30, 2004 and June 30, 2003, the Company incurred the following expenses in connection with environmental compliance (in thousands):

        6/30/04                    6/30/03                 6/30/04-6/30/03                6/30/04-6/30/03
ENVIRONMENTAL COMPLIANCE        ENVIRONMENTAL         ENVIRONMENTAL COMPLIANCE        ENVIRONMENTAL COMPLIANCE
        EXPENSES             COMPLIANCE EXPENSES           EXPENSES CHANGE                EXPENSES CHANGE
                                                                 ($)                            (%)
------------------------------------------------------------------------------------------------------------------
         $ 180                      $ 121                       $ 59                            49%

      The environmental compliance expenses relate primarily to disposal of hazardous and controlled substances waste and related personnel costs for environmental compliance.

INTEREST EXPENSE, NET OF INTEREST INCOME

      The Company's interest expense, net of interest income for the six months ended June 30, 2004 and June 30, 2003 was as follows (in thousands):

         6/30/04                       6/30/03                 6/30/04-6/30/03              6/30/04-6/30/03
INTEREST EXPENSE, NET OF      INTEREST EXPENSE, NET OF     INTEREST EXPENSE, NET OF    INTEREST EXPENSE, NET OF
     INTEREST INCOME               INTEREST INCOME          INTEREST INCOME CHANGE      INTEREST INCOME CHANGE
                                                                     ($)                          (%)
-----------------------------------------------------------------------------------------------------------------
         $ 2,130                       $ 2,883                     ($ 753)                       (26%)

      The change in the interest expense, net of interest income reflects the interest savings from the restructuring of the Company's term note indebtedness to Watson Pharmaceuticals.

AMORTIZATION OF DEFERRED DEBT DISCOUNT AND PRIVATE OFFERING COSTS

      The Company's deferred debt discount and private offering costs for the six months ended June 30, 2004 and June 30, 2003 were as follows (in thousands):

          6/30/04                       6/30/03                 6/30/04-6/30/03              6/30/04-6/30/03
DEFERRED DEBT DISCOUNT AND    DEFERRED DEBT DISCOUNT AND     DEFERRED DEBT DISCOUNT    DEFERRED DEBT DISCOUNT AND
  PRIVATE OFFERING COSTS        PRIVATE OFFERING COSTS        AND PRIVATE OFFERING       PRIVATE OFFERING COSTS
                                                                  COSTS CHANGE                   CHANGE
                                                                      ($)                          (%)
------------------------------------------------------------------------------------------------------------------
  $ 24,655, consisting of       $ 11,683, consisting of             $ 12,972                      111%
    -  $ 234 private              -  $ 306 private
       offering costs                offering costs
    -  $ 24,421 deferred          -  $ 11,377 deferred
       debt discount                 debt discount

      The change in the deferred debt discount and private offering costs of the Company reflects the additional amortization of the debt discount incurred from the Company's 2004 financings.

NET LOSS

      The Company's net loss for the six months ended June 30, 2004 and June 30, 2003 was as follows (in thousands):

  6/30/04                       6/30/03                 6/30/04-6/30/03              6/30/04-6/30/03
 NET LOSS                      NET LOSS                     NET LOSS                    NET LOSS
                                                             CHANGE                       CHANGE
                                                              ($)                          (%)
----------------------------------------------------------------------------------------------------------
($ 16,432)                    ($ 21,602)                   ($ 5,170)                      (24%)

      Included in the net loss for the six months ending 6/30/04 are gains on debt restructuring of $12,401 and asset sales of $1,755 and other income of $401 relating to settlement of a liability at a discount.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NET PRODUCT REVENUES

      The Company's net product revenues for the three months ended June 30, 2004 and June 30, 2003 were as follows (in thousands):

   3 MONTHS ENDED         3 MONTHS ENDED              3 MONTHS ENDED                     3 MONTHS ENDED
      6/30/04                6/30/03                 6/30/04- 6/30/03                   6/30/04-6/30/03
NET PRODUCT REVENUES       NET PRODUCT                 NET PRODUCT                        NET PRODUCT
                             REVENUES                 REVENUE CHANGE                     REVENUE CHANGE
                                                           ($)                                (%)
------------------------------------------------------------------------------------------------------------------
       $ 210                 $ 1,206                     ($ 996)                             (83%)

      The decrease in net product revenues was primarily a result of the Company's decision to restructure operations and cease the manufacture of finished dosage generic pharmaceutical products. The net product revenues in the second quarter of 2004 reflect the sale of all remaining inventories of saleable finished dosage products.

COST OF MANUFACTURING

      The Company's cost of manufacturing for the three months ended June 30, 2004 and June 30, 2003 were as follows (in thousands):

3 MONTHS ENDED 6/30/04    3 MONTHS ENDED 6/30/03           3 MONTHS ENDED                 3 MONTHS ENDED
COST OF MANUFACTURING      COST OF MANUFACTURING      6/30/04-6/30/03 COST OF         6/30/04-6/30/03 COST OF
                                                           MANUFACTURING                   MANUFACTURING
                                                               CHANGE                         CHANGE
                                                                ($)                             (%)
-----------------------------------------------------------------------------------------------------------------
        $ 184                     $ 2,265                    ($ 2,081)                         (92%)

      For the three months ending 6/30/04 cost of manufacturing includes residual fixed costs of associated with the Company's generic finished dosage manufacturing operations in the first quarter of 2004. The generic finished dosage manufacturing operations were discontinued in March, 2004.

RESEARCH AND DEVELOPMENT EXPENSES

      The Company's research and development expenses for the three months ended June 30, 2004 and June 30, 2003 were as follows (in thousands):

3 MONTHS ENDED         3 MONTHS ENDED              3 MONTHS ENDED                     3 MONTHS ENDED
   6/30/04                6/30/03                 6/30/04-6/30/03                    6/30/04-6/30/03
 R&D EXPENSES           R&D EXPENSES            R&D EXPENSES CHANGE                R&D EXPENSES CHANGE
                                                        ($)                                (%)
---------------------------------------------------------------------------------------------------------------
   $ 1,004                 $ 287                       $ 717                               250%

      The increase in R&D expenses is primarily related to the Company' strategic decision to devote a large portion of its resources in 2004 to research and development activities relating to its ADF Technologies and to a lessor extent to its Opioid Synthesis Technologies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the three months ended June 30, 2004 and 2003 were as follows (in thousands):

3 MONTHS ENDED 6/30/04    3 MONTHS ENDED 6/30/03          3 MONTHS ENDED                  3 MONTHS ENDED
   S, G&A EXPENSES            S, G&A EXPENSES             6/30/04-6/30/03                 6/30/04-6/30/03
                                                      S, G&A EXPENSES CHANGE          S, G&A EXPENSES CHANGE
                                                                ($)                             (%)
------------------------------------------------------------------------------------------------------------------
       $ 1,142                    $ 2,206                    ($ 1,064)                         (48%)

      The decrease is due primarily to a reduction in sales and marketing expenses of $42, reduced general and administrative expenses of $239, and reduced payroll and payroll related expenses of $783 resulting from the Company's decision in the fourth quarter of 2003 to eliminate the sale of generic finished dosage products and reduce administrative staff.

ENVIRONMENTAL COMPLIANCE EXPENSES

      During the three months ended June 30, 2004 and June 30, 2003, the Company incurred the following expenses in connection with environmental compliance (in thousands):

 3 MONTHS ENDED 6/30/04    3 MONTHS ENDED 6/30/03          3 MONTHS ENDED                  3 MONTHS ENDED
ENVIRONMENTAL COMPLIANCE        ENVIRONMENTAL              6/30/04-6/30/03                6/30/04-6/30/03
        EXPENSES             COMPLIANCE EXPENSES      ENVIRONMENTAL COMPLIANCE        ENVIRONMENTAL COMPLIANCE
                                                           EXPENSES CHANGE                EXPENSES CHANGE
                                                                 ($)                            (%)
------------------------------------------------------------------------------------------------------------------
          $ 83                      $ 36                        $ 47                            131%

      The environmental compliance expenses relate to disposal of hazardous and controlled substances waste and related personnel costs for environmental compliance...

INTEREST EXPENSE, NET OF INTEREST INCOME

      The Company's interest expense, net of interest income for the three months ended June 30, 2004 and June 30, 2003 was as follows (in thousands):

 3 MONTHS ENDED 6/30/04      3 MONTHS ENDED 6/30/03           3 MONTHS ENDED                 3 MONTHS ENDED
INTEREST EXPENSE, NET OF    INTEREST EXPENSE, NET OF          6/30/04-6/30/03               6/30/04-6/30/03
     INTEREST INCOME             INTEREST INCOME         INTEREST EXPENSE, NET OF       INTEREST EXPENSE, NET OF
                                                          INTEREST INCOME CHANGE         INTEREST INCOME CHANGE
                                                                    ($)                           (%)
------------------------------------------------------------------------------------------------------------------
         $ 1,179                     $ 1,467                      ($ 288)                        (20%)

      The change in the interest expense, net of interest income reflects the interest savings from the restructuring of the Company's term note indebtedness to Watson Pharmaceuticals.

AMORTIZATION OF DEFERRED DEBT DISCOUNT AND PRIVATE OFFERING COSTS

      The Company's deferred debt discount and private offering costs or the three months ended June 30, 2004 and June 30, 2003 were as follows (in thousands):

  3 MONTHS ENDED 6/30/04        3 MONTHS ENDED 6/30/03           3 MONTHS ENDED              3 MONTHS ENDED
DEFERRED DEBT DISCOUNT AND    DEFERRED DEBT DISCOUNT AND        6/30/04-6/30/03              6/30/04-6/30/03
  PRIVATE OFFERING COSTS        PRIVATE OFFERING COSTS       DEFERRED DEBT DISCOUNT    DEFERRED DEBT DISCOUNT AND
                                                              AND PRIVATE OFFERING       PRIVATE OFFERING COSTS
                                                                  COSTS CHANGE                   CHANGE
                                                                      ($)                          (%)
-------------------------------------------------------------------------------------------------------------------
  $ 13,812, consisting of       $ 5,916, consisting of              $ 7,896                       134%
     -  $ 136 private            -  $ 228 private
        offering costs              offering costs
     -  $ 13,676 deferred        -  $ 5,688 deferred
        debt discount               debt discount

      The change in the deferred debt discount and private offering costs of the Company reflects the amortization of the debt discount incurred from the Company's 2004 financings.

NET LOSS

      The Company's net loss for the three months ended June 30, 2004 and June 30, 2003 was as follows (in thousands):

3 MONTHS ENDED 6/30/04      3 MONTHS ENDED 6/30/03          3 MONTHS ENDED                 3 MONTHS ENDED
       NET LOSS                    NET LOSS                 6/30/04-6/30/03                6/30/04-6/30/03
                                                            NET LOSS CHANGE               NET ILOSS CHANGE
                                                                  ($)                            (%)
------------------------------------------------------------------------------------------------------------------
      ($ 17,112)                  ($ 11,027)                    $ 6,085                          55%

Included in the net loss for the 3 months ending 6/30/04 is a gain on asset sales of $1 and other expenses of $2.

LIQUIDITY AND CAPITAL RESOURCES

Overview

      In November 2003, the Company commenced the restructuring of its operations to focus its efforts on research and development relating to certain proprietary technologies and to provide for the cessation of operations, and the sale of assets, relating to the manufacture and distribution of finished dosage generic products conducted at the Company's Congers, New York facilities (the "Congers Facilities").

      In order to fund continuing operations and the research and development of the Company's proprietary technologies, on February 6, 2004, the Company completed a private offering of debentures in the aggregate principal amount of approximately $12.3 million (the "2004 Debenture Offering"). As part of the completion of the 2004 Debenture Offering, the Company retired approximately $16.4 million in indebtedness under the Company's $21.4 million term loan with Watson Pharmaceuticals.

      On April 14, 2004 and May 26, 2004 the Company completed additional funding under the 2004 Debenture Offering in the principal amount of approximately $1.7 million resulting in the aggregate principal amount of convertible secured debentures issued as part of the 2004 Debenture Offering of $14.0 million.

      Additionally, on February 18, 2004 and March 19, 2004, the Company contracted for the sale of certain of its assets. Specifically, on February 18, 2004, the Company sold certain of its inactive, non-revenue generating ANDAs to Mutual Pharmaceutical Company, Inc. in consideration of $2.0 million. On March 19, 2004, the Company and its wholly-owned subsidiary, Axiom Pharmaceutical Corporation, entered into an Asset Purchase Agreement with IVAX Pharmaceuticals New York LLC ("IVAX") pursuant to which the Company and Axiom agreed to sell to IVAX substantially all of the Company's assets used in the operation of the Congers Facilities in consideration of $2.5 million.

Company's Present Financial Condition and Commercial Focus

      At June 30, 2004 the Company had cash and cash equivalents of $6,583,000 as compared to $942,000 at December 31, 2003. The Company had a working capital deficit of $10,978,000 at June 30, 2004 and a working capital deficit of $3,770,000 at December 31, 2003. The Company had an accumulated deficit of $225,977,000 and $209,545,000 as June 30, 2004 and December 31, 2003,
respectively. The Company had an operating loss of $4,204,000 for the six months ended June 30, 2004.

      In implementing the restructuring adopted by the Board, the Company has transitioned to a single vertically integrated operations facility located in Culver, Indiana. The Company's strategy and key activities to be conducted at the Culver Facility are as follows:

            - Development of the Company's ADF Technology for use in orally administered opioid finished dosage product candidates.

            - Manufacture and quality assurance release of clinical trial supplies of certain finished dosage form product candidates utilizing the ADF Technology.

            - Evaluation of certain finished dosage product candidates utilizing the ADF Technology in clinical trials.

            - Scale-up and manufacture of commercial quantities of certain product candidates utilizing the ADF Technology for sale by the Company's licensees.

            - Research, development and scale up of the Company's Opioid Synthesis Technologies.

            - Prosecution of the Company's application to the DEA to for registration to import NRMs for use in the production of opioid API's utilizing the Company's Opioid Synthesis Technologies.

            - Negotiating and executing license and development agreements with strategic pharmaceutical company partners providing that such licensees will further develop certain finished dosage product candidates utilizing the ADF Technology, file for regulatory approval with the FDA and other regulatory authorities and commercialize such products.

2004 Debenture Offering

      On February 10, 2004, the Company consummated a private offering of convertible senior secured debentures (the "2004 Debentures") in the aggregate principal amount of approximately $12.3 million (the "2004 Debenture Offering"). The 2004 Debentures were issued by the Company pursuant to a certain Debenture and Share Purchase Agreement dated as of February 6, 2004 (the "2004 Purchase Agreement") by and among the Company, Care Capital, Essex, Galen and each of the purchasers listed on the signature page thereto. As the conversion price of such debentures was less than the fair market value of the Company's common stock on the date of issue, beneficial conversion features were determined to exist. The Company recorded approximately $12.3 million of debt discount limited to the face amount of the new debt, which is being amortized over the life of the debt, which matures July 31, 2004, subject to automatic extension up to October 31, 2004 to allow for the completion of the Company's 2004 Annual Meeting of Shareholders. During the six months ended June 30, 2004, the Company recognized approximately $3.8 million of amortization expense from this transaction.

Additional Funding under 2004 Debenture Offering

      On April 14, 2004, the Company completed an additional closing under the 2004 Purchase Agreement pursuant to which the Company issued additional 2004 Debentures in the aggregate principal amount of approximately $0.6 million, bringing the aggregate principal amount of 2004 Debentures issued by the Company under the 2004 Purchase Agreement to $12.9 million. As the conversion price of such debentures was less than the fair market value of the Company's common stock on the date of issue, beneficial conversion features were determined to exist. The Company recorded approximately $0.6 million of debt discount limited to the face amount of the new debt, which will be amortized over the life of the debt, which matures July 31, 2004, subject to automatic extension up to October 31, 2004 to allow for the completion of the Company's 2004 Annual Meeting of Shareholders.

      On May 26, 2004, the Company completed an additional closing under the 2004 Purchase Agreement pursuant to which the Company issued additional 2004 Debentures in the aggregate principal amount of approximately $1.1 million, bringing the aggregate principal amount of 2004 Debentures issued by the Company under the 2004 Purchase Agreement to $14.0 million. As the conversion of such debentures was less than the fair market value of the Company's common stock on the date of issue, beneficial conversion features were determined to exist. The Company recorded approximately $1.1 million of debt discount limited to the face amount of the new debt, which will be amortized over the life of the debt, which matures July 31, 2004, subject to automatic extension up to October 31, 2004 to allow for the completion of the Company's 2004 Annual Meeting of Shareholders.

Source and Amount of Funding under 2004 Purchase Agreement

      Of the $14.0 million in 2004 Debentures issued in the 2004 Debenture Offering, approximately $2.0 million of 2004 Debentures were issued in exchange for the surrender of like amount of principal plus accrued interest outstanding under Company's 5% convertible senior secured debentures issued pursuant to working capital bridge loan transactions with Care Capital, Essex and Galen during November and December, 2003.

Amendment to 2004 Purchase Agreement

      The 2004 Purchase Agreement provided for the issuance by the Company of convertible senior secured debentures in the aggregate principal amount of $14.0 million to be completed no later than June 5, 2004. On June 1, 2004, an Amendment to the 2004 Purchase Agreement was executed providing for (i) an increase the principal amount of debentures issuable by the Company under the 2004 Purchase Agreement from $14.0 million to $17.5 million, and (ii) an extension of the time to complete this additional financing from June 5, 2004 to June 30, 2004 (the "2004 Purchase Agreement Amendment"). No additional 2004 Debentures were issued following the 2004 Purchase Agreement Amendment.

Terms of 2004 Debentures

      The 2004 Debentures, issued at par, bear interest at the rate of 1.62% per annum, the short-term Applicable Federal Rate on February 6, 2004. The 2004 Debentures are secured by a lien on all assets of the Company. In addition, each of Houba, Inc. and Axiom Pharmaceutical Corporation, each a wholly-owned subsidiary of the Company, has executed in favor of the 2004 Debenture holders, an unconditional agreement of guaranty of the Company's obligations under the 2004 Purchase Agreement. Each guaranty is secured by all assets of such subsidiaries. In addition, the Company has pledged the stock of each such subsidiary to the holders of the 2004 Debentures to further secure its obligations under the 2004 Purchase Agreement.

Subordination of Lien of Holders of 2004 Debentures to the Lien Under the Watson Term Loan Agreement

      In accordance with the terms of an Amended and Restated Subordination Agreement dated as of February 6, 2004 between the Company, the holders of the 2004 Debentures and the holders of the Company's other outstanding debentures, the liens on the Company's and its subsidiary's assets as well as the payment priority of the 2004 Debentures are (i) subordinate to the Company's lien and payment obligations in favor of Watson Pharmaceuticals under the Watson Term Loan Agreement, and (ii) senior to the Company's lien and payment obligations in favor of the holders of the Company's other outstanding debentures in the aggregate principal amount of approximately $86.6 million.

Conversion of 2004 Debentures into Series A Preferred Stock

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

Series A Preferred Stock Liquidation Preference, Conversion Right and Participation Right

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

Nomination of Directors to the Company's Board of Directors by the Lead 2004 Investors

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

Impact of Conversion of the Company's Outstanding Debentures

      As of February 6, 2004, the date of the initial closing of the 2004 Purchase Agreement, the Company had issued and outstanding and aggregate of approximately $86.6 million in principal amount of 5% convertible senior secured debentures maturing March 31, 2006 issued pursuant to three separate Debenture Purchase Agreements dated March 10, 1998, as amended (the "1998 Debentures"), May 26, 1999, as amended (the "1999 Debentures") and December 20, 2002 (the "2002 Debentures"), respectively. The 1998 Debentures, 1999 Debentures and 2002 Debentures are referred to collectively as the "1998-2002 Debentures". After giving effect to the Company's issuance of additional 5% convertible senior secured debentures in satisfaction of interest payments on the 1998-2002 Debentures, as of February 10, 2004, the 1998-2002 Debentures were convertible into an aggregate of approximately 190.4 million shares of the Company's Common Stock.

Conversion Agreement of Holders of 1998-2002 Debentures

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

Shares of Junior Preferred Stock Resulting from Conversion of 1998-2002
Debentures

      Under the Conversion Agreement, the holders of approximately $6.6 million in principal amount of 2002 Debentures issued during 2003 will convert such 2002 Debentures (plus accrued and unpaid interest) into Series B Preferred Shares. Of the remaining approximate $80 million in principal amount of the 1998-2002 Debentures, approximately $31.2 million is comprised of 1998 Debentures, approximately $21.5 million is comprised of 1999 Debentures and approximately $27.3 million is comprised of 2002 Debentures. The 1998 Debentures will be converted into Series C-1 Preferred shares. The 1999 Debentures will be converted into Series C-2 Preferred shares. The remaining balance of the 2002 Debentures shall be converted into Series C-3 Preferred shares.

Shares of Common Stock Resulting from Conversion of Junior Preferred Shares

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

Liquidation Preference of Junior Preferred Shares

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

Amendment to Watson Term Loan Agreement

      The Company was a party to a certain loan agreement with Watson Pharmaceuticals ("Watson") pursuant to which Watson made term loans to the Company (the "Watson Term Loan Agreement") in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes"). It was a condition to the completion of the 2004 Debenture Offering that simultaneous with the closing of the 2004 Purchase Agreement, the Company shall have paid Watson the sum of approximately $4.3 million (which amount was funded from the proceeds of the 2004 Debenture Offering) and conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes. A part of such transaction, the Watson Notes were amended to extend the maturity date of such notes from March 31, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, to reduce the principal amount of the Watson Notes from $21.4 million to $5.0 million, and to provide for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default under the Watson Notes (the Watson Notes as so amended, the "New Watson Note"). Simultaneous with the issuance of the New Watson Note, each of the Lead 2004 Investors and the other investors in the 2004 Debentures as of February 10, 2004 (collectively, the "Watson Note Purchasers") purchased the New Watson Note from Watson in consideration for a payment to Watson of $1.0 million.

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

Terms of the New Watson Note

      The New Watson Note in the principal amount of $5.0 million as purchased by the Watson Note Purchasers is secured by a first lien on all of the Company's and its subsidiaries' assets, senior to the lien securing the Outstanding Debentures and all other Company indebtedness, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007.

Net Proceeds from the 2004 Debenture Offering

      After giving effect to the payment to Watson of approximately $4.3 million to restructure the Watson Term Loan and the payment of legal and other professional fees relating to the 2004 Debenture Offering, the Company realized net proceeds from the 2004 Debenture Offering of approximately $7.3 million (the "2004 Debenture Offering Proceeds").

Sale of Certain Company Assets to Mutual

      On February 18, 2004, the Company and Mutual Pharmaceutical Company, Inc. ("Mutual") entered into a certain Asset Purchase Agreement (the "Mutual Asset Purchase Agreement"). Pursuant to the terms of the Mutual Asset Purchase Agreement, the Company sold certain inactive, non-revenue generating ANDAs to Mutual in consideration of $2.0 million. The ANDAs sold to Mutual are set forth below.

  THERAPEUTIC CATEGORY             APPROXIMATE NUMBER OF ANDAS
------------------------------------------------------------------
       Analgesic                               29
------------------------------------------------------------------
     Anti-Infective                            14
------------------------------------------------------------------
Antihypertensive/Cardiac                       32
------------------------------------------------------------------
     Antihistamine                              6
------------------------------------------------------------------
       Steroid                                 12
------------------------------------------------------------------
     Cough & Cold                               7
------------------------------------------------------------------
 Central Nervous System                        42
------------------------------------------------------------------
        Other                                  10
------------------------------------------------------------------

      The Company's decision to divest the above generic product ANDAs was based on (i) the Company's revised business strategy which focuses on research and development of novel and proprietary abuse deterrent formulation technology and opioid active pharmaceutical ingredient synthesis technologies, (ii) the Company had ceased operations at its finished dosage generic product manufacturing and packaging facilities and was in the process of negotiating for the sale of such facilities and (iii) these ANDAs were inactive, non revenue producing generic product ANDAs which had never been qualified for manufacturing or commercial distribution in the Company's Congers, NY generic product manufacturing facilities. These ANDAs were therefore not deemed to be operating assets of the Company.

Sale of Certain Company Assets to IVAX

      On March 19, 2004, the Company and its wholly-owned subsidiary, Axiom Pharmaceutical Corporation, entered into an Asset Purchase Agreement with IVAX Pharmaceuticals New York LLC ("IVAX"). Pursuant to the Purchase Agreement, the Company and Axiom agreed to sell to IVAX substantially all of the Company's assets used in the operation of the Company's former generic manufacturing and packaging operations located in Congers, New York in consideration of an immediate payment of $2.0 million and an additional payment $0.5 million upon receipt of shareholder approval of the transaction to be sought at the Company's annual meeting of shareholders to be held on August 12, 2004. Pending Shareholder approval, the Company has recorded the initial payment of $2.0 million as a short term liability.

      After giving effect to the payment of legal and other professional fees relating to the divestment of the ANDAs to Mutual and the proposed divestment of certain assets to IVAX, the Company estimates that it will realize aggregate net proceeds from such transactions of approximately $4.3 million. (the "Asset Divestment Proceeds")

 ADF Technology Research and Development

      The Company's primary business focus is the research and development of proprietary abuse deterrent formulation technologies (the "ADF Technology") intended to deter the abuse of opioid containing orally administered prescription products. The ADF technology has been tested in a variety of non-clinical settings and a patent application was filed with the United States Patent and Trademarks Office in the fourth quarter of 2003 (see discussion below under the caption "Patent Applications"). The Company's first product candidate ("ADF Product Candidate #1") resulting from the ADF Technology is a tablet formulation intended for oral administration. ADF Product Candidate #1 is currently undergoing required drug stability testing prior to regulatory submission. To date the Company can provide no assurances that the stability of ADF Product Candidate #1 will result in a commercially acceptable drug product. In addition, ADF Product Candidate #1 is also currently under evaluation in a clinical study to assess the bio-availability of such product candidate in comparison to a frequently prescribed commercially marketed drug product with the same opioid active ingredient but without abuse deterrent properties. The final results from such clinical study are expected to be available in the second half of 2004. There can be no assurances that ADF Product Candidate #1 will be bio-available or bioequivalent to the extent required to justify continued clinical testing. To receive marketing authorization for commercial distribution in the United States, all drug products formulated with the ADF Technology will require the development, submission and filing of a new drug application ("NDA") and approval of such application by the U.S. Food and Drug Administration (the "FDA"). In the event that ADF Product Candidate #1 is stable and demonstrates acceptable bio-availability, then substantial additional clinical and non-clinical testing will be required prior to the submission of an NDA. There can be no assurances that ADF Product Candidate #1 will lead to an NDA submission or that if an NDA is filed, that the FDA will approve such regulatory application for commercial distribution.

Opioid Synthesis Technology Research and Development

      The Company is also engaged in the research, development and scale-up of a variety of proprietary manufacturing processes for opioid active pharmaceutical ingredients (the "Opioid Synthesis Technologies") as generally described in the table below.

                                                      APPLICABLE DEA
OPIOID SYNTHESIS          STARTING        ESTIMATED    REGISTRATIONS                  STATUS OF PATENT
  TECHNOLOGY              MATERIAL          YIELD        REQUIRED                       APPLICATION
-----------------       ------------    ----------   -----------------    -------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                          Codeine
Oxycodone HCl            Phosphate        40 - 50%   a) Research          One (1) Notice of Allowance issued
---------------------------------------------------------------------------------------------------------------------
Process #1                                           b) Manufacturing     One (1) other Patent Pending before the PTO
---------------------------------------------------------------------------------------------------------------------
Hydrocodone               Codeine                                         Patent Application filed in the second
Bitartrate               Phosphate             85%   a) Manufacturing                 quarter of 2004
---------------------------------------------------------------------------------------------------------------------
Process #1
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Oxycodone HCl               NRMs          68 - 72%   a) Research          Patent Application filed in July 2004
---------------------------------------------------------------------------------------------------------------------
Process #2                                           b) Manufacturing
---------------------------------------------------------------------------------------------------------------------
                                                     c) Import
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                          Patent Application filed in the second
Codeine Phosphate           NRMs         90 - 100%   a) Research                      quarter of 2004
---------------------------------------------------------------------------------------------------------------------
Process #1                                           b) Manufacturing
---------------------------------------------------------------------------------------------------------------------
                                                     c) Import
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                          Patent Application filed in the second
Codeine Phosphate           NRMs            80-90%   a) Research                      quarter of 2004
---------------------------------------------------------------------------------------------------------------------
Process #2                                           b) Manufacturing
---------------------------------------------------------------------------------------------------------------------
                                                     c) Import
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                          Patent Application filed in the fourth
Codeine Phosphate           NRMs            65-85%   a) Research                      quarter of 2003
---------------------------------------------------------------------------------------------------------------------
Process #3                                           b) Manufacturing
---------------------------------------------------------------------------------------------------------------------
                                                     c) Import
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                                  Patent Application filed
Hydrocodone Bitartrate  Codeine Base      85 - 95%   a) Research               in the second quarter of 2004
---------------------------------------------------------------------------------------------------------------------
Process #2                                           b) Manufacturing
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                               Patent Application expected to be
 Morphine Sulfate           NRMs               96%   a) Research             filed by the second quarter of 2005
---------------------------------------------------------------------------------------------------------------------
                                                     b) Manufacturing
---------------------------------------------------------------------------------------------------------------------
                                                     c) Import
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Dihydrocodeine                                                            Patent Application filed in the second
Bitartrate              Codeine Base          >90%   a) Research                      quarter of 2004
---------------------------------------------------------------------------------------------------------------------
                                                     b) Manufacturing
---------------------------------------------------------------------------------------------------------------------

      The Company believes at this stage of development that, except for oxycodone hydrochloride process #1, the Opioid Synthesis Technologies are efficient and cost-effective methods of manufacturing opioid APIs. The Company believes that the primary advantages of these processes include a substantial reduction in the time and number of processing steps required to produce the desired opioid APIs and reduction of the quantity and/or toxicity of the waste products relating to such production. The Company believes that at the current manufacturing scale Hydrocodone Bitartrate Process #1 meets all USP release testing specifications, provides high yields and high levels of purity compared to competitive manufacturing processes used for this active ingredient. The development and documentation of Hydrocodone Process #1 has been completed and the Company believes such process is ready to be tested at full commercial scale. Until such time, if any, as the Company secures third-party financing dedicated to scale up expenses (as defined below under the caption "Hydrocodone Bitartrate Option Agreement") the Company will be unable to complete the commercial scale up of the Hydrocodone Bitartrate Process #1 or the other Opioid Synthesis Technologies in the above table. No assurance can be given that the Company will obtain the third-party financing necessary to scale-up the Opioid Synthesis Technologies or that if such financing is obtained, that any one or more of the Opioid Synthesis Technologies will be capable of commercial scale up.

Patent Applications

      To date, the Company has filed seven (7) patents applications with the United States Patent and Trademark Office ("PTO") and one (1) foreign application relating to the Opioid Synthesis Technologies including two (2) in June 2003, one (1) in October 2003 and four (4) in May 2004 and one (1) patent application relating to the ADF Technology in the fourth quarter of 2003. The typical review time of a U.S. patent application varies. The initial review generally occurs approximately 12 to 18 months from date of patent filing. At the completion of the initial review, the patent examiner will issue an Office Action letter, which will detail any necessary amendments, supplements or reasons for the rejection. Subsequent processing of the patent application will depend on the number of Office Action letters issued and the speed of review of the Company's responses thereto. If an application is granted, a Notice of Allowance will be issued, requiring a payment of the issue fee within three (3) months from the date of the notice. Upon the payment of the fee, the patent would be issued.

      In March 2004 the Company received a notice of allowance from the PTO relating to one of the patent applications filed in June of 2003. The Company has paid the issue fee and expects a U.S. patent will be granted from that application. No assurance can be given, however, that any other currently pending patent applications or future patent applications relating to the Opioid Synthesis Technologies will be granted. In addition, the Company is currently unable to provide any assurance that the U.S. patent application associated with the ADF Technology will issue, or if such patent issues, that the claims granted will be sufficiently broad to provide economic value.

Import License Registration

      To provide for an economical source of raw materials for the commercial manufacture of opioids utilizing certain of the Opioid Synthesis Technologies, the Company filed with the U.S. Drug Enforcement Agency (the "DEA") an application for registration to import certain narcotic raw materials ("NRMs"). The Company filed its application for registration to import NRMs on January 31, 2001 (the "Import Registration"). Notice of the Company's application was published in the Federal Register on September 6, 2001. Within the 30 day period provided under DEA guidelines, three parties, including two companies that the Company believes are the largest U.S. importers of NRMs requested a hearing to formally object to the Company's request for an Import Registration. Pursuant to established procedures, an evidentiary hearing relating to the Company's Import Registration application was held before a DEA Administrative Law Judge ("ALJ") in August 2003. The ALJ later re-opened the administrative record, at the request of opposing parties, to consider the Company's November and December 2003 announcements concerning the Company restructuring and financing activities. After submission of additional testimony by the Company and certain of the opposing parties, the ALJ closed the evidentiary record effective May 25, 2004. Additionally, as of August 3, 2004, the Company and the opposing parties prepared and submitted briefing documents to the ALJ based on the evidentiary record. With the evidentiary record now closed, the ALJ will make findings of fact, draw legal conclusions and recommend a specific decision on the Company's Import Registration application to the DEA and issue a final order relating to the Company's application. Following the decision of the ALJ, the DEA will judge whether the issuance of an Import Registration is appropriate. Assuming DEA grants the Company's application, of which no assurance can be given, the Company would be permitted to import NRMs upon appropriate notice in the Federal Register. The opposing parties may challenge the DEA decision to grant the Company's application in an appropriate Court of Appeals. In such a case, assuming the Company opposes an appellate challenge, the Company would likely incur additional time delays and legal expenses prior to the issuance of a final decision by the U.S. Court of Appeals. Provided the Company continues to seek the Import Registration, the proceedings will continue through 2004 and beyond.

      No assurance can be given that the Company's Import Registration application will be approved by the DEA or that if granted by DEA, the Import Registration would be upheld following an appellate challenge. Furthermore, the Company's cash flow and limited sources of available financing make it uncertain that the Company will have sufficient capital to continue to fund the development of the Opioid Synthesis Technologies, to obtain required DEA approvals and to fund the capital improvements necessary for the manufacture of APIs and finished dosage products incorporating the Opioid Synthesis Technologies.

Hydrocodone Bitartrate Option Agreement

      The Company estimates that to scale up its Hydrocodone Bitartrate Process #1 Opioid Synthesis Technology to desirable commercial scale at its Culver Facility, additional funding of approximately $7.0 million will be required for facility improvements, the purchase, installation and validation of new API manufacturing equipment, environmental waste management compliance, the preparation of the drug master files for the API to be produced at the facility, and related direct labor expense (collectively, the "API Scale Up Expenses"). The Company is a party to a certain Hydrocodone Option Agreement dated February 6, 2004 with Watson Pharmaceuticals ("Watson") pursuant to which the Company has granted Watson a six (6) month exclusive option (the "Hydrocodone Option") to enter into a supply agreement with the Company for supply of hydrocodone bitartrate API (the "Hydrocodone API"). If such option is exercised by Watson, at Watson's sole discretion, of which there can be no assurance, Watson will fund 50% of the API Scale Up Expenses, up to a maximum of $3.5 million and the Company has agreed to use commercially reasonable efforts to obtain financing dedicated to fund its portion of the API Scale Up Expenses. In the event the Company is unable to secure financing dedicated to fund its portion of the API Scale Up Expenses, the Hydrocodone Option provides that the parties will discuss alternatives relating to the scale up of the its Opioid Synthesis Technology for Hydrocodone API. On August 4, 2004 the Hydrocodone Option Agreement with Watson expired unexercised.

      As described in this Report, no portion of the 2004 Debenture Offering Proceeds or the Asset Divestment Proceeds is budgeted for the API Scale Up Expenses. Until such time, if any, as the Company secures third-party financing dedicated to the API Scale Up Expenses, the Company will be unable to complete the commercial scale up of its Opioid Synthesis Technologies.

Commercial Focus, Cash Reserves and Funding Requirements of the Restructured Company

      The 2004 Debenture Offering Proceeds, the Asset Divestment Proceeds and the Company's other cash balances (as reduced by operating expenses through July 31, 2004) provided the Company with approximately $5,750,000 million in cash reserves at August 1, 2004. Except for the professional fees related to the prosecution of the Import Registration, all of such cash reserves will be dedicated to the development of the Company's ADF Technology, the Opioid Synthesis Technologies and for administrative and related operating expenses.

      Subsequent to the completed restructuring of its operations, the Company is no longer engaged in the manufacture and sale of finished dosage generic pharmaceutical products. As a result, the Company has no ability presently to generate revenue from product sales. Accordingly, the Company must rely on its current cash reserves to fund the development of its ADF Technology, the Opioid Synthesis Technologies and related ongoing administrative and operating expenses. The Company's future sources of revenue, if any, will be derived from the sale of API manufactured using its Opioid Synthesis Technologies and from contract signing fees, milestone payments and royalties and/or profit sharing payments from licensees for the Company's ADF Technology or Opioid Synthesis

Technologies. The Company estimates that its current cash reserves will be sufficient to fund the development of the ADF Technology, the Opioid Synthesis Technologies and related operating expenses through January 2005. To fund operations through December, 2005, the Company estimates that it must raise additional financing, or enter into alliances or collaboration agreements with third parties providing for net proceeds to the Company of at least $5 million. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

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

Additional Considerations Relating to the Company

      The Company's financial success will depend on its ability to successfully implement its new business strategy.

      In accordance with the restructuring of the Company's operations, the Company has transitioned to a single operations facility located in Culver, Indiana. At such site, the Company will seek to develop and commercialize its proprietary ADF Technology and Opioid Synthesis Technologies. With respect to the ADF Technology, the first product candidate ("ADF Product Candidate #1") resulting from the ADF Technology is a tablet formulation intended for oral administration. Such product candidate is currently undergoing stability testing and the Company can provide no assurance that the stability of ADF Product Candidate #1 will result in a commercially acceptable drug product. In addition, ADF Product Candidate No. 1 is currently under evaluation in a clinical study to assess the bio-availability of such product candidate in comparison to a frequently prescribed commercially marketed drug product with the same opioid active ingredient but without abuse deterrent properties. There can be no assurance that ADF Product Candidate #1 will be bio-available or bioequivalent to the extent required to justify continued clinical testing. Moreover, even if ADF Product Candidate #1 is stable and demonstrates acceptable bio-availability, substantial additional clinical and non-clinical testing will required to continue development and for the preparation and submission of an NDA filing with the FDA. There can be no assurance that ADF Product Candidate #1 or any other product developed using the ADF Technology will lead to an NDA submission to the FDA and that if an NDA is filed, that the FDA will approve such regulatory application to allow for commercial distribution of the product.

      With respect to the Opioid Synthesis Technologies, while the Company believes that the such technologies are effect and cost-effective methods of manufacturing opioid APIs, such technologies will need to be scaled up to commercial scale in order to have economic value, of which assurance can be given. Additionally, until such time as the Company secures third-party financing dedicated to the scale up expenses relating to the Opioid Synthesis Technologies (estimated by the Company to be approximately $7.0 million), the Company will be unable to complete the commercial scale up of the Opioid Synthesis Technologies. No assurance can be given that the Company will obtain the third-party financing necessary to scale up the Opioid Synthesis Technologies or that if such financing is obtained, that any one or more of the Opioid Synthesis Technologies will be capable of commercial scale up.

      The Company is committing substantially all of its resources and available capital to the development of the ADF Technology, the Opioid Synthesis Technologies and the prosecution of its patent applications and the Import

Registration. The failure of the Company to successfully development the ADF Technology or to successfully obtain an issued patent from the PTO will have a material adverse effect on the Company's operations and financial condition. The Company's cash flow and limited sources of available financing make it uncertain that the Company will have sufficient capital to continue to fund operations or to otherwise complete the development of the Opioid Synthesis and ADF Technologies, to obtain required DEA and FDA approvals, and to successfully prosecute its patent applications. The Company currently does not have the funds necessary to make the capital improvements required for the commercial scale manufacture of API's and finished dosage products incorporating such technologies.

      The Company has no near term sources of revenue and must rely on current capital resources and third party financing to fund operations.

      Pending the completion of the development and commercial scale up of the Company proprietary technologies, and the receipt of regulatory approval of products incorporating such technologies, of which no assurance can be given, the Company must rely on its current capital resources and available third-party financing to fund the Company's operations. As a consequence of the Company's restructuring of operations, including the cessation of its finished dosage manufacturing and packaging operations at the Congers Facilities and the proposed sale of the related assets to IVAX, the Company will have no ability to generate revenues from the sale of generic products. As a result, the Company must rely on its current cash resources or available third-party financing to fund operations. As of August 1, 2004, the Company had cash and cash equivalents of approximately $5,750,000 million, plus an anticipated additional $500,000 to be paid by IVAX on the closing of the asset sale transaction following the receipt of shareholder approval. No assurance can be given that such cash resources will be sufficient to fund the continued development and commercialization of the Company's proprietary technologies until such time as the Company generates revenue from the license of products incorporating such technologies to third parties. Moreover, in the event of a cash shortfall, no assurance can be given that the Company will succeed in raising additional financing to fund operations or that if funding is obtained, that such funding will be sufficient to fund operations until the Company's proprietary technologies, or products incorporating such proprietary technologies, may be commercialized.

      The Company received a "going concern" opinion from its independent auditors, has a history of operating losses and may not achieve profitability sufficient to generate a positive return on shareholders' investment.

      The Company has incurred net losses since 1992. The Company's consolidated financial statements for the year ended December 31, 2003 and the quarter ended June 30, 2004 have been prepared on a going-concern basis, expressing substantial doubt about the Company's ability to continue as a going-concern as a result of recurring losses and negative cash flows. The Company's loss from operations for the year ended December 31, 2003 and the six months ended June 30, 2004 was approximately $17.2 million and $4.2 million, respectively. The Company's accumulated deficit as of June 30, 2004 was $225.9 million. The Company expects to incur net operating losses at least through 2004. There can be no assurance that the Company will ever generate revenues or achieve profitability at a level sufficient to generate a positive return on shareholders' investment. If the Company is unable to successfully develop and commercialize its proprietary technologies with its currently available cash resources or available sources of third-party financing, the Company's ability to execute its business plan and remain a going-concern will be significantly impaired.

      There can be no assurance that even if the Company is successful in developing and commercializing its proprietary technologies, that products incorporating such technologies will be accepted in the market.

      The commercial success of products incorporating the Company's technologies that are approved for marketing by the FDA and other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost effective and safe. There can be no assurance that, even if the Company succeeds in the development of products incorporating its technologies and receives FDA approval for such products, that the Company's products will be accepted by the medical community and others. Factors that the

Company believes could materially affect market acceptance of its products include:

- The relative advantages and disadvantages of the Company's technologies and timing to commercial launch of products utilizing such technologies compared to products incorporating competitive technologies;

- The timing of the receipt of market approvals and the countries in which such approvals are obtained;

- The safety and efficacy of products incorporating the Company's technologies as compared to competitive products; and

- The cost-effectiveness of the products incorporating the Company's technologies and the ability to receive third party reimbursement.

      The Company must obtain required regulatory approvals from the FDA and DEA.

      The Company's business strategy focuses on the development of opioid containing products incorporating the Company's proprietary technologies. The development, marketing and sale of products incorporating the Company's technologies is subject to extensive regulation by the DEA and FDA. At present, the Company's facility located in Culver, Indiana is approved to manufacture
Schedule II to V controlled substance APIs and finished dosage products. To continue the development and commercialization of the Company's API Technologies, the Company is seeking to obtain a registration from the DEA to import narcotic raw materials ("NRMs") and has begun the application process seeking approval to import NMRs directly from foreign countries for use in the Company's opioid API manufacturing efforts.

      The Company filed its application for registration to import NRMs on January 31, 2001 (the "Import Registration"). Notice of the Company's application was published in the Federal Register on September 6, 2001. Within the 30 day period provided under DEA guidelines, three parties, including two companies that the Company believes are the largest U.S. importers of NRMs requested a hearing to formally object to the Company's request for an Import Registration. Pursuant to established procedures, an evidentiary hearing relating to the Company's Import Registration application was held before a DEA Administrative Law Judge ("ALJ") in August 2003. The ALJ later re-opened the administrative record, at the request of opposing parties, to consider the Company's November and December 2003 announcements concerning the Company restructuring and financing activities. After submission of additional testimony by the Company and certain of the opposing parties, the ALJ closed the evidentiary record effective May 25, 2004. The Company and the opposing parties have a deadline in August 2004 to prepare and submit briefing documents to the ALJ based on the evidentiary record. Thereafter the ALJ will make findings of fact, draw legal conclusions and recommend a specific decision on the Company's Import Registration application to the DEA and issue a final order relating to the Company's application. Following the decision of the ALJ, the DEA will judge whether the issuance of an Import Registration is appropriate. Assuming DEA grants the Company's application, of which no assurance can be given, then the Company would be permitted to import NRMs upon appropriate notice in the Federal Register. The opposing parties may challenge the DEA decision to grant the Company's application in an appropriate Court of Appeals. In such a case, assuming the Company opposes an appellate challenge, the Company would likely incur additional time delays and legal expenses prior to the issuance of a final decision by the U.S. Court of Appeals. Provided the Company continues to seek the Import Registration, the proceedings will continue through 2004 and beyond.

      No assurance can be given that the Company's Import Registration application will be approved by the DEA or that if granted by DEA, the Import Registration would be upheld following an appellate challenge. Furthermore, the Company's cash flow and limited sources of available financing make it uncertain that the Company will have sufficient capital to continue to fund the development of the Opioid Synthesis Technologies, to obtain required DEA approvals and to fund the capital improvements necessary for the manufacture of APIs and finished dosage products incorporating the Opioid Synthesis Technologies.

      The marketing and sale of products incorporating the Company's technologies requires FDA approval, which can be time-consuming and expensive.

      The development, testing, manufacture, marketing and sale of pharmaceutical products are subject to extensive federal, state and local regulation in the United States and other countries. The regulatory approval process and the Company's ongoing compliance with FDA regulations, is time-consuming and often expensive. Substantially all of the Company's activities are subject to compliance with FDA regulations. Failure to adhere to applicable FDA regulations would have a material adverse effect on the Company's financial condition. In addition, in the event the Company is successful in developing products for sale in other countries, the Company would be subject to regulation in such countries.

      The Company may encounter delays or rejections during any stage of the regulatory approval process based upon the failure of clinical or laboratory data to demonstrate compliance with, or upon the failure of the product to meet, the FDA's requirements for safety, efficacy and quality. After the Company's submission to the FDA of a marketing application, in the form of a new drug application and/or a 505(b)(2) application the FDA may deny the application, may require additional testing or data and/or may require post-marketing testing and surveillance to monitor the safety or efficacy of a product. The FDA commonly takes one to two years to grant final approval to a marketing application. Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than the Company desires and could affect the marketability of products incorporating the Company's technologies.

      The FDA also has the authority to revoke or suspend approvals of previously approved products for cause, to debar companies and individuals from participating in the drug-approval process, to request recalls of allegedly violative products, to seize allegedly violative products, to obtain injunctions to close manufacturing plants allegedly not operating in conformity with current Good Manufacturing Practice regulations and to stop shipments of allegedly violative products. Any future source of Company revenue will be derived from the sale of FDA approved products, and the taking of any such action by the FDA would have a material adverse effect on the Company.

      The Company may become involved in patent litigation or other intellectual property proceedings relating to is products or technologies, which could result in liability for damages or stop the Company's development and commercialization efforts.

      The pharmaceutical industry has been characterized by significant litigation and other proceedings regarding patents and other intellectual property rights. The situations in which the Company may become a party to such litigation or proceedings include:

- The Company may initiate litigation or other proceedings against third parties to enforce the Company's patent rights;

- The Company may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that the Company's products or processes due not infringe such third parties' patents;

- If the Company's competitors file patent applications claiming technology also claimed by the Company, the Company may participate in interference or opposition proceedings to determine the priority of inventions;

- If third parties initiate litigation claiming that the Company's processes or products infringe such third parties' patent or intellectual property rights, the Company will need to defend against such proceedings; and

- An adverse outcome in any litigation or other proceeding could subject the Company to significant liabilities to third parties and require that the Company cease using the technology that is at issue or to license the technology from third parties. The Company may not be able to obtain any required license on commercially acceptable terms or at all.

      The cost of any patent litigation or other proceeding, even if resolved in the Company's favor, could be substantial. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on the Company's ability to compete in the marketplace. Patent litigation and other proceedings may also consume significant management time.

      The Company faces significant competition, which may result in others discovering, developing or commercializing products before or more successfully than the Company.

      The pharmaceutical industry is highly competitive and is affected by new technologies, government regulations, health care legislation, availability of financing, litigation and other factors. Most of the Company's competitors have longer operating histories and greater financial and other resources than the Company.

      The Company will be concentrating essentially all of its efforts and resources on the development of its proprietary technologies. The success of products incorporating such technologies, if any, will depend, in large part, on the intensity of competition from branded and generic opioid containing products, abuse deterrent and opioid synthesis technologies developed by other companies that compete with the Company's technologies and the relative timing of product approval by the FDA of the Company's products compared to competitive products.

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

Allowance For Doubtful Accounts

      Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past .

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEED AND ISSUER PURCHASES OF EQUITY SECURITIES

      During the quarter ended June 30, 2004, the Company issued Convertible Subordinated Debentures in the aggregate principal amount of approximately $1,687,000 (the "Convertible Debentures") and issued 114,321 shares of the Company's common stock as payment of $63,000 accrued interest due April 1, 2004 on the Senior Secured Term Note Payable.

      Each of the holders of the Convertible Debentures and the Senior Secured Term Note Payable and shares of common stock issued during the quarter ended June 30, 2004 are accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The Convertible Debentures were issued without registration under the Act in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The exhibits required to be filed as part of this Report on form 10-Q are listed in the attached Exhibit Index.

      (b)   Reports on Form 8-K.

            The Company filed a Current Report on Form 8-K dated April 22, 2004 relating to it financial results for the fourth quarter ended December 31, 2003 and the twelve months ended December 31, 2003.

            The Company filed a Current Report on Form 8-K dated May 26, 2004 relating to the filing by the Company of four non-provisional patent applications with the US Patent and Trademark Office relating to the Company's opioid synthesis technologies.

            The Company filed a Current Report on Form 8-K dated June 10, 2004 relating to (a) the completion of a $14.0 million offering of the Company's convertible debentures pursuant to the Debenture and Share Purchase Agreement executed by the Company in February 2004, and (b) an amendment to the Debenture and Share Purchase Agreement to (i) increase the principal amount of debentures issuable thereunder from $14.0 million to $17.5 million and (ii) extend the time to complete such additional financing from June 5, 2004 to June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004                HALSEY DRUG CO., INC.

                                    By:/s/ Andrew D. Reddick
                                       ------------------------------------
                                       Andrew D. Reddick
                                       President & Chief Executive Officer

                                    By:/s/Peter A. Clemens
                                       ------------------------------------
                                       Peter A. Clemens
                                       Senior Vice President & Chief
                                       Financial Officer

                                  EXHIBIT INDEX

Exhibit     Document
---------   ------------------
10.1        Executive Employment Agreement of Vijai Kumar, dated as of November 18, 2002.

10.2        Executive Employment Agreement of Andrew D. Reddick, dated as of August 26, 2003.

10.3        Executive Employment Agreement of Ron Spivey, dated as of  April 5, 2004.

10.4        Amendment to Executive Employment Agreement of Andrew D. Reddick, dated as of May 27,
            2004.

10.5        Separation Agreement and General Release by and between Michael K. Reicher and Halsey Drug Co., Inc., dated
            Co., Inc., dated September 18, 2003.

10.6        First Amendment to Separation Agreement and General Release by and between Michael K.
            Reicher and Halsey Drug Co., Inc., dated as of December 4, 2003.

10.7        Asset Purchase Agreement by and between Mutual Pharmaceutical Company, Inc. and Halsey Drug Co., Inc., dated
            February 18, 2004.

10.8        First Amendment to Debenture Purchase Agreement by and among Halsey Drug Co., Inc., Galen
            Partners III, L.P.,Care Capital Investments II, LP, Essex Woodlands Health Ventures V, L.P. and
            other signatories thereto, dated June 1, 2004.

10.9        Amendment to Debenture and Share Purchase Agreement by and among Halsey Drug Co., Inc.,
            Galen Partners III, L.P., Care Capital Investments II, LP, Essex Woodlands Health Ventures V,
            L.P. and other signatories thereto, dated August 11, 2003.

10.10       Letter of Support in favor of Halsey Drug Co., Inc. by and among Care Capital Investment II, L.P., Galen
            Partners III, L.P. and Essex Woodlands Health Ventures V, L.P., dated May 5, 2003.

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