Form 10-Q
period 2005-03-31
ACURA PHARMACEUTICALS, INC
filed 2005-05-02
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of April 27, 2005 the registrant had 22,946,415 shares of Common Stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. & SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited	Audited
	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,847	$3,103
Prepaid expenses and other current assets	325	307

Total current assets	2,172	3.410

PROPERTY, PLANT & EQUIPMENT, NET	1,428	1,555

OTHER ASSETS AND DEPOSITS	2	2

TOTAL ASSETS	$3,602	$4,967

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	Unaudited	Audited
	March 31,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of capital lease obligations	$29	$29
Accrued expenses	1,064	959

Total current liabilities	1,093	988

SENIOR SECURED TERM NOTE PAYABLE	5,000	5,000

CAPITAL LEASE OBLIGATIONS, less current maturities	57	64

TOTAL LIABILITIES	6,150	6,052

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock - $.01 par value; authorized 290,000,000 shares; issued and outstanding, 217,694,414 and 217,972,986 shares, at March 31, 2005 and December 31, 2004, respectively	2,177	2,180
Common stock - $.01 par value; authorized 650,000,000 shares; issued and outstanding, 22,946,415 and 22,466,967 shares at March 31, 2005 and December 31, 2004, respectively	229	225
Additional paid-in capital	277,250	277,129
Unearned compensation	(715)	(1,078)
Accumulated deficit	(281,489)	(279,541)

STOCKHOLDERS' DEFICIT	(2,548)	(1,085)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,602	$4,967

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

(UNAUDITED)

(In thousands, except earnings per share data)

	March 31,
	2005	2004

Net revenues	$—	$628

Cost of manufacturing	—	1,253
Research and development	953	238
Selling, marketing, general and administrative	955	1,221

Loss from operations	(1,908)	(2,084)

Other (expense) income
Interest expense	(126)	(958)
Interest income	15	7
Amortization of deferred debt discount and private debt offering costs	—	(10,843)
Gain on asset disposals	70	1,754
Gain on debt restructure	—	12,401
Other	1	403

Total other (expense) income	(40)	2,764

NET (LOSS) INCOME	$(1,948)	$680

(Loss) Earnings per share
Basic	$(.09)	$.03
Diluted	$(.09)	$.00

Weighted average of shares outstanding
Basic	22,336,118	21,601,704
Diluted	22,336,118	278,020,203

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

(UNAUDITED)

(In thousands)

	March 31,
	2005	2004

Cash flows from Operating Activities:
Net (loss) income	$(1,948)	$680
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	32	192
Amortization of deferred debt discount and private debt offering costs	—	10,843
Non-Cash compensation charge on options	363	—
Gain on asset disposals	(70)	(1,754)
Gain on debt restructure	—	(12,401)

Changes in assets and liabilities
Accounts receivable	—	252
Inventories	—	312
Prepaid expenses and other current assets	(19)	257
Other assets and deposits	—	124
Accounts payable	—	(1,610)
Accrued expenses	229	1,642
Total adjustments	535	(2,143)
Net cash (used in) provided by operating activities	(1,413)	(1,463)

Cash flows from Investing Activities:
Capital expenditures	(8)	(9)
Proceeds from asset disposals	172	2,000
Net cash provided by investing activities	164	1,991

Cash flows from Financing Activities:
Payments on senior secured term note payable	—	(4,000)
Payments on capital lease obligations	(7)	(19)
Proceeds from issuance of subordinated convertible debentures	—	10,264
Payments to Department of Justice	—	(433)
Net cash (used in) provided by financing activities	(7)	5,812

(Decrease) increase in cash and cash equivalents	(1,256)	6,340
Cash and cash equivalents at beginning of period	3,103	942
Cash and cash equivalents at end of period	$1,847	$7,282

Cash paid for interest	$2	$47

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

For the three months ended March 31, 2005:

1.	The Company has issued 200,876 shares of Common Stock as payment of $122,000 of Senior Secured Term Note Payable accrued interest.

2.	The Company has issued 278,572 shares of Common Stock as result of the conversion of 278,572 shares of the Company’s Series C-1 Junior Preferred Stock.

For the three months ended March 31, 2004:

1.	The Company's Convertible Subordinated Debentures contained beneficial conversation features, which were valued at $12,313,000.

2.	The Company has repaid $166,000 of indebtedness in the form of product deliveries.

3.	Bridge Loans of $2,000,000 and accrued interest of $49,000 were converted into like amounts of Convertible Subordinated Debentures.

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

(In thousands)

	Preferred Stock $.01 Par Value		Common Stock $.01 Par Value

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total

Balance at January 1, 2005	217,973	$2,180	22,467	$225	$277,129	$(1,078)	$(279,541)	$(1,085)

Issuance of Common Shares for interest	—	—	200	1	121		—	122

Conversion of Series C-1 Junior Convertible Preferred Shares	(279)	(3)	279	3	—	—	—	—

Amortization of unearned compensation	—	—	—	—	—	363	—	363

Net loss	—	—	—	—	—	—	(1,948)	(1,948)

Balance at March 31, 2005	217,694	$2,177	22,946	$229	$277,250	$(715)	$(281,489)	$(2,548)

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Acura Pharmaceuticals, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2005, assuming that the Company will continue as a going concern, have been made. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the fourth quarter of 2003 and first quarter of 2004, the Company restructured its operations and ceased the manufacture, sale and distribution of the Company's generic finished dosage pharmaceutical products by the Company’s subsidiary, Axiom Pharmaceutical Corporation (“Axiom”). Axiom's manufacturing operations ceased on January 30, 2004, packaging and labeling operations ceased approximately February 12, 2004 and quality assurance and related support activities ceased approximately February 27, 2004.

As restructured, the Company is an emerging specialty pharmaceutical company primarily engaged in research, development and manufacture of innovative abuse deterrent formulations ("AversionTM Technology") intended for use in orally administered opioid-containing pharmaceutical products. The Company is also engaged in collaborative research and development with a contract research organization and an academic institution for clinical evaluation and testing of the AversionTM Technology. In addition, to a much lesser extent, during 2004 the Company was engaged in research, development and manufacture of proprietary, high-yield, short cycle time, environmentally sensitive opioid synthesis processes (the "Opioid Synthesis Technologies" and, collectively with the AversionTM Technology, the “Technologies”) intended for use in the commercial production of certain bulk opioid APIs. The Company has suspended further development and commercialization efforts relating to the Opioid Synthesis Technologies. The Company expects to re-evaluate the development and commercialization of the Opioid Synthesis Technologies after the Administrative Law Judge’s determination relating to the Company’s Import Registration which was filed with the DEA in early 2001. The Import Registration, if ultimately granted, for which there can be no assurance, could provide the Company with an economical source of narcotic raw materials (“NRMs”) for use as starting materials in the commercial manufacture and supply of certain opioid APIs.

As of April 27, 2005, the Company had two (2) issued U.S. patents, one (1) U.S. Notice of Allowance and forteen (14) patent applications pending, including two (2) issued U.S. patents, one (1) U.S. Notice of Allowance granted, seven (7) U.S. patent applications pending and one (1) foreign patent application pending relating to the Opioid Synthesis Technologies, and five (5) U.S. patent applications pending and one (1) foreign patent application pending relating to the AversionTM Technology. As of April 27, 2005, the Company retained ownership of all intellectual property and commercial rights to its product candidates and Technologies.

The Company conducts research, development, laboratory, manufacturing and warehousing activities relating to the AversionTM Technology and the Opioid Synthesis Technologies at its Culver, Indiana facility (the "Culver Facility"). The Culver Facility is registered by the U.S. Drug Enforcement Administration (the "DEA") to perform research, development and manufacture of controlled substances in bulk and finished dosage forms.

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

NOTE 2 - LIQUIDITY MATTERS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2005 the Company had cash of $1.8 million, working capital of $1.1 million, and accumulated deficit of $281.5 million. At December 31, 2004, the Company had cash and cash equivalents of $3.1 million, working capital of $2.4 million and a stockholders' deficit of $1.1 million. The Company incurred a loss from operations of $1.9 million and a net loss of $1.9 million during the three months ended March 31, 2005 and a loss from operations of $9.9 million and a net loss of $70.0 million during the year ended December 31, 2004. Historically, the Company has incurred significant losses from operations and until such time as its research and development efforts are commercialized, of which no assurance can be given, the Company will continue to incur operating losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Reference is made to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

On December 16, 2004, the FASB released FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“FASB 123R”)”. These changes in accounting replace existing requirements under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and eliminates the ability to account for share-based compensation transaction using APB Opinion No.25, “Accounting for Stock Issued to Employees”. The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issues. This Statement does not change the accounting for similar transactions involving parties other than employees. In April 2005, the SEC delayed implementation of FASB 123R for publicly traded companies such that they must apply this Standard as of the beginning of the next fiscal year that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has not completed it evaluation of the impact of adopting FASB 123R on its consolidated financial statements, but anticipates that more compensation costs will be recorded in the future if the use of options for employees and director compensation continues as in the past.

NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made on the December 31, 2004 balance sheet to conform to the March 31, 2005 balance sheet presentation.

NOTE 5 - CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. At March 31, 2005, the Company did not have any purchased debt instruments. At December 31, 2004, cash equivalents consisted of bank investments totaling approximately $2.6 million.

NOTE 6 - RESEARCH AND DEVELOPMENT

Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related research costs of research and development personnel, and the costs of consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company considers that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This includes up-front and milestone payments made to third parties in connection with research and development collaborations. The Company had $202,000 of research and development commitments with third parties at March 31, 2005. The Company had no research and development commitments with third parties at December 31, 2004.

NOTE 7 - INCOME TAXES

The Company has net operating loss carryforwards aggregating approximately $129.7 million expiring during the years 2009 through 2024. The tax loss carryforwards of the Company and its subsidiaries may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company's ability to utilize net operating loss carryforwards each year. The amount of the limitation has not been quantified by the Company.

The Financial Accounting Standards Board Statement “Accounting for Income Taxes” (“SFAS 109”) requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. At March 31, 2005, a valuation allowance equal to 100% of the deferred tax assets was used and primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards.

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

	Three Months Ended March 31, (in thousands, except earnings per share data)
	2005	2004

Net (loss) income as reported	$(1,948)	$680

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(32)	(64)

Net (loss) income, pro forma	$(1,980)	$616

Weighted average of shares outstanding - Basic	22,336,118	21,601,704
Basic EPS — as reported	$(.09)	$.03
Basic EPS — pro forma	$(.09)	$.03

Weighted average of shares outstanding - Diluted	22,336,118	278,020,203
Diluted EPS — as reported	$(.09)	$.00
Diluted EPS — pro forma	$(.09)	$.00

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

NOTE 9 - UNEARNED COMPENSATION

The Company granted approximately 13,175,000 options to employees to purchase common stock for $.13 per share. As a result of the grant, the Company recorded approximately $3,030,000 of unearned compensation in accordance with APB Opinion No. 25; $363,000 and $1,953,000 of the unearned compensation was amortized to expense during the three months ended March 31, 2005 and during the year ended December 31, 2004, respectively. The Company amortizes unearned compensation over the vesting period of the underlying option.

NOTE 10 - (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average of common shares outstanding during the reporting period. Diluted (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average of common shares plus potential dilutive common share equivalents outstanding during the reporting periods presented. Potential dilutive common share equivalents consist of outstanding stock options, assuming the exercise of all in-the-money stock options, warrants, convertible debentures and convertible preferred shares. The treasury stock method is used to calculate potential dilutive outstanding stock options and warrants.

Quarter ended March 31,	2005	2004

(In thousands, except earnings per share amounts)

Numerator:
Net (loss) income	$(1,948)	$680

Denominator:
Basic weighted average of shares outstanding	22,336	21,602
Convertible debentures	—	249,479
Convertible preferred stock	—	—
Warrants	—	6,939
Stock options	—	—
Diluted weighted average of shares outstanding	22,336	278,020

Basic (loss) earnings per share	$(.09)	$.03
Diluted (loss) earnings per share	$(.09)	$.00

For the quarter ended March 31, 2005 we have reported a loss and therefore all potential shares of common stock related to potentially dilutive securities have been excluded from the calculation of diluted loss per share because they are anti-dilutive. Excluded from this computation are approximately 341.1 million common share equivalents.

For the quarter ended March 31, 2004, stock options and warrants to purchase 3.4 million and 9.7 million common shares respectively, were outstanding but not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

NOTE 11 - CONVERTIBLE PREFERRED STOCK

At March 31, 2005, convertible preferred stock consists of the following:

March 31, 2005
Convertible Preferred Stock	Authorized Shares	Issued and Outstanding Shares	$.01 Par Value	Common Stock Equivalents	Liquidation Preference

Series A	45,000,000	21,963,757	$219,638	109,818,785	$70,558,570
Series B Junior	25,000,000	20,246,506	202,465	20,246,506	6,924,305
Series C-1 Junior	70,000,000	56,143,987	561,440	56,143,987	32,428,767
Series C-2 Junior	50,000,000	37,433,096	374,331	37,433,096	22,433,655
Series C-3 Junior	100,000,000	81,907,068	819,071	81,907,068	28,511,850

Total	290,000,000	217,694,414	$2,176,945	305,549,442	$160,857,147

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

Liquidation Preference of Junior Preferred Shares

In general, the Series B and Series C Preferred Shares (collectively, the “Junior Preferred Shares”) have a liquidation preference equal to one (1) time the principal amount plus accrued and unpaid interest of the Debentures that were converted into Junior Preferred Shares. The liquidation preference of the Series B Preferred has priority over, and will be satisfied prior to, the liquidation preference of the Series C Preferred. The liquidation preference for each class of the Junior Preferred Shares is equal to the conversion prices of such shares. The Junior Preferred Shares are convertible into the Company's Common Stock, with each Junior Preferred Share convertible into one share of Common Stock. The holders of the Junior Preferred Shares have the right to vote as part of the single class with all holders of the Company's Common Stock and the holders of the Series A Preferred on all matters to be voted on by such stockholders, with each holder of Junior Preferred Shares having such number of votes as shall equal the number of votes he would have had if such holder had converted all Junior Preferred Shares held by such holder into Common Stock immediately prior to the record date relating to such vote.

NOTE 12 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 31, 2005	December 31, 2004
	(In thousands)

Bonus, Payroll, Payroll Taxes and Benefits	766	573
Legal and Audit Fees	120	234
Property and Sales Taxes	59	30
Medicaid Rebates and Other Customer Allowances	50	50
Other Professional Fees	52	40
Other	17	32

	$1,064	$959

NOTE 13 - SENIOR SECURED TERM NOTE PAYABLE

Terms of Watson Term Loan

In connection with various transactions between the Company and Watson completed in 2001, Watson advanced $17.5 million to the Company under the terms of a certain loan agreement by and between the Company and Watson (“Watson Term Loan”), dated as of March 29, 2000, as subsequently amended on each of March 31, 2000, December 20, 2002 and February 6, 2004. The Watson Term Loan was evidenced by a note in the principal amount of $17.5 million (the “Original Watson Note”). The Watson Term Loan was secured by a first lien on all of the Company’s assets, senior to the lien securing all other Company indebtedness, and carried a floating rate of interest equal to prime plus two percent and had an original maturity date of June 30, 2004.

2002 Amendment to Watson Term Loan and Issuance of the Watson Warrant

As part of the Company’s 2002 Debenture Offering, the Watson Term Loan was amended to (1) extend the maturity date to March 31, 2006, (2) increase the interest rate to prime plus four and one half percent and (3) increase the principal amount to approximately $21.4 million to reflect the inclusion of the Company's payment obligations under the Core Products Supply Agreement between Watson and the Company. As amended, the Watson Term Loan was evidenced by the Original Watson Note and an additional note in the principal amount of approximately $ 3.9 million (collectively, the “Watson Notes”). In consideration of the amendment to the Watson Term Loan, the Company issued to Watson a common stock purchase warrant (“Watson Warrant”) exercisable for 10,700,665 shares of the Company’s common stock at an exercise price of $0.34 per share. The warrant has a term expiring December 31, 2009. The fair value of the Watson Warrant on the date of grant, as calculated using the Black-Scholes option-pricing model, of $11,985,745 was charged to earnings on the date of grant as a loss on the extinguishment of debt. As of December 31, 2003, Watson had advanced approximately $21.4 million to the Company under the Watson Term Loan and the interest rate was 8.50%.

2004 Amendment to Watson Term Loan

In satisfaction of a condition to the completion of the Company’s 2004 Debenture Offering, simultaneous with the initial closing of such offering, the Watson Term Loan was further amended, as a result of which (1) the Company paid Watson the sum of approximately $4.3 million (which amount was funded from the proceeds of the 2004 Debenture Offering), (2) the Company conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes, (3) all then-current supply agreements between the Company and Watson were terminated , (4) Watson waived the dilution protections contained in the Watson Warrant, to the extent such dilution protections were triggered by the transactions provided in the 2004 Debenture Offering and (5) the Watson Notes were consolidated into a single note in the principal amount of $5.0 million (the “2004 Note”), which (i) bears interest at the rate equal to the prime rate plus four and one half percent (4.5%) per annum, (ii) has a maturity date of June 30, 2007 (extended from March 31, 2006), (iii) provides for satisfaction of future quarterly interest payments thereunder in the form of the Company’s Common Stock, (iv) provides for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default thereunder and (v) is secured by a first lien on all assets of the Company. Further, the Company’s obligations under the 2004 Note are guaranteed by Acura Pharmaceutical Technologies, Inc. and Axiom Pharmaceutical Corporation, each a wholly-owned subsidiary of the Company, which guarantees are secured by all assets of such subsidiaries, and, in the case of Acura Pharmaceutical Technologies, Inc., by a mortgage lien on its real property located in Culver, Indiana.

Purchase of the 2004 Note

Simultaneous with the issuance of the 2004 Note, each of the investors in the 2004 Debentures at the initial closing of the offering on February 10, 2004 (collectively, the “Watson Note Purchasers”) purchased the 2004 Note from Watson in consideration for a payment to Watson of $1.0 million. The 2004 Note is secured by a first lien on all of the Company's and its subsidiaries' assets, carries a floating rate of interest equal to the prime rate plus 4.5%, provides for the satisfaction of interest payments in the form of the Company’s Common Stock and matures on June 30, 2007. The rate of interest at March 31, 2005 was 10.25%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included elsewhere in this Report. Operating results are not necessarily indicative of results that may occur in future periods.

Certain statements in this Report including, without limitation, in this Item 2 constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Acura Pharmaceuticals, Inc. ("Acura" or the "Company"), or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, general economic conditions, competitive conditions, technological conditions and governmental legislation. More specifically, important factors that may affect future results include, but are not limited to: changes in laws and regulations, particularly those affecting the Company’s operations; the Company’s ability to continue to attract, assimilate and retain highly skilled personnel; its ability to secure and protect its patents, trademarks and proprietary rights; its ability to avoid infringement of patents, trademarks and other proprietary rights or trade secrets of third parties; litigation or regulatory action that could require the Company to pay significant damages or change the way it conducts its business; the Company’s ability to successfully develop and market its products; customer responsiveness to new products and distribution channels; its ability to compete successfully against current and future competitors; its dependence on third-party suppliers of raw materials; the availability of controlled substances that constitute the active ingredients of the Company’s products in development; difficulties or delays in clinical trials for Company products or in the manufacture of Company products; and other risks and uncertainties detailed in this Report. The Company is at an early stage of development and may not ever have any products that generate significant revenue. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements. Additionally, such forward-looking statements are subject to the risks and uncertainties discussed below under the section entitled "Risk Factors Relating to the Company".

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

As restructured, the Company is an emerging specialty pharmaceutical company primarily engaged in research, development and manufacture of innovative abuse deterrent formulations ("AversionTM Technology") intended for use in orally administered opioid-containing pharmaceutical products. In addition, to a lesser extent, during 2004 and early 2005 the Company was engaged in research, development and manufacture of proprietary, high-yield, short cycle time, environmentally sensitive opioid synthesis processes (the "Opioid Synthesis Technologies" and, collectively with the AversionTM Technology, the “Technologies”) intended for use in the commercial production of certain bulk opioid active pharmaceutical ingredients ("APIs"). The Company has suspended further development and commercialization efforts relating to the Opioid Synthesis Technologies. The Company expects to re-evaluate the development and commercialization of the Opioid Synthesis Technologies after the Administrative Law Judge’s determination relating to the Company’s Import Registration.

As of April 27, 2005, the Company has two (2) issued U.S. patents, one (1) U.S. Notice of Allowance granted, seven (7) U.S. patent applications and one (1) foreign patent application pending relating to the Opioid Synthesis Technologies. Additionally, the Company has five (5) U.S. patent applications and one (1) foreign patent application pending relating to the AversionTM Technology. As of April 27, 2005, the Company retained all intellectual property and commercial rights to its product candidates, the AversionTM Technology and the Opioid Synthesis Technologies.

Company’s Present Financial Condition and Commercial Focus

At March 31, 2005, the Company had cash and cash equivalents of approximately $1.8 million compared to approximately $3.1 million at December 31, 2004. The Company had working capital of $1.1 million and $2.4 million at March 31, 2005 and December 31, 2004, respectively. The Company had an accumulated deficit of approximately $281.5 million and approximately $208.9 million at March 31, 2005 and March 31, 2004, respectively. The Company incurred a loss from operations of approximately $1.9 million and a net loss of approximately $1.9 million during the three months ended March 31, 2005, as compared to a loss from operations and net income of $2.1 million and $.7 million, respectively, for the three months ended March 31, 2004.

In implementing the restructuring adopted by the Board, the Company has transitioned to a single vertically integrated operations facility located in Culver, Indiana. The Company's strategy and key activities to be conducted at the Culver Facility are as follows:

•	Development, in concert with Contract Research Organizations (“CROs”) of the Company's AversionTM Technology for use in orally administered opioid finished dosage product candidates.

•	Manufacture and quality assurance release of clinical trial supplies of certain finished dosage form product candidates utilizing the AversionTM Technology.

•	Evaluation, in concert with CROs, of certain finished dosage product candidates utilizing the AversionTM Technology in clinical trials.

•	Scale-up and manufacture of commercial quantities of certain product candidates utilizing the AversionTM Technology for sale by the Company's licensees.

•	Prosecution of the Company's application to the U.S. Drug Enforcement Administration (“DEA”) for registration to import narcotic raw materials (“NRMs”).

•
Negotiating and executing license and development agreements with strategic pharmaceutical company partners providing that such licensees will further develop certain finished dosage product candidates utilizing the AversionTM Technology, file for regulatory approval with the FDA and other regulatory authorities and commercialize such products.

The Company has incurred net losses since 1992 and the Company's consolidated financial statements for each of the years ended December 31, 2004 and 2003 have been prepared on a going-concern basis, expressing substantial doubt about the Company's ability to continue as a going-concern as a result of recurring losses and negative cash flows. The Company expects net losses to continue at least through 2005.  The Company's future profitability will depend on several factors, including:

•	The successful completion of the development, scale-up, clinical testing and acceptable regulatory review of the AversionTM Technology;

•	The receipt of a notice of allowance from the U.S. Patent and Trademark Office (“PTO”) for the material claims in the Company's patent applications relating to the AversionTM Technology;

•	The commercialization of products incorporating the AversionTM Technology without infringing the patents and other intellectual property rights of third parties;

•	The receipt of approval from the DEA to import NRMs to be used in the Company's development and manufacturing efforts; and

•
The interest of third parties in the Technologies and the Company's ability to negotiate and execute commercially viable collaboration agreements with interested third parties relating to the Technologies.

Many of these factors will depend upon circumstances beyond the Company's control.

As of April 27, 2005, the Company had cash and cash equivalents of approximately $1.4 million. The Company estimates its current cash reserves will be sufficient to fund the development of the AversionTM Technology and related operating expenses only through June, 2005. See “Liquidity and Capital Resources - Commercial Focus, Cash Reserves and Funding Requirements.”

In order to complete the development and regulatory approval of the Company's product candidates and commercialize such products, if any are approved by the FDA, the Company must enter into development and commercialization agreements with third party pharmaceutical company partners providing that such partners license the Company's Technologies and further develop, register and commercialize the Company's orally administered opioid-containing finished dosage products utilizing such Technology. Future revenue, if any, will be derived from milestone payments and a share of profits and/or royalty payments relating to such collaborative partners' sale of products incorporating the Company's Technologies. As of April 27, 2005, the Company did not have any such collaborative agreements, nor can there be any assurance that the Company will enter into collaborative agreements in the future.

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

Results of Operations for the Three Months Ended March 31, 2005 and March 31, 2004

In comparing results of operations for the three months ended March 31, 2005 with those for 2004 it is important to consider that in 2004 the Company, as restructured, has focused the majority of its efforts and resources on research and development activities and subsequent to March, 2004, no longer maintained any generic pharmaceutical manufacturing facilities or conducted any finished dosage manufacturing activities. Net product revenues and manufacturing expenses realized in 2004 were incurred as part of an orderly phase out of all generic pharmaceutical product manufacturing activities.

Net Revenues

The Company's net revenues for the three months ended March 31, 2005 and March 31, 2004 were as follows (in thousands):

3/31/05 NET REVENUES	3/31/04 NET REVENUES	3/31/05-3/31/04 NET REVENUE CHANGE ($)	3/31/05-3/31/04 NET REVENUE CHANGE (%)
$ —	$628	($628)	(100%)

The decrease in net revenues was a result of the Company’s decision to restructure operations and cease the manufacture of finished dosage generic pharmaceutical products. The net revenues for the three months ended March 31, 2004 reflect the sale of remaining inventories of saleable finished dosage generic pharmaceutical products during such quarter.

Cost of Manufacturing

The Company’s cost of manufacturing for the three months ended March 31, 2005 and March 31, 2004 were as follows (in thousands):

3/31/05 COST OF MANUFACTURING	3/31/04 COST OF MANUFACTURING	3/31/05-3/31/04 COST OF MANUFACTURING CHANGE ($)	3/31/05-3/31/04 COST OF MANUFACTURING CHANGE (%)
$ —	$1,253	($1,253)	(100%)

For the three months ended March 31, 2004 cost of manufacturing includes the fixed costs of the Company's generic finished dosage manufacturing operations in the first quarter of 2004. The Company’s generic finished dosage manufacturing operations ceased in March 2004.

Research and Development Expenses

The Company’s research and development expenses for the three months ended March 31, 2005 and March 31, 2004 were as follows (in thousands):

3/31/05 R&D EXPENSES	3/31/04 R&D EXPENSES	3/31/05-3/31/04 R&D EXPENSES CHANGE ($)	3/31/05-3/31/04 R&D EXPENSES CHANGE (%)
$953	$238	$715	300%

Research and development expense in the three months ended March 31, 2004 consisted primarily of product development costs associated with the manufacture and sale of finished dosage pharmaceutical products. Subsequent to March 31, 2004, research and development expense consists of drug development work primarily associated with our AversionTM Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2005 results is a non cash compensation charge of $105 recorded for the amortization of unearned compensation on non incentive stock options.

Selling, Marketing, General and Administrative Expenses

Selling, marketing, general and administrative expenses for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

3/31/05 SELLING, MARKETING, G&A EXPENSES	3/31/04 SELLING, MARKETING, G&A EXPENSES	3/31/05-3/31/04 SELLING, MARKETING, G&A EXPENSES CHANGE ($)	3/31/05-3/31/04 SELLING, MARKETING, G&A EXPENSES CHANGE (%)
$955	$1,221	($266)	(22%)

Selling and marketing expense in the three months ended March 31, 2004 consisted primarily of costs associated to a manufacturer and seller of finished dosage products. The decrease in selling, marketing, general and administrative expenses resulted from the Company’s decision to restructure operations by discontinuing the marketing and sale of generic finished dosage pharmaceutical products and reducing its administrative support staff. During the three months ended March 31, 2005, the Company incurred no selling expense and marketing expenses consisted of costs of marketing studies and payroll costs. The Company’s general and administrative expenses consisted of legal and other professional fees, corporate insurance, and payroll costs. Included in the 2005 results is a non cash compensation charge of $258 recorded for the amortization of unearned compensation on non incentive stock options.

Environmental Compliance Expenses

During the three months ended March 31, 2005 and March 31, 2004, the Company incurred the following expenses in connection with environmental compliance (in thousands):

3/31/05 ENVIRONMENTAL COMPLIANCE EXPENSES	3/31/04 ENVIRONMENTAL COMPLIANCE EXPENSES	3/31/05-3/31/04 ENVIRONMENTAL COMPLIANCE EXPENSES CHANGE ($)	3/31/05-3/31/04 ENVIRONMENTAL COMPLIANCE EXPENSES CHANGE (%)
$ —	$97	($97)	(100%)

The environmental compliance expenses related primarily to disposal of hazardous and controlled substances waste and related personnel costs for environmental compliance during the three month period ended March 31, 2004 when the Company maintained its generic pharmaceutical manufacturing operations.

Interest Expense, Net of Interest Income

The Company’s interest expense, net of interest income for the three months ended March 31, 2005 and March 31, 2004 was as follows (in thousands):

3/31/05 INTEREST EXPENSE, NET OF INTEREST INCOME	3/31/04 INTEREST EXPENSE, NET OF INTEREST INCOME	3/31/05-3/31/04 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE ($)	3/31/05-3/31/04 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE (%)
$111	$951	($840)	(88%)

The change in the interest expense, net of interest income reflects the interest savings from the restructuring of the Company's Senior Secured Term Note indebtedness to Watson Pharmaceuticals, Inc. in February, 2004 as well as the conversion of the Company’s 5% convertible debentures into convertible preferred stock on August 13, 2004.

Amortization of Deferred Debt Discount and Private Debt Offering Costs

The Company’s deferred debt discount and private debt offering costs for the three months ended March 31, 2005 and March 31, 2004 was as follows (in thousands):

3/31/05 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS	3/31/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS	3/31/05-3/31/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS CHANGE ($)	3/31/05-3/31/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS CHANGE (%)
$ -, consisting of	$10,843, consisting of	($10,843)	(100%)
• $ - private debt offering costs	• $98 private debt offering costs
• $ - deferred debt discount	• $10,745 deferred debt discount

The Company incurred no debt discount nor debt offering cost amortization during the three months ended March 31, 2005 as a result of the conversion of all convertible debentures into preferred stock at August 13, 2004, and all remaining unamortized deferred debt discount and private debt offering cost balances were written off to expense.

Net Loss

The Company’s net income (loss) for the three months ended March 31, 2005 and March 31, 2004 was as follows (in thousands):

3/31/05 NET INCOME (LOSS)	3/31/04 NET INCOME (LOSS)	3/31/05-3/31/04 NET INCOME (LOSS) CHANGE ($)	3/31/05-3/31/04 NET INCOME (LOSS) CHANGE (%)
($1,948)	$680	($2,628)	(387%)

Included in the net loss is for the three months ended March 31, 2005 is $70 on gain from asset disposals. Included in net income for the three months ended March 31, 2004 are gains on debt restructuring of $12,401 and asset sales of $1,754 and other income of $403 relating to settlement of a liability at discount.

Liquidity and Capital Resources

At March 31, 2005, the Company had cash and cash equivalents of approximately $1.8 million as compared to approximately $3.1 million at December 31, 2004. The Company had working capital of approximately $1.1 million at March 31, 2005 as compared to working capital of approximately $2.4 million at December 31, 2004.

2004 Debenture Offering

On February 10, 2004, the Company consummated a private offering of convertible senior secured debentures (the "2004 Debentures") in the aggregate principal amount of approximately $12.3 million (the "2004 Debenture Offering"). The 2004 Debentures were issued by the Company pursuant to a certain Debenture and Share Purchase Agreement dated as of February 6, 2004 (the "2004 Purchase Agreement") by and among the Company, Care Capital Investments, Essex Woodlands Health Ventures, Galen Partners and each of the purchasers listed on the signature page thereto. On April 14, 2004 and May 26, 2004, the Company completed additional closings under the 2004 Purchase Agreement raising the aggregate gross proceeds received by the Company from the offering of the 2004 Debentures to $14 million. As the conversion price of the 2004 Debentures was less than the fair market value of the Company’s Common Stock on the date of issue, beneficial conversion features were determined to exist. The Company recorded approximately $14.0 million of debt discount limited to the face amount of the new debt. The debt discount was amortized over the life of the debt, which matured on August 13, 2004, the date the 2004 Debentures were automatically converted into the Company's Series A Convertible Preferred Stock.

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

Commercial Focus, Cash Reserves and Funding Requirements

As of April 27, 2005, the Company had cash and cash equivalents of approximately $1.4 million. The majority of such cash reserves will be dedicated to the development of the Company's AversionTM Technology, the prosecution of the Company's patent applications relating to the AversionTM Technology and for administrative and related operating expenses. The Company has suspended further development and commercialization efforts relating to the Opioid Synthesis Technologies and expects to minimize the use of cash and cash equivalents for the prosecution of patent applications relating to the Opioid Synthesis Technologies.

As restructured, the Company is no longer engaged in the manufacture and sale of finished dosage generic pharmaceutical products. As a result, the Company has no ability presently to generate revenue from product sales. Accordingly, the Company must rely on its current cash reserves to fund the development of its AversionTM Technology and related ongoing administrative and operating expenses. The Company's future sources of revenue, if any, will be derived from contract signing fees, milestone payments and royalties and/or profit sharing payments from licensees for the Company's AversionTM Technology. The Company estimates that its current cash reserves will be sufficient to fund the development of the AversionTM Technology and related operating expenses only through June 2005. To fund operations through March, 2006, the Company estimates that it must raise additional financing, or enter into alliances or collaboration agreements with third parties providing for net proceeds to the Company of at least $5 million. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

Even assuming the Company is successful in securing additional sources of financing to fund the continued development of the AversionTM Technology, or otherwise enters into alliances or collaborative agreements relating to the AversionTM Technology, there can be no assurance that the Company's development efforts will result in commercially viable products. The Company's failure to successfully develop the AversionTM Technology in a timely manner, to obtain an issued U.S. patent relating to the AversionTM Technology and to avoid infringing third-party patents and other intellectual property rights will have a material adverse impact on its financial condition and results of operations.

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

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of March 31, 2005:

	TOTAL	DUE IN 2005	DUE IN 2006	DUE IN 2007	DUE THEREAFTER
	(In thousands)
Term loan payable	$5,000	—	—	$5,000	—
Capital leases	86	22	32	25	7
Operating leases	27	22	5	—	—
Market research obligations	36	36	—	—	—
Contract research obligations	202	202	—	—	—
Employment agreements	580	455	125	—	—

Total Contractual Cash Obligations	$5,931	$737	$162	$5,025	$7

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission ("SEC") in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the Notes to Consolidated Financial Statements included as a part of this Report, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. In preparing these financial statements, the Company has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions. The Company's critical accounting policies are as follows:

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

Deferred Debt Discount

Deferred debt discount will result from the issuance of stock warrants and beneficial conversion features in connection with the issuance of subordinated debt, common stock interest payments and other notes payable. The amount of the discount is recorded as a reduction of the related obligation and is amortized over the remaining life of the related obligations. Management determines the amount of the discount, based, in part, by the relative fair values ascribed to the warrants determined by an independent valuation or through the use of the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions made by management regarding the estimated life of the warrant, the estimated volatility of the Company's common stock and the expected dividend yield.

New Accounting Pronouncements

Share-Based Payment

On December 16, 2004, the FASB released FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“FASB 123R”)”. These changes in accounting replace existing requirements under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and eliminates the ability to account for share-based compensation transaction using APB Opinion No.25, “Accounting for Stock Issued to Employees”. The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issues. This Statement does not change the accounting for similar transactions involving parties other than employees. In April 2005, the SEC delayed implementation of FASB 123R for publicly traded companies such that they must apply this Standard as of the beginning of the next fiscal year that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has not completed it evaluation of the impact of adopting FASB 123R on its consolidated financial statements, but anticipates that more compensation costs will be recorded in the future if the use of options for employees and director compensation continues as in the past.

Risk Factors Relating To The Company

The Company Received a "Going Concern" Opinion From Its Independent Auditors, Has a History of Operating Losses and May Not Achieve Profitability Sufficient to Generate a Positive Return on Shareholders' Investment

We have incurred net losses since 1992, including net losses of approximately $1.9 million for three months ended March 31, 2005, $70.0 million for the year ended December 31, 2004 and $48.5, $59.6 and $12.6 million for fiscal 2003, 2002 and 2001, respectively. As of March 31, 2005 our accumulated deficit was approximately $281.5 million. The Company's consolidated financial statements for the year ended December 31, 2004 and 2003 have been prepared on a going-concern basis, expressing substantial doubt about the Company's ability to continue as a going concern as a result of recurring losses and negative cash flows. Our future profitability will depend on several factors, including:

•	the successful completion of the formulation development, clinical testing and acceptable regulatory review of our AversionTM Technology;

•	the receipt of a notice of allowance and issued patent from the US Patent and Trademark Office ("PTO") for the material claims in our patent application relating to the AversionTM Technology;

•	the AversionTM Technology not infringing third-party patents or other intellectual property rights;

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

We currently have no committed sources of capital. We anticipate that our existing capital resources will be sufficient to fund operations only through June, 2005. To fund operations through March, 2006, the Company estimates that it must raise additional financing, or enter into alliances or collaborative agreements with third parties providing for net proceeds to the Company of at least $5 million. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

Even assuming the Company is successful in securing additional sources of financing to fund the continued development of the Technologies, or otherwise enters into alliances or collaborative agreements relating to the Technologies, there can be no assurance that the Company's development efforts will result in commercially viable products.

We Have No Near Term Sources of Revenue and Must Rely on Current Capital Resources, Third Party Financing, and Technology Licensing Fees to Fund Operations

Pending the completion of the development and commercial scale up of our Technologies, and the receipt of regulatory approval of products incorporating our Technologies, of which no assurance can be given, the Company must rely on its current capital resources, third-party financing and technology licensing fees to fund the Company's operations. As a consequence of the restructuring of our operations, including the cessation of our finished dosage manufacturing and packaging operations at our former Congers, NY facilities and the sale of such assets and related generic products to third parties, we have no ability to generate revenues from the sale of generic products. As of April 27, 2005, we had cash and cash equivalents of approximately $1.4 million. No assurance can be given that such cash resources will be sufficient to fund the continued development of our Technologies until such time as we generate revenue from the license of products incorporating the Technologies to third parties. Moreover, in the event of a cash shortfall, no assurance can be given that we will be successful in raising additional financing to fund operations or, if funding is obtained, that such funding will be sufficient to fund operations until the Company's Technologies, or products incorporating such Technologies, may be commercialized.

Our Product Candidates Are Based on Technologies That Could Ultimately Prove Ineffective

In accordance with the restructuring of the Company's operations, the Company has transitioned to a single operations facility located in Culver, Indiana. At such site, the Company will seek to develop its proprietary AversionTM Technology. The first product candidate ("Product Candidate #1") resulting from the AversionTM Technology is a tablet formulation intended for oral administration and has an active IND on file with FDA relating to such product candidate. The Company has additionally formulated a second product candidate (“Product Candidate #2”) incorporating the AversionTM Technology and has an active IND on file with the FDA for such product candidate. Since the formulation of Product Candidate #2, the Company has suspended all new development activities for Product Candidate #1 and will focus future development activities on Product Candidate #2. Substantial additional clinical and non-clinical testing will be required to continue development and for the preparation and submission of a new drug application (“NDA”) filing with the FDA. There can be no assurance that Product Candidate #2 or any other product developed using the AversionTM Technology will lead to a NDA submission to the FDA and that if an NDA is filed, that the FDA will approve such regulatory application to allow for commercial distribution of the product.

With respect to the Opioid Synthesis Technologies, while the Company believes that such technologies are effective and cost-effective methods of manufacturing opioid APIs, such technologies will need to be scaled up to commercial scale to have economic value, of which no assurance can be given. Additionally, unless the Company secures third-party financing dedicated to the scale up expenses relating to the Opioid Synthesis Technologies (estimated by the Company to be at least $7.0 million), the Company will be unable to complete the commercial scale up of the Opioid Synthesis Technologies. No assurance can be given that the Company will obtain the third-party financing necessary to scale up the Opioid Synthesis Technologies or, if such financing is obtained, that any one or more of the Opioid Synthesis Technologies will be capable of commercial scale up. The Company has suspended further development and commercialization efforts relating to the Opioid Synthesis Technologies.

The Company is committing substantially all of its resources and available capital to the development of the AversionTM Technology and the prosecution of its patent applications for such Technologies. The failure of the Company to successfully develop the AversionTM Technology, to successfully obtain an issued patent from the PTO relating to the AversionTM Technology and product candidates utilizing the AversionTM Technology, and to avoid infringing third-party patents and intellectual property rights in the commercialization of such AversionTM Technology will have a material adverse effect on the Company's operations and financial condition.

If Pre-clinical Testing or Clinical Trials For Our Product Candidates Are Unsuccessful or Delayed, We Will Be Unable to Meet Our Anticipated Development and Commercialization Timelines.

To obtain FDA approval for any of our product candidates, we must submit to the FDA an NDA demonstrating, among other things, that the product candidate is safe and effective in humans for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. As we do not possess the resources or employ all the personnel necessary to conduct clinical trial studies, it is our intention to rely on collaborative partners to conduct Phase II and Phase III clinical trials on our product candidates. As a result, we will have less control over the timing and other aspects of these clinical trials than if we performed the monitoring and supervision of clinical trials entirely on our own. Third parties may not perform their responsibilities for our pre-clinical testing or clinical trials on our anticipated schedule or, for clinical trials, consistent with a clinical trial protocol. Delays in pre-clinical and clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

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

Additionally, due to the nature of the market for pain management products, it may be necessary for us to license all or a significant portion of our product candidates to a single collaborator, thereby eliminating our opportunity to commercialize other pain management products with other collaborative partners.

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

Our Success Depends on Our Ability to Protect Our Intellectual Property

Our success depends in significant part on our ability to obtain patent protection for our AversionTM Technology, both in the United States and in other countries, and to enforce these patents. The patent positions of pharmaceutical firms, including us, are generally uncertain and involve complex legal and factual questions. Although we have filed five (5) patent applications with the PTO and one (1) foreign patent application on our AversionTM Technology, there is no assurance that a patent will issue or, if issued, that such patent will be valid and enforceable against third party infringement or that such patent will not infringe any third party patent or intellectual property. Moreover, even if patents do issue on our AversionTM Technology, the claims allowed may not be sufficiently broad to protect the products incorporating the AversionTM Technology. In addition, issued patents may be challenged, invalidated or circumvented. Even if issued, our patents may not afford us protection against competitors with similar technology or permit the commercialization of our products without infringing third-party patents or other intellectual property rights.

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

Our Technologies may be found to infringe upon claims of patents owned by others. If we determine or if we are found to be infringing on a patent held by another, we might have to seek a license to make, use, and sell the patented technologies. In that case, we might not be able to obtain such license on terms acceptable to us, or at all. If a legal action is brought against us, we could incur substantial defense costs, and any such action might not be resolved in our favor. If such a dispute is resolved against us, we may have to pay the other party large sums of money and our use of our Technologies and the testing, manufacturing, marketing or sale of one or more of our products could be restricted or prohibited. Even prior to resolution of such a dispute, use of our Technologies and the testing, manufacturing, marketing or sale of one or more of our products could be restricted or prohibited.

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

The Company expects to seek and obtain licenses to such patents or patent applications when, in the Company's judgment, such licenses are needed. If any such licenses are required, there can be no assurances that the Company would be able to obtain any such license on commercially favorable terms, or at all, and if these licenses are not obtained, the Company might be prevented from making, using and selling the AversionTM Technology and products. The Company's failure to obtain a license to any technology that it may require would materially harm the Company's business, financial condition and results of operations. We cannot assure that the Company's products and/or actions in developing products incorporating the Company's AversionTM Technology will not infringe third-party patents.

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

We may encounter delays or rejections during any stage of the regulatory approval process based upon the failure of clinical or laboratory data to demonstrate compliance with, or upon the failure of the products to meet, the FDA's requirements for safety, efficacy and quality; and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of a marketing application, in the form of an NDA, a 502(b)(2) application, or an Abbreviated New Drug Application ("ANDA"), the FDA may deny the application, may require additional testing or data and/or may require post-marketing testing and surveillance to monitor the safety or efficacy of a product. The FDA commonly takes one to two years to grant final approval to a marketing application (NDA, 505(b)(2) or ANDA). Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of the products incorporating the Company’s Technologies.

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

We May Not Obtain Required DEA Approval for Our Narcotic Raw Materials Import Registration

Our business strategy focuses on the development of opioid containing products incorporating the Technologies. The development, marketing and sale of products incorporating the Technologies is subject to extensive regulation by the DEA and FDA. At present, the Company's facility located in Culver, Indiana is approved by the DEA to manufacture DEA controlled substance active pharmaceutical ingredients ("APIs") and finished dosage products incorporating such API’s. We are seeking to obtain a registration from the DEA to import narcotic raw materials ("NRMs") and have been engaged in the application process seeking approval to import NRMs directly from foreign countries for use in our opioid API manufacturing efforts since early 2001.

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

We Must Obtain FDA Approval to Manufacture Our Products at Our Facilities; Failure to Obtain FDA Approval and Maintain Compliance with FDA Requirements May Prevent or Delay the Manufacture of Our Products and Costs of Manufacture May Be Higher Than Expected

We have constructed and installed the equipment necessary to manufacture clinical trial supplies of our AversionTM product candidates in tablet formulations at our Culver, Indiana facility. To be used in clinical trials, all of our product candidates must be manufactured in conformity with current Good Manufacturing Practice (cGMPs) regulations as interpreted and enforced by the FDA. All such product candidates must be manufactured, packaged, and labeled and stored in accordance with cGMPs. Modifications, enhancements or changes in manufacturing sites of marketed products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain. Our Culver, Indiana facility, as well as those of any third-party manufacturers that we may use, are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if such inspections are unsatisfactory.

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

We will compete for market share against fully integrated pharmaceutical companies or other companies that collaborate with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have opioid analgesics already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources then we do as well as significantly greater experience in developing products, conducting pre-clinical testing and human clinical trials, obtaining FDA and other regulatory approvals, formulating and manufacturing drugs, and commercializing drugs.

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
Control of the Company

Galen Partners beneficially owns in excess of an aggregate of approximately 46% of the Company's common stock (after giving effect to the conversion of outstanding common stock purchase warrants held by Galen Partners). In addition, pursuant to the terms of the Amended and Restated Voting Agreement dated February 6, 2004, between the Company and the holders of the Company's outstanding convertible preferred stock, all holders of the Company's convertible preferred stock have agreed that the Board of Directors shall be comprised of not more than 7 members, 4 of whom shall be the designees of each of Care Capital Investments II, LP, Essex Woodlands Health Venture V, L.P. and Galen Partners. Each of Care Capital, Essex Woodlands and Galen Partners has the right to designate one member of the Company's Board of Directors and each of such investors collectively may designate one additional member to the Board. As a result, Galen Partners, in view of its ownership percentage of the Company, and each of Care Capital, Essex Woodlands and Galen Partners, by virtue of their controlling positions on the Company's Board of Directors, will be able to control or significantly influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions. The interests of Care Capital, Essex Woodlands and Galen Partners may not always coincide with the interests of other shareholders and such entities may take action in advance of their interests to the detriment of our other shareholders.

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

PART II

Item 2. Changes In Securities, Use of Proceed and Issuer Purchases of Equity Securities

Issuance of Common Shares

During the quarter ended March 31, 2005 the Company issued 200,876 shares of the Company’s common stock as payment of $122,000 accrued interest payable March 31, 2005 on the Company’s senior secured term note and issued 278,572 shares of the Company’s common stock as result of shareholders’ election to convert 278,572 shares of the Company’s Series C-1 Junior convertible preferred stock.
Exemption from Registration

The Company issued the above-described Common Stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933. Each of the holders of the senior secured term note represented to the Company that such holder was an accredited investor as defined in Rule 501(a) of the Securities Act of 1933 and that the securities issued pursuant thereto were being acquired for investment purposes.

Item 6. Exhibits

(a)	The exhibits required to be filed as part of this Report on form 10-Q are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2005	ACURA PHARMACEUTICALS, INC.

	By:	/s/ Andrew D. Reddick
Andrew D. Reddick
President & Chief Executive Officer

By:	/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

Exhibit Index

Exhibit	Document

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.