Form 10-Q
period 2005-06-30
ACURA PHARMACEUTICALS, INC
filed 2005-07-14
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

or

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

Yes ☐ No ☑

As of July 14, 2005 the registrant had 23,152,438 shares of Common Stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	June 30,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,033	$3,103
Cash and cash equivalents- restricted	200	--
Prepaid expenses and other current assets	216	307

Total current assets	1,449	3,410

PROPERTY, PLANT & EQUIPMENT, NET	1,422	1,555

OTHER ASSETS AND DEPOSITS	7	2
TOTAL ASSETS	$2,878	$4,967

See accompanying notes to consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2005	2004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Senior secured term note payable	$1,000	$--
Current maturities of capital lease obligations	30	29
Accrued expenses	369	959
Total current liabilities	1,399	988

TERM NOTE PAYABLE	5,000	5,000

CAPITAL LEASE OBLIGATIONS, less current maturities	48	64
TOTAL LIABILITIES	6,447	6,052

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock - $.01 par value; authorized
290,000,000 shares; issued and outstanding,
217,694,414 and 217,972,986 shares, at June 30, 2005
and December 31, 2004, respectively	2,177	2,180
Common stock - $.01 par value; authorized
650,000,000 shares; issued and outstanding,
23,152,438 and 22,466,967 shares at June 30, 2005
and December 31, 2004, respectively	232	225
Additional paid-in capital	277,378	277,129
Unearned compensation	(485)	(1,078)
Accumulated deficit	(282,871)	(279,541)

STOCKHOLDERS’ DEFICIT	(3,569)	(1,085)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,878	$4,967

See accompanying notes to consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	JUNE 30,
	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	2005	2004	2005	2004

Net revenues	$--	$838	$--	$210

Cost of manufacturing	--	1,437	--	184
Research and development	1,682	1,242	729	1,004
Selling, marketing, general and administrative	1,492	2,363	537	1,142

Loss from operations	(3,174)	(4,204)	(1,266)	(2,120)

Other income (expense)
Interest expense	(263)	(2,152)	(137)	(1,194)
Interest income	24	22	9	15
Amortization of deferred debt discount
and private debt offering costs	--	(24,655)	--	(13,812)
Gain on asset disposals	83	1,755	13	1
Gain on debt restructure	--	12,401	--	--
Other	--	401	(1)	(2)

Total other expense	(156)	(12,228)	(116)	(14,992)

NET LOSS	$(3,330)	$(16,432)	$(1,382)	$(17,112)

Basic and diluted loss per share	$(0.15)	$(0.76)	$(0.06)	$(0.79)

Weighted average number of outstanding shares	22,772,803	21,612,382	22,948,679	21,623,061

See accompanying notes to consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

(UNAUDITED)

(In thousands)

	June 30,
	2005	2004

Cash flows from Operating Activities:
Net loss	$(3,330)	$(16,432)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	65	251
Amortization of deferred debt discount and private debt offering costs	--	24,655
Amortization of deferred product acquisition costs	--	205
Non-cash compensation charge on options	593	--
Gain on asset disposals	(82)	(1,755)
Gain on debt restructure	--	(12,401)

Changes in assets and liabilities
Accounts receivable	--	315
Inventories	--	312
Prepaid expenses and other current assets	91	182
Other assets and deposits	(5)	149
Accounts payable	--	(1,895)
Accrued expenses	(338)	2,665
Total adjustments	324	12,683
Net cash used in operating activities	(3,006)	(3,749)

Cash flows from Investing Activities:
Capital expenditures	(34)	(99)
Proceeds from asset disposals	184	2,002
Net cash provided by investing activities	150	1,903

Cash flows from Financing Activities:
Payments on senior secured term note payable	--	(4,000)
Proceeds from issuance of senior secured term note payable, less restricted cash	800	--
Payments on capital lease obligations	(14)	(30)
Proceeds from issuance of subordinated convertible debentures	--	11,951
Payments to Department of Justice	--	(434)
Net cash provided by financing activities	786	7,487

(Decrease) increase in cash and cash equivalents	(2,070)	5,641
Cash and cash equivalents at beginning of period	3,103	942
Cash and cash equivalents at end of period	$1,033	$6,583

Cash paid for interest	$6	$47

See accompanying notes to consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

For the six months ended June 30, 2005:

1.	The Company has issued 406,899 shares of Common Stock as payment of $253,000 of Term Note Payable accrued interest.

2.	The Company has issued 278,572 shares of Common Stock as result of the conversion of 278,572 shares of the Company’s Series C-1 Junior Preferred Stock.

For the six months ended June 30, 2004:

1.	The Company's Convertible Subordinated Debentures contained beneficial conversation features, which were valued at $14,000,000.

2.	The Company has repaid $166,000 of indebtedness in the form of product deliveries.

3.	Bridge Loans of $2,000,000 and accrued interest of $49,000 were converted into like amounts of Convertible Subordinated Debentures.

4.	The Company has issued 114,322 shares of Common Stock as payment of $63,000 of Secured Term Note Payable accrued interest.

See accompanying notes to consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

SIX MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

(In thousands)

	Preferred Stock $.01 Par Value		Common Stock $.01 Par Value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total

Balance at January 1, 2005	217,973	$2,180	22,467	$225	$277,129	$(1,078)	$(279,541)	$(1,085)

Issuance of Common Shares for interest	--	--	407	4	249	--	--	253

Conversion of Series C-1 Junior Convertible Preferred Shares	(279)	(3)	279	3	--	--	--	--

Amortization of unearned compensation	--	--	--	--	--	593	--	593

Net loss	--	--	--	--	--	--	(3,330)	(3,330)

Balance at June 30, 2005	217,694	$2,177	23,153	$232	$277,378	$(485)	$(282,871)	$(3,569)

See accompanying notes to consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Acura Pharmaceuticals, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and changes in cash flows for the three and six months ended June 30, 2005, assuming that the Company will continue as a going concern, have been made. The results of operations for the three and six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As restructured, the Company is an emerging specialty pharmaceutical company primarily engaged in research and development of proprietary abuse deterrent formulation technologies ("Aversion TM Technology") intended to deter the abuse of orally administered opioid analgesic products. The Company is also engaged in collaborative research and development with a contract research organization and an academic institution for clinical evaluation and testing of the AversionTM Technology. In addition, to a much lesser extent, during 2004 and early 2005, the Company was engaged in research, development and manufacture of proprietary, high-yield, short cycle time, environmentally sensitive opioid synthesis processes (the "Opioid Synthesis Technologies" and, collectively with the AversionTM Technology, the “Technologies”) intended for use in the commercial production of certain bulk opioid APIs. The Company has suspended further development and commercialization efforts relating to the Opioid Synthesis Technologies. The Company expects to re-evaluate the development and commercialization of the Opioid Synthesis Technologies after the Administrative Law Judge’s determination relating to the Company’s Import Registration which was filed with the U.S. Drug Enforcement Administration (the “DEA”) in early 2001. The Import Registration, if ultimately granted, for which there can be no assurance, could provide the Company with an economical source of narcotic raw materials (“NRMs”) for use as starting materials in the commercial manufacture and supply of certain opioid APIs.

As of June 30, 2005, the Company has one (1) provisional US, two (2) non provisional US and one (1) international patent applications pending relating to its Aversion™ Technology.  Additionally, the Company has three (3) US patents issued, three (3) US Notices of Allowance granted, four (4) US and one (1) international patent applications pending related to its Opioid Synthesis Technologies. As of July 14, 2005, the Company retained ownership of all intellectual property and commercial rights to its product candidates and Technologies.

The Company conducts research, development, laboratory, stability, manufacturing and warehousing activities relating to the AversionTM Technology at its Culver, Indiana facility (the "Culver Facility"). The Culver Facility is registered by the DEA to perform research, development and manufacture for certain Schedule II - V controlled substances in bulk and finished dosage forms.

The Company plans to enter into development and commercialization agreements with strategically focused pharmaceutical company partners (the "Partners") providing that such Partners license the Company’s AversionTM Technology and further develop, register and commercialize multiple formulations and strengths of orally administered opioid-containing finished dosage products utilizing the AversionTM Technology. The Company expects to receive milestone payments and a share of profits and/or royalty payments derived from the Partners' sale of products incorporating the AversionTM Technology. The Company also believes that it may derive revenues through contract manufacture and supply of clinical trial and commercial supplies of finished dosage products for use by such Partners.

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

NOTE 2 - LIQUIDITY MATTERS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2005, the Company had unrestricted cash and cash equivalents of $1.0 million, working capital of $0.1 million, and accumulated deficit of $282.9 million. At December 31, 2004, the Company had cash and cash equivalents of $3.1 million, working capital of $2.4 million and accumulated deficit of $279.5 million. The Company incurred a loss from operations of $3.2 million and a net loss of $3.3 million during the six months ended June 30, 2005 and a loss from operations of $9.9 million and a net loss of $70.0 million during the year ended December 31, 2004. Historically, the Company has incurred significant losses from operations and until such time as its research and development efforts are commercialized, of which no assurance can be given, the Company will continue to incur operating losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company estimates that its current cash reserves will be sufficient to fund the development of the AversionTM Technology and related operating expenses only through late August 2005. To fund operations through March, 2006, the Company estimates that it must raise additional financing, or enter into alliances or collaboration agreements with third parties. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) released FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“SFAS 123R”)”. These changes in accounting replace existing requirements under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and eliminates the ability to account for share-based compensation transaction using APB Opinion No.25, “Accounting for Stock Issued to Employees”. The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issues. This Statement does not change the accounting for similar transactions involving parties other than employees. In April 2005, the Securities and Exchange Commission (the “SEC”) delayed implementation of SFAS 123R for publicly traded companies such that they must apply this Standard as of the beginning of the next fiscal year that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has not completed it evaluation of the impact of adopting SFAS 123R on its consolidated financial statements, but anticipates that more compensation costs will be recorded in the future if the use of options for employees and director compensation continues as in the past.

Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”, (“SFAS 154”). SFAS 154 primarily requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2007.

NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made on the December 31, 2004 balance sheet to conform to the June 30, 2005 balance sheet presentation.

NOTE 5 - CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. At June 30, 2005, the Company did not have any purchased debt instruments. At December 31, 2004, cash equivalents consisted of bank investments totaling approximately $2.6 million.

At June 30, 2005, the Company had pledged $200,000 of cash against the $1,000,000 Senior Secured Term Note Payable maturing on June 1, 2006.

NOTE 6 - RESEARCH AND DEVELOPMENT

Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related costs of research and development personnel, and the costs of consultants, patent counsel, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company considers that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This includes up-front and milestone payments made to third parties in connection with research and development collaborations.

The Company had $859,000 of research and development commitments with third parties at June 30, 2005. The Company had no research and development commitments with third parties at December 31, 2004.

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

The Financial Accounting Standards Board Statement “Accounting for Income Taxes” (“SFAS 109”) requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. At June 30, 2005, a valuation allowance equal to 100% of the net deferred income tax assets was used and primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards.

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

	JUNE 30,
	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	2005	2004	2005	2004
	(In thousands, except per share data)

Net loss, as reported	$(3,330)	$(16,432)	$(1,382)	$(17,112)

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(59)	(111)	(28)	(47)

Net loss, pro forma	$(3,389)	$(16,543)	$(1,410)	$(17,159)

Weighted average number of outstanding shares	22,773	21,612	22,949	21,623

Earnings per share:
Basic and diluted loss per share, as reported	$(0.15)	$(0.76)	$(0.06)	$(0.79)
Basic and diluted loss per share, pro forma	$(0.15)	$(0.77)	$(0.06)	$(0.79)

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

NOTE 9 - UNEARNED COMPENSATION

The Company granted approximately 13,175,000 options to employees to purchase common stock for $0.13 per share. As a result of the grant (in 2004), the Company recorded approximately $3,030,000 of unearned compensation in accordance with APB Opinion No. 25; $593,000 and $0 of the unearned compensation was amortized to expense during the six months ended June 30, 2005 and June 30, 2004, respectively. The Company amortizes unearned compensation over the vesting period of the underlying option.

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

	JUNE 30,
	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	2005	2004	2005	2004
	(In thousands, except per share data)

Numerator:
Net loss	$(3,330)	$(16,432)	$(1,382)	$(17,112)

Denominator:
Basic weighted average of shares outstanding	22,773	21,612	22,949	21,623
Convertible debentures	--	--	--	--
Convertible preferred stock	--	--	--	--
Warrants	--	--	--	--
Stock options	--	--	--	--
Diluted weighted average of shares outstanding	22,773	21,612	22,949	21,623

Earnings per share:
Basic and diluted loss per share	$(0.15)	$(0.76)	$(0.06)	$(0.79)

For the six month periods ended June 30, 2005 and 2004, approximately 346.7 million and 340.5 million, respectively, and for the three month periods ended June 30, 2005 and 2004, approximately 341.2 million and 340.5 million, respectively, of common stock equivalents relating to outstanding warrants, options and convertible preferred shares have been excluded from the calculation of diluted loss per share because they are anti-dilutive.

NOTE 11 - CONVERTIBLE PREFERRED STOCK

At June 30, 2005, convertible preferred stock consists of the following:

		June 30, 2005
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

Liquidation Preference of Junior Preferred Shares

In general, the Series B and Series C Preferred Shares (collectively, the “Junior Preferred Shares”) have a liquidation preference equal to one (1) times the principal amount plus accrued and unpaid interest of the Debentures that were converted into Junior Preferred Shares. The liquidation preference of the Series B Preferred has priority over, and will be satisfied prior to, the liquidation preference of the Series C Preferred. The liquidation preference for each class of the Junior Preferred Shares is equal to the conversion prices of such shares. The Junior Preferred Shares are convertible into the Company's Common Stock, with each Junior Preferred Share convertible into one share of Common Stock. The holders of the Junior Preferred Shares have the right to vote as part of the single class with all holders of the Company's Common Stock and the holders of the Series A Preferred on all matters to be voted on by such stockholders, with each holder of Junior Preferred Shares having such number of votes as shall equal the number of votes he would have had if such holder had converted all Junior Preferred Shares held by such holder into Common Stock immediately prior to the record date relating to such vote.

Conversions

During the six months ended June 30, 2005 the Company issued 278,572 shares of Common Stock as result of the conversion of 278,572 shares of the Company’s Series C-1 Junior Preferred Stock.

NOTE 12 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 30, 2005	December 31, 2004
	(In thousands)

Bonus, Payroll, Payroll Taxes and Benefits	67	573
Legal Fees	75	124
Audit Examination and Tax Preparation Fees	51	85
Litigation Settlement	35	25
Franchise Taxes	60	--
Property and Sales Taxes	53	30
Medicaid Rebates	16	50
Regulatory, Trademarks and Patent Consulting	12	40
Other	--	32
	$369	$959

NOTE 13 - SENIOR SECURED TERM NOTE PAYABLE

Bridge Loan Financing

The Company is a party to a Loan Agreement, dated June 22, 2005 (the “Bridge Loan Agreement”) by and among Essex Woodlands Health Venture V, L.P., Care Capital Investments II, L.P., Care Capital Offshore Investments II, L.P., Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, the “Bridge Lenders”) providing for bridge financing to the Company in the principal amount of $1.0 million (the “2005 Bridge Loan”). The net proceeds from the 2005 Bridge Loan, after the satisfaction of related expenses, will be used by the Company to continue the development of its AversionTM Technology and to fund operating expenses. The 2005 Bridge Loan is secured by a lien on all of the Company’s assets, senior in right of payment and lien priority to all other indebtedness of the Company. The 2005 Bridge Loan bears interest at the rate of ten percent (10%) per annum and matures on June 1, 2006. The 2005 Bridge Loan is subject to mandatory pre-payment by the Company upon the Company’s completion of equity or debt financing or any sale, transfer, license or similar arrangement pursuant to which the Company or any of its Subsidiaries sells, licenses or otherwise grant rights in any material portion of the Company’s intellectual property to any third party, provided that the consummation of any such transaction results in cash proceeds to the Company, net of all costs and expenses, of at least $3.5 million. The Bridge Loan Agreement requires that the Company maintain minimum cash deposits of at least $200,000. The Bridge Loan Agreement also contains normal and customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt or grant any lien on the assets of the Company or its Subsidiaries, subject to certain permitted exclusions.

Original Terms of Watson Term Loan

In connection with various transactions between the Company and Watson completed in 2001, Watson advanced $17.5 million to the Company under the terms of a certain loan agreement by and between the Company and Watson (“Watson Term Loan”), dated as of March 29, 2000, as subsequently amended on each of June 30, 2000, December 20, 2002 and February 6, 2004. The Watson Term Loan was evidenced by a note in the principal amount of $17.5 million (the “Original Watson Note”). The Watson Term Loan was secured by a first lien on all of the Company’s assets, senior to the lien securing all other Company indebtedness, and carried a floating rate of interest equal to prime plus two percent and had an original maturity date of June 30, 2004.

2002 Amendment to Watson Term Loan and Issuance of the Watson Warrant

As part of the Company’s 2002 Debenture Offering, the Watson Term Loan was amended to (1) extend the maturity date to June 30, 2006, (2) increase the interest rate to prime plus four and one half percent and (3) increase the principal amount to approximately $21.4 million to reflect the inclusion of the Company's payment obligations under the Core Products Supply Agreement between Watson and the Company. As amended, the Watson Term Loan was evidenced by the Original Watson Note and an additional note in the principal amount of approximately $ 3.9 million (collectively, the “Watson Notes”). In consideration of the amendment to the Watson Term Loan, the Company issued to Watson a common stock purchase warrant (“Watson Warrant”) exercisable for 10,700,665 shares of the Company’s common stock at an exercise price of $0.34 per share. The warrant has a term expiring December 31, 2009. The fair value of the Watson Warrant on the date of grant, as calculated using the Black-Scholes option-pricing model, of $11,985,745 was charged to earnings on the date of grant as a loss on the extinguishment of debt. As of December 31, 2003, Watson had advanced approximately $21.4 million to the Company under the Watson Term Loan and the interest rate was 8.50%.

2004 Amendment to Watson Term Loan

In satisfaction of a condition to the completion of the Company’s 2004 Debenture Offering, simultaneous with the initial closing of such offering, the Watson Term Loan was further amended, as a result of which (1) the Company paid Watson the sum of approximately $4.3 million (which amount was funded from the proceeds of the 2004 Debenture Offering), (2) the Company conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes, (3) all then-current supply agreements between the Company and Watson were terminated , (4) Watson waived the dilution protections contained in the Watson Warrant, to the extent such dilution protections were triggered by the transactions provided in the 2004 Debenture Offering and (5) the Watson Notes were consolidated into a single note in the principal amount of $5.0 million (the “2004 Note”), which (i) bears interest at the rate equal to the prime rate plus four and one half percent (4.5%) per annum, (ii) has a maturity date of June 30, 2007 (extended from June 30, 2006), (iii) provides for satisfaction of future quarterly interest payments thereunder in the form of the Company’s Common Stock, (iv) provides for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default thereunder and (v) is secured by a first lien on all assets of the Company. Further, the Company’s obligations under the 2004 Note are guaranteed by Acura Pharmaceutical Technologies, Inc. and Axiom Pharmaceutical Corporation, each a wholly-owned subsidiary of the Company, which guarantees are secured by all assets of such subsidiaries, and, in the case of Acura Pharmaceutical Technologies, Inc., by a mortgage lien on its real property located in Culver, Indiana.

Purchase of the 2004 Note

Simultaneous with the issuance of the 2004 Note, each of the investors in the 2004 Debentures at the initial closing of the offering on February 10, 2004 (collectively, the “Watson Note Purchasers”) purchased the 2004 Note from Watson in consideration for a payment to Watson of $1.0 million. The 2004 Note was secured by a first lien on all of the Company's and its subsidiaries' assets, carries a floating rate of interest equal to the prime rate plus 4.5%, provides for the satisfaction of interest payments in the form of the Company’s Common Stock and matures on June 30, 2007. The rate of interest at June 30, 2005 was 10.50%. Effective July 1, 2005, the rate of interest increased to 10.75%. As part of the completion of the 2005 Bridge Loan, the Watson Note Purchasers and the Bridge Lenders executed a Subordination Agreement, dated June 22, 2005, providing for the subordination of the lien and payment priority of the 2004 Note in favor of the lien and payment priority of the 2005 Bridge Loan.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Contracts

Andrew D. Reddick is employed pursuant to an Employment Agreement effective as of August 26, 2003, which provides that Mr. Reddick will serve as the Company's Chief Executive Officer and President for an initial term expiring August 26, 2005. The term of the Employment Agreement provides for automatic one (1) year renewals in the absence of written notice to the contrary from the Company or Mr. Reddick at least ninety (90) days prior to the expiration of the initial term or any subsequent renewal period. The Employment Agreement was amended on May 24, 2005 to reduce the written notice period from at least ninety (90) days to thirty (30) days prior to the expiration of the initial term.

Peter A. Clemens is employed pursuant to an Employment Agreement effective as of March 10, 1998, with amendments dated June 28, 2000, and May 4, 2001. On January 5, 2005, the employment agreement was amended to provide that Mr. Clemens will serve as the Company's Senior Vice President and Chief Financial Officer for a term expiring April 30, 2006.

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

As restructured, the Company is an emerging specialty pharmaceutical company primarily engaged in research and development of proprietary abuse deterrent formulation technologies ("Aversion TM Technology") intended to deter the abuse of orally administered opioid analgesic products. In addition, to a lesser extent, during 2004 and early 2005, the Company was engaged in research, development and manufacture of proprietary, high-yield, short cycle time, environmentally sensitive opioid synthesis processes (the "Opioid Synthesis Technologies" and, collectively with the AversionTM Technology, the “Technologies”) intended for use in the commercial production of certain bulk opioid active pharmaceutical ingredients ("APIs"). The Company has suspended further development and commercialization efforts relating to the Opioid Synthesis Technologies. The Company expects to re-evaluate the development and commercialization of the Opioid Synthesis Technologies after the Administrative Law Judge’s determination relating to the Company’s Import Registration.

As of June 2005, the Company has one (1) provisional US, two (2) non provisional US and one (1) international patent applications pending relating to its Aversion™ Technology.  Additionally, the Company has three (3) US patents issued, three (3) US Notice of Allowance granted, four (4) US and one (1) international patent applications pending related to its Opioid Synthesis Technologies.

Company’s Present Financial Condition and Commercial Focus

At June 30, 2005, the Company had unrestricted cash and cash equivalents of approximately $1.0 million compared to approximately $3.1 million at December 31, 2004. The Company had working capital of $0.1 million and $2.4 million at June 30, 2005 and December 31, 2004, respectively. The Company had an accumulated deficit of approximately $282.9 million and approximately $279.5 million at June 30, 2005 and December 31, 2004, respectively. The Company incurred a loss from operations of approximately $3.2 million and a net loss of approximately $3.3 million during the six months ended June 30, 2005, as compared to a loss from operations and net loss of $4.2 million and $16.4 million, respectively, for the six months ended June 30, 2004.

In implementing the restructuring adopted by the Board, the Company has transitioned to a single vertically integrated operations facility located in Culver, Indiana. The Company's strategy and key activities to be conducted at the Culver Facility are as follows:

o    Development, in concert with Contract Research Organizations (“CROs”), of the Company's AversionTM Technology for use in orally administered opioid finished dosage product candidates.

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

o    Prosecution of the Company's application to the U.S. Drug Enforcement Administration (“DEA”) for registration to import narcotic raw materials (“NRMs”).

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

o    The receipt of a Notice of Allowance and issued patents from the U.S. Patent and Trademark Office (“PTO”) for the material claims in the Company's patent applications relating to the AversionTM Technology;

o    The commercialization of products incorporating the AversionTM Technology without infringing the patents and other intellectual property rights of third parties; and,

o    The interest of third parties in the Technologies and the Company's ability to negotiate and execute commercially viable collaboration agreements with interested third parties relating to the Technologies.

Many of these factors will depend upon circumstances beyond the Company's control.

As of July 14, 2005, the Company had unrestricted cash and cash equivalents of approximately $0.7 million. The Company estimates its current cash reserves will be sufficient to fund the development of the AversionTM Technology and related operating expenses only through August, 2005. See “Liquidity and Capital Resources - Commercial Focus, Cash Reserves and Funding Requirements.”

To complete the development and regulatory approval of the Company's product candidates and commercialize such products, if any are approved by the FDA, the Company intends to enter into development and commercialization agreements with third party pharmaceutical company partners providing that such partners license the Company's Technologies and further develop, register and commercialize the Company's orally administered opioid-containing finished dosage products utilizing such Technology. Future revenue, if any, will be derived from milestone payments and a share of profits and/or royalty payments relating to such collaborative partners' sale of products incorporating the Company's Technologies. As of July 14, 2005, the Company did not have any such collaborative agreements, nor can there be any assurance that the Company will enter into collaborative agreements in the future.

Estimating the dates of completion of clinical development, and the costs to complete development, of the Company's product candidates would be highly speculative, subjective and potentially misleading. Pharmaceutical products require significant time to research, develop and commercialize, with the clinical trial portion of development generally taking several years to complete. The Company expects to reassess its future research and development plans based on the review of data received from current research and development activities. The cost and pace of future research and development activities are linked and subject to change.

Results of Operations for the Six Months Ended June 30, 2005 and June 30, 2004

In comparing results of operations for the six months ended June 30, 2005 with those for 2004 it is important to consider that in 2004 the Company, as restructured, focused the majority of its efforts and resources on research and development activities and subsequent to March, 2004, no longer maintained any generic manufacturing facilities or conducted any finished dosage manufacturing activities. Net product revenues and manufacturing expenses realized in 2004 were incurred as part of an orderly phase out of all generic product manufacturing and distribution activities.

Net Revenues

The Company's net revenues for the six months ended June 30, 2005 and June 30, 2004 were as follows (in thousands):

6/30/05 NET REVENUES	6/30/04 NET REVENUES	6/30/05-6/30/04 NET REVENUES CHANGE ($)	6/30/05-6/30/04 NET REVENUES CHANGE (%)
$ --	$838	$(838)	(100%)

The decrease in net revenues was a result of the Company’s decision to restructure operations and cease the manufacture and distribution of finished dosage generic pharmaceutical products. The net revenues for the six months ended June 30, 2004 reflect the sale of remaining inventories of finished dosage generic pharmaceutical products during such period.

Cost of Manufacturing

The Company’s cost of manufacturing for the six months ended June 30, 2005 and June 30, 2004 were as follows (in thousands):

6/30/05 COST OF MANUFACTURING	6/30/04 COST OF MANUFACTURING	6/30/05-6/30/04 COST OF MANUFACTURING CHANGE ($)	6/30/05-6/30/04 COST OF MANUFACTURING CHANGE (%)
$ --	$1,437	$(1,437)	(100%)

For the six months ended June 30, 2004 cost of manufacturing includes the fixed costs of the Company's generic finished dosage manufacturing operations primarily incurred in the first quarter of 2004. The Company’s generic finished dosage manufacturing operations ceased in March 2004.

Research and Development Expenses

The Company’s research and development expenses for the six months ended June 30, 2005 and June 30, 2004 were as follows (in thousands):
6/30/05 R&D EXPENSES	6/30/04 R&D EXPENSES	6/30/05-6/30/04 R&D EXPENSES CHANGE ($)	6/30/05-6/30/04 R&D EXPENSES CHANGE (%)
$1,682	$1,242	$440	35.4%

Research and development expense in the six months ended June 30, 2004 consisted primarily of product development costs associated with the manufacture and sale of finished dosage pharmaceutical products. Subsequent to June 30, 2004, research and development expense consists of drug development primarily associated with our AversionTM Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2005 results is a $284,000 benefit from the reversal of a bonus accrual and a non cash compensation charge of $162 recorded for the vesting of non qualified stock options granted in the prior year.

Selling, Marketing, General and Administrative Expenses

Selling, marketing, general and administrative expenses for the six months ended June 30, 2005 and 2004 were as follows (in thousands):

6/30/05 SELLING, MARKETING, G&A EXPENSES	6/30/04 SELLING, MARKETING, G&A EXPENSES	6/30/05-6/30/04 SELLING, MARKETING, G&A EXPENSES CHANGE ($)	6/30/05-6/30/04 SELLING, MARKETING, G&A EXPENSES CHANGE (%)
$1,492	$2,363	$(871)	(36.9%)

Selling and marketing expense in the six months ended June 30, 2004 consisted primarily of costs associated with a manufacturer and distributor of finished dosage products. The decrease in selling, marketing, general and administrative expenses resulted from the Company’s decision to restructure operations by discontinuing the distribution and sale of generic finished dosage pharmaceutical products and reducing its administrative support staff. During the six months ended June 30, 2005, the Company did not incur selling expenses and the marketing expenses consisted of costs of AversionTM Technology market research studies and internal payroll costs. The Company’s general and administrative expenses consisted of legal and other professional fees, corporate insurance, and payroll costs. Included in the 2005 results is a $211,000 benefit from the reversal of a bonus accrual and a non cash compensation charge of $431 recorded for the vesting of non qualified stock options granted in the prior year.

Environmental Compliance Expenses

During the six months ended June 30, 2005 and June 30, 2004, the Company incurred the following expenses in connection with environmental compliance (in thousands):

6/30/05 ENVIRONMENTAL COMPLIANCE EXPENSES	6/30/04 ENVIRONMENTAL COMPLIANCE EXPENSES	6/30/05-6/30/04 ENVIRONMENTAL COMPLIANCE EXPENSES CHANGE ($)	6/30/05-6/30/04 ENVIRONMENTAL COMPLIANCE EXPENSES CHANGE (%)
$ --	$180	$(180)	(100%)

The environmental compliance expenses related primarily to disposal of hazardous and controlled substances waste and related personnel costs for environmental compliance during the six month period ended June 30, 2004 when the Company maintained its manufacturing operations.

Interest Expense, Net of Interest Income

The Company’s interest expense, net of interest income for the six months ended June 30, 2005 and June 30, 2004 was as follows (in thousands):

6/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME	6/30/04 INTEREST EXPENSE, NET OF INTEREST INCOME	6/30/05-6/30/04 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE ($)	6/30/05-6/30/04 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE (%)
$239	$2,130	$(1,891)	(88.8%)

The change in the interest expense, net of interest income reflects the interest savings from the restructuring of the Company's Secured Term Note indebtedness to Watson Pharmaceuticals, Inc. in February, 2004 and the conversion of the Company’s 5% convertible debentures into convertible preferred stock on August 13, 2004. The Company incurs interest at the prime interest rate plus 4.5% on its $5.0 million Secured Term Note Payable and incurs 10.0% interest on its $1.0 million Senior Secured Term Note Payable.

Amortization of Deferred Debt Discount and Private Debt Offering Costs

The Company’s deferred debt discount and private debt offering costs for the six months ended June 30, 2005 and June 30, 2004 were as follows (in thousands):

6/30/05 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS	6/30/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS	6/30/05-6/30/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS CHANGE ($)	6/30/05-6/30/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS CHANGE (%)
$ -, consisting of	$24,655, consisting of	$(24,655)	(100%)
• $ - private debt offering costs • $ - deferred debt discount	• $234 private debt offering costs • $24,421 deferred debt discount

The Company incurred no debt discount nor debt offering cost amortization during the six months ended June 30, 2005 as a result of the conversion of all convertible debentures into convertible preferred stock at August 13, 2004, and all remaining unamortized deferred debt discount and private debt offering cost balances were written off to expense.

Net Loss

The Company’s net loss for the six months ended June 30, 2005 and June 30, 2004 was as follows (in thousands):

6/30/05 NET LOSS	6/30/04 NET LOSS	6/30/05-6/30/04 NET (LOSS) CHANGE ($)	6/30/05-6/30/04 NET INCOME (LOSS) CHANGE (%)
$(3,330)	$(16,432)	$(13,102)	(79.7%)

Included in the net loss is for the six months ended June 30, 2005 is $83 on gain from asset disposals. Included in net income for the six months ended June 30, 2004 are gains on debt restructuring of $12,401 and asset sales of $1,755 and other income of $401 relating to settlement of a liability at discount.

Results of Operations for the Three Months Ended June 30, 2005 and June 30, 2004

In comparing results of operations for the three months ended June 30, 2005 with those for 2004 it is important to consider that in 2004 the Company, as restructured, has focused the majority of its efforts and resources on research and development activities and subsequent to March, 2004, no longer maintained any generic manufacturing facilities or conducted any finished dosage manufacturing and distribution activities. Net product revenues and manufacturing expenses realized in 2004 were incurred as part of an orderly phase out of all generic product manufacturing and distribution activities.

Net Revenues

The Company's net revenues for the three months ended June 30, 2005 and June 30, 2004 were as follows (in thousands):

3 MONTHS ENDED 6/30/05 NET REVENUES	3 MONTHS ENDED 6/30/04 NET REVENUES	3 MONTHS ENDED 6/30/05-6/30/04 NET REVENUES CHANGE ($)	3 MONTHS ENDED 6/30/05-6/30/04 NET REVENUES CHANGE (%)
$ --	$210	$(210)	(100%)

The decrease in net revenues was a result of the Company’s decision to restructure operations and cease the manufacture and distribution of finished dosage generic pharmaceutical products. The net revenues for the three months ended June 30, 2004 reflect the sale of remaining inventories of saleable finished dosage generic pharmaceutical products during such period.

Cost of Manufacturing

The Company’s cost of manufacturing for the three months ended June 30, 2005 and June 30, 2004 were as follows (in thousands):

3 MONTHS ENDED 6/30/05 COST OF MANUFACTURING	3 MONTHS ENDED 6/30/04 COST OF MANUFACTURING	3 MONTHS ENDED 6/30/05-6/30/04 COST OF MANUFACTURING CHANGE ($)	3 MONTHS ENDED 6/30/05-6/30/04 COST OF MANUFACTURING CHANGE (%)
$ --	$184	$(184)	(100%)

For the three months ended June 30, 2004 cost of manufacturing includes remaining costs of the Company's generic finished dosage manufacturing operations which ceased in March 2004.

Research and Development Expenses

The Company’s research and development expenses for the three months ended June 30, 2005 and June 30, 2004 were as follows (in thousands):

3 MONTHS ENDED 6/30/05 R&D EXPENSES	3 MONTHS ENDED 6/30/04 R&D EXPENSES	3 MONTHS ENDED 6/30/05-6/30/04 R&D EXPENSES CHANGE ($)	3 MONTHS ENDED 6/30/05-6/30/04 R&D EXPENSES CHANGE (%)
$729	$1,004	$(275)	(27.4)%

Research and development expense in the three months ended June 30, 2004 consisted primarily of product development costs associated with the manufacture and sale of finished dosage pharmaceutical products. Subsequent to June 30, 2004, research and development expense consists of drug development work primarily associated with our AversionTM Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2005 results is a $379,000 benefit from the reversal of a bonus accrual and a non cash compensation charge of $57 recorded for the vesting of non qualified stock options granted in the prior year.

Selling, Marketing, General and Administrative Expenses

Selling, marketing, general and administrative expenses for the three months ended June 30, 2005 and 2004 were as follows (in thousands):

3 MONTHS ENDED 6/30/05 SELLING, MARKETING, G&A EXPENSES	3 MONTHS ENDED 6/30/04 SELLING, MARKETING, G&A EXPENSES	3 MONTHS ENDED 6/30/05-6/30/04 SELLING, MARKETING, G&A EXPENSES CHANGE ($)	3 MONTHS ENDED 6/30/05-6/30/04 SELLING, MARKETING, G&A EXPENSES CHANGE (%)
$537	$1,142	$(605)	(53.0%)

Selling and marketing expense in the three months ended June 30, 2004 consisted primarily of costs associated with a manufacturer and distributor of finished dosage products. The decrease in selling, marketing, general and administrative expenses resulted from the Company’s decision to restructure operations by discontinuing the distribution and sale of generic finished dosage pharmaceutical products and reducing its administrative support staff. During the three months ended June 30, 2005, the Company did not incur selling expenses and the marketing expenses consisted of costs of AversionTM Technology market research studies and payroll costs. The Company’s general and administrative expenses consisted of legal and other professional fees, corporate insurance, and payroll costs. Included in the 2005 results is a $282,000 benefit from the reversal of a bonus accrual and a non cash compensation charge of $173 recorded for the vesting of non qualified stock options granted in the prior year.

Environmental Compliance Expenses

During the three months ended June 30, 2005 and June 30, 2004, the Company incurred the following expenses in connection with environmental compliance (in thousands):

3 MONTHS ENDED 6/30/05 ENVIRONMENTAL COMPLIANCE EXPENSES	3 MONTHS ENDED 6/30/04 ENVIRONMENTAL COMPLIANCE EXPENSES	3 MONTHS ENDED 6/30/05-6/30/04 ENVIRONMENTAL COMPLIANCE EXPENSES CHANGE ($)	3 MONTHS ENDED 6/30/05-6/30/04 ENVIRONMENTAL COMPLIANCE EXPENSES CHANGE (%)
$ -	$83	$(83)	(100%)

The environmental compliance expenses related primarily to disposal of hazardous and controlled substances waste and related personnel costs for environmental compliance during the three month period ended June 30, 2004 when the Company maintained its manufacturing operations.

Interest Expense, Net of Interest Income

The Company’s interest expense, net of interest income for the three months ended June 30, 2005 and June 30, 2004 was as follows (in thousands):

3 MONTHS ENDED 6/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 6/30/04 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 6/30/05-6/30/04 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE ($)	3 MONTHS ENDED 6/30/05-6/30/04 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE (%)
$128	$1,179	($1,051)	(89.1%)

The change in the interest expense, net of interest income reflects the interest savings from the restructuring of the Company's Secured Term Note indebtedness to Watson Pharmaceuticals, Inc. in February, 2004 as well as the conversion of the Company’s 5.0% convertible debentures into convertible preferred stock on August 13, 2004. The Company incurs interest at the prime interest rate plus 4.5% on its $5.0 million Secured Term Note Payable and incurs 10.0% interest on its $1.0 million Senior Secured Term Note Payable.

Amortization of Deferred Debt Discount and Private Debt Offering Costs

The Company’s deferred debt discount and private debt offering costs for the six months ended June 30, 2005 and June 30, 2004 were as follows (in thousands):

3 MONTHS ENDED 6/30/05 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS	3 MONTHS ENDED 6/30/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS	3 MONTHS ENDED 6/30/05-6/30/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS CHANGE ($)	3 MONTHS ENDED 6/30/05-6/30/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS CHANGE (%)
$ -, consisting of	$13,812, consisting of	$(13,812)	(100%)
• $ - private debt offering costs • $ - deferred debt discount	• $136 private debt offering costs • $13,676 deferred debt discount

The Company incurred no debt discount nor debt offering cost amortization during the three months ended June 30, 2005 as a result of the conversion of all convertible debentures into convertible preferred stock at August 13, 2004, and all remaining unamortized deferred debt discount and private debt offering cost balances were written off to expense.

Net Loss

The Company’s net loss for the three months ended June 30, 2005 and June 30, 2004 was as follows (in thousands):

3 MONTHS ENDED 6/30/05 NET LOSS	3 MONTHS ENDED 6/30/04 NET LOSS	3/31/05-3/31/04 NET LOSS CHANGE ($)	3/31/05-3/31/04 NET LOSS CHANGE (%)
$(1,382)	$(17,112)	$(15,730)	(91.9%)

Included in the net loss for the three months ended June 30, 2005 is $13 on gain from asset disposals. Included in net loss for the three months ended June 30, 2004 is amortization of deferred debt discount and deferred private offering costs of $13,812.

Liquidity and Capital Resources

At June 30, 2005, the Company had unrestricted cash and cash equivalents of approximately $1.0 million as compared to approximately $3.1 million at December 31, 2004. The Company had working capital of approximately $0.1 million at June 30, 2005 as compared to working capital of approximately $2.4 million at December 31, 2004.

Bridge Loan Financing

The Company is a party to a Loan Agreement, dated June 22, 2005 (the “Bridge Loan Agreement”) by and among Essex Woodlands Health Venture V, L.P., Care Capital Investments II, L.P., Care Capital Offshore Investments II, L.P., Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, the “Bridge Lenders”) providing for bridge financing to the Company in the principal amount of $1.0 million (the “2005 Bridge Loan”). The net proceeds from the 2005 Bridge Loan, after the satisfaction of related expenses, will be used by the Company to continue the development of its AversionTM Technology and to fund operating expenses. The 2005 Bridge Loan is secured by a lien on all of the Company’s assets, senior in right of payment and lien priority to all other indebtedness of the Company. The 2005 Bridge Loan bears interest at the rate of ten percent (10%) per annum and matures on June 1, 2006. The 2005 Bridge Loan is subject to mandatory pre-payment by the Company upon the Company’s completion of equity or debt financing or any sale, transfer, license or similar arrangement pursuant to which the Company or any of its Subsidiaries sells, licenses or otherwise grant rights in any material portion of the Company’s intellectual property to any third party, provided that the consummation of any such transaction results in cash proceeds to the Company, net of all costs and expenses, of at least $3.5 million. The Bridge Loan Agreement requires that the Company maintain minimum cash deposits of at least $200,000. The Bridge Loan Agreement also contains normal and customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt or grant any lien on the assets of the Company or its Subsidiaries, subject to certain permitted exclusions.

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

Amendment to Watson Term Loan Agreement

The Company was a party to a certain loan agreement with Watson Pharmaceuticals, Inc. ("Watson") pursuant to which Watson made term loans to the Company (the "Watson Term Loan Agreement") in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes"). It was a condition to the completion of the 2004 Debenture Offering that simultaneous with the closing of the 2004 Purchase Agreement, the Company shall have paid Watson the sum of approximately $4.3 million (which amount was funded from the proceeds of the 2004 Debenture Offering) and conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes. A part of such transaction, the Watson Notes were amended to extend the maturity date of such notes from June 30, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, to reduce the principal amount of the Watson Notes from $21.4 million to $5.0 million, and to provide for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default under the Watson Notes (the Watson Notes as so amended, the "2004 Note"). Simultaneous with the issuance of the 2004 Note, each of Care Capital, Essex Woodlands Health Ventures, Galen Partners and the other investors in the 2004 Debentures as of February 10, 2004 (collectively, the "Watson Note Purchasers") purchased the 2004 Note from Watson in consideration for a payment to Watson of $1.0 million.

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

Terms of the 2004 Note

The 2004 Note in the principal amount of $5.0 million as purchased by the Watson Note Purchasers was secured by a first lien on all of the Company's and its subsidiaries' assets, senior to the lien securing the Outstanding Debentures and all other Company indebtedness, carries a floating rate of interest equal to the prime rate plus 4.5% (paid quarterly in the Company’s common stock) and matures on June 30, 2007.

As part of the completion of the 2005 Bridge Loan, the Watson Note Purchasers and the Bridge Lenders executed a Subordination Agreement, dated June 22, 2005, providing for the subordination of the lien and payment priority of the 2004 Note in favor of the lien and payment priority of the 2005 Bridge Loan.

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

Commercial Focus, Cash Reserves and Funding Requirements

As of July 13, 2005, the Company had unrestricted cash and cash equivalents of approximately $0.9 million. The majority of such cash reserves will be dedicated to the development of the Company's AversionTM Technology, the prosecution of the Company's patent applications relating to the AversionTM Technology and for administrative and related operating expenses. The Company has suspended further development and commercialization efforts relating to the Opioid Synthesis Technologies and expects to minimize the use of cash and cash equivalents for the prosecution of patent applications relating to the Opioid Synthesis Technologies.

As restructured, the Company is no longer engaged in the manufacture and sale of finished dosage generic pharmaceutical products. As a result, the Company has no ability presently to generate revenue from product sales. Accordingly, the Company must rely on its current cash reserves to fund the development of its AversionTM Technology and related ongoing administrative and operating expenses. The Company's future sources of revenue, if any, will be derived from contract signing fees, milestone payments and royalties and/or profit sharing payments from licensees for the Company's AversionTM Technology. The Company estimates that its current cash reserves will be sufficient to fund the development of the AversionTM Technology and related operating expenses only through late August 2005. To fund operations through March, 2006, the Company estimates that it must raise additional financing, or enter into alliances or collaboration agreements with third parties. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

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

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of June 30, 2005:

	TOTAL	DUE IN 2005	DUE IN 2006	DUE IN 2007	DUE THEREAFTER
	(In thousands)

Term notes	$6,000	$--	$1,000	$5,000	$--
Interest on term notes	1,168	322	579	267	--
Capital leases	79	15	32	25	7
Operating leases	20	15	5	--	--
Contract research obligations	859	859	--	--	--
Employment agreements	395	270	125	--	--
Total Contractual Cash Obligations	$8,521	$1,481	$1,741	$5,292	$7

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission ("SEC") in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the Notes to Consolidated Financial Statements included as a part of this Report, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. In preparing these financial statements, the Company has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company does not believe there is a consequential likelihood that materially different amounts would be reported under different conditions or using different assumptions. The Company's critical accounting policies are as follows:

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, the Company generally considers all expected future events other than an enactment of changes in the tax laws or rates. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

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

New Accounting Pronouncements

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) released FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“SFAS 123R”)”. These changes in accounting replace existing requirements under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and eliminates the ability to account for share-based compensation transaction using APB Opinion No.25, “Accounting for Stock Issued to Employees”. The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issues. This Statement does not change the accounting for similar transactions involving parties other than employees. In April 2005, the Securities and Exchange Commission (the “SEC”) delayed implementation of SFAS 123R for publicly traded companies such that they must apply this Standard as of the beginning of the next fiscal year that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has not completed it evaluation of the impact of adopting SFAS 123R on its consolidated financial statements, but anticipates that more compensation costs will be recorded in the future if the use of options for employees and director compensation continues as in the past.

Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”, (“SFAS 154”). SFAS 154 primarily requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2007.

Risk Factors Relating To The Company

The Company Received a "Going Concern" Opinion from Its Independent Registered Public Accounting Firm, Has a History of Operating Losses and May Not Achieve Profitability Sufficient to Generate a Positive Return on Shareholders' Investment

We have incurred net losses since 1992, including net losses of approximately $3.3 million for six months ended June 30, 2005, $70.0 million for the year ended December 31, 2004 and $48.5 million, $59.6 million and $12.6 million for fiscal 2003, 2002 and 2001, respectively. As of June 30, 2005 our accumulated deficit was approximately $282.9 million. The Company's consolidated financial statements for the year ended December 31, 2004 and 2003 have been prepared on a “going concern” basis, expressing substantial doubt about the Company's ability to continue as a going concern as a result of recurring losses and negative cash flows. Our future profitability will depend on several factors, including:

•	the successful completion of the formulation development, clinical testing and acceptable regulatory review of our AversionTM Technologies;
•	the receipt of a notice of allowance and issued patents from the US Patent and Trademark Office ("PTO") for the material claims in our patent applications relating to the AversionTM Technologies;
•	the AversionTM Technologies not infringing third-party patents or other intellectual property rights;
•
the interest of qualified third parties in our AversionTM Technologies and our Opioid Synthesis Technologies (collectively the “Technologies”) and our ability to negotiate and execute commercially viable collaboration agreements with qualified third parties relating to the Technologies.

Many of these factors will depend on circumstances beyond our control. We cannot assure you that we will ever have a product approved by the FDA, that we will bring any product to market or, if we are successful in doing so, that we will ever become profitable.

We Require Additional Funding

Our requirements for additional capital will depend on many factors, including:

•	the time required and expenses incurred in the development and commercialization of products incorporating our AversionTM Technologies;
•
the structure of any future collaborative or development agreements relating to the AversionTM Technologies, including the timing and amount of payments, if any, that may be received under possible future collaborative agreements;

•	our ability to develop additional products utilizing the AversionTM Technologies;
•	our ability to negotiate agreements with third parties for development, manufacture, marketing, sale and distribution of products utilizing our AversionTM Technologies;
•	the prosecution, defense and enforcement of patent claims and other intellectual property rights relating to the AversionTM Technologies; and
•	the commercialization of products incorporating our AversionTM Technologies without infringing third-party patents or other intellectual property rights.

We currently have no committed sources of capital. We anticipate that our existing capital resources will be sufficient to fund operations only through late August, 2005. To continue funding operations the Company must raise additional financing, or enter into alliances or collaborative agreements with third parties providing for net proceeds to the Company. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

Even assuming the Company is successful in securing additional sources of financing to fund the continued development of the Aversion Technologies, or otherwise enters into alliances or collaborative agreements relating to the AversionTM Technologies, there can be no assurance that the Company's development efforts will result in commercially viable products.

We Have No Near Term Sources of Revenue and Must Rely on Current Capital Resources, Third-Party Financing, and Technology Licensing Fees to Fund Operations

Pending the completion of the development and commercial scale-up of our AversionTM Technologies, and the receipt of regulatory approval of products incorporating such technology, of which no assurance can be given, the Company must rely on its current capital resources, third-party financing and technology licensing fees to fund the Company's operations. As of July 13, 2005, we had unrestricted cash and cash equivalents of approximately $0.9 million. No assurance can be given that such cash resources will be sufficient to fund the continued development of our Technologies until such time as we generate revenue from the license of products incorporating the Technologies to third parties. Moreover, in the event of a cash shortfall, no assurance can be given that we will be successful in raising additional financing to fund operations or, if funding is obtained, that such funding will be sufficient to fund operations until the Company's AversionTM Technologies, or products incorporating such Technologies, may be commercialized.

Our Product Candidates Are Based on Technology That Could Ultimately Prove Ineffective

The first product candidate ("Product Candidate #1") resulting from the AversionTM Technology is a tablet formulation intended for oral administration and has an active IND on file with FDA relating to such product candidate. The Company has additionally formulated a second product candidate (“Product Candidate #2”) incorporating the AversionTM Technology and has an active IND on file with the FDA for such product candidate. Since the formulation of Product Candidate #2, the Company has suspended all new development activities for Product Candidate #1 and will focus future development activities on Product Candidate #2. Additional clinical and non-clinical testing will be required to continue development of Product Candidate #2 and for the preparation and submission of a new drug application (“NDA”) with the FDA. There can be no assurance that Product Candidate #2 or any other product developed using the AversionTM Technology will lead to a NDA submission to the FDA and that if a NDA is submitted, that the FDA will accept such submission and subsequently approve such regulatory application to allow for commercial distribution of the product.

The Company is committing substantially all of its resources and available capital to the development of the AversionTM Technology and the prosecution of its patent applications for such Technology. The failure of the Company to successfully develop the AversionTM Technology, to successfully obtain an issued patent from the PTO relating to the AversionTM Technology and product candidates utilizing the AversionTM Technology, and to avoid infringing third-party patents and intellectual property rights in the commercialization of such AversionTM Technology will have a material adverse effect on the Company's operations and financial condition.

If Laboratory, Animal and/or Human Testing For Our Product Candidates Are Unsuccessful or Delayed, We Will Be Unable to Meet Our Anticipated Development and Commercialization Timelines.

To obtain FDA approval to commercially market any of our product candidates, we must submit to the FDA an NDA demonstrating, among other things, that the product candidate is safe and effective in humans for its intended use. This demonstration requires significant laboratory, animal and human testing. As we do not possess the resources or employ all the personnel necessary to conduct such testing it is our intention to rely on contract research organizations for the majority of this testing with our product candidates. As a result, we will have less control over the timing and other aspects of our development program than if we performed the testing entirely on our own. Third parties may not perform their responsibilities on our anticipated schedule. Delays in our development programs could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the development program may also ultimately lead to denial of regulatory approval of a product candidate.

The commencement of clinical trials with our product candidates can be delayed for a variety of reasons, including delays in demonstrating sufficient pre-clinical safety data required to obtain regulatory approval to commence a clinical trial, reaching agreement on acceptable terms with prospective collaborative partners, manufacturing and quality assurance release of a sufficient supply of a product candidate for use in our clinical trials and/or obtaining institutional review board approval to conduct a clinical trial at a prospective site. Once a clinical trial has begun, it may be delayed, suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials, failure to conduct clinical trials in accordance with regulatory requirements, lower than anticipated recruitment or retention rate of patients in clinical trials, inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, lack of adequate funding to continue clinical trials; and/or negative results of clinical trials.

Clinical trials, where required by the FDA for commercial approval of the Company’s Product Candidates, may not demonstrate the safety or efficacy of our product candidates. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. Even if the results of our pivotal clinical trials are positive, we and our collaborative partners may have to commit substantial time and additional resources to conduct further pre-clinical and clinical studies before we can submit NDAs or obtain final FDA approval for our product candidates.

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

If We Retain Collaborative Partners and Our Partners Do Not Satisfy Their Obligations, We Will Be Unable to Develop Our Partnered Product Candidates

To complete the development and regulatory approval of our products and commercialize our products, if any are approved by the FDA, we plan to enter into development and commercialization agreements with strategically focused pharmaceutical company partners providing that such partners license our AversionTM Technologies and further develop, register, manufacture and commercialize multiple formulations and strengths of orally administered opioid-containing finished dosage products utilizing such Technologies. We expect to receive a share of profits and/or royalty payments derived from such collaborative partners' sale of products incorporating the Technologies. Currently, we do not have any such collaborative agreements, nor can there be any assurance that we will actually enter into collaborative agreements in the future. Our inability to enter into collaborative agreements, or our failure to maintain such agreements, would limit the number of product candidates that we can develop and ultimately, decrease our sources of any future revenues. In the event we enter into any collaborative agreements, we may not have day-to-day control over the activities of our collaborative partners with respect to any product candidate. Any collaborative partner may not fulfill its obligations under such agreements. If a collaborative partner fails to fulfill its obligations under an agreement with us, we may be unable to assume the development of the product covered by that agreement or to enter into alternative arrangements with a third-party. In addition, we may encounter delays in the commercialization of the product candidate that is the subject of a collaboration agreement. Accordingly, our ability to receive any revenue from the product candidates covered by collaboration agreements will be dependent on the efforts of our collaborative partner. We could be involved in disputes with a collaborative partner, which could lead to delays in or termination of, our development and commercialization programs and result in time consuming and expensive litigation or arbitration. In addition, any such dispute could diminish our collaborative partners’ commitment to us and reduce the resources they devote to developing and commercializing our products. If any collaborative partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing or commercializing our product candidates would be materially and adversely effected.

Additionally, due to the nature of the market for our product candidates it may be necessary for us to license all or a significant portion of our product candidates to a single collaborator, thereby eliminating our opportunity to commercialize other product candidates with other collaborative partners.

The Market May Not Be Receptive to Products Incorporating Our Technologies

The commercial success of products incorporating our Technologies that are approved for marketing by the FDA and other regulatory authorities will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. There can be no assurance given, even if we succeed in the development of products incorporating our Technologies and receive FDA approval for such products, that our products incorporating the Technologies would be accepted by the medical community and others. Factors that we believe could materially affect market acceptance of these products include:

•	the relative advantages and disadvantages of our Technologies and timing to commercial launch of products utilizing our Technologies compared to products incorporating competitive technologies;
•	the timing of the receipt of marketing approvals and the countries in which such approvals are obtained;
•	the safety and efficacy of products incorporating our Technologies as compared to competitive products; and/or
•	the cost-effectiveness of products incorporating our Technologies and the ability to receive third-party reimbursement.

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

In the Event That We Are Successful in Bringing Any Products to Market, Our Revenues May Be Adversely Affected If We Fail to Obtain Acceptable Prices or Adequate Reimbursement For Our Products From Third-Party Payors

Our ability to commercialize pharmaceutical products successfully may depend in part on the availability of reimbursement for our products from government and health administration authorities, private health insurers, and other third-party payors, including Medicare.

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

Our Success Depends on Our Ability to Protect Our Intellectual Property

Our success depends in significant part on our ability to obtain patent protection for our AversionTM Technology, in the United States and in other countries, and to enforce these patents. The patent positions of pharmaceutical firms, including us, are generally uncertain and involve complex legal and factual questions. There is no assurance that any of our patent applications for our AversionTM Technology will issue or, if issued, that such patent(s) will be valid and enforceable against third-party infringement or that such patent(s) will not infringe any third-party patent or intellectual property. Moreover, even if patents do issue on our AversionTM Technology, the claims allowed may not be sufficiently broad to protect the products incorporating the AversionTM Technology. In addition, issued patents may be challenged, invalidated or circumvented. Even if issued, our patents may not afford us protection against competitors with similar technology or permit the commercialization of our products without infringing third-party patents or other intellectual property rights.

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

Moreover, other parties could have blocking patent rights to products made using the AversionTM Technology. For example, the Company is aware of certain United States and European pending patent applications owned by third parties claiming abuse deterrent technologies. If such patent applications result in issued patents, with claims encompassing our AversionTM Technology or products, the Company may need to obtain a license to commercialize products incorporating the AversionTM Technology, should one be available or, alternatively, alter the AversionTM Technology so as to avoid infringing such third-party patents. If the Company is unable to obtain a license on commercially reasonable terms, the Company could be restricted or prevented from commercializing products utilizing the AversionTM Technology. Additionally, any alterations to the AversionTM Technology in view of pending third-party patent applications could be time consuming and costly and may not result in technologies or products that are non-infringing or commercially viable.

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

We May Not Obtain Required FDA Approval; the FDA Approval Process Is Time-Consuming and Expensive

The development, testing, manufacturing, marketing and sale of pharmaceutical products are subject to extensive federal, state and local regulation in the United States and other countries. Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product candidate, and requires the expenditure of substantial resources for research, development and testing. Substantially all of the Company's operations are subject to compliance with FDA regulations. Failure to adhere to applicable FDA regulations by the Company or its licensees, if any, would have a material adverse effect on the Company's operations and financial condition. In addition, in the event the Company is successful in developing product candidates for sale in other countries, the Company would become subject to regulation in such countries. Such foreign regulations and product approval requirements are expected to be time consuming and expensive.

We may encounter delays or rejections during any stage of the regulatory approval process based upon the failure of clinical or laboratory data to demonstrate compliance with, or upon the failure of the products to meet, the FDA's requirements for safety, efficacy and quality; and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of a marketing application, in the form of a new drug applications (“NDA”), a 502(b)(2) NDA, or an Abbreviated New Drug Application ("ANDA"), the FDA may deny the application, may require additional testing or data and/or may require post-marketing testing and surveillance to monitor the safety or efficacy of a product. The FDA commonly takes one to two years to grant final approval to a marketing application (NDA, 505(b)(2) NDA or ANDA). Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of the products incorporating the AversionTM Technologies.

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

The FDA also has the authority to revoke or suspend approvals of previously approved products for cause, to debar companies and individuals from participating in the drug-approval process, to request recalls of allegedly violative products, to seize allegedly violative products, to obtain injunctions to close manufacturing plants allegedly not operating in conformity with current Good Manufacturing Practices (cGMP) and to stop shipments of allegedly violative products. As any future source of Company revenue will be derived from the sale of FDA approved products, the taking of any such action by the FDA would have a material adverse effect on the Company.

The U.S. Drug Enforcement Administration ("DEA") Limits the Availability of the Active Ingredients Used in Our Product Candidates and, as a Result, Our Quota May Not Be Sufficient to Complete Clinical Trials or to Meet Commercial Demand or May Result in Development Delays

The DEA regulates certain finished products and bulk active pharmaceutical ingredients. Certain opioid active pharmaceutical ingredients in our current product candidates are classified by the DEA as Schedule II substances under the Controlled Substances Act of 1970. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of regulation. Furthermore, the amount of Schedule II substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that DEA regulations may interfere with the supply of the products used in our clinical trials, and, in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

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

We Must Obtain FDA Approval to Manufacture Our Products at Our Facilities; Failure to Obtain FDA Approval and Maintain Compliance with FDA Requirements May Prevent or Delay the Manufacture of Our Products and Costs of Manufacture May Be Higher Than Expected

We have constructed and installed the equipment necessary to manufacture clinical trial supplies of our AversionTM product candidates in tablet formulations at our Culver, Indiana facility. To be used in clinical trials, all of our product candidates must be manufactured in conformity with current Good Manufacturing Practice (cGMP) regulations as interpreted and enforced by the FDA. All such product candidates must be manufactured, packaged, and labeled and stored in accordance with cGMPs. Modifications, enhancements or changes in manufacturing sites of marketed products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain. Our Culver, Indiana facility, as well as those of any third-party manufacturers that we may use, are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if such inspections are unsatisfactory.

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

We are currently covered by clinical trial product liability insurance on a claims-made basis. This coverage may not be adequate to cover any product liability claims. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability claims. Any claims that are not covered by product liability insurance could have a material adverse effect on our business, financial condition and results of operations.

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

The Company's common stock trades on the OTC Bulletin Board, a NASD-sponsored inter-dealer quotation system. As the Company's common stock is not quoted on a stock exchange and is not qualified for inclusion on the NASD Small-Cap Market, our common stock could be subject to a rule by the Securities and Exchange Commission that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent for a transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's common stock and the ability of purchasers in the offering to sell the common stock received upon conversion of the Preferred Shares in the secondary market. There is no guarantee that an active trading market for our common stock will be maintained on the OTC Bulletin Board. Investors may be not able to sell their shares of common stock quickly or at the latest market price if trading in our common stock is not active.

No Dividends

The Company has not declared and paid cash dividends on its common stock in the past, and the Company does not anticipate paying any cash dividends in the foreseeable future. The Company's senior term loan indebtedness prohibits the payment of cash dividends.

Control of the Company

Galen Partners beneficially owns in excess of an aggregate of approximately 44% of the Company's common stock (after giving effect to the conversion of outstanding common stock purchase warrants held by Galen Partners). In addition, pursuant to the terms of the Amended and Restated Voting Agreement dated February 6, 2004, between the Company and the holders of the Company's outstanding convertible preferred stock, all holders of the Company's convertible preferred stock have agreed that the Board of Directors shall be comprised of not more than 7 members, 4 of whom shall be the designees of each of Care Capital Investments II, LP, Essex Woodlands Health Venture V, L.P. and Galen Partners. Each of Care Capital, Essex Woodlands and Galen Partners has the right to designate one member of the Company's Board of Directors and each of such investors collectively may designate one additional member to the Board. As a result, Galen Partners, in view of its ownership percentage of the Company, and each of Care Capital, Essex Woodlands and Galen Partners, by virtue of their controlling positions on the Company's Board of Directors, will be able to control or significantly influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions. The interests of Care Capital, Essex Woodlands and Galen Partners may not always coincide with the interests of other shareholders and such entities may take action in advance of their interests to the detriment of our other shareholders.

Key Personnel Are Critical to Our Business, and Our Future Success Depends on Our Ability to Retain Them

We are highly dependent on the principal members our of management and scientific team, particularly Andrew Reddick, our President and Chief Executive Officer, and Ron Spivey, Ph.D. our Senior Vice President and Chief Scientific Officer. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. We are not aware of any present intention of any our key personnel to leave our Company or to retire. However, while we have employment agreements with certain of our employees, all of our employees are at-will employees who may terminate their employment at any time. We do not currently have key personnel insurance on any of our officers or employees. The loss of any of our key personnel, or the inability to attract and retain such personnel, may significantly delay or prevent the achievement of our research, development and business objectives and could materially adversely affect our business, financial condition and results of such operations.

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

The Company Is Subject to Restrictions on the Incurrence of Additional Indebtedness, Which May Adversely Impact the Company's Ability to Fund Operations

Pursuant to the terms of each of the Company's outstanding secured term loan indebtedness and the Investor Rights Agreement with the holders of the Company's convertible preferred stock, the Company is limited as to the type and amount of future indebtedness it may incur. The restriction on the Company's ability to incur additional indebtedness in the future may adversely impact the Company's ability to fund the development and commercialization of its products.

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

PART II

Item 2. Changes In Securities, Use of Proceed and Issuer Purchases of Equity Securities

Issuance of Common Shares

During the quarter ended June 30, 2005, the Company issued 206,023 shares of the Company’s common stock as payment of $130,000 of interest payable due June 30, 2005 on the Company’s $5.0 million Secured Term Note Payable.

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

ACURA PHARMACEUTICALS, INC.

Date: July 13, 2005	By:	/s/ Andrew D. Reddick

Andrew D. Reddick President & Chief Executive Officer

By:	/s/ Peter A. Clemens

Peter A. Clemens Senior VP & Chief Financial Officer

Exhibit Index

Exhibit	Document

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.