Form 10-Q
period 2005-09-30
ACURA PHARMACEUTICALS, INC
filed 2005-11-10
CIK 786947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

or

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

847 705 7709
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

Yes ☐ No ☑

As of November 10, 2005 the registrant had 328,962,818 shares of Common Stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$296	$3,103
Cash and cash equivalents- restricted	200	–
Prepaid expenses and other current assets	221	307
Total current assets	717	3,410

PROPERTY, PLANT & EQUIPMENT, NET	1,389	1,555

OTHER ASSETS AND DEPOSITS	7	2
TOTAL ASSETS	$2,113	$4,967

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Senior secured term note payable	$500	$–
Secured term note payable	1,000	–
Current maturities of capital lease obligations	30	29
Accrued expenses	432	959
Total current liabilities	1,962	988

SECURED TERM NOTE PAYABLE	5,000	5,000

CAPITAL LEASE OBLIGATIONS, less current maturities	40	64
TOTAL LIABILITIES	7,002	6,052

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred Stock - $.01 par value; authorized 290,000,000 shares; issued and outstanding, 217,694,414 and 217,972,986 shares, at September 30, 2005 and December 31, 2004, respectively	2,177	2,180
Common stock - $.01 par value; authorized 650,000,000 shares; issued and outstanding, 23,413,377 and 22,466,967 shares at September 30, 2005 and December 31, 2004, respectively	234	225
Additional paid-in capital	277,518	277,129
Unearned compensation	(312)	(1,078)
Accumulated deficit	(284,506)	(279,541)

STOCKHOLDERS’ DEFICIT	(4,889)	(1,085)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,113	$4,967

See accompanying notes to consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	SEPTEMBER 30,
	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	2005	2004	2005	2004

Net revenues	$–	$838	$–	$–

Cost of manufacturing	–	1,437	–	–
Research and development	2,527	3,179	845	1,937
Selling, marketing, general and administrative	2,120	4,236	628	1,873
Loss from operations	(4,647)	(8,014)	(1,473)	(3,810)

Other income (expense)
Interest expense	(434)	(2,839)	(171)	(687)
Interest income	30	40	6	18
Amortization and write-off of deferred debt discount and private debt offering costs	–	(72,491)	–	(47,836)

Gain on asset disposals	85	2,388	3	633
Gain on debt restructure	–	12,401	–	–
Other	1	603	–	202
Total other expense	(318)	(59,898)	(162)	(47,670)
NET LOSS	$(4,965)	$(67,912)	$(1,635)	$(51,480)

Basic and diluted loss per share	$(0.22)	$(3.12)	$(0.07)	$(2.35)

Weighted average number of outstanding shares	22,906,380	21,749,212	23,169,179	21,927,943

See accompanying notes to consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(UNAUDITED)
(In thousands)

	September 30,
	2005	2004
Cash flows from Operating Activities:
Net loss	$(4,965)	$(67,912)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	97	328
Amortization of deferred debt discount and private debt offering costs	–	30,684
Write-off of unamortized deferred debt discount and private debt offering costs	–	41,807
Non-cash compensation charge on options	766	1,442
Gain on asset disposals	(85)	(2,388)
Gain on debt restructure	–	(12,401)
Gain on Department of Justice settlement	–	(403)
Bad debt reserve	–	(428)
Changes in assets and liabilities
Accounts receivable	–	729
Inventories	–	312
Prepaid expenses and other current assets	86	176
Other assets and deposits	(5)	159
Accounts payable	–	(1,895)
Accrued expenses	(137)	1,650
Total adjustments	722	59,772
Net cash used in operating activities	(4,243)	(8,140)

Cash flows from Investing Activities:
Capital expenditures	(34)	(273)
Proceeds from asset disposals	187	4,520
Net cash provided by investing activities	153	4,247

Cash flows from Financing Activities:
Payments on senior secured term note payable	–	(4,000)
Proceeds from issuance of senior secured term note payable, less restricted cash	1,300	–
Payments on capital lease obligations	(21)	(38)
Payments on private offering costs	–	(315)
Proceeds from issuance of subordinated convertible debentures	–	11,951
Proceeds from exercise of stock options
Payments to Department of Justice	–	(31)
Net cash provided by financing activities	1,283	7,567

(Decrease) increase in cash and cash equivalents - unrestricted	(2,807)	3,674
Cash and cash equivalents at beginning of period - unrestricted	3,103	942
Cash and cash equivalents at end of period - unrestricted	$296	$4,616

Cash paid for interest	$44	$47

See accompanying notes to consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

For the nine months ended September 30, 2005:

1.	The Company issued 632,588 shares of Common Stock as payment of $391,000 of Term Note payable accrued interest.

2.	The Company issued 278,572 shares of Common Stock as result of the conversion of 278,572 shares of the Company’s Series C-1 Junior Preferred Stock.

For the nine months ended September 30, 2004:

1.	The Company's Convertible Subordinated Debentures contained beneficial conversation features valued at $14,000,000.

2.	The Company repaid $166,000 of indebtedness in the form of product deliveries.

3.	Bridge Loans of $2,000,000 and accrued interest of $49,000 were converted into like amounts of Convertible Subordinated Debentures.

4.	The Company issued 326,239 shares of Common Stock as payment of $169,000 of Secured Term Note Payable accrued interest.

5.	Convertible Subordinated Debentures of $100,632,000 and accrued interest of $3,939,000 were converted into 217,973,000 shares of Convertible Preferred Stock (See Note 11).

See accompanying notes to consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)
(In thousands)

	Preferred Stock $.01 Par Value		Common Stock $.01 Par Value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total

Balance at January 1, 2005	217,973	$2,180	22,467	$225	$277,129	$(1,078)	$(279,541)	$(1,085)
Issuance of Common Shares for interest	–	–	633	6	385	–	–	391
Issuance of Common Shares for exercise of options	–	–	34	–	4	–	–	4
Conversion of Series C-1 Junior Convertible Preferred Shares	(279)	(3)	279	3	–	–	–	–
Amortization of unearned compensation	–	–	–	–	–	766	–	766
Net loss	–	–	–	–	–	–	(4,965)	(4,965)
Balance at September 30, 2005	217,694	$2,177	23,413	$234	$277,518	$(312)	$(284,506)	$(4,889)

See accompanying notes to consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Acura Pharmaceuticals, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and changes in cash flows for the three and nine months ended September 30, 2005, assuming that the Company will continue as a going concern, have been made. The results of operations for the three and nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the fourth quarter of 2003 and first quarter of 2004, the Company restructured its operations and ceased the manufacture, sale and distribution of generic finished dosage pharmaceutical products by the Company’s subsidiary, Axiom Pharmaceutical Corporation.

As restructured, the Company is a specialty pharmaceutical development company primarily engaged in development of proprietary abuse deterrent, abuse resistant and tamper proof formulation technologies ("Aversion® Technology") intended to discourage abuse of orally administered opioid analgesic products. The Company utilizes several contract research organizations and an academic institution for laboratory and clinical evaluation and testing of product candidates incorporating the Aversion® Technology. The Company also conducts research, development, laboratory, stability, manufacturing and warehousing activities relating to the Aversion®Technology at its Culver, Indiana operations facility (the "Culver Facility"). The Culver Facility is registered by the DEA to perform research, development and manufacture for certain Schedule II - V controlled substances in bulk and finished dosage forms.

In addition, to a much lesser extent, during 2004 and early 2005, the Company was engaged in research, development and manufacture of proprietary, high-yield, short cycle time, environmentally sensitive opioid synthesis processes (the "Opioid Synthesis Technologies" and, collectively with the Aversion®Technology, the “Technologies”) intended for use in the commercial production of certain bulk opioid active pharmaceutical ingredients (“APIs”). In early 2005, the Company suspended development and commercialization efforts relating to the Opioid Synthesis Technologies pending the Administrative Law Judge’s (“ALJ”) determination relating to the Company’s Import Registration filed with the U.S. Drug Enforcement Administration (the “DEA”) in early 2001. As of the date of this Report, the Company's application for an Import Registration remains pending with the ALJ. The Import Registration, if ultimately granted, for which there can be no assurance, could provide the Company with an economical source of narcotic raw materials (“NRMs”) for use as starting materials in the commercial manufacture and supply of certain opioid APIs.

To generate revenue the Company plans to enter into development and commercialization agreements with strategically focused pharmaceutical company partners (the "Partners") providing that such Partners license product candidates utilizing the Company’s Aversion® Technology and further develop, register and commercialize multiple formulations and strengths of such product candidates. The Company expects to receive milestone payments and a share of profits and/or royalty payments derived from the Partners' sale of products incorporating the Aversion® Technology. Future revenue, if any, will be derived from milestone payments and a share of profits and/or royalty payments relating to such collaborative partners' sale of products incorporating the Aversion® Technology. As of the date of this Report, the Company did not have any executed collaborative agreements with Partners, nor can there be any assurance that the Company will successfully enter into such collaborative agreements in the future.

The Company's business involves inherent risk as set forth in Part 1, Item 2 of this Report. These risks include, among others, the need for Food and Drug Administration (“FDA”) approval prior to commercial distribution of the Company’s product candidates in the United States, acceptance by healthcare providers and third party payors of such product candidates, dependence on key personnel, determination of patentability for our Aversion® Technology by the United States Patent and Trademark Office, and freedom to operate for the Company’s product candidates.

NOTE 2 - LIQUIDITY MATTERS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2005, the Company had unrestricted cash and cash equivalents of $0.3 million, a working capital deficit of $1.2 million, and an accumulated deficit of $284.5 million. At December 31, 2004, the Company had cash and cash equivalents of $3.1 million, a working capital of $2.4 million and an accumulated deficit of $279.5 million. The Company incurred a loss from operations of $4.6 million and a net loss of $5.0 million during the nine months ended September 30, 2005 and a loss from operations of $9.9 million and a net loss of $70.0 million during the year ended December 31, 2004. Historically, the Company has incurred significant losses and until such time as its product candidates are commercialized, of which no assurance can be given, the Company will continue incurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company estimates that its current cash reserves, including the net proceeds from the November 2005 Bridge Loan, will fund continued development of the Aversion® Technology and related operating expenses through January, 2006.To continue funding operations the Company must raise additional financing and/or enter into alliances or collaboration agreements with third parties. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

Even assuming the Company is successful in securing additional sources of financing and/or enters into alliances or collaborative agreements relating to the Aversion® Technology, there can be no assurance that the Company's development efforts will result in commercially viable products. The Company's failure to successfully develop the Aversion® Technology in a timely manner, to obtain an issued U.S. patent relating to the Aversion® Technology and to avoid infringing third-party patents and other intellectual property rights will have a material adverse impact on its financial condition and results of operations.

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) released FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“SFAS 123R”)”. These changes in accounting replace existing requirements under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and eliminates the ability to account for share-based compensation transaction using APB Opinion No.25, “Accounting for Stock Issued to Employees”. The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. This Statement does not change the accounting for similar transactions involving parties other than employees. In April 2005, the Securities and Exchange Commission (the “SEC”) delayed implementation of SFAS 123R for publicly traded companies such that they must apply this Standard as of the beginning of the next fiscal year that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has not completed its evaluation of the impact of adopting SFAS 123R on its consolidated financial statements, but anticipates that more compensation costs will be recorded in the future if the use of options for employees and director compensation continues as in the past.

Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”, (“SFAS 154”). SFAS 154 primarily requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2006.

NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made on the December 31, 2004 balance sheet to conform to the September 30, 2005 balance sheet presentation.

NOTE 5 - CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. At September 30, 2005, the Company did not have any purchased debt instruments. At December 31, 2004, cash equivalents consisted of bank investments totaling approximately $2.6 million.

At September 30, 2005, the Company had a restricted cash of $200,000 placed against the $1,500,000 Secured Term Notes Payable maturing on June 1, 2006. On October 20, 2005, the lenders under the Secured Term Note Payables waived the requirement that the Company maintain such restricted cash balances until such time as the Company receives additional financing providing net proceeds to the Company of at least $2.0 million. As a result, the Company is permitted to use such amount to fund continuing operations.

NOTE 6 - RESEARCH AND DEVELOPMENT

Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related costs of research and development personnel, and the costs of consultants, patent counsel, facilities, materials and supplies associated with research and development projects and various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company considers that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This includes up-front and milestone payments made to third parties in connection with research and development collaborations. The Company had no research and development commitments with third parties at September 30, 2005 or at December 31, 2004.

NOTE 7 - INCOME TAXES

At December 31, 2004 the Company has net operating loss carryforwards aggregating approximately $129.7 million expiring during the years 2009 through 2024. The tax loss carryforwards of the Company and its subsidiaries may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company's ability to utilize net operating loss carryforwards each year. The amount of the limitation has not been quantified. The Financial Accounting Standards Board Statement “Accounting for Income Taxes” (“SFAS 109”) requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. At December 31, 2004, a valuation allowance equal to 100% of the net deferred income tax assets was used and primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards.

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

	SEPTEMBER 30,
	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	2005	2004	2005	2004
	(In thousands, except per share data)

Net loss, as reported	$(4,965)	$(67,912)	$(1,635)	$(51,480)
Add: Stock-based employee compensation expense included in reported net loss	766	1,442	173	-
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,156)	(2,313)	(267)	(250)
Net loss, pro forma	$(5,355)	$(68,783)	$(1,729)	$(51,730)

Weighted average number of outstanding shares	22,906	21,749	23,169	21,928
Earnings per share:
Basic and diluted loss per share, as reported	$(0.22)	$(3.12)	$(0.07)	$(2.35)
Basic and diluted loss per share, pro forma	$(0.23)	$(3.16)	$(0.08)	$(2.36)

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

NOTE 9 - UNEARNED COMPENSATION

In 2004 the Company granted approximately 13,175,000 options to employees to purchase common stock for $0.13 per share. As a result of the grant the Company recorded approximately $3,030,000 of unearned compensation in accordance with APB Opinion No. 25; $766,000 and $1,442,000 of the unearned compensation was amortized to expense during the nine months ended September 30, 2005 and September 30, 2004, respectively. The Company amortizes unearned compensation over the vesting period of the underlying option, adjusted for employee terminations.

NOTE 10 - (LOSS) EARNINGS PER SHARE

Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average of common shares outstanding during the reporting period. Diluted earnings or loss per share is computed by dividing net earnings or loss by the weighted average of common shares plus potential dilutive common share equivalents outstanding during the reporting periods presented. Potential dilutive common share equivalents consist of outstanding stock options assuming the exercise of all in-the-money stock options, warrants, and convertible preferred shares. The treasury stock method is used to calculate potential dilutive outstanding stock options and warrants.

For the nine month periods ended September 30, 2005 and 2004, approximately 344.2 million and 355.9 million, respectively, and for the three month periods ended September 30, 2005 and 2004, approximately 339.8 million and 355.9 million, respectively, of common stock equivalents relating to outstanding warrants, options and convertible preferred shares have been excluded from the calculation of diluted loss per share because they are anti-dilutive.

NOTE 11 - CONVERTIBLE PREFERRED STOCK

At September 30, 2005, convertible preferred stock consisted of the following:

		September 30, 2005
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

Effective November 10, 2005, all of the Company’s issued and outstanding shares of preferred stock were automatically and mandatorily converted into the Company’s common stock in accordance with the terms of the Company’s Restated Certification of Incorporation (the “Preferred Stock Conversion”). In accordance with the conversion provisions contained in the Restated Certificate of Incorporation, all issued and outstanding shares of the Company’s Series A Preferred Stock, Series B Preferred Stock, Series C-1 Preferred Stock, Series C-2 Preferred Stock and Series C-3 Preferred Stock (collectively, the “Preferred Stock”) are converted automatically into the Company’s common stock upon the Company’s receipt of the written consent to the Preferred Stock Conversion from the holders of at least 51% of the shares of the Company’s Series A Preferred Stock. On November 10, 2005, the Company received the consent to the Preferred Stock Conversion from GCE Holdings LLC (the assignee of all Preferred Stock formerly held by each of Care Capital Investments II, LP, Care Capital Offshore Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners International III, L.P., Galen Partners III, L.P. and Galen Employee Fund III, L.P.), such entity holding in the aggregate in excess of 51% of the issued and outstanding shares of the Company’s Series A Preferred Stock. In accordance with the terms of the Company’s Restated Certificate of Incorporation, all shares of the Company’s Preferred Stock were automatically converted into an aggregate of approximately 305.4 million shares of the Company’s common stock. Had this conversion taken place on January 1, 2005, the Company's reported loss per share for the three months and nine months ended September 30, 2005 would have been $0.0 and $0.02, respectively.

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

Pursuant to the terms of the 2004 Purchase Agreement and other documents executed in connection with the 2004 Debentures, effective August 13, 2004, each of the holders of the Company’s 2004 Debentures converted the 2004 Debentures into the Company’s Series A preferred shares (the “Series A Preferred”). In addition, effective August 13, 2004, each of the holders of the Company’s 5% convertible senior secured debentures issued during the period 1998 through and including 2003 converted such debentures into the Company’s Series B Preferred Stock (the “Series B Preferred”) and/or Series C-1, C-2 and/or C-3 preferred stock (collectively, the “Series C Preferred”). The Series C Preferred shares together with the Series B Preferred shares are herein referred to as the “Junior Preferred Shares”). Upon conversion of the Company’s outstanding debentures, the Company issued approximately 21.9 million Series A Preferred shares, approximately 20.2 million Series B Preferred shares, approximately 56.4 million Series C-1 Preferred shares, approximately 37.4 million Series C-2 Preferred shares and approximately 81.9 million Series C-3 Preferred shares. The Series A Preferred Shares are convertible into the Company's Common Stock, with each Series A Preferred Share convertible into the number of shares of Common Stock obtained by dividing (i) the Series A Liquidation Preference, by (ii) the $0.6425 Series A conversion price, as such conversion price may be adjusted, from time to time, pursuant to the dilution protections of such shares. The Junior Preferred Shares are convertible into the Company's Common Stock, with each Junior Preferred Share convertible into one share of Common Stock. Effective November 10, 2005, the Series A Preferred shares and the Junior Preferred Shares were converted into an aggregate of approximately 305.4 million shares of the Company’s Common Stock.

NOTE 12 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 30, 2005	December 31, 2004
	(In thousands)

Bonus, Payroll, Payroll Taxes and Benefits	69	573
Legal Fees	58	124
Audit Examination and Tax Preparation Fees	62	85
Litigation Settlement	35	25
Franchise Taxes	20	–
Property Taxes	59	30
Medicaid Rebates	13	50
Regulatory, Trademarks and Patent Consulting	–	40
Directors Fees	9	–
Clinical and Laboratory Testing	107	–
Other	–	32
	$432	$959

NOTE 13 - SENIOR SECURED TERM NOTES PAYABLE

November 2005 Bridge Loan Financing

The Company is a party to a Loan Agreement, dated November 9, 2005 (the “November 2005 Bridge Loan Agreement”) by and among Essex Woodlands Health Venture V, L.P., Care Capital Investments II, LP, Care Capital Offshore Investments II, LP, Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. and such Additional Lenders as may become a party pursuant to the terms of the November 2005 Bridge Loan Agreement (collectively, the “November 2005 Bridge Lenders”) providing for bridge financing to the Company in the initial principal amount of $800,000, plus such additional amounts of up to $250,000 as may be advanced thereunder (the “November 2005 Bridge Loan”). The net proceeds from the November 2005 Bridge Loan, after the satisfaction of related expenses, will be used by the Company to continue the development of its Aversion® Technology and to fund operating expenses. The November 2005 Bridge Loan is secured by a lien on all of the Company’s assets, senior in right of payment and lien priority to all other indebtedness of the Company. The November 2005 Bridge Loan bears interest at the rate of ten percent (10%) per annum and matures on June 1, 2006. The November 2005 Bridge Loan is subject to mandatory pre-payment by the Company upon the Company’s completion of equity or debt financing or any sale, transfer, license or similar arrangement pursuant to which the Company or any of its Subsidiaries sells, licenses or otherwise grant rights in any material portion of the Company’s intellectual property to any third party, provided that the consummation of any such transaction results in cash proceeds to the Company, net of all costs and expenses, at least equal to the sum of (i) $4.0 million, plus (ii) the aggregate principal amount of the November 2005 Bridge Loan (a “Funding Event”). The November 2005 Bridge Loan Agreement restricts the Company’s ability to issue any shares of its currently authorized Series A, B or C preferred stock without the prior consent of the November 2005 Bridge Lenders, and grants the November 2005 Bridge Lenders preemptive rights relating to the issuance of the Company’s Series A, B and C preferred stock. The November 2005 Bridge Loan Agreement also contains normal and customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt or grant any lien on the assets of the Company or its Subsidiaries, subject to certain permitted exclusions.

September 2005 Bridge Loan Financing

The Company is a party to a Loan Agreement, dated September 16, 2005 (the “September 2005 Bridge Loan Agreement”) by and among Essex Woodlands Health Venture V, L.P., Care Capital Investments II, L.P., Care Capital Offshore Investments II, L.P., Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, the “September 2005 Bridge Lenders”) providing for bridge financing to the Company in the principal amount of $0.5 million (the “September 2005 Bridge Loan”). The net proceeds from the September 2005 Bridge Loan, after the satisfaction of related expenses, will be used by the Company to continue the development of its Aversion® Technology and to fund operating expenses. The terms of the September 2005 Bridge Loan are identical to the terms of the November 2005 Bridge Loan, except that (i) the September 2005 Bridge Loan requires that the Company maintain minimum cash reserves of $200,000, which requirement has been waived (see “Note 5” and “Item 2 - Liquidity and Capital Resources”), (ii) the lien securing the September 2005 Bridge Loan is junior in right of payment and lien priority to the November 2005 Bridge Loan, and (iii) the Funding Event amount is $4.0 million.

June 2005 Bridge Loan Financing

The Company also is a party to a Loan Agreement, dated June 22, 2005 (the “June 2005 Bridge Loan Agreement”) by and among Essex Woodlands Health Venture V, L.P., Care Capital Investments II, L.P., Care Capital Offshore Investments II, L.P., Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, the “June 2005 Bridge Lenders”) providing for bridge financing to the Company in the principal amount of $1.0 million (the “June 2005 Bridge Loan”). The net proceeds from the June 2005 Bridge Loan, after the satisfaction of related expenses, were used by the Company to continue the development of its Aversion® Technology and to fund operating expenses. The terms of the June 2005 Bridge Loan are identical to the terms of the November 2005 Bridge Loan described above, except that (i) the June 2005 Bridge Loan requires that the Company maintain minimum cash reserves of $200,000, which requirement has been waived (See “Note 5” and Item 2 - Liquidity and Capital Resources”), (ii) the lien securing the June 2005 Bridge Loan is junior in right of payment and lien priority to each of the November 2005 Bridge Loan and the September 2005 Bridge Loan and (ii) the Funding Event amount is $3.5 million.

2004 Promissory Note

The Company issued to Care Capital Investments II, LP, Care Capital Offshore Investments II, LP, Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Essex Woodlands Health Ventures V, L.P., Michael Weisbrot, Susan Weisbrot, Peter Stieglitz, George Boudreau, John Heppe, and Dennis Adams (collectively the “2004 Note Holders”) a promissory note in the principal amount of $5.0 million (the “2004 Note”). The 2004 Note is subject to the terms of a loan agreement dated March 29, 2000, originally, between the Company and Watson Pharmaceuticals, as amended on each of June 30, 2000, December 20, 2002 and February 6, 2004 (as amended, the “2004 Loan Agreement”).

The 2004 Note bears interest at the rate equal to the prime rate plus four and one half percent (4.5%) per annum and has a maturity date of June 30, 2007. The rate of interest under the 2004 Note at September 30, 2005 was 11.25%. On November 1, 2005, the rate of interest increased to 11.50% to coincide with the increase in the prime rate of interest. The 2004 Note also provides for satisfaction of quarterly interest payments thereunder in the form of the Company’s Common Stock, and is secured by a lien on all assets of the Company. Further, the Company’s obligations under the 2004 Note are guaranteed by Acura Pharmaceutical Technologies, Inc. and Axiom Pharmaceutical Corporation, each a wholly-owned subsidiary of the Company, which guarantees are secured by all assets of such subsidiaries, and, in the case of Acura Pharmaceutical Technologies, Inc., by a mortgage lien on its real property located in Culver, Indiana. As part of the completion of each of the June 2005 Bridge Loan, the September 2005 Bridge Loan and the November 2005 Bridge Loan, the 2004 Note Holders, the November 2005 Bridge Lenders, the September 2005 Bridge Lenders and the June 2005 Bridge Lenders executed Subordination Agreements providing for the subordination of the lien and payment priority of the 2004 Note in favor of the lien and payment priority of each of the November 2005 Bridge Loan, the September 2005 Bridge Loan and the June 2005 Bridge Loan.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Contracts

Andrew D. Reddick is employed pursuant to an Employment Agreement effective as of August 26, 2003, with amendments dated May 26, 2004 and May 24, 2005 which provides that Mr. Reddick will serve as the Company's Chief Executive Officer and President for an initial term expiring August 26, 2005. The term of the Employment Agreement provides for automatic one (1) year renewals in the absence of written notice to the contrary from the Company or Mr. Reddick at least ninety (90) days prior to the expiration of the initial term or any subsequent renewal period. The Employment Agreement was amended on May 24, 2005 to reduce the written notice period from at least ninety (90) days to thirty (30) days prior to the expiration of the initial term. On August 26, 2005, the Employment Agreement renewed for a term expiring August 26, 2006.

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

Peter A. Clemens is employed pursuant to an Employment Agreement effective as of March 10, 1998, with amendments dated June 28, 2000, and January 5, 2005 which provides that Mr. Clemens will serve as the Company's Senior Vice President and Chief Financial Officer for a term expiring April 30, 2006. The term of the Employment Agreement provides for automatic one (1) year renewals in the absence of written notice to the contrary from the Company or Mr. Clemens at least one hundred eighty (180) days prior to the expiration of the initial term or any subsequent renewal period. On November 1, 2005, the Employment Agreement renewed for a term expiring April 30, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included elsewhere in this Report. Historical operating results are not necessarily indicative of results that may occur in future periods.

Forward Looking Statements

Certain statements in this Report including, without limitation, in this Item 2 constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Acura Pharmaceuticals, Inc. ("Acura" or the "Company"), or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, general economic conditions, competitive conditions, technological conditions and governmental legislation. More specifically, important factors that may affect future results include, but are not limited to: the Company’s ability to secure additional financing to fund continued operations, changes in laws and regulations, particularly those affecting the Company’s operations; the Company’s ability to continue to attract, assimilate and retain highly skilled personnel; its ability to secure and protect its patents, trademarks and proprietary rights; its ability to avoid infringement of patents, trademarks and other proprietary rights or trade secrets of third parties; litigation or regulatory action that could require the Company to pay significant damages or change the way it conducts its business; the Company’s ability to successfully develop and market its products; customer responsiveness to new products and distribution channels; its ability to compete successfully against current and future competitors; its dependence on third-party suppliers of raw materials; the availability of controlled substances that constitute the active ingredients of the Company’s products in development; difficulties or delays in clinical trials for Company products or in the manufacture of Company products; and other risks and uncertainties detailed in this Report. The Company is at an early stage of development and may not ever have any products that generate significant revenue. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements. Additionally, such forward-looking statements are subject to the risks and uncertainties discussed below under the section entitled "Risk Factors Relating to the Company".

Company Overview

In the fourth quarter of 2003 and first quarter of 2004, the Company restructured its operations and ceased the manufacture, sale and distribution of generic finished dosage pharmaceutical products by the Company’s subsidiary, Axiom Pharmaceutical Corporation. As part of this restructuring, on February 18, 2004, the Company sold certain of its inactive, non-revenue generating Abbreviated New Drug Applications ("ANDAs") to Mutual Pharmaceutical Company, Inc. in consideration of $2.0 million. In addition, on March 19, 2004, the Company and its wholly-owned subsidiary, Axiom Pharmaceutical Corporation, entered into an Asset Purchase Agreement with IVAX Pharmaceuticals New York LLC ("IVAX") pursuant to which the Company and Axiom agreed to sell to IVAX substantially all of the Company's assets used in the manufacture of generic finished dosage pharmaceutical products in consideration of $2.5 million. On August 13, 2004, the Company completed the sale of such assets to IVAX.

As restructured, the Company is a specialty pharmaceutical development company primarily engaged in development of proprietary abuse deterrent, abuse resistant and tamper proof formulation technologies ("Aversion® Technology") intended to discourage abuse of orally administered opioid analgesic products. The Company utilizes several contract research organizations and an academic institution for laboratory and clinical evaluation and testing of product candidates incorporating the Aversion® Technology. The Company also conducts research, development, laboratory, stability, manufacturing and warehousing activities relating to the Aversion®Technology at its Culver, Indiana operations facility (the "Culver Facility"). The Culver Facility is registered by the DEA to perform research, development and manufacture for certain Schedule II - V controlled substances in bulk and finished dosage forms.

In addition, to a much lesser extent, during 2004 and early 2005, the Company was engaged in research, development and manufacture of proprietary, high-yield, short cycle time, environmentally sensitive opioid synthesis processes (the "Opioid Synthesis Technologies" and, collectively with the Aversion®Technology, the “Technologies”) intended for use in the commercial production of certain bulk opioid active pharmaceutical ingredients (“APIs”). In early 2005 the Company suspended development and commercialization efforts relating to the Opioid Synthesis Technologies pending the Administrative Law Judge’s determination relating to the Company’s Import Registration filed with the U.S. Drug Enforcement Administration (the “DEA”) in early 2001. The Import Registration, if ultimately granted, for which there can be no assurance, could provide the Company with an economical source of narcotic raw materials (“NRMs”) for use as starting materials in the commercial manufacture and supply of certain opioid APIs.

To fund continuing operations and research and development activities on February 10, 2004, the Company completed a private offering of debentures in the aggregate principal amount of approximately $12.3 million (the "2004 Debenture Offering"). As part of the completion of the 2004 Debenture Offering, the Company retired approximately $16.4 million in indebtedness under the Company's $21.4 million term loan with Watson Pharmaceuticals. On April 14, 2004 and May 26, 2004 the Company completed additional funding under the 2004 Debenture Offering in the aggregate principal amount of approximately $1.7 million resulting in an aggregate principal amount of convertible secured debentures issued as part of the 2004 Debenture Offering of $14.0 million. In accordance with the terms of the documents executed in connection with the 2004 Debenture Offering, effective August 13, 2004, the aggregate principal amount of the 2004 Debentures as well as Company’s other convertible debentures issued during the period 1998 through 2003 (aggregating approximately $80.6 million) converted into various classes of the Company’s preferred shares. Effective November 10, 2005, all of the Company’s issued and outstanding preferred stock was converted into an aggregate of approximately 305.4 million shares of the Company’s common stock.

The Company has incurred net losses since 1992 and the Company's consolidated financial statements for each of the years ended December 31, 2004 and 2003 have been prepared on a going-concern basis, expressing substantial doubt about the Company's ability to continue as a going-concern as a result of recurring losses and negative cash flows. The Company's future profitability will depend on several factors, including:

•	The Company’s ability to secure additional financing to fund continued operations;

•	The successful completion of the formulation development, clinical testing and acceptable regulatory review of product candidates utilizing the Aversion® Technology;

•	The receipt of issued patents from the U.S. Patent and Trademark Office (“PTO”) for the material claims in the Company's patent applications relating to the Aversion®Technology;

•	The Company's ability to negotiate and execute appropriate licensing, development and commercialization agreements with interested third parties relating to the Company’s product candidates; and,

•	The successful commercialization by licensees of products incorporating the Aversion® Technology without infringing the patents and other intellectual property rights of third parties.

Company’s Present Financial Condition, Focus and Status

At September 30, 2005, the Company had unrestricted cash and cash equivalents of $0.3 million compared to $3.1 million at December 31, 2004. The Company had a working capital deficit of $1.2 million at September 30, 2005 and working capital of $2.4 million at December 31, 2004. The Company had an accumulated deficit of $284.5 million and $279.5 million at September 30, 2005 and December 31, 2004, respectively. The Company incurred a loss from operations of $4.6 million and a net loss of $5.0 million during the nine months ended September 30, 2005, compared to a loss from operations of $8.0 million and net loss of $67.9 million during the nine months ended September 30, 2004. At November 9, 2005, the Company had cash and cash equivalents of approximately $860,000. The Company estimates that its current cash reserves, including the net proceeds from the November 2005 Bridge Loan, will fund continued development of the Aversion® Technology and related operating expenses through January, 2006. See “Liquidity and Capital Resources - Commercial Focus, Cash Reserves and Funding Requirements.”

The Company is focused on:

•	Development and evaluation, in concert with contract research organizations (“CROs”), in laboratory settings and clinical trials, of product candidates utilizing the Company's Aversion® Technology.

•
Manufacture, quality assurance testing and release, and stability studies of clinical trial supplies and NDA submission batches of certain finished dosage form product candidates utilizing the Company’s Aversion® Technology.

•	Prosecution of the Company’s patent applications relating to the Aversion® Technology with the United States Patent and Trademark Office (“PTO”) and foreign equivalents.

•
Negotiation and execution of license and development agreements with strategic pharmaceutical company partners providing that such licensees will further develop certain finished dosage product candidates utilizing the Aversion® Technology, file for regulatory approval with the FDA and other regulatory authorities and commercialize such products.

•	Prosecution of the Company's application to the U.S. Drug Enforcement Administration (“DEA”) for registration to import narcotic raw materials (“NRMs”).

Status of Patent Applications and Issued Patents

As of the date of this Report, the Company has one (1) provisional US, two (2) non provisional US and one (1) international patent applications pending relating to its Aversion® Technology. Additionally, the Company has five (5) US patents issued, one (1) US Notice of Allowance granted, three (3) US and one (1) international patent applications pending related to its Opioid Synthesis Technologies. As of the date of this Report, the Company retained ownership of all intellectual property and commercial rights to its product candidates and Technologies

Status of Strategy with Commercial Partners

To generate revenue the Company plans to enter into development and commercialization agreements with strategically focused pharmaceutical company partners (the "Partners") providing that such Partners license product candidates utilizing the Company’s Aversion® Technology and further develop, register and commercialize multiple formulations and strengths of such product candidates. The Company expects to receive milestone payments and a share of profits and/or royalty payments derived from the Partners' sale of products incorporating the Aversion® Technology. Future revenue, if any, will be derived from milestone payments and a share of profits and/or royalty payments relating to such collaborative partners' sale of products incorporating the Aversion® Technology. As of the date of this Report, the Company did not have any executed collaborative agreements with Partners, nor can there be any assurance that the Company will successfully enter into such collaborative agreements in the future.

Status of Development of OxyADF™ Tablets

The Company’s lead product candidate, OxyADF™ (formerly known as Product Candidate #2) is an orally administered tablet product being developed pursuant to an active investigational new drug application (“IND”) on file with the United States Food and Drug Administration (“FDA”). The FDA has confirmed that OxyADF™ is an appropriate product candidate for submission as a 505(b)(2) new drug application (“NDA”). To date the Company, in concert with CROs, has completed patient enrollment in one phase I clinical trial and one phase II clinical trial relating to the development of OxyADF™. The data from these clinical studies are being analyzed and the Company, subject to the results of the analyses, intends to use such data in its 505(b)(2) NDA submission for OxyADF™. In written correspondence to the Company the FDA has confirmed that completion of certain additional clinical studies will be required prior to submission of a 505(b)(2) NDA for OxyADF™.

In addition, the Company, in concert with a CRO, has completed a pivotal bioequivalence study for OxyADF™ using tablets from batches manufactured by the Company at its Culver Facility at a scale of sufficient size to fulfill the FDA’s requirements for a 505(b)(2) NDA submission. The final report from the CRO confirms that OxyADF™ is bioequivalent to the applicable reference listed drug. The Company intends to use such data in its 505(b)(2) NDA submission for OxyADF™.

In addition, the Company, in concert with an independent laboratory CRO, completed a pivotal study to assess certain properties of OxyADF™ using tablets from batches manufactured by the Company at its Culver Facility at a scale of sufficient size to fulfill the FDA’s requirements for a 505(b)(2) NDA submission. The final report from this pivotal laboratory study confirms that extracting the active opioid ingredient from OxyADF™ tablets in a form which may be abused via intravenous injection is substantially more difficult than extracting the active opioid ingredient from several currently marketed opioid-based commercial products. The Company intends to utilize the data from this pivotal laboratory study in its 505(b)(2) NDA submission for OxyADF™.

Estimating the dates of completion of clinical development, and the costs to complete development, of the Company's product candidates, including OxyADF™, would be highly speculative, subjective and potentially misleading. Pharmaceutical products require significant time to research, develop and commercialize. The Company expects to reassess its future research and development plans based on the review of data received from current research and development activities. The cost and pace of future research and development activities are linked and subject to change. At this stage there can be no assurance that any of the Company’s research and development efforts, including those for OxyADF™, will lead to a 505(b)(2) NDA submission or that if NDA submissions are made with the FDA, that any such submission will be approved by the FDA.

Results of Operations for the Nine Months Ended September 30, 2005 and September 30, 2004

In comparing results of operations for the nine months ended September 30, 2005 with those for 2004 it is important to consider that the Company, as restructured, focused the majority of its efforts and resources on research and development activities and subsequent to March, 2004, no longer maintained any generic manufacturing facilities or conducted any finished dosage manufacturing activities. Net product revenues and manufacturing expenses realized in early 2004 were incurred as part of an orderly phase out of all generic product manufacturing and distribution activities.

Net Revenues

The Company's net revenues for the nine months ended September 30, 2005 and September 30, 2004 were as follows (in thousands):

9 MONTHS ENDED 9/30/05 NET REVENUES	9 MONTHS ENDED 9/30/04 NET REVENUES	9 MONTHS ENDED 9/30/05-9/30/04 NETREVENUES CHANGE ($)	9 MONTHS ENDED 9/30/05-9/30/04 NET REVENUES CHANGE (%)
$ –	$838	$(838)	(100%)

The decrease in net revenues was a result of the Company’s decision to restructure operations and cease the manufacture and distribution of finished dosage generic pharmaceutical products. The net revenues for the nine months ended September 30, 2004 reflect the sale of remaining inventories of finished dosage generic pharmaceutical products during such period.

Cost of Manufacturing

The Company’s cost of manufacturing for the nine months ended September 30, 2005 and September 30, 2004 were as follows (in thousands):

9 MONTHS ENDED 9/30/05 COST OF MANUFACTURING	9 MONTHS ENDED 9/30/04 COST OF MANUFACTURING	9 MONTHS ENDED 9/30/05-9/30/04 COST OF MANUFACTURING CHANGE ($)	9 MONTHS ENDED 9/30/05-9/30/04 COST OF MANUFACTURING CHANGE (%)
$ –	$1,437	$(1,437)	(100%)

For the nine months ended September 30, 2004 cost of manufacturing includes the fixed costs of the Company's generic finished dosage manufacturing operations primarily incurred in the first quarter of 2004. The Company’s generic finished dosage manufacturing operations ceased in March 2004.

Research and Development Expenses

The Company’s research and development expenses for the nine months ended September 30, 2005 and September 30, 2004 were as follows (in thousands):

9 MONTHS ENDED 9/30/05 R&D EXPENSES	9 MONTHS ENDED 9/30/04 R&D EXPENSES	9 MONTHS ENDED 9/30/05 and 9/30/04 R&D EXPENSES CHANGE ($)	9 MONTHS ENDED 9/30/05 and 9/30/04 R&D EXPENSES CHANGE (%)
$2,527	$3,179	$(652)	(21%)

Research and development expense in the nine months ended September 30, 2004 consisted primarily of product development costs associated with the manufacture and sale of finished dosage pharmaceutical products. Subsequent to September 30, 2004, research and development expense consists of drug development primarily associated with our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2005 results is a $284 benefit from the reversal of a bonus accrual and a non cash compensation charge of $210 recorded for the vesting of non qualified stock options granted in the prior year.

Selling, Marketing, General and Administrative Expenses

Selling, marketing, general and administrative expenses for the nine months ended September 30, 2005 and 2004 were as follows (in thousands):

9 MONTHS ENDED 9/30/05 SELLING, MARKETING, G&A EXPENSES	9 MONTHS ENDED 9/30/04 SELLING, MARKETING, G&A EXPENSES	9 MONTHS ENDED 9/30/05 and 9/30/04 SELLING, MARKETING, G&A EXPENSES CHANGE ($)	9 MONTHS ENDED 9/30/05 and 9/30/04 SELLING, MARKETING, G&A EXPENSES CHANGE (%)
$2,120	$4,236	$(2,116)	(50%)

Selling and marketing expense in the nine months ended September 30, 2004 consisted primarily of costs associated with a manufacturer and distributor of finished dosage products. The decrease in selling, marketing, general and administrative expenses resulted from the Company’s decision to restructure operations by discontinuing the distribution and sale of generic finished dosage pharmaceutical products and reducing its administrative support staff. During the nine months ended September 30, 2005, the Company did not incur selling expenses and the marketing expenses consisted of costs of Aversion® Technology market research studies and internal payroll costs. The Company’s general and administrative expenses consisted of legal and other professional fees, corporate insurance, and payroll costs. Included in the 2005 results is a $211 benefit from the reversal of a bonus accrual and a non cash compensation charge of $556 recorded for the vesting of non qualified stock options granted in the prior year.

Environmental Compliance Expenses

During the nine months ended September 30, 2005 and September 30, 2004, the Company incurred the following expenses in connection with environmental compliance (in thousands):

9 MONTHS ENDED 9/30/05 ENVIRONMENTAL COMPLIANCE EXPENSES	9 MONTHS ENDED 9/30/04 ENVIRONMENTAL COMPLIANCE EXPENSES	9 MONTHS ENDED 9/30/05 and 9/30/04 ENVIRONMENTAL COMPLIANCE EXPENSES CHANGE ($)	9 MONTHS ENDED 9/30/05 and 9/30/04 ENVIRONMENTAL COMPLIANCE EXPENSES CHANGE (%)
$ –	$180	$(180)	(100%)

The environmental compliance expenses related primarily to disposal of hazardous and controlled substances waste and related personnel costs for environmental compliance during the nine month period ended September 30, 2004 when the Company maintained its manufacturing operations.

Interest Expense, Net of Interest Income

The Company’s interest expense, net of interest income for the nine months ended September 30, 2005 and September 30, 2004 was as follows (in thousands):

9 MONTHS ENDED 9/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME	9 MONTHS ENDED 9/30/04 INTEREST EXPENSE, NET OF INTEREST INCOME	9 MONTHS ENDED 9/30/05 and 9/30/04 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE ($)	9 MONTHS ENDED 9/30/05 and 9/30/04 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE (%)
$404	$2,799	$(2,395)	(86%)

The change in the interest expense, net of interest income reflects the interest savings from both the restructuring of the Company's Secured Term Note indebtedness to Watson Pharmaceuticals, Inc. in February, 2004 and the conversion of the Company’s 5% convertible debentures into convertible preferred stock on August 13, 2004. The Company incurs interest at the prime interest rate plus 4.5% on its $5.0 million Secured Term Note Payable and incurs 10.0% interest on its $1.5 million Secured Term Notes Payable.

Amortization of Deferred Debt Discount and Private Debt Offering Costs

The Company’s deferred debt discount and private debt offering costs for the nine months ended September 30, 2005 and September 30, 2004 were as follows (in thousands):

9 MONTHS ENDED 9/30/05 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS	9 MONTHS ENDED 9/30/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS	9 MONTHS ENDED 9/30/05 and 9/30/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS CHANGE ($)	9 MONTHS ENDED 9/30/05 and 9/30/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS CHANGE (%)
$ –	$72,491, consisting of • $1,030 private debt offering costs • $71,461 deferred debt discount	$(72,491)	(100%)

The Company incurred neither debt discount nor debt offering cost amortization during the nine months ended September 30, 2005. In August 2004, as a result of the conversion of all convertible debentures into convertible preferred stock, all remaining unamortized deferred debt discount and private debt offering cost balances were written off to expense.

Net Loss

The Company’s net loss for the nine months ended September 30, 2005 and September 30, 2004 was as follows (in thousands):

9 MONTHS ENDED 9/30/05 NET LOSS	9 MONTHS ENDED 9/30/04 NET LOSS	9 MONTHS ENDED 9/30/05 and 9/30/04 NET LOSS CHANGE ($)	9 MONTHS ENDED 9/30/05 and 9/30/04 NET LOSS CHANGE (%)
$(4,965)	$(67,912)	$(62,947)	(93%)

Included in the net loss for the nine months ended September 30, 2005 is $85 on gain from asset disposals. Included in net loss for the nine months ended September 30, 2004 are gains on debt restructuring of $12,401 and asset sales of $2,388 and other income of $603 relating to settlement of a liabilities at discount.

Results of Operations for the Three Months Ended September 30, 2005 and September 30, 2004

In comparing results of operations for the three months ended September 30, 2005 with those for 2004 it is important to consider that the Company, as restructured, has focused the majority of its efforts and resources on research and development activities and subsequent to March, 2004, no longer maintained any generic manufacturing facilities or conducted any finished dosage manufacturing and distribution activities. Accordingly the Company generated no net product revenues nor incurred any manufacturing expense during the three months ended September 30, 2005 and 2004.

Research and Development Expenses

The Company’s research and development expenses for the three months ended September 30, 2005 and September 30, 2004 were as follows (in thousands):

3 MONTHS ENDED 9/30/05 R&D EXPENSES	3 MONTHS ENDED 9/30/04 R&D EXPENSES	3 MONTHS ENDED 9/30/05 and 9/30/04 R&D EXPENSES CHANGE ($)	3 MONTHS ENDED 9/30/05 and 9/30/04 R&D EXPENSES CHANGE (%)
$845	$1,937	$(1,092)	(56%)

Research and development expense in the three months ended September 30, 2004 consisted primarily of product development costs associated with the manufacture and sale of finished dosage pharmaceutical products. Subsequent to September 30, 2004, research and development expense consists of drug development work primarily associated with our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2005 results is a $379 benefit from the reversal of a bonus accrual and a non cash compensation charge of $47 recorded for the vesting of non qualified stock options granted in the prior year.

Selling, Marketing, General and Administrative Expenses

Selling, marketing, general and administrative expenses for the three months ended September 30, 2005 and 2004 were as follows (in thousands):

3 MONTHS ENDED 9/30/05 SELLING, MARKETING, G&A EXPENSES	3 MONTHS ENDED 9/30/04 SELLING, MARKETING, G&A EXPENSES	3 MONTHS ENDED 9/30/05 and 9/30/04 SELLING, MARKETING, G&A EXPENSES CHANGE ($)	3 MONTHS ENDED 9/30/05 and 9/30/04 SELLING, MARKETING, G&A EXPENSES CHANGE (%)
$628	$1,873	$(1,245)	(67%)

Selling and marketing expense in the three months ended September 30, 2004 consisted primarily of costs associated with a manufacturer and distributor of finished dosage products. The decrease in selling, marketing, general and administrative expenses resulted from the Company’s decision to restructure operations by discontinuing the distribution and sale of generic finished dosage pharmaceutical products and reducing its administrative support staff. During the three months ended September 30, 2005, the Company did not incur selling expenses and the marketing expenses consisted of costs of Aversion® Technology market research studies and payroll costs. The Company’s general and administrative expenses consisted of legal and other professional fees, corporate insurance, and payroll costs. Included in the 2005 results is a non cash compensation charge of $125 recorded for the vesting of non qualified stock options granted in the prior year.

Environmental Compliance Expenses

During the three months ended September 30, 2005 and September 30, 2004, the Company did not incur environmental compliance expense.

Interest Expense, Net of Interest Income

The Company’s interest expense, net of interest income for the three months ended September 30, 2005 and September 30, 2004 was as follows (in thousands):

3 MONTHS ENDED 9/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 9/30/04 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 9/30/05 and 9/30/04 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE ($)	3 MONTHS ENDED 9/30/05 and 9/30/04 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE (%)
$165	$669	($504)	(75%)

The change in the interest expense, net of interest income reflects the interest savings from both the restructuring of the Company's Secured Term Note indebtedness to Watson Pharmaceuticals, Inc. in February, 2004 as well as the conversion of the Company’s 5.0% convertible debentures into convertible preferred stock in August 2004. The Company incurs interest at the prime interest rate plus 4.5% on its $5.0 million Secured Term Note Payable and incurs 10.0% interest on its $1.5 million Secured Term Notes Payable.

Amortization of Deferred Debt Discount and Private Debt Offering Costs

The Company’s deferred debt discount and private debt offering costs for the three months ended September 30, 2005 and September 30, 2004 were as follows (in thousands):

3 MONTHS ENDED 9/30/05 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS	3 MONTHS ENDED 9/30/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS	3 MONTHS ENDED 9/30/05 and 9/30/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS CHANGE ($)	3 MONTHS ENDED 9/30/05 and 9/30/04 DEFERRED DEBT DISCOUNT AND PRIVATE DEBT OFFERING COSTS CHANGE (%)
$ –	$47,836, consisting of • $796 private debt offering costs • $47,040 deferred debt discount	$(47,836)	(100%)

The Company incurred neither debt discount nor debt offering cost amortization during the three months ended September 30, 2005. In August 2004, as a result of the conversion of all convertible debentures into convertible preferred stock, all remaining unamortized deferred debt discount and private debt offering cost balances were written off to expense.

Net Loss

The Company’s net loss for the three months ended September 30, 2005 and September 30, 2004 was as follows (in thousands):

3 MONTHS ENDED 9/30/05 NET LOSS	3 MONTHS ENDED 9/30/04 NET LOSS	3 MONTHS ENDED 9/30/05 and 9/30/04 NET LOSS CHANGE ($)	3 MONTHS ENDED 9/30/05 and 9/30/04 NET LOSS CHANGE (%)
$(1,635)	$(51,480)	$(49,845)	(97%)

Liquidity and Capital Resources

At September 30, 2005, the Company had unrestricted cash and cash equivalents of $0.3 million as compared to $3.1 million at December 31, 2004. The Company had working capital deficit of $1.2 million at September 30, 2005 as compared to working capital of $2.4 million at December 31, 2004.

November 2005 Bridge Loan Financing

The Company is a party to a Loan Agreement, dated November 9, 2005 (the “November 2005 Bridge Loan Agreement”) by and among Essex Woodlands Health Venture V, L.P., Care Capital Investments II, LP, Care Capital Offshore Investments II, LP, Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P. and such Additional Lenders as may become a party pursuant to the terms of the November 2005 Bridge Loan Agreement (collectively, the “November 2005 Bridge Lenders”) providing for bridge financing to the Company in the initial principal amount of $800,000, plus such additional amounts of up to $250,000 as may be advanced thereunder (the “November 2005 Bridge Loan”). The net proceeds from the November 2005 Bridge Loan, after the satisfaction of related expenses, will be used by the Company to continue the development of its Aversion® Technology and to fund operating expenses. The November 2005 Bridge Loan is secured by a lien on all of the Company’s assets, senior in right of payment and lien priority to all other indebtedness of the Company. The November 2005 Bridge Loan bears interest at the rate of ten percent (10%) per annum and matures on June 1, 2006. The November 2005 Bridge Loan is subject to mandatory pre-payment by the Company upon the Company’s completion of equity or debt financing or any sale, transfer, license or similar arrangement pursuant to which the Company or any of its Subsidiaries sells, licenses or otherwise grant rights in any material portion of the Company’s intellectual property to any third party, provided that the consummation of any such transaction results in cash proceeds to the Company, net of all costs and expenses, at least equal to the sum of (i) $4.0 million, plus (ii) the aggregate principal amount of the November 2005 Bridge Loan (a “Funding Event”). The November 2005 Bridge Loan Agreement restricts the Company’s ability to issue any shares of its currently authorized Series A, B or C preferred stock without the prior consent of the November 2005 Bridge Lenders, and grants the November 2005 Bridge Lenders preemptive rights relating to the issuance of the Company’s Series A, B and C preferred stock. The November 2005 Bridge Loan Agreement also contains normal and customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt or grant any lien on the assets of the Company or its Subsidiaries, subject to certain permitted exclusions.

September 2005 Bridge Loan Financing

The Company is a party to a Loan Agreement, dated September 16, 2005 (the “ September 2005 Bridge Loan Agreement”) by and among Essex Woodlands Health Venture V, L.P., Care Capital Investments II, L.P., Care Capital Offshore Investments II, L.P., Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, the “September 2005 Bridge Lenders”) providing for bridge financing to the Company in the principal amount of $0.5 million (the “September 2005 Bridge Loan”). The net proceeds from the September 2005 Bridge Loan, after the satisfaction of related expenses, will be used by the Company to continue the development of its Aversion® Technology and to fund operating expenses. The terms of the September 2005 Bridge Loan are identical to the terms of the November 2005 Bridge Loan, except that (i) the September 2005 Bridge Loan requires that the Company maintain minimum cash reserves of $200,000, (ii) the lien securing the September 2005 Bridge Loan is junior in right of payment and lien priority to the November 2005 Bridge Loan, and (iii) the Funding Event is $4.0 million. On October 20, 2005, the September 2005 Bridge Lenders waived the requirement that the Company maintain minimum cash reserves of $200,000 until such time as the Company receives additional financing providing net proceeds to the Company of at least $2.0 million.

June 2005 Bridge Loan Financing

The Company also is a party to a Loan Agreement, dated June 22, 2005 (the “June 2005 Bridge Loan Agreement”) by and among Essex Woodlands Health Venture V, L.P., Care Capital Investments II, L.P., Care Capital Offshore Investments II, L.P., Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P. (collectively, the “June 2005 Bridge Lenders”) providing for bridge financing to the Company in the principal amount of $1.0 million (the “June 2005 Bridge Loan”). The net proceeds from the June 2005 Bridge Loan, after the satisfaction of related expenses, were used by the Company to continue the development of its Aversion® Technology and to fund operating expenses. The terms of the June 2005 Bridge Loan are identical to the terms of the November 2005 Bridge Loan described above, except that (i) the June 2005 Bridge Loan requires that the Company maintain minimum cash reserves of $200,000, (ii) the lien securing the June 2005 Bridge Loan is junior in right of payment and lien priority to each of the November 2005 Bridge Loan and the September 2005 Bridge Loan and (iii) the Funding Event amount is $3.5 million. On October 20, 2005, the June 30, 2005 Bridge Lenders waived the requirement that the Company maintain minimum cash reserves of $200,000 until such time as the Company receives additional financial providing net proceeds to the Company of at least $2.0 million.

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

Pursuant to the terms of the 2004 Purchase Agreement and other documents executed in connection with the 2004 Debentures, effective August 13, 2004, each of the holders of the Company’s 2004 Debentures converted the 2004 Debentures into the Company’s Series A preferred shares (the “Series A Preferred”). In addition, effective August 13, 2004, each of the holders of the Company’s 5% convertible senior secured debentures issued during the period 1998 through and including 2003 converted such debentures into the Company’s Series B Preferred Stock (the “Series B Preferred”) and/or Series C-1, C-2 and/or C-3 preferred stock (collectively, the “Series C Preferred”). The Series C Preferred shares together with the Series B Preferred shares are herein referred to as the “Junior Preferred Shares”). Upon conversion of the Company’s outstanding debentures, the Company issued approximately 21.9 million Series A Preferred shares, approximately 20.2 million Series B Preferred shares, approximately 56.4 million Series C-1 Preferred shares, approximately 37.4 million Series C-2 Preferred shares and approximately 81.9 million Series C-3 Preferred shares. The Series A Preferred Shares are convertible into the Company’s Common Stock, with each Series A Preferred Share convertible into the number of shares of Common Stock obtained by dividing (i) the Series A Liquidation Preference, by (ii) the $0.6425 Series A conversion price, as such conversion price may be adjusted, from time to time, pursuant to the dilution protections of such shares. The Junior Preferred Shares are convertible into the Company’s Common Stock with each Junior Preferred Share convertible into one share of Common Stock.

Conversion of Preferred Stock

Effective November 10, 2005, all of the Company’s issued and outstanding shares of preferred stock were automatically and mandatorily converted into the Company’s common stock in accordance with the terms of the Company’s Restated Certification of Incorporation (the “Preferred Stock Conversion”). In accordance with the conversion provisions contained in the Restated Certificate of Incorporation, all issued and outstanding shares of the Company’s Series A Preferred Stock, Series B Preferred Stock, Series C-1 Preferred Stock, Series C-2 Preferred Stock and Series C-3 Preferred Stock (collectively, the “Preferred Stock”) are converted automatically into the Company’s common stock upon the Company’s receipt of the written consent to the Preferred Stock Conversion from the holders of at least 51% of the shares of the Company’s Series A Preferred Stock. On November 10, 2005, the Company received the consent to the Preferred Stock Conversion from GCE Holdings LLC (the assignee of all Preferred Stock formerly held by each of Care Capital Investments II, LP, Care Capital Offshore Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners International III, L.P., Galen Partners III, L.P. and Galen Employee Fund III, L.P.), such entity holding in the aggregate in excess of 51% of the issued and outstanding shares of the Company’s Series A Preferred Stock. In accordance with the terms of the Company’s Restated Certificate of Incorporation, all shares of the Company’s Preferred Stock were automatically converted into an aggregate of approximately 305.4 million shares of the Company’s common stock.

Amendment to Watson Term Loan Agreement

The Company was a party to a certain loan agreement with Watson Pharmaceuticals, Inc. ("Watson") pursuant to which Watson made term loans to the Company (the "Watson Term Loan Agreement") in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes"). It was a condition to the completion of the 2004 Debenture Offering that simultaneous with the closing of the 2004 Purchase Agreement, the Company shall have paid Watson the sum of approximately $4.3 million (which amount was funded from the proceeds of the 2004 Debenture Offering) and conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes. A part of such transaction, the Watson Notes were amended to extend the maturity date of such notes from June 30, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, to reduce the principal amount of the Watson Notes from $21.4 million to $5.0 million, and to provide for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default under the Watson Notes (the Watson Notes as so amended, the "2004 Note"). Simultaneous with the issuance of the 2004 Note, each of Care Capital, Essex Woodlands Health Ventures, Galen Partners and the other investors in the 2004 Debentures as of February 10, 2004 (collectively, the "2004 Note Holders") purchased the 2004 Note from Watson in consideration for a payment to Watson of $1.0 million.

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

As part of the completion of each of the November 2005 Bridge Loan, the September 2005 Bridge Loan and the June 2005 Bridge Loan, the 2004 Note Holders, the November 2005 Bridge Lenders, the September 2005 Bridge Lenders and the June 2005 Bridge Lenders executed Subordination Agreements, providing for the subordination of the lien and payment priority of the 2004 Note in favor of the lien and payment priority of each of the November 2005 Bridge Loan, the September 2005 Bridge Loan and the June 2005 Bridge Loan.

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

Commercial Focus, Cash Reserves and Funding Requirements

As of November 9, 2005, the Company had cash and cash equivalents of approximately $860,000. The majority of such cash reserves will be dedicated to the development of the Company's Aversion® Technology, the prosecution of the Company's patent applications relating to the Aversion® Technology and for administrative and related operating expenses. The Company has suspended further development and commercialization efforts relating to the Opioid Synthesis Technologies and expects to minimize the use of cash and cash equivalents for the prosecution of patent applications relating to the Opioid Synthesis Technologies.

The Company must rely on its current cash reserves to fund the development of its Aversion® Technology and related ongoing operating expenses. The Company's future sources of revenue, if any, will be derived from contract signing fees, milestone payments and royalties and/or profit sharing payments from licensees for the Company's Aversion®Technology. The Company estimates that its current cash reserves, including the net proceeds from the November 2005 Bridge Loan, will fund continued development of the Aversion® Technology and related operating expenses through January, 2006. To fund operations and product development activities the Company must raise additional financing, or enter into alliances or collaboration agreements with third parties. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

Even assuming the Company is successful in securing additional sources of financing to fund the continued development of the Aversion® Technology, or otherwise enters into alliances or collaborative agreements relating to the Aversion® Technology, there can be no assurance that the Company's development efforts will result in commercially viable products. The Company's failure to successfully develop the Aversion® Technology in a timely manner, to obtain an issued U.S. patent relating to the Aversion® Technology and to avoid infringing third-party patents and other intellectual property rights will have a material adverse impact on its financial condition and results of operations.

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

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of September 30, 2005 (In thousands):

	TOTAL	DUE IN 4th QUARTER OF 2005	DUE IN 2006	DUE IN 2007	DUE THEREAFTER

Term notes	$6,500	$–	$1,500	$5,000	$–
Interest on term notes	100	38	62	–	–
Capital leases	70	7	31	25	7
Operating leases	12	7	5	–	–
Employment agreements	510	185	325	–	–
Total Contractual Cash Obligations	$7,192	$237	$1,923	$5,025	$7

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

Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”, (“SFAS 154”). SFAS 154 primarily requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2006.

Risk Factors Relating To The Company

The Company Received a "Going Concern" Opinion from Its Independent Registered Public Accounting Firm, Has a History of Operating Losses and May Not Achieve Profitability Sufficient to Generate a Positive Return on Shareholders' Investment

We have incurred net losses since 1992, including net losses of approximately $5.0 million for nine months ended September 30, 2005, $70.0 million for the year ended December 31, 2004 and $48.5 million, $59.6 million and $12.6 million for fiscal 2003, 2002 and 2001, respectively. As of September 30, 2005 our accumulated deficit was approximately $284.5 million. The Company's consolidated financial statements for the year ended December 31, 2004 and 2003 have been prepared on a “going concern” basis, expressing substantial doubt about the Company's ability to continue as a going concern as a result of recurring losses and negative cash flows. Our future profitability will depend on several factors, including:

•	The Company’s ability to secure additional financing to fund continued operations;

•	The successful completion of the formulation development, clinical testing and acceptable regulatory review of product candidates utilizing the Aversion® Technology;

•	The receipt of issued patents from the U.S. Patent and Trademark Office (“PTO”) for the material claims in the Company's patent applications relating to the Aversion®Technology;

•	The Company's ability to negotiate and execute appropriate licensing, development and commercialization agreements with interested third parties relating to the Company’s product candidates; and,

•	The successful commercialization by licensees of products incorporating the Aversion® Technology without infringing the patents and other intellectual property rights of third parties.

We cannot assure you that we will ever have a product approved by the FDA, that we will bring any product to market or, if we are successful in doing so, that we will ever become profitable.

We Require Additional Funding

Our requirements for additional new funding will depend on many factors, including:

•	The time required and expenses incurred in the development and commercialization of products incorporating our Aversion® Technology;

•
The structure of any future collaborative or development agreements relating to the Aversion® Technology, including the timing and amount of payments, if any, that may be received under possible future collaborative agreements;

•	Our ability to develop additional product candidates utilizing the Aversion® Technology;

•	Our ability to negotiate agreements with third parties for development, manufacture, marketing, sale and distribution of products utilizing our Aversion® Technology;

•	The prosecution, defense and enforcement of patent claims and other intellectual property rights relating to the Aversion® Technology; and

•	The successful commercialization by licensees of products incorporating our Aversion® Technology without infringing third-party patents or other intellectual property rights.

We anticipate that our existing cash reserves will be sufficient to fund operations only through January, 2006. To continue funding operations the Company must raise additional financing, or enter into alliances or collaborative agreements with third parties providing for net proceeds to the Company. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

Even assuming the Company is successful in securing additional sources of financing to fund the continued development of the Aversion® Technology, or otherwise enters into alliances or collaborative agreements relating to the Aversion® Technology, there can be no assurance that the Company's development efforts will result in commercially viable products.

We Have No Near Term Sources of Revenue and Must Rely on Current Cash Reserves, Third-Party Financing, and Technology Licensing Fees to Fund Operations

Pending the completion of the development of product candidates utilizing our Aversion® Technology, and the receipt of regulatory approval of products incorporating such technology, and the negotiation of appropriate licensing agreements with pharmaceutical company partners, of which no assurance can be given, the Company must rely on its current cash reserves, third-party financing and technology licensing fees to fund the Company's operations. As of November 9, 2005, we had cash and cash equivalents of approximately $860,000. No assurance can be given that such cash resources will be sufficient to fund the continued development of our product candidates until such time as we generate revenue from the license of products incorporating the Aversion® Technology to third parties. Moreover, no assurance can be given that we will be successful in raising additional financing to fund operations or, if funding is obtained, that such funding will be sufficient to fund operations until the Company's product candidates incorporating our Aversion® Technology, may be commercialized.

Our Product Candidates Are Based on Technology That Could Ultimately Prove Ineffective

The first product candidate ("Product Candidate #1") resulting from the Aversion® Technology is a tablet formulation intended for oral administration and has an active IND on file with FDA relating to such product candidate. The Company has formulated a second product candidate (“OxyADF™ tablets”) incorporating the Aversion®Technology and has an active IND on file with the FDA for such product candidate. Since the formulation of OxyADF™ tablets, the Company has suspended all development activities for Product Candidate #1 and has focused all product development activities on OxyADF™ tablets. Additional clinical and non-clinical testing will be required to continue development of OxyADF™ tablets and for the preparation and submission of a 505(b)(2) new drug application (“NDA”) with the FDA. There can be no assurance that OxyADF™ tablets or any other product developed using the Aversion®Technology will lead to a NDA submission to the FDA and that if a NDA is submitted, that the FDA will accept such submission and subsequently approve such regulatory application to allow for commercial distribution of the product.

The Company is committing substantially all of its resources and available capital to the development of OxyADF™ tablets and the prosecution of its patent applications for the Aversion® Technology. The failure of the Company to successfully develop a product candidate utilizing the Aversion®Technology, to successfully obtain an issued patent from the PTO relating to the Aversion®Technology and to avoid infringing third-party patents and intellectual property rights in the commercialization of products utilizing the Aversion®Technology will have a material adverse effect on the Company's operations and financial condition.

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

If We Retain Collaborative Partners and Our Partners Do Not Satisfy Their Obligations, We Will Be Unable to Develop Our Partnered Product Candidates

To complete the development and regulatory approval of our products and commercialize our products, if any are approved by the FDA, we plan to enter into development and commercialization agreements with strategically focused pharmaceutical company partners providing that such partners license our Aversion® Technologies and further develop, register, manufacture and commercialize multiple formulations and strengths of orally administered opioid-containing finished dosage products utilizing such Technologies. We expect to receive a share of profits and/or royalty payments derived from such collaborative partners' sale of products incorporating the Technologies. Currently, we do not have any such collaborative agreements, nor can there be any assurance that we will actually enter into collaborative agreements in the future. Our inability to enter into collaborative agreements, or our failure to maintain such agreements, would limit the number of product candidates that we can develop and ultimately, decrease our sources of any future revenues. In the event we enter into any collaborative agreements, we may not have day-to-day control over the activities of our collaborative partners with respect to any product candidate. Any collaborative partner may not fulfill its obligations under such agreements. If a collaborative partner fails to fulfill its obligations under an agreement with us, we may be unable to assume the development of the product covered by that agreement or to enter into alternative arrangements with a third-party. In addition, we may encounter delays in the commercialization of the product candidate that is the subject of a collaboration agreement. Accordingly, our ability to receive any revenue from the product candidates covered by collaboration agreements will be dependent on the efforts of our collaborative partner. We could be involved in disputes with a collaborative partner, which could lead to delays in or termination of, our development and commercialization programs and result in time consuming and expensive litigation or arbitration. In addition, any such dispute could diminish our collaborative partners’ commitment to us and reduce the resources they devote to developing and commercializing our products. If any collaborative partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing or commercializing our product candidates would be materially and adversely effected.

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

Our product candidates, if successfully developed, will compete with a number of products manufactured and marketed by other brand focused pharmaceutical companies, biotechnology companies and manufacturers of generic products. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept or utilize any of our product candidates. Physicians may not be inclined to prescribe the products utilizing the Aversion®Technology unless our products bring demonstrable advantages over other products currently marketed for the same indications. If our products do not achieve market acceptance, we will not be able to generate significant revenues or become profitable.

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

Our Success Depends on Our Ability to Protect Our Intellectual Property

Our success depends in significant part on our ability to obtain patent protection for our Aversion®Technology, in the United States and in other countries, and to enforce these patents. The patent positions of pharmaceutical firms, including us, are generally uncertain and involve complex legal and factual questions. There is no assurance that any of our patent applications for our Aversion® Technology will issue or, if issued, that such patent(s) will be valid and enforceable against third-party infringement or that such patent(s) will not infringe any third-party patent or intellectual property. Moreover, even if patents do issue on our Aversion®Technology, the claims allowed may not be sufficiently broad to protect the products incorporating the Aversion®Technology. In addition, issued patents may be challenged, invalidated or circumvented. Even if issued, our patents may not afford us protection against competitors with similar technology or permit the commercialization of our products without infringing third-party patents or other intellectual property rights.

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

Moreover, other parties could have blocking patent rights to products made using the Aversion®Technology. For example, the Company is aware of certain United States and European pending patent applications owned by third parties claiming abuse deterrent technologies. If such patent applications result in issued patents, with claims encompassing our Aversion®Technology or products, the Company may need to obtain a license to commercialize products incorporating the Aversion®Technology, should one be available or, alternatively, alter the Aversion®Technology so as to avoid infringing such third-party patents. If the Company is unable to obtain a license on commercially reasonable terms, the Company could be restricted or prevented from commercializing products utilizing the Aversion®Technology. Additionally, any alterations to the Aversion®Technology in view of pending third-party patent applications could be time consuming and costly and may not result in technologies or products that are non-infringing or commercially viable.

The Company expects to seek and obtain licenses to such patents or patent applications when, in the Company's judgment, such licenses are needed. If any such licenses are required, there can be no assurances that the Company would be able to obtain any such license on commercially favorable terms, or at all, and if these licenses are not obtained, the Company might be prevented from making, using and selling the Aversion®Technology and products. The Company's failure to obtain a license to any technology that it may require would materially harm the Company's business, financial condition and results of operations. We cannot assure that the Company's products and/or actions in developing products incorporating the Company's Aversion®Technology will not infringe third-party patents.

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

We may encounter delays or rejections during any stage of the regulatory approval process based upon the failure of clinical or laboratory data to demonstrate compliance with, or upon the failure of the products to meet, the FDA's requirements for safety, efficacy and quality; and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of a marketing application, in the form of a new drug applications (“NDA”), a 505(b)(2) NDA, or an Abbreviated New Drug Application ("ANDA"), the FDA may deny the application, may require additional testing or data and/or may require post-marketing testing and surveillance to monitor the safety or efficacy of a product. The FDA commonly takes one to two years to grant final approval to a marketing application (NDA, 505(b)(2) NDA or ANDA). Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of the products incorporating the Aversion® Technology.

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

We May Not Obtain Required Approval for Our DEA Import Registration

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

We Must Maintain FDA Approval to Manufacture Our Products Candidates at Our Facilities; Failure to Maintain Compliance with FDA Requirements May Prevent or Delay the Manufacture of Our Product Candidates and Costs of Manufacture May Be Higher Than Expected

We have constructed and installed the equipment necessary to manufacture clinical trial supplies of our Aversion®product candidates in tablet formulations at our Culver, Indiana facility. To be used in clinical trials, all of our product candidates must be manufactured in conformity with current Good Manufacturing Practice (cGMP) regulations as interpreted and enforced by the FDA. All such product candidates must be manufactured, packaged, and labeled and stored in accordance with cGMPs. Modifications, enhancements or changes in manufacturing sites of marketed products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain. Our Culver, Indiana facility, as well as those of any third-party manufacturers that we may use, are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if such inspections are unsatisfactory.

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

We will be concentrating all of our efforts on the development of the Technologies. The commercial success of products using our Technologies will depend, in large part, on the intensity of competition from branded opioid containing products, generic versions of branded opioid containing products and other drugs and technologies that compete with the products incorporating our Technologies, and the timing of new product approvals.

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

Control of the Company

GCE Holdings LLC beneficially owns approximately 78.5% of the Company's common stock (after giving effect to the conversion of the Company’s issued and outstanding preferred stock into common stock effective November 10, 2005). In addition, pursuant to the terms of the Amended and Restated Voting Agreement dated February 6, 2004, as amended, between the Company and the former holders of the Company's outstanding convertible preferred stock, all such shareholders have agreed that the Board of Directors shall be comprised of not more than 7 members, 4 of whom shall be the designees of GCE Holdings LLC (as assignee of the preferred stock held by each of Care Capital Investments II, LP, Essex Woodlands Health Venture V, L.P. and Galen Partners). As a result, GCE Holdings LLC, in view of its ownership percentage of the Company and by virtue of its controlling position on the Company's Board of Directors, will be able to control or significantly influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions. The interests of GCE Holdings LLC may not always coincide with the interests of other shareholders and such entities may take action in advance of their interests to the detriment of our other shareholders.

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

PART II

Item 2. Changes in Securities, Use of Proceed and Issuer Purchases of Equity Securities

Issuance of Common Shares

During the quarter ended September 30, 2005, the Company issued 225,689 shares of the Company’s common stock as payment of $138,000 of interest payable due September 30, 2005 on the Company’s $5.0 million Secured Term Note Payable.

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

ACURA PHARMACEUTIALS, INC.

Date: November 10, 2005	By:	/s/ Andrew D. Reddick

Andrew D. Reddick President & Chief Executive Officer

By:	/s/ Peter A. Clemens

Peter A. Clemens Senior VP & Chief Financial Officer

Exhibit Index

Exhibit	Document

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.