Form 10-Q
period 2006-03-31
ACURA PHARMACEUTICALS, INC
filed 2006-04-26
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20649

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006
or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to_______________________

Commission File Number 1-10113

Acura Pharmaceuticals, Inc.
 (Exact name of registrant as specified in its charter)

New York	11-0853640
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

616 N. North Court, Suite 120
Palatine, Illinois	60067
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☑

As of April 25, 2006 the registrant had 329,550,445 shares of Common Stock, $.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED
(in thousands, except par values)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$650	$260
Prepaid insurance	92	179
Prepaid expenses and other current assets	-	5
Total current assets	742	444

PROPERTY, PLANT & EQUIPMENT, NET	1,305	1,341

DEPOSITS	7	7
TOTAL ASSETS	$2,054	$1,792

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Senior secured term notes payable	$4,050	$2,550
Current maturities of capital lease obligations	30	31
Accrued expenses	285	341
Total current liabilities	4,365	2,922

SECURED TERM NOTES PAYABLE	5,000	5,000

CAPITAL LEASE OBLIGATIONS, less current maturities	26	32

COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	9,391	7,954

STOCKHOLDERS' DEFICIT
Common stock - $.01 par value; 650,000 shares authorized; 329,550 and 329,293 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	3,295	3,293
Convertible preferred stock - $.01 par value; 72,027 shares authorized and available for issuance and none issued and outstanding at March 31, 2006 or December 31, 2005	-	-
Additional paid-in capital	285,139	287,885
Unearned compensation	-	(5,724)
Accumulated deficit	(295,771)	(291,616)
STOCKHOLDERS’ DEFICIT	(7,337)	(6,162)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,054	$1,792

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

UNAUDITED
(in thousands, except per share data)

	2006	2005

Research and development	$1,506	$953
Marketing , general and administrative	2,421	955

LOSS FROM OPERATIONS	(3,927)	(1,908)

OTHER INCOME (EXPENSE)
Interest expense	(225)	(126)
Interest income	4	15
(Loss) gain on asset disposals	(7)	70
Other	-	1

TOTAL OTHER EXPENSE	(228)	(40)

NET LOSS	$(4,155)	$(1,948)

Basic and diluted loss per common share	$(0.01)	$(0.09)

Weighted average number of outstanding common shares	329,304	22,336

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2006

UNAUDITED
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total

Balance at December 31, 2005	329,293	$3,293	$287,885	$(5,724)	$(291,616)	$(6,162)

Net loss	-	-	-	-	(4,155)	(4,155)
Issuance of common shares for interest	208	2	145	-	-	147
Adoption of FASB 123R	-	-	(5,724)	5,724	-	-
Issuance of restricted stock units	-	-	680	-	-	680
Other stock-based compensation	-	-	2,142	-	-	2,142
Issuance of common shares for exercise of options	30	-	11	-	-	11
Issuance of common shares for cashless exercise of warrant	19	-	-	-	-	-

Balance at March 31, 2006	329,550	$3,295	$285,139	$-	$(295,771)	$(7,337)

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

UNAUDITED
(in thousands, except supplemental data)

	2006	2005
Cash flows from Operating Activities:
Net loss	$(4,155)	$(1,948)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	31	32
Non-cash stock compensation expense	2,822	363
(Gain) loss on asset disposals	7	(70)
Changes in assets and liabilities
Prepaid expenses and other current assets	92	(19)
Accrued expenses	92	229
Total adjustments	3,044	535
Net cash used in operating activities	(1,111)	(1,413)

Cash flows from Investing Activities:
Capital expenditures	(3)	(8)
Proceeds from asset disposals	-	172
Net cash (used in) provided by investing activities	(3)	164

Cash flows from Financing Activities:
Proceeds from issuance of senior secured term notes payable	1,500	-
Proceeds from the exercise of stock options	11	-
Payments on capital lease obligations	(7)	(7)
Net cash provided (used in) by financing activities	1,504	(7)

Increase (decrease) in cash and cash equivalents	390	(1,256)
Cash and cash equivalents at beginning of period	260	3,103

Cash and cash equivalents at end of period	$650	$1,847

Cash paid for interest	$76	$2

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

UNAUDITED
(in thousands, except supplemental data)

Supplemental disclosures of noncash investing and financing activities:

Three Months ended March 31, 2006

1.	The Company issued 207,856 shares of Common Stock as payment of $147,000 of Secured Term Note Payable accrued interest.
2.
Warrants to purchase 165,934 shares of Common Stock were exercised in March 2006 at an exercise price of $0.48 per share in a cashless exercise transaction resulting in the issuance of 19,065 shares of Common Stock.

Three Months ended March 31, 2005

1.	The Company issued 200,876 shares of Common Stock as payment of $122,000 of Secured Term Note Payable accrued interest.
2.	The Company issued 278,572 shares of Common Stock as result of the conversion of 278,572 shares of the Company’s Series C-1 Junior Preferred Stock.

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Acura Pharmaceuticals, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 2006, assuming that the Company will continue as a going concern, have been made. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - LIQUIDITY MATTERS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2006, the Company had unrestricted cash and cash equivalents of $0.7 million, a working capital deficit of $3.6 million, and an accumulated deficit of $295.8 million. At December 31, 2005, the Company had cash and cash equivalents of $0.3 million, a working capital deficit of $2.5 million and an accumulated deficit of $291.6 million. The Company incurred a loss from operations of $3.9 million and a net loss of $4.2 million during the three months ended March 31, 2006 and a loss from operations of $11.6 million and a net loss of $12.1 million during the year ended December 31, 2005. Historically, the Company has incurred significant losses and until such time as its product candidates are commercialized, of which no assurance can be given, the Company will continue incurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company estimates that its current cash reserves, including the net proceeds from the March 2006 Bridge Loan described in Note 9 will be sufficient to fund the development of the Aversion® Technology and related operating expenses through mid-May, 2006. To fund further operations and product development activities, the Company must raise additional financing, or enter into alliances or collaboration agreements with third parties relating to its Aversion® Technology. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

Even assuming the Company is successful in securing additional sources of financing and/or enters into alliances or collaborative agreements relating to the Aversion® Technology, there can be no assurance that the Company's development efforts will result in commercially viable products. The Company's failure to successfully develop the Aversion® Technology in a timely manner, to obtain issued U.S. patents relating to the Aversion® Technology and to avoid infringing third-party patents and other intellectual property rights will have a material adverse impact on its financial condition and results of operations.

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) released FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“FASB 123R”)”. These changes in accounting replace existing requirements under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”), and eliminates the ability to account for share-based compensation transaction using APB Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”). The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. This Statement did not change the accounting for similar transactions involving parties other than employees.

The Company adopted FASB 123R effective January 1, 2006 under the modified prospective method, which recognizes compensation cost beginning with the effective date (a) based on the requirements of FASB 123R for all share-based payments granted after the effective date and to awards modified, repurchased, or cancelled after that date and (b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of FASB 123R that remain unvested on the effective date. The only cumulative effect of initially applying this Statement for the Company was to reclassify $5.7 million of previously recorded unearned compensation into paid-in capital. The Company has estimated that an additional $102,000 will be expensed over the applicable remaining vesting periods for all share-based payments granted to employees on or before December 31, 2005 which remained unvested on January 1, 2006. The Company anticipates that more compensation costs will be recorded in the future if the use of options and restricted stock units for employees and director compensation continues as in the past.

NOTE 4 - RESEARCH AND DEVELOPMENT

The Company’s research and development (“R&D”) expenses were primarily associated with the Company’s Aversion® Technology. R&D expenses include internal R&D activities and external contract research organizations (CROs).  Internal R&D expenses include facility overhead, maintenance, repair and depreciation, laboratory supplies, equipment maintenance, repair and depreciation, salaries, benefits, incentive compensation and other administrative expenses.  CRO expenses include preclinical laboratory experiments, clinical trials, clinical trial and regulatory consulting and patent counsel.  R&D expenses are charged to operations as incurred.  The Company reviews and accrues clinical trial expenses based on work performed and relies on an estimate of the costs applicable to the stage of completion of a clinical trial.  Accrued clinical costs are subject to revisions as such trials progress to completion.  Revisions are charged to expense in the period in which the facts that give rise to the revision become known. The Company had no binding research and development commitments with third parties at March 31, 2006 or at December 31, 2005.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. At December 31, 2005 the Company has net operating loss carryforwards aggregating approximately $129.7 million expiring during the years 2009 through 2024. The tax loss carryforwards of the Company and its subsidiaries may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company's ability to utilize net operating loss carryforwards each year. The amount of the limitation has not been quantified. SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. At December 31, 2005, a valuation allowance equal to 100% of the net deferred income tax assets was used and primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset would increase income in the period such determination was made.

NOTE 6 - STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans covering stock options and restricted stock units for its employees and directors. On January 1, 2006, the Company adopted FASB 123R. This change in accounting replaces existing requirements under FASB 123 and eliminates the ability to account for share-based compensation transaction using APB 25. The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option or restricted stock unit on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options and restricted stock units have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or restricted stock units. Included in the results for the three months ended March 31, 2006, is $2,822,000 of stock-based compensation expense of which $680,000 was recognized immediately from the February 2006 grant of 2,000,000 restricted stock units to certain Company independent directors. The remaining expense relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest over the related employees requisite service periods which generally end by March 2008.

The following table illustrates the effect on net loss and loss per share had the Company applied the fair value recognition provisions of FASB 123 for the period indicated (in thousands).

Three Months Ended
March 31, 2005

Net loss as reported	$(1,948)

Add: Stock-based employee compensation expense included in reported net loss	363

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(395)

Net loss, pro forma	$(1,980)

Weighted average number of outstanding shares	22,336

Earnings per share
Basic and diluted loss per share, as reported	$(0.09)
Basic and diluted loss per share, pro forma	$(0.09)

Pro forma compensation expense may not be indicative of future expense.

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

NOTE 7- EARNINGS (LOSS) PER SHARE

The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the same number of common shares adjusted for the effect of other potentially dilutive securities. Excluded from the share computation for the three month periods ending March 31, 2006 and 2005 are approximately 63.3 million and 341.1 million, respectively, of outstanding restricted stock units, options, and warrants and the effects of outstanding convertible preferred stock which would have been antidilutive.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	March 31,	December 31,
	2006	2005

Payroll, payroll taxes and benefits	$74	$50
Legal fees	61	74
Audit examination and tax preparation fees	26	65
Franchise taxes	20	20
Property taxes	58	52
Clinical, regulatory, trademarks, and patent consulting fees	30	78
Directors fees	-	2
Other fees and services	16	-

Total accrued expenses	$285	$341

NOTE 9 - NOTES PAYABLE AND STOCK WARRANTS

At March 31, 2006 and December 31, 2005, notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005

Secured term notes payable (a)	$5,000	$5,000
Bridge loan agreements (b)	4,050	2,550
Capital lease obligations	56	63
	9,106	7,613
Less: Current maturities	(4,080)	(2,581)

Notes payable - long term	$5,026	$5,032

(a)  Secured Term Note Payable

The Company was a party to a certain loan agreement with Watson Pharmaceuticals, Inc. ("Watson") pursuant to which Watson made term loans to the Company in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes”). As part of a 2004 refinancing transaction, the Watson Notes were amended to, among other things, extend the maturity date of such notes from March 31, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, and to reduce the principal amount of the Watson Notes from $21.4 million to $5.0 million (resulting in a gain to the Company) (the Watson Notes as so amended, the “2004 Note”). Simultaneous with refinancing, the 2004 Note was purchased from Watson by certain of the Company’s stockholders in consideration for a payment to Watson of $1.0 million.

The 2004 Note in the principal amount of $5.0 million is secured by a lien on all of the Company's and its subsidiaries' assets, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007. The carrying interest rate at March 31, 2006 was 12.25%. The 2004 Note contains a cross default provision with each of the outstanding Bridge Loans.

(b)  Bridge Loan Agreements

The Company is party to various similar Loan Agreements, dated March 2006, January 2006, November 2005, September 2005, and June 2005, with its major shareholder and its affiliates and certain other lenders under which it has borrowed an aggregate $4,050,000 (the “Bridge Loans”). The net proceeds from the Bridge Loans, after the satisfaction of related legal expenses, have been and will be used by the Company to continue the development of its Aversion® Technology and to fund related operating expenses. The Bridge Loans are secured by a lien on all of the Company’s assets, senior in right of payment and lien priority to all other indebtedness of the Company. The Bridge Loans bear interest at the rate of ten percent (10%) per annum and mature on June 1, 2006. The Bridge Loans are subject to mandatory pre-payment by the Company upon the Company’s completion of equity or debt financing or any sale, transfer, license or similar arrangement pursuant to which the Company or any of its Subsidiaries sells, licenses or otherwise grant rights in any material portion of the Company’s intellectual property to any third party, provided that the consummation of any such transaction results in certain minimum amounts of cash proceeds to the Company, net of all costs and expenses. The Bridge Loans restrict the Company’s ability to issue any shares of its currently authorized Series A, B or C preferred stock without the prior consent of the Bridge Lenders, and grants the Bridge lenders preemptive rights relating to the issuance of the Company’s Series A, B and C preferred stock. The Bridge Loans contain cross default provisions with the amended 2004 Note and each of the other outstanding Bridge Loans. The Bridge Loans also contains normal and customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt or grant any lien on the assets of the Company or its subsidiaries, subject to certain permitted exclusions.

Stock Warrants

At December 31, 2005, the Company had outstanding common stock purchase warrants exercisable for an aggregate of 16,241,571 shares of common stock. Of such warrants, 5,390,906 were issued in connection with the issuance of convertible debentures, bridge loans and financing commitments during the years 1998 through 2003, 10,700,665 were issued to Watson Pharmaceuticals, Inc. in connection with their agreement to amend the Watson Loan at December 20, 2002, and 150,000 were issued in 2003 as part of the settlement terms with a former executive officer of the Company. In March 2006, warrants to purchase 165,934 shares of common stock were exercised at an exercise price of $0.48 per share in a cashless exercise transaction resulting in the issuance of 19,065 shares of common stock. At March 31, 2006, the Company had outstanding common stock purchase warrants exercisable for an aggregate 16,075,637 shares of common stock and approximately 31,000, 310,000, 154,000 and 15,581,000 warrants will expire if unexercised during the years 2006, 2007, 2008 and years thereafter, respectively. The exercise prices of the warrants range from $0.13 to $0.66 per share.

NOTE 10 - CONVERSION OF PREFERRED SHARES INTO COMMON SHARES

Effective November 10, 2005, all of the issued and outstanding preferred shares of the Company were automatically and mandatorily converted into the Company’s common stock, $.01 par value per share (the “Common Stock”) in accordance with the terms of the Company’s Restated Certification of Incorporation (the “Preferred Stock Conversion”). In accordance with the conversion provisions contained in the Restated Certificate of Incorporation, all issued and outstanding shares of the Company’s Series A Preferred Stock, Series B Preferred Stock, Series C-1 Preferred Stock, Series C-2 Preferred Stock and Series C-3 Preferred Stock (collectively, the “Preferred Stock”) were converted automatically into the Company’s Common Stock upon the Company’s receipt of the written consent to the Preferred Stock Conversion from the holders of at least 51% of the shares of the Company’s Series A Preferred Stock. On November 10, 2005, the Company received the consent to the Preferred Stock Conversion from GCE Holdings LLC (the assignee of all of the Company’s Preferred Stock (prior to its conversion into Common Stock) formerly held by each of Care Capital Investments II, LP, Care Capital Offshore Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners International III, L.P., Galen Partners III, L.P. and Galen Employee Fund III, L.P.), such entity holding in the aggregate in excess of 51% of the issued and outstanding shares of the Company’s Series A Preferred Stock. In accordance with the terms of the Company’s Restated Certificate of Incorporation, all shares of the Company’s Preferred Stock were automatically converted into an aggregate of approximately 305.4 million shares of the Company’s Common Stock.

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

Company Overview

The Company is a specialty pharmaceutical development company primarily engaged in development of proprietary abuse deterrent, abuse resistant and tamper resistant formulation technologies ("Aversion® Technology") intended to discourage abuse of orally administered opioid analgesic products. The Company utilizes several contract research organizations and an academic institution for laboratory and clinical evaluation and testing of product candidates incorporating the Aversion® Technology. The Company also conducts research, development, laboratory, stability, manufacturing and warehousing activities relating to the Aversion® Technology at its Culver, Indiana operations facility (the "Culver Facility"). The Culver Facility is registered by the DEA to perform research, development and manufacture for certain Schedule II - V controlled substances in bulk and finished dosage forms.

The Company is focused on (i) development and evaluation, in concert with contract research organizations (“CROs”), in laboratory settings and clinical trials, of product candidates utilizing the Company's Aversion® Technology; (ii) manufacture, quality assurance testing and release, and stability studies of clinical trial supplies and NDA submission batches of certain finished dosage form product candidates utilizing the Company’s Aversion® Technology; (iii) prosecution of the Company’s patent applications relating to the Aversion® Technology with the United States Patent and Trademark Office (“PTO”) and foreign equivalents; (iv) negotiation and execution of license and development agreements with strategic pharmaceutical company partners providing that such licensees will further develop certain finished dosage product candidates utilizing the Aversion® Technology and file for regulatory approval with the FDA and other regulatory authorities and commercialize such products and (vi) prosecution of the Company's application to the U.S. Drug Enforcement Administration (“DEA”) for registration to import narcotic raw materials (“NRMs”).

In addition, the Company was historically engaged in research, development and manufacture of proprietary, high-yield, short cycle time, environmentally sensitive opioid synthesis processes (the "Opioid Synthesis Technologies" and, collectively with the Aversion® Technology, the “Technologies”) intended for use in the commercial production of certain bulk opioid active pharmaceutical ingredients (“APIs”). In early 2005 the Company suspended development and commercialization efforts relating to the Opioid Synthesis Technologies pending the Administrative Law Judge’s determination relating to the Company’s Import Registration filed with the U.S. Drug Enforcement Administration (the “DEA”) in early 2001. The Import Registration, if ultimately granted, for which there can be no assurance, could provide the Company with an economical source of narcotic raw materials (“NRMs”) for use as starting materials in the commercial manufacture and supply of certain opioid APIs.

Company’s Present Financial Condition, Focus and Status

At March 31, 2006, the Company had unrestricted cash and cash equivalents of $0.7 million compared to $0.3 million at December 31, 2005. The Company had a working capital deficit of $3.6 million at March 31, 2006 and working capital deficit of $2.5 million at December 31, 2005. The Company had an accumulated deficit of $295.8 million and $291.6 million at March 31, 2006 and December 31, 2005, respectively. The Company incurred a loss from operations of $3.9 million and a net loss of $4.2 million during the three months ended March 31, 2006, compared to losses of $1.9 million from both operations and net loss during the three months ended March 31, 2005. At April 25, 2006, the Company had cash and cash equivalents of approximately $475,000. The Company estimates that its current cash reserves, including the net proceeds from the January and March 2006 Bridge Loans, will fund continued development of the Aversion® Technology and related operating expenses through mid-May 2006.

The Company has incurred net losses since 1992 and the Company's consolidated financial statements for each of the years ended December 31, 2005, 2004 and 2003 have been prepared on a going-concern basis, expressing substantial doubt about the Company's ability to continue as a going-concern as a result of recurring losses and negative cash flows. The Company's future profitability will depend on several factors, including (i) the Company’s ability to secure additional financing to fund continued operations; (ii) the successful completion of the formulation development, clinical testing and acceptable regulatory review of product candidates utilizing the Aversion® Technology; (iii) the receipt of issued patents from the U.S. Patent and Trademark Office (“PTO”) for the material claims in the Company's patent applications relating to the Aversion® Technology; (iv) the Company's ability to negotiate and execute appropriate licensing, development and commercialization agreements with interested third parties relating to the Company’s product candidates; and, (v) the successful commercialization by licensees of products incorporating the Aversion® Technology without infringing the patents and other intellectual property rights of third parties.

Status of Patent Applications and Issued Patents

As of the date of this Report, the Company has three (3) non-provisional US, one (1) provisional US and two (2) international patent applications pending relating to its Aversion® Technology. Additionally, the Company has six (6) US patents issued, one (1) US Notice of Allowance granted, and one (1) US patent application pending related to its Opioid Synthesis Technologies. As of the date of this Report, the Company retained ownership of all intellectual property and commercial rights to its product candidates and Technologies.

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

Status of Development of OxyADF™ Tablets

The Company’s lead product candidate, OxyADF™ is an orally administered tablet being developed pursuant to an active investigational new drug application (“IND”) on file with the United States Food and Drug Administration (“FDA”). The FDA has confirmed that OxyADF™ is an appropriate product candidate for submission as a 505(b)(2) new drug application (“NDA”). To date the Company, in concert with CROs, has completed patient enrollment in one phase I clinical trial and one phase II clinical trial relating to the development of OxyADF™. The Company intends to use such data in its 505(b)(2) NDA submission for OxyADF™. In written correspondence to the Company the FDA has confirmed that completion of certain additional clinical studies will be required prior to submission of a 505(b)(2) NDA for OxyADF™.

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

Results of Operations for the Three Months Ended March 31, 2006 and March 31, 2005

The Company is a specialty pharmaceutical development company primarily engaged in development of proprietary abuse deterrent, abuse resistant and tamper resistant formulation technologies ("Aversion® Technology") intended to discourage abuse of orally administered opioid analgesic products. To generate revenue the Company plans to enter into development and commercialization agreements with strategically focused pharmaceutical company partners (the "Partners") providing that such Partners license product candidates utilizing the Company’s Aversion® Technology and further develop, register and commercialize multiple formulations and strengths of such product candidates. The Company had no revenues for the three months ended March 31, 2006 and 2005 and relied upon capital and bridge loans provided by third parties to fund operations and development activities.

Research and Development Expenses

The Company’s research and development expenses for the three months ended March 31, 2006 and March 31, 2005 were as follows (in thousands):

3 MONTHS ENDED 3/31/06 R&D EXPENSES	3 MONTHS ENDED 3/31/05 R&D EXPENSES	3 MONTHS ENDED 3/31/06 and 3/31/05 R&D EXPENSES CHANGE ($)	3 MONTHS ENDED 3/31/06 and 3/31/05 R&D EXPENSES CHANGE (%)
$1,506	$953	$553	58%

Research and development expense in the three months ended March 31, 2006 and March 31, 2005 consisted primarily of development of our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2006 and 2005 results are non-cash stock-based compensation charges of $949 and $105, respectively. Excluding the stock-based compensation expense, the decrease in overall expenses was primarily attributed to lower wage and incentive costs of $197 reflecting the fewer number of Company employees in 2006 as compared to 2005. The increase in stock-based compensation expense of $844 relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest over the related employees requisite service periods which generally end by March 2008.

Marketing , General and Administrative Expenses

Marketing, general and administrative expenses for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

3 MONTHS ENDED 3/31/06 MARKETING, G&A EXPENSES	3 MONTHS ENDED 3/31/05 MARKETING, G&A EXPENSES	3 MONTHS ENDED 3/31/06 and 3/31/05 MARKETING, G&A EXPENSES CHANGE ($)	3 MONTHS ENDED 3/31/06 and 3/31/05 MARKETING, G&A EXPENSES CHANGE (%)
$2,421	$955	$1,466	154%

During the three months ended March 31, 2006, the marketing expenses consisted of costs of Aversion® Technology market research studies and payroll costs. The Company’s general and administrative expenses consisted of legal and other professional fees, corporate insurance, and payroll costs. Included in the 2006 and 2005 results is $1,873 and $258, respectively, of stock-based compensation expense. Excluding the stock-based compensation expense, the decrease in overall expenses was primarily attributed to incentive payroll costs of $58, market research study costs of $46 incurred in 2005, and $10 of lower corporate insurance costs. Of the increase in stock-based compensation expense, $680,000 was from the February 2006 grant of 2,000,000 restricted stock units to certain Company independent directors. The remaining increase in stock-compensation expense of $786 relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest over the related employees requisite service periods which generally end by March 2008.

Environmental Compliance Expenses

During the three months ended March 31, 2006 and March 31, 2005, the Company did not incur environmental compliance expenses.

Interest Expense, net of Interest Income

The Company’s interest expense, net of interest income for the three months ended March 31, 2006 and March 31, 2005 was as follows (in thousands):

3 MONTHS ENDED 3/31/06 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 3/31/05 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 3/31/06 and 3/31/05 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE ($)	3 MONTHS ENDED 3/31/06 and 3/31/05 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE (%)
$221	$111	($110)	99%

The Company incurs interest at the prime interest rate plus 4.5%, payable quarterly in common stock, on its $5.0 million Secured Term Note Payable and incurs 10.0% interest, payable quarterly in cash, on its $4.1 million Secured Term Notes Payable. The increase in net interest expense in 2006 resulted from both the addition of $4.1 million of bridge loans since March 2005 and increases in the prime interest rate.

Net Loss

The Company’s net loss for the three months ended March 31, 2006 and March 31, 2005 was as follows (in thousands):

3 MONTHS ENDED 3/31/06 NET LOSS	3 MONTHS ENDED 3/31/05 NET LOSS	3 MONTHS ENDED 3/31/06 and 3/31/05 NET LOSS CHANGE ($)	3 MONTHS ENDED 3/31/06 and 3/31/05 NET LOSS CHANGE (%)
$4,155	$1,948	$2,207	113%

Liquidity and Capital Resources

At March 31, 2006, the Company had unrestricted cash and cash equivalents of $0.7 million compared to $0.3 million at December 31, 2005. The Company had a working capital deficit of $3.6 million at March 31, 2006 compared to a working capital deficit of $2.5 million at December 31, 2005.

Secured Term Note Payable

The Company was a party to a certain loan agreement with Watson Pharmaceuticals, Inc. ("Watson") pursuant to which Watson made term loans to the Company (the "Watson Term Loan Agreement") in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes”). As part of 2004 refinancing transaction, the Watson Notes were amended to, among other things, extend the maturity date of such notes from March 31, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, and to reduce the principal amount of the Watson Notes from $21.4 million to $5.0 million (resulting in a gain to the Company) (the Watson Note as so amended, the “2004 Note”). Simultaneous with refinancing, the 2004 Note was purchased from Watson by certain of the Company’s stockholders in consideration for a payment to Watson of $1.0 million.

The 2004 Note in the principal amount of $5.0 million is secured by a lien on all of the Company's and its subsidiaries' assets, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007. The carrying interest rate at March 31, 2006 was 12.25%. The 2004 Note contains a cross default provision with each of the outstanding Bridge Loans.

Bridge Loan Agreements

The Company is party to various similar Loan Agreements, dated March 2006, January 2006, November 2005, September 2005, and June 2005, with its major shareholder and its affiliates and certain other lenders under which it has borrowed an aggregate $4,050,000 (the “Bridge Loans”). The net proceeds from the Bridge Loans, after the satisfaction of related legal expenses, have been and will be used by the Company to continue the development of its Aversion® Technology and to fund related operating expenses. The Bridge Loans are secured by a lien on all of the Company’s assets, senior in right of payment and lien priority to all other indebtedness of the Company. The Bridge Loans bear interest at the rate of ten percent (10%) per annum and mature on June 1, 2006. The Bridge Loans are subject to mandatory pre-payment by the Company upon the Company’s completion of equity or debt financing or any sale, transfer, license or similar arrangement pursuant to which the Company or any of its Subsidiaries sells, licenses or otherwise grant rights in any material portion of the Company’s intellectual property to any third party, provided that the consummation of any such transaction results in certain minimum amounts of cash proceeds to the Company, net of all costs and expenses. The Bridge Loans restrict the Company’s ability to issue any shares of its currently authorized Series A, B or C preferred stock without the prior consent of the Bridge Lenders, and grants the Bridge Lenders preemptive rights relating to the issuance of the Company’s Series A, B and C preferred stock. The Bridge Loans contain cross default provisions with the 2004 Note and each of the other outstanding Bridge Loans. The Bridge Loans also contains normal and customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt or grant any lien on the assets of the Company or its subsidiaries, subject to certain permitted exclusions.

Commercial Focus, Cash Reserves and Funding Requirements

As of April 25, 2006, the Company had cash and cash equivalents of approximately $475,000. The majority of such cash reserves will be dedicated to the development of the Company's Aversion® Technology, the prosecution of the Company's patent applications relating to the Aversion® Technology and for related operating expenses. The Company has suspended further development and commercialization efforts relating to the Opioid Synthesis Technologies.

The Company must rely on its current cash reserves to fund the development of its Aversion® Technology and related operating expenses. The Company's future sources of revenue, if any, will be derived from contract signing fees, milestone payments and royalties and/or profit sharing payments from licensees for the Company's Aversion® Technology. The Company estimates that its current cash reserves, including the net proceeds from the March and January 2006 Bridge Loans, will fund continued development of the Aversion® Technology and related operating expenses through mid-May 2006. To fund further operations and product development activities the Company must raise additional financing, or enter into alliances or collaboration agreements with third parties. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

Even assuming the Company is successful in securing additional sources of financing to fund the continued development of the Aversion® Technology, or otherwise enters into alliances or collaborative agreements relating to the Aversion® Technology, there can be no assurance that the Company's development efforts will result in commercially viable products. The Company's failure to successfully develop the Aversion® Technology in a timely manner, to obtain issued U.S. patents relating to the Aversion® Technology and to avoid infringing third-party patents and other intellectual property rights will have a material adverse impact on its financial condition and results of operations.

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

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of March 31, 2006 (In thousands):

	TOTAL	DUE IN 2006	DUE IN 2007	DUE IN 2008	DUE THEREAFTER

Term notes	$9,050	$4,050	$5,000	$-	$-
Cash interest on term notes	68	68	-	-	-
Capital leases	56	24	25	7	-
Operating leases	32	27	5	-	-
Employment agreements	555	555	-	-	-

Total Contractual Cash Obligations	$9,761	$4,724	$5,030	$7	$-

Critical Accounting Policies

Note A of the Notes to Consolidated Financial Statements, as contained in the Company’s Annual Report on Form 10-K, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. In preparing these financial statements, the Company has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company does not believe there is a consequential likelihood that materially different amounts would be reported under different conditions or using different assumptions. The Company's critical accounting policies are as follows:

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

Stock Compensation

The Company now accounts for stock-based employee compensation arrangements in accordance with the provisions of FASB Statement No. 123 (revised 2004) “ Share-Based Payment” which requires that various estimates be used to determine fair value of stock options. Management determines the amount of the compensation associated with options, based in part, on the fair values ascribed to these instruments through the use of the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions made by management regarding the estimated life of these instruments, the estimated volatility of the Company's common stock (as determined by reviewing its historical public market closing prices) and the expected dividend yield.

New Accounting Pronouncements

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) released FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“FASB 123R”)”. These changes in accounting replace existing requirements under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”), and eliminates the ability to account for share-based compensation transaction using APB Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”). The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. This Statement did not change the accounting for similar transactions involving parties other than employees.

The modified prospective method, which recognizes compensation cost beginning with the effective date (a) based on the requirements of FASB 123R for all share-based payments granted after the effective date and to awards modified, repurchased, or cancelled after that date and (b) based on the requirements of FASB Statement No. 123 for all awards granted to employees prior to the effective date of FASB 123R that remain unvested on the effective date. The only cumulative effect of initially applying this Statement for the Company was to reclassify $5.7 million of previously recorded unearned compensation into its paid-in capital. The Company has estimated that an additional $102,000 will be expensed over the applicable remaining vesting periods for all share-based payments granted to employees on or before December 31, 2005 which remained unvested on January 1, 2006. The Company anticipates that more compensation costs will be recorded in the future if the use of options and restricted stock units for employees and director compensation continues as in the past.

Risk Factors Relating To The Company

The Company Received a "Going Concern" Opinion from Its Registered Independent Public Accounting Firm, Has a History of Operating Losses and May Not Achieve Profitability Sufficient to Generate a Positive Return on Shareholders' Investment

We have incurred net losses of approximately $4.2 million for the three months ended March 31, 2006, $12.1 million for the year ended December 31, 2005 and $70.0 million, $48.5 million, and $59.6 million for 2004, 2003, and 2002, respectively. As of March 31, 2006, our accumulated deficit was approximately $295.8 million. The Company's consolidated financial statements for the years ended December 31, 2005 and 2004 have been prepared on a “going concern” basis; however, in its report dated February 1, 2006 regarding those financial statements, our registered independent public accounting firm referred to substantial doubt about the Company's ability to continue as a going concern as a result of recurring losses, net capital deficiency and negative cash flows. Our future profitability will depend on many factors, including: (i) the Company’s ability to secure additional financing to fund continued operations, (ii) the successful completion of the formulation development, clinical testing and acceptable regulatory review of product candidates utilizing the Aversion® Technology; (iii) the receipt of issued patents from the U.S. Patent and Trademark Office (“PTO”) for the material claims in the Company's patent applications relating to the Aversion® Technology; (iv) the Company's ability to negotiate and execute appropriate licensing, development and commercialization agreements with qualified third parties relating to the Company’s product candidates; and (v) the successful commercialization by licensees of products incorporating the Aversion® Technology without infringing the patents and other intellectual property rights of third parties. We cannot assure you that we will ever have a product approved by the FDA, that we will bring any product to market or, if we are successful in doing so, that we will ever become profitable.

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

We may encounter delays or rejections during any stage of the regulatory approval process based upon the failure of clinical or laboratory data to demonstrate compliance with, or upon the failure of the products to meet, the FDA's requirements for safety, efficacy and quality; and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of a marketing application, in the form of a new drug application (“NDA”), or a 505(b)(2) NDA the FDA may deny the application, may require additional testing or data and/or may require post-marketing testing and surveillance to monitor the safety or efficacy of a product. The FDA commonly takes one to two years to grant final approval for a NDA, or 505(b)(2) NDA.. Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of the products incorporating the Aversion® Technology.

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

We May Not Be Successful in Commercializing Our Opioid Synthesis Technologies

Historically the Company was engaged in research, development and manufacture of proprietary, high yield, short cycle time, environmentally sensitive opioid manufacturing processes (the "Opioid Synthesis Technologies") intended for use in the commercial manufacturing of certain bulk opioid active pharmaceutical ingredients ("APIs"). In early 2005 the Company suspended further development and commercialization efforts relating to its Opioid Synthesis Technologies. We have determined based on our limited cash reserves, the additional funding required for facility improvements for commercial scale up for our Opioid Synthesis Technologies, the projected timeline for resolution of our application to the DEA for a narcotic raw material import registration (the “Import Registration”), and other factors that suspending activities relating to the Opioid Synthesis Technologies is in our best interest. We expect to re-evaluate the development and commercialization of the Opioid Synthesis Technologies after the Administrative Law Judge and deputy DEA Administrator makes a determination relating to our Import Registration. No assurance can be given that development and commercialization efforts relating to the Opioid Synthesis Technologies will resume in the future, or even if such activities resume, that the Opioid Synthesis Technologies will be capable of commercial scale up or will be commercialized.

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

Control of the Company

GCE Holdings LLC beneficially owns approximately 78% of the Company's outstanding common stock. In addition, pursuant to the terms of the Amended and Restated Voting Agreement dated February 6, 2004, as amended, between the Company and the former holders of the Company's outstanding convertible preferred stock, all such shareholders have agreed that the Board of Directors shall be comprised of not more than 7 members, 4 of whom shall be the designees of GCE Holdings LLC (the assignee of all Preferred Stock prior to its conversion into common stock) formerly held by each of Care Capital Investments II, LP, Care Capital Offshore Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners International III, L.P., Galen Partners III, L.P. and Galen Employee Fund III, L.P.), As a result, GCE Holdings LLC, in view of its ownership percentage of the Company and by virtue of its controlling position on the Company's Board of Directors, will be able to control or significantly influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions. The interests of GCE Holdings LLC may not always coincide with the interests of other shareholders and such entity may take action in advance of its interests to the detriment of our other shareholders.

Key Personnel Are Critical to Our Business, and Our Future Success Depends on Our Ability to Retain Them

We are highly dependent on our management and scientific team, including Andrew D. Reddick, our President and Chief Executive Officer, and Ron J. Spivey, Ph.D. our Senior Vice President and Chief Scientific Officer. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. While we have employment agreements with certain employees, all of our employees are at-will employees who may terminate their employment with the Company at any time. We do not have key personnel insurance on any of our officers or employees. The loss of any of our key personnel, or the inability to attract and retain such personnel, may significantly delay or prevent the achievement of our product and technology development and business objectives and could materially adversely affect our business, financial condition and results of such operations.

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

PART II

Item 2. Changes in Securities, Use of Proceed and Issuer Purchases of Equity Securities

Issuance of Common Shares

During the quarter ended March 31, 2006, the Company issued its Common Stock in the amount of a) 207,856 shares as payment of $147,000 of interest payable due March 31, 2006 on the Company’s $5.0 million Secured Term Note Payable, b) 30,000 shares from the exercise of stock options and c) 19,065 shares from the cashless exercise of warrants.

Exemption from Registration

The Company issued the above-described Common Stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933. Each of the recipients of such shares represented to the Company that such holder was an accredited investor as defined in Rule 501(a) of the Securities Act of 1933 and that the securities issued pursuant thereto were being acquired for investment purposes.

Item 6. Exhibits

The exhibits required to be filed as part of this Report on form 10-Q are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2006
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