Form 10-Q
period 2006-06-30
ACURA PHARMACEUTICALS, INC
filed 2006-07-27
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20649

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

or

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

Yes ☐ No ☑

As of July 27, 2006 the registrant had 329,889,493 shares of Common Stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED
(in thousands, except par values)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$492	$260
Prepaid insurance	189	179
Prepaid expenses and other current assets	219	5
Total current assets	900	444

PROPERTY, PLANT & EQUIPMENT, NET	1,210	1,341

DEPOSITS	7	7
TOTAL ASSETS	$2,117	$1,792

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Senior secured term notes payable	$10,185	$2,550
Current maturities of capital lease obligations	28	31
Accrued expenses	393	341
Total current liabilities	10,606	2,922

SECURED TERM NOTES PAYABLE	—	5,000

CAPITAL LEASE OBLIGATIONS, less current maturities	20	32

COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	10,626	7,954

STOCKHOLDERS' DEFICIT
Common stock - $.01 par value; 650,000 shares authorized; 329,889 and 329,293 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	3,299	3,293
Additional paid-in capital	286,578	287,885
Unearned compensation	—	(5,724)
Accumulated deficit	(298,386)	(291,616)
STOCKHOLDERS’ DEFICIT	(8,509)	(6,162)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,117	$1,792

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(in thousands, except per share data)

	June 30,
	For the six months ended		For the three months ended
	2006	2005	2006	2005

Research and development	$2,544	$1,682	$1,038	$729
Marketing, general and administrative	3,724	1,492	1,303	537

LOSS FROM OPERATIONS	(6,268)	(3,174)	(2,341)	(1,266)

OTHER INCOME (EXPENSE)
Interest expense	(495)	(263)	(270)	(137)
Interest income	10	24	6	9
(Loss) gain on asset disposals	(17)	83	(10)	13
Other	—	—	—	(1)

TOTAL OTHER EXPENSE	(502)	(156)	(274)	(116)

NET LOSS	$(6,770)	$(3,330)	$(2,615)	$(1,382)

Basic and diluted loss per common share	$(0.02)	$(0.15)	$(0.01)	$(0.06)

Weighted average number of outstanding common shares	329,443	22,773	329,577	22,949

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2006

UNAUDITED
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Compensation		Accumulated Deficit	Total

Balance at December 31, 2005	329,293	$3,293	$287,885		$(5,724)	$(291,616)	$(6,162)

Net loss	—	—	—		—	(6,770)	(6,770)
Issuance of common shares for interest	452	5	298		—	—	303
Adoption of FAS 123R	—	—	(5,724)		5,724	—	—
Issuance of restricted stock units	—	—	680		—	—	680
Other stock-based compensation	—	—	3,397		—	—	3,397
Issuance of common shares for exercise of options	120	1	42		—	—	43
Issuance of common shares for cashless exercise of warrant	24	—	—		—	—	—

Balance at June 30, 2006	329,889	$3,299	$286,578	$	(—)	$(298,386)	$(8,509)

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

UNAUDITED
(in thousands, except supplemental data)

	2006	2005
Cash flows from Operating Activities:
Net loss	$(6,770)	$(3,330)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	60	66
Non-cash stock compensation expense	4,077	593
Stock issued for interest	303	253
Loss (gain) on asset disposals	17	(83)
Changes in assets and liabilities
Prepaid expenses and other current assets	(224)	91
Other assets and deposits	—	(5)
Accrued expenses	52	(591)
Total adjustments	4,285	324
Net cash used in operating activities	(2,485)	(3,006)

Cash flows from Investing Activities:
Capital expenditures	(8)	(34)
Proceeds from asset disposals	62	184
Net cash provided by investing activities	54	150

Cash flows from Financing Activities:
Proceeds from issuance of senior secured term notes payable	2,635	800
Proceeds from the exercise of stock options	43	—
Payments on capital lease obligations	(15)	(14)
Net cash provided by financing activities	2,663	786

Increase (decrease) in cash and cash equivalents	232	(2,070)
Cash and cash equivalents at beginning of period	260	3,103

Cash and cash equivalents at end of period	$492	$1,033

Cash paid for interest	$192	$6

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006

UNAUDITED
(in thousands, except supplemental data)

Supplemental disclosures of noncash investing and financing activities:

Six Months ended June 30, 2006

1.	The Company issued 452,175 shares of Common Stock as payment of $303,000 of Secured Term Note Payable accrued interest.
2.
Warrants to purchase 165,934 shares of Common Stock were exercised in March 2006 at an exercise price of $0.48 per share in a cashless exercise transaction resulting in the issuance of 19,065 shares of Common Stock.

3.
Warrants to purchase 30,698 shares of Common Stock were exercised in May 2006 at an exercise price of $0.47 per share in a cashless exercise transaction resulting in the issuance of 4,729 shares of Common Stock.

Six Months ended June 30, 2005

1.	The Company issued 406,899 shares of Common Stock as payment of $253,000 of Secured Term Note Payable accrued interest.
2.	The Company issued 278,572 shares of Common Stock as result of the conversion of 278,572 shares of the Company’s Series C-1 Junior Preferred Stock.

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Acura Pharmaceuticals, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and changes in cash flows for the six months ended June 30, 2006, assuming that the Company will continue as a going concern, have been made. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - LIQUIDITY MATTERS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2006, the Company had unrestricted cash and cash equivalents of $0.5 million, a working capital deficit of $9.7 million, and an accumulated deficit of $298.4 million. At December 31, 2005, the Company had cash and cash equivalents of $0.3 million, a working capital deficit of $2.5 million and an accumulated deficit of $291.6 million. The Company incurred a loss from operations of $6.3 million and a net loss of $6.8 million during the six months ended June 30, 2006 and a loss from operations of $11.6 million and a net loss of $12.1 million during the year ended December 31, 2005. Historically, the Company has incurred significant losses and until such time as its product candidates are commercialized, of which no assurance can be given, the Company will continue incurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company estimates that its current cash reserves, including the net proceeds from the Bridge Loan Agreements described in Note 9 will be sufficient to fund the development of the Aversion® Technology and related operating expenses through mid-August 2006. To fund further operations and product development activities, the Company must raise additional financing, or enter into alliances or collaboration agreements with third parties relating to its Aversion® Technology. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) released FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“FASB 123R”)”. These changes in accounting replaced existing requirements under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”), and eliminated the ability to account for share-based compensation transaction using APB Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”). The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. This Statement did not change the accounting for similar transactions involving parties other than employees.

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

NOTE 4 - RESEARCH AND DEVELOPMENT

The Company’s research and development (“R&D”) expenses were primarily associated with the Company’s Aversion® Technology. R&D expenses include internal R&D activities and external contract research organizations (“CROs”).  Internal R&D expenses include facility overhead, maintenance, repair and depreciation, laboratory supplies, pre-clinical laboratory experiments, equipment maintenance, repair and depreciation, salaries, benefits, incentive compensation and other administrative expenses.  CRO expenses include preclinical laboratory experiments, clinical trials, clinical trial and regulatory consulting, regulatory counsel and patent counsel.  R&D expenses are charged to operations as incurred.  The Company reviews and accrues clinical trial expenses based on work performed and relies on an estimate of the costs applicable to the stage of completion of a clinical trial.  Accrued clinical costs are subject to revisions as such trials progress to completion.  Revisions are charged to expense in the period in which the facts that give rise to the revision become known. The Company had binding research and development commitments aggregating $485,000 at June 30, 2006 with a third party relating to its lead product candidate utilizing its Aversion® Technology. This amount is expected to be spent by December 2006. The Company had no binding research and development commitments with third parties at December 31, 2005.

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

NOTE 6 - STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans covering stock options and restricted stock units for its employees and directors. On January 1, 2006, the Company adopted FASB 123R. This change in accounting replaces existing requirements under FASB 123 and eliminates the ability to account for share-based compensation transaction using APB 25. The compensation cost relating to share-based payment transactions is now measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option or restricted stock unit on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options and restricted stock units have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or restricted stock units.

Included in the results for the six months ended June 30, 2006, is $4,077,000 of stock-based compensation expense of which $680,000 was recognized immediately from the February 2006 grant of 2,000,000 restricted stock units to certain Company independent directors. The remaining expense relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest over the related employees requisite service periods which generally end by March 2008.

Pro forma Table

The following table illustrates the effect on net loss and loss per share had the Company applied the fair value recognition provisions of FASB 123 for the period indicated (in thousands).

	Six Months Ended	Three Months Ended
	June 30, 2005	June 30, 2005

Net loss as reported	$(3,330)	$(1,382)

Add: Stock-based employee compensation expense included in reported net loss	593	230

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(652)	(258)

Net loss, pro forma	$(3,389)	$(1,410)

Weighted average number of outstanding shares	22,773	22,949

Earnings per share
Basic and diluted loss per share, as reported	$(0.15)	$(0.06)
Basic and diluted loss per share, pro forma	$(0.15)	$(0.06)

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

NOTE 7- EARNINGS (LOSS) PER SHARE

The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the same number of common shares adjusted for the effect of other potentially dilutive securities. Excluded from the share computation at June 30, 2006 and 2005 are approximately 65.2 million and 340.2 million, respectively, of outstanding restricted stock units, options, and warrants and the effects of outstanding convertible preferred stock which would have been antidilutive.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	June 30,	December 31,
	2006	2005

Payroll, payroll taxes and benefits	$74	$50
Legal fees	53	74
Audit examination and tax preparation fees	48	65
Franchise taxes	20	20
Property taxes	61	52
Clinical, regulatory, trademarks, and patent consulting fees	87	78
Directors fees	-	2
Other fees and services	50	-

Total accrued expenses	$393	$341

NOTE 9 - NOTES PAYABLE AND STOCK WARRANTS

At June 30, 2006 and December 31, 2005, notes payable consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005

Secured term note payable (a)	$5,000	$5,000
Bridge loan agreements (b)	5,185	2,550
Capital lease obligations	48	63
	10,233	7,613
Less: Current maturities	(10,213)	(2,581)

Long term portion of capital lease obligations and notes payable	$20	$5,032

(a)	Secured Term Note Payable

The Company was a party to a certain loan agreement with Watson Pharmaceuticals, Inc. ("Watson") pursuant to which Watson made term loans to the Company in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes”). As part of a 2004 refinancing transaction, the Watson Notes were amended to, among other things, extend the maturity date of such notes from June 30, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, and to reduce the principal amount of the Watson Notes from $21.4 million to $5.0 million (resulting in a gain to the Company) (the Watson Notes as so amended, the “2004 Note”). Simultaneous with refinancing, the 2004 Note was purchased from Watson by certain of the Company’s stockholders in consideration for a payment to Watson of $1.0 million.

The 2004 Note in the principal amount of $5.0 million is secured by a lien on all of the Company's and its subsidiaries' assets, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007. The carrying interest rate at June 30, 2006 was 12.75%. The 2004 Note contains a cross default provision with each of the outstanding Bridge Loans.

(b)  Bridge Loan Agreements

The Company is a party to various similar Loan Agreements, dated June 2006, May 2006, March 2006, January 2006, November 2005, September 2005, and June 2005, with its major shareholder and its affiliates and certain other lenders under which it has borrowed an aggregate $5,185,000 (the “Bridge Loans”). The net proceeds from the Bridge Loans, after the satisfaction of related legal expenses, have been and will be used by the Company to continue the development of its Aversion® Technology and to fund related operating expenses. The Bridge Loans are secured by a lien on all of the Company’s assets, senior in right of payment and lien priority to all other indebtedness of the Company. The Bridge Loans bear interest at the rate of ten percent (10%) per annum and will mature on September 1, 2006, an extension of the original June 1, 2006 maturity date. The Bridge Loans are subject to mandatory pre-payment by the Company upon the Company’s completion of equity or debt financing or any sale, transfer, license or similar arrangement pursuant to which the Company or any of its Subsidiaries sells, licenses or otherwise grant rights in any material portion of the Company’s intellectual property to any third party, provided that the consummation of any such transaction results in certain minimum amounts of cash proceeds to the Company, net of all costs and expenses. The Bridge Loans restrict the Company’s ability to issue any shares of its currently authorized Series A, B or C preferred stock without the prior consent of the Bridge Lenders, and grants the Bridge Lenders preemptive rights relating to the issuance of the Company’s Series A, B and C preferred stock. The Bridge Loans contain cross default provisions with the amended 2004 Note and each of the other outstanding Bridge Loans. The Bridge Loans also contains normal and customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt or grant any lien on the assets of the Company or its subsidiaries, subject to certain permitted exclusions.

Stock Warrants

At December 31, 2005, the Company had outstanding common stock purchase warrants exercisable for an aggregate of 16,241,571 shares of common stock. Of such warrants, 5,390,906 were issued in connection with the issuance of convertible debentures, bridge loans and financing commitments during the years 1998 through 2003, 10,700,665 were issued to Watson in connection with their agreement to amend the Watson Loan at December 20, 2002, and 150,000 were issued in 2003 as part of the settlement terms with a former executive officer of the Company. In March 2006, warrants to purchase 165,934 shares of common stock were exercised at an exercise price of $0.48 per share in a cashless exercise transaction resulting in the issuance of 19,065 shares of common stock. In May 2006, warrants to purchase 30,698 shares of common stock were exercised at an exercise price of $0.47 per share in a cashless exercise transaction resulting in the issuance of 4,729 shares of common stock. At June 30, 2006, the Company had outstanding common stock purchase warrants exercisable for an aggregate 16,045,000 shares of common stock and approximately 310,000, 154,000 and 15,581,000 warrants will expire if unexercised during the years 2007, 2008 and years thereafter, respectively. The exercise prices of the warrants range from $0.34 to $0.66 per share.

NOTE 10 - CONVERSION OF PREFERRED SHARES INTO COMMON SHARES

Effective November 10, 2005, all of the issued and outstanding preferred shares of the Company were automatically and mandatorily converted into the Company’s common stock, $.01 par value per share (the “Common Stock”) in accordance with the terms of the Company’s Restated Certification of Incorporation (the “Preferred Stock Conversion”). In accordance with the conversion provisions contained in the Restated Certificate of Incorporation, all issued and outstanding shares of the Company’s Series A Preferred Stock, Series B Preferred Stock, Series C-1 Preferred Stock, Series C-2 Preferred Stock and Series C-3 Preferred Stock (collectively, the “Preferred Stock”) were converted automatically into the Company’s Common Stock upon the Company’s receipt of the written consent to the Preferred Stock Conversion from the holders of at least 51% of the shares of the Company’s Series A Preferred Stock. On November 10, 2005, the Company received the consent to the Preferred Stock Conversion from GCE Holdings LLC (the assignee of all of the Company’s Preferred Stock (prior to its conversion into Common Stock) formerly held by each of Care Capital Investments II, LP, Care Capital Offshore Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners International III, L.P., Galen Partners III, L.P. and Galen Employee Fund III, L.P.), such entity holding in the aggregate in excess of 51% of the issued and outstanding shares of the Company’s Series A Preferred Stock. In accordance with the terms of the Company’s Restated Certificate of Incorporation, all shares of the Company’s Preferred Stock were automatically converted into an aggregate of approximately 305.4 million shares of the Company’s Common Stock. At December 31, 2006 and June 30, 2006, the Company had approximately 72.0 million shares of Convertible Preferred Stock authorized and available for issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included elsewhere in this Report. Historical operating results are not necessarily indicative of results that may occur in future periods.

Forward Looking Statements

Certain statements in this Report including, without limitation, in this Item 2 constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, the Company’s ability to secure additional financing to fund continued product development and operations, the Company’s ability to enter into contractual arrangements with qualified pharmaceutical partners to license, develop and commercialize the Company’s technology and product candidates, and the Company’s ability to fulfill the U.S. Food and Drug Administration’s requirements for approving the Company’s product candidates for commercial distribution in the United States, including, without limitation, the adequacy of the results of the clinical studies completed to date and the results of other clinical studies, to support FDA approval of the Company’s product candidates, the adequacy of the development program for the Company’s product candidates, changes in regulatory requirements, adverse safety findings relating to the Company’s product candidates, the risk that the FDA may not agree with the Company’s analysis of its clinical studies and may evaluate the results of these studies by different methods or conclude that the results of the studies are not statistically significant, clinically meaningful or that there were human errors in the conduct of the studies or otherwise, the risk that further studies of the Company’s product candidates are not positive, and the uncertainties inherent in scientific research, drug development, clinical trials and the regulatory approval process. Other important factors that may also affect future results include, but are not limited to: the Company’s ability to attract and retain highly skilled personnel; its ability to secure and protect its patents, trademarks and proprietary rights; its ability to avoid infringement of patents, trademarks and other proprietary rights or trade secrets of third parties; litigation or regulatory action that could require the Company to pay significant damages or change the way it conducts its business; the Company’s ability to compete successfully against current and future competitors; its dependence on third-party suppliers of raw materials; its ability to secure U.S. Drug Enforcement Administration quotas and source controlled substances that constitute the active ingredients of the Company’s products in development; difficulties or delays in clinical trials for Company products or in the manufacture of Company products; and other risks and uncertainties detailed in this Report. The Company is at development stage and may not ever have any products or technologies that generate revenue. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

Company Overview

The Company is a specialty pharmaceutical development company primarily engaged in development of proprietary abuse deterrent, abuse resistant and tamper resistant technologies ("Aversion® Technology") intended to discourage abuse or misuse of orally administered opioid analgesic products. The Company utilizes several contract research organizations and an academic institution for laboratory and clinical evaluation and testing of product candidates incorporating the Aversion® Technology. The Company also conducts research, development, laboratory, stability, manufacturing and warehousing activities relating to the Aversion® Technology at its Culver, Indiana operations facility (the "Culver Facility"). The Culver Facility is registered by the U.S. Drug Enforcement Administration (the “DEA”) to perform research, development and manufacture for certain Schedule II - V controlled substances in bulk and finished dosage forms.

The Company is primarily focused on (i) development and evaluation, in concert with contract research organizations (“CROs”), in laboratory settings and clinical trials, of product candidates utilizing the Company's Aversion® Technology; (ii) manufacture, quality assurance testing and release, and stability studies of clinical trial supplies and NDA submission batches of certain finished dosage form product candidates utilizing the Company’s Aversion® Technology; (iii) prosecution of the Company’s patent applications relating to the Aversion® Technology with the United States Patent and Trademark Office (“PTO”) and foreign equivalents; and (iv) negotiation and execution of license and development agreements with strategic pharmaceutical company partners providing that such licensees will further develop certain finished dosage product candidates utilizing the Aversion® Technology and file for regulatory approval with the FDA and other regulatory authorities and commercialize such products.

In addition, the Company was historically engaged in research, development and manufacture of proprietary, high-yield, short cycle time, environmentally sensitive opioid synthesis processes (the "Opioid Synthesis Technologies" and, collectively with the Aversion® Technology, the “Technologies”) intended for use in the commercial production of certain bulk opioid active pharmaceutical ingredients (“APIs”). In early 2005, the Company suspended development and commercialization efforts relating to the Opioid Synthesis Technologies pending the Administrative Law Judge’s determination relating to the Company’s Import Registration filed with the DEA in early 2001.

Company’s Present Financial Condition, Focus and Status

At June 30, 2006, the Company had unrestricted cash and cash equivalents of $0.5 million compared to $0.3 million at December 31, 2005. The Company had a working capital deficit of $9.7 million at June 30, 2006 and working capital deficit of $2.5 million at December 31, 2005. The Company had an accumulated deficit of $298.4 million and $291.6 million at June 30, 2006 and December 31, 2005, respectively. The Company incurred a loss from operations of $6.3 million and a net loss of $6.8 million during the six months ended June 30, 2006 and a loss from operations of $3.2 million and a net loss of $3.3 million during the six months ended June 30, 2005.

On July 27, 2006, the Company had cash and cash equivalents of approximately $100,000. The Company estimates that its current cash reserves, including the net proceeds from the June 2006 Bridge Loan, will fund continued development of the Aversion® Technology and related operating expenses through mid-August 2006.

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

Status of Patent Applications and Issued Patents

As of the date of this Report, the Company has three (3) non-provisional US, one (1) provisional US and two (2) international patent applications pending relating to its Aversion® Technology. Additionally, the Company has seven (7) US patents issued and one (1) US patent application pending related to its Opioid Synthesis Technologies. As of the date of this Report, the Company retained ownership of all intellectual property and commercial rights to its product candidates and Technologies.

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

Status of Development of OxyADF™ Tablets

The Company’s lead product candidate, OxyADF™ tablets, formulated with the Company’s proprietary Aversion® Technology, is an orally administered immediate release tablet containing oxycodone HCl as its sole active analgesic ingredient with an anticipated indication for treating acute moderate to moderately severe pain. Product candidates formulated with Aversion® Technology are intended to reduce or discourage misuse of all three common routes of abuse of tablet and capsule pharmaceutical products including (i) intravenous injection of dissolved tablets or capsules, (ii) inhalation/nasal snorting of crushed tablets or capsules and (iii) intentional consumption of excessive numbers of tablets or capsules by oral administration.

OxyADF™ tablets are being developed pursuant to an active investigational new drug application (“IND”) on file with the United States Food and Drug Administration (“FDA”). The FDA has confirmed that OxyADF™ is an appropriate product candidate for submission as a 505(b)(2) new drug application (“NDA”). To date the Company, in concert with CROs, has completed patient enrollment in one phase I clinical trial (Study AP-ADF-101), one phase II clinical trial (Study AP-ADF-103), a pivotal bioequivalence trial (Study AP-ADF-104) and a pivotal laboratory study relating to the development of OxyADF™. The results from studies AP-ADF-103, AP-ADF-104 and the pivotal laboratory study are summarized below.

OxyADF™ contains a second active ingredient in a sub-therapeutic amount. This second active ingredient has a well established side effect profile in long term administration at doses more than ten-fold greater than the amount contained in the proposed maximum recommended daily dose of OxyADF™ tablets. When OxyADF™ is administered at the intended recommended dose of 1 or 2 tablets every 4-6 hours, then it is expected that legitimate acute pain patients will not feel the affects of this extra active ingredient. However, when either a legitimate acute pain patient or a potential drug abuser consumes excess quantities of OxyADF™ tablets, we expect he/she will experience an unpleasant combination of symptoms, including warmth or flushing, itching, sweating and/or chills, headache and a general feeling of discomfort. It is expected that these symptoms will begin approximately 10-15 minutes after the excess dose is consumed and self-resolve approximately 75-90 minutes later. The Company does not expect that the undesirable effects from this extra active ingredient will be “fool-proof” in discouraging excess oral consumption of OxyADF™ tablets but anticipates that it will cause most people to experience unpleasant effects if excess quantities of OxyADF™ are consumed orally. As described below, the Company is currently evaluating the effects of this second active ingredient in clinical studies involving subjects with no history of opioid abuse as well as in subjects with a history of opioid abuse.

Prospective drug abusers may attempt to dissolve currently marketed oxycodone containing tablets in water or other common solvents, filter the dissolved solution, and then inject the resulting fluid intravenously to obtain a euphoric effect. In addition to its two active ingredients, OxyADF™ tablets also include several inactive ingredients. These inactive ingredients are commonly used pharmaceutical excipients with no therapeutic effect but with specific non-therapeutic functions. When dissolved in water or other common solvents, the functional excipients in OxyADF™ tablets will form a viscous gel that traps the oxycodone ingredient in the OxyADF™ tablet matrix. The Company believes this gel forming feature will substantially limit the ability of prospective I.V. drug abusers to extract oxycodone from an OxyADF™ tablet. As described below, the Company has compared the relative difficulty of extracting oxycodone from OxyADF™ tablets to several currently marketed oxycodone containing products.

In addition, prospective drug abusers may easily crush or grind currently marketed oxycodone containing products and snort or inhale the crushed powder. The crushed powder may then be snorted and the oxycodone in the powder will be rapidly absorbed through the nasal mucosa often resulting in a euphoric effect. OxyADF™ tablets have three features intended to discourage nasal snorting. First, OxyADF™ tablets are formulated with a functional excipient intended to induce moderate burning and irritation of the nose and nasal mucosal membranes if the tablets are crushed and the prospective drug abuser attempts to snort the crushed tablets. Second, when OxyADF™ tablets are crushed and snorted, the Company expects the moisture in the nasal passages will form a viscous gel with the crushed tablet powder, trapping the oxycodone in the gel and therefore reducing the amount of oxycodone available to be absorbed through the mucosal membranes. Third, the Company expects that the viscous gel formed in the nasal passages will result in a sticky mass producing an unpleasant sensation in the nose of the prospective abuser. Therefore, the Company expects potential nasal abusers of OxyADF™ tablets to experience burning and irritation of the nasal passages, a lower level of oxycodone available for mucosal absorption and a physically unpleasant gelatinous mass in the nose.

Study AP-ADF-103: To assess the safety and tolerability of OxyADF™ tablets in comparison to oxycodone HCl tablets without an ingredient to discourage excess oral consumption, the Company conducted a Phase II single-center, randomized, double-blind, multiple-dose study in 66 healthy adult male and female volunteers (“Study AP-ADF-103”). In Study AP-ADF-103, subjects were randomly assigned to one of three treatment groups (n=22 per treatment group). A run-in phase was conducted on an outpatient basis for five days and included at-home dosing four times daily and adverse event and tolerability assessments. The treatment phase followed the run-in phase and was conducted on an inpatient basis for five days. The treatment phase included dosing with OxyADF™ tablets (with or without the second active ingredient) as well as post-treatment safety and tolerability assessments. Efficacy (the tolerability of OxyADF™) was evaluated with a Side Effects and Symptoms Questionnaire (SESQ) and a OxyADF™ Tolerability Rating Scale. Safety was evaluated by Adverse Events and clinical laboratory and vital signs assessments were conducted periodically during the study. During the run-in phase, comparable tolerability was demonstrated in subjects who took OxyADF™ tablets with and without the second active ingredient. The mean post-dose SESQ total score during the run-in phase was very low in all groups (highest possible score = 33; Group results = 0.84 - 1.6) indicating that OxyADF™ was generally well-tolerated when taken at recommended doses. During the treatment phase, 64% of subjects in Groups 2 and 3 (oxycodone HCl + the second active ingredient) reported side effects and symptoms and 50% of subjects in Group 1 (oxycodone alone) reported side effects and symptoms. Most of the side effects and symptoms observed during the treatment phase were mild or moderate in severity. Irrespective of treatment group, approximately three quarters of subjects reported either “no effect” or “easy to tolerate” on the OxyADF™ Tolerability Rating Scale. Oxycodone HCl administered four times a day, with or without the second active ingredient was determined to be well tolerated. Adverse events were reported by 77% of subjects throughout both phases of the study. The majority of subjects (55%) reported adverse events during the treatment phase that were considered mild in severity. No severe adverse events were reported in any treatment group and no clinically important trends over time were observed in any treatment group for vital signs measurements (blood pressure, heart rate, and respiratory rate). The Company intends to include the data and results from Study AP-ADF-103 in its 505(b)(2) NDA submission for OxyADF™ to the FDA.

Study AP-ADF-104: In addition to AP-ADF-101 and AP-ADF-103, the Company, in concert with a CRO, has completed a pivotal bioequivalence study for OxyADF™ (“Study AP-ADF-104”) using tablets from batches manufactured by the Company at its Culver Facility at a scale of sufficient size to fulfill the FDA’s requirements for a 505(b)(2) NDA submission. Study AP-ADF-104 was a pivotal, single-dose, open-label, randomized, two-period crossover bioequivalence study conducted under fasting conditions to compare the pharmacokinetic characteristics of OxyADF™ tablets (oxycodone HCl 5mg) to the FDA reference listed drug, Roxicodone® tablets, 15 mg. Subjects received two separate drug administrations in assigned periods, one treatment per period, according to a randomization schedule. Dosing days were separated by a washout period of at least 7 days. An equal number of subjects were randomly assigned to each possible sequence of treatments. Drug administration consisted of an oral dose of OxyADF™ tablets (3 x 5mg) or Roxicodone® tablets (1 x 15 mg). Thirty-nine (39) of forty (40) healthy adult subjects completed the study. The results demonstrated that OxyADF™ tablets are bioequivalent to Roxicodone® tablets. The 90% confidence intervals for peak exposure based on ln(Cmax) and overall systemic exposure based on ln(AUClast) and ln(AUCinf) of oxycodone were well within the FDA’s acceptable range for bioequivalence. The Company intends to include the data and results of Study AP-ADF-104 in its 505(b)(2) NDA submission for OxyADF™ to the FDA.

Pivotal Laboratory Study: The Company, in concert with a leading independent laboratory CRO (the “Laboratory CRO”), completed a pivotal study to assess certain properties of OxyADF™ using tablets from batches manufactured by the Company at its Culver Facility at a scale of sufficient size to fulfill the FDA’s requirements for a 505(b)(2) NDA submission. The Laboratory CRO was contracted to quantitatively and qualitatively measure the relative difficulty of extracting oxycodone HCl for purposes of intravenous (IV) injection from various opioid tablet products. The Laboratory CRO was provided with a list of ingredients contained in each product, allotted 80 hours total time to complete the evaluations and allowed to use any methodology desired to extract oxycodone HCl from the tablets. Products tested were OxyADF™ tablets, Oxycontin® Tablets, 40mg, generic oxycodone HCl Tablets, 5 mg and Percocet® Tablets (oxycodone HCl/acetaminophen, 5mg/325 mg). Results were reported as (i) percent of drug extracted, (ii) time to extract drug and (iii) difficulty to extract drug on a scale of 1-10, 1 being easy and 10 being extremely difficult. Oxycontin® and generic oxycodone HCl tablets resulted in 71-92% drug extracted in 3- 6 minutes and were rated 1-2 in relative difficulty. Percocet® tablets resulted in 75% oxycodone HCl extracted in 29 minutes and was rated 3-4 in relative difficulty. OxyADF™ tablets resulted in a “trace” of oxycodone HCl extracted in 355 minutes and was rated 10 in relative difficulty. The Company intends to utilize the data and results from this pivotal laboratory study in its 505(b)(2) NDA submission for OxyADF™ to the FDA.

Development Plan: In written correspondence after the Company’s end of Phase II meeting for OxyADF™ tablets, the FDA has stated that certain additional clinical studies will be required prior to their acceptance of a 505(b)(2) NDA submission for OxyADF™ tablets. Additional required clinical studies include completion of Study AP-ADF-102, a phase II clinical trial currently in progress in approximately 25 subjects with a history of opioid abuse, Study AP-ADF-105, a placebo controlled, pivotal phase III clinical trial in approximately 300-400 acute pain patients, and four or five phase I clinical studies with approximately 25-50 normal subjects per study. Estimating the dates of initiation and completion of clinical studies and the costs to complete development of the Company's product candidates, including OxyADF™ tablets, would be speculative and potentially misleading. The Company expects to reassess its future research and development plans pending review of data received from current in progress development activities and the availability of cash resources to fund such development activities. The cost and pace of future research and development activities are linked and subject to change. At this stage there can be no assurance that any of the Company’s research and development efforts, including those for OxyADF™ tablets, will lead to a 505(b)(2) NDA submission or that if NDA submissions are made with the FDA, that any such submission will be approved by the FDA.

Results of Operations for the Six Months Ended June 30, 2006 and June 30, 2005

The Company is a specialty pharmaceutical development company primarily engaged in development of proprietary abuse deterrent, abuse resistant and tamper resistant formulation technologies ("Aversion® Technology") intended to discourage abuse of orally administered opioid analgesic products. To generate revenue, the Company plans to enter into development and commercialization agreements with strategically focused pharmaceutical company partners (the "Partners") providing that such Partners license product candidates utilizing the Company’s Aversion® Technology and further develop, register and commercialize multiple formulations and strengths of such product candidates. The Company had no revenues for the six months ended June 30, 2006 and 2005 and relied upon bridge loans provided by third parties to fund operations and development activities.

Research and Development Expenses

The Company’s research and development expenses for the six months ended June 30, 2006 and June 30, 2005 were as follows (in thousands):

6 MONTHS ENDED 6/30/06 R&D EXPENSES	6 MONTHS ENDED 6/30/05 R&D EXPENSES	6 MONTHS ENDED 6/30/06 and 6/30/05 R&D EXPENSES CHANGE ($)	6 MONTHS ENDED 6/30/06 and 6/30/05 R&D EXPENSES CHANGE (%)
$2,544	$1,682	$862	51%

Research and development expense in the six months ended June 30, 2006 and June 30, 2005 consisted primarily of development of our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2006 and 2005 results are non-cash stock-based compensation charges of $1,453 and $162, respectively, and included in the 2005 result is a $284 benefit from the reversal of a incentive compensation accrual.. Excluding the stock-based compensation expense and the incentive compensation benefit, there is a $713 decrease in overall expenses primarily attributed to lower wage and incentive costs of $171 reflecting fewer Company employees and $542 in clinical research expenses in 2006. The increase in stock-based compensation expense of $1,292 relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest over the related employees requisite service periods which generally end by March 2008.

Marketing , General and Administrative Expenses

Marketing, general and administrative expenses for the six months ended June 30, 2006 and 2005 were as follows (in thousands):

6 MONTHS ENDED 6/30/06 MARKETING, G&A EXPENSES	6 MONTHS ENDED 6/30/05 MARKETING, G&A EXPENSES	6 MONTHS ENDED 6/30/06 and 6/30/05 MARKETING, G&A EXPENSES CHANGE ($)	6 MONTHS ENDED 6/30/06 and 6/30/05 MARKETING, G&A EXPENSES CHANGE (%)
$3,724	$1,492	$2,232	150%

During the six months ended June 30, 2006, the marketing expenses consisted of costs of Aversion® Technology market research studies and payroll costs. The Company’s general and administrative expenses consisted of legal and other professional fees, corporate insurance, and payroll costs. Included in the 2006 and 2005 results is $2,624 and $431, respectively, of stock-based compensation expense and included in the 2005 result is a $211 benefit from the reversal of a incentive compensation accrual. Excluding the stock-based compensation expense and incentive compensation benefit, the $172 decrease in overall expenses was primarily attributed to corporate insurance costs and legal and professional services. Of the increase in stock-based compensation expense, $680 was from the February 2006 grant of 2,000,000 restricted stock units to certain Company independent directors. The remaining increase in stock-compensation expense of $1,513 relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest over the related employees requisite service periods which generally end by March 2008.

Interest Expense, net of Interest Income

The Company’s interest expense, net of interest income for the six months ended June 30, 2006 and June 30, 2005 was as follows (in thousands):

6 MONTHS ENDED 6/30/06 INTEREST EXPENSE, NET OF INTEREST INCOME	6 MONTHS ENDED 6/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME	6 MONTHS ENDED 6/30/06 and 6/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE ($)	6 MONTHS ENDED 6/30/06 and 6/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE (%)
$485	$239	$246	103%

The Company incurs interest at the prime interest rate plus 4.5%, payable quarterly in common stock, on its $5.0 million Secured Term Note Payable and incurs 10.0% annual interest, payable quarterly in cash, on its $5.185 million Bridge Loans. The increase in net interest expense in 2006 resulted from both the addition of $4.185 million of bridge loans since June 30, 2005 and increases in the prime interest rate.

Net Loss

The Company’s net loss for the six months ended June 30, 2006 and June 30, 2005 was as follows (in thousands):

6 MONTHS ENDED 6/30/06 NET LOSS	6 MONTHS ENDED 6/30/05 NET LOSS	6 MONTHS ENDED 6/30/06 and 6/30/05 NET LOSS CHANGE ($)	6 MONTHS ENDED 6/30/06 and 6/30/05 NET LOSS CHANGE (%)
$6,770	$3,330	$3,440	103%

Results of Operations for the Three Months Ended June 30, 2006 and June 30, 2005

Research and Development Expenses

The Company’s research and development expenses for the three months ended June 30, 2006 and June 30, 2005 were as follows (in thousands):

3 MONTHS ENDED 6/30/06 R&D EXPENSES	3 MONTHS ENDED 6/30/05 R&D EXPENSES	3 MONTHS ENDED 6/30/06 and 6/30/05 R&D EXPENSES CHANGE ($)	3 MONTHS ENDED 6/30/06 and 6/30/05 R&D EXPENSES CHANGE (%)
$1,038	$729	$309	42%

Research and development expense in the three months ended June 30, 2006 and June 30, 2005 consisted primarily of development of our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2006 and 2005 results are non-cash stock-based compensation charges of $504 and $57, respectively, and included in the 2005 result is a $379 benefit from the reversal of a incentive compensation accrual. Excluding the stock-based compensation expense and the incentive compensation benefit, there is a $517 decrease in overall expenses primarily attributed to lower wage and incentive costs of $68 reflecting fewer Company employees and $449 in clinical research expenses in 2006. The increase in stock-based compensation expense of $447 relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest over the related employees requisite service periods which generally end by March 2008.

Marketing , General and Administrative Expenses

Marketing, general and administrative expenses for the three months ended June 30, 2006 and 2005 were as follows (in thousands):

3 MONTHS ENDED 6/30/06 MARKETING, G&A EXPENSES	3 MONTHS ENDED 6/30/05 MARKETING, G&A EXPENSES	3 MONTHS ENDED 6/30/06 and 6/30/05 MARKETING, G&A EXPENSES CHANGE ($)	3 MONTHS ENDED 6/30/06 and 6/30/05 MARKETING, G&A EXPENSES CHANGE (%)
$1,303	$537	$766	143%

During the three months ended June 30, 2006, the marketing expenses consisted of costs of Aversion® Technology market research studies and payroll costs. The Company’s general and administrative expenses consisted of legal and other professional fees, corporate insurance, and payroll costs. Included in the 2006 and 2005 results is $751 and $173, respectively, of stock-based compensation expense and included in the 2005 result is a $282 benefit from the reversal of a incentive compensation accrual. Excluding the stock-based compensation expense and the incentive compensation benefit, the $94 decrease in overall expenses was primarily attributed to legal and professional services. The increase in stock-compensation expense of $578 relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest over the related employees requisite service periods which generally end by March 2008.

Interest Expense, net of Interest Income

The Company’s interest expense, net of interest income for the three months ended June 30, 2006 and June 30, 2005 was as follows (in thousands):

3 MONTHS ENDED 6/30/06 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 6/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 6/30/06 and 6/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE ($)	3 MONTHS ENDED 6/30/06 and 6/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE (%)
$264	$128	$136	106%

The Company incurs interest at the prime interest rate plus 4.5%, payable quarterly in common stock, on its $5.0 million Secured Term Note Payable and incurs 10.0% interest, payable quarterly in cash, on its $5.185 million Bridge Loans. The increase in net interest expense in 2006 resulted from both the addition of $4.185 million of Bridge Loans since June 30, 2005 and increases in the prime interest rate.

Net Loss

The Company’s net loss for the three months ended June 30, 2006 and June 30, 2005 was as follows (in thousands):

3 MONTHS ENDED 6/30/06 NET LOSS	3 MONTHS ENDED 6/30/05 NET LOSS	3 MONTHS ENDED 6/30/06 and 6/30/05 NET LOSS CHANGE ($)	3 MONTHS ENDED 6/30/06 and 6/30/05 NET LOSS CHANGE (%)
$2,615	$1,382	$1,233	89%

Liquidity and Capital Resources

At June 30, 2006, the Company had unrestricted cash and cash equivalents of $0.5 million compared to $0.3 million at December 31, 2005. The Company had a working capital deficit of $9.7 million at June 30, 2006 compared to a working capital deficit of $2.5 million at December 31, 2005.

Secured Term Note Payable

The Company was a party to a certain loan agreement with Watson Pharmaceuticals, Inc. ("Watson") pursuant to which Watson made term loans to the Company (the "Watson Term Loan Agreement") in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes”). As part of 2004 refinancing transaction, the Watson Notes were amended to, among other things, extend the maturity date of such notes from June 30, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, and to reduce the principal amount of the Watson Notes from $21.4 million to $5.0 million (resulting in a gain to the Company) (the Watson Note as so amended, the “2004 Note”). Simultaneous with refinancing, the 2004 Note was purchased from Watson by certain of the Company’s stockholders in consideration for a payment to Watson of $1.0 million.

The 2004 Note in the principal amount of $5.0 million is secured by a lien on all of the Company's and its subsidiaries' assets, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007. The carrying interest rate at June 30, 2006 was 12.75%. The 2004 Note contains a cross default provision with each of the outstanding Bridge Loans.

Bridge Loan Agreements

The Company is a party to various similar Loan Agreements, dated June 2006, May 2006, March 2006, January 2006, November 2005, September 2005, and June 2005, with its major shareholder and its affiliates and certain other lenders under which it has borrowed an aggregate $5,185,000 (the “Bridge Loans”). The net proceeds from the Bridge Loans, after the satisfaction of related legal expenses, have been and will be used by the Company to continue the development of its Aversion® Technology and to fund related operating expenses. The Bridge Loans are secured by a lien on all of the Company’s assets, senior in right of payment and lien priority to all other indebtedness of the Company. The Bridge Loans bear interest at the rate of ten percent (10%) per annum and will mature on September 1, 2006, an extension of the original June 1, 2006 maturity date. The Bridge Loans are subject to mandatory pre-payment by the Company upon the Company’s completion of equity or debt financing or any sale, transfer, license or similar arrangement pursuant to which the Company or any of its Subsidiaries sells, licenses or otherwise grant rights in any material portion of the Company’s intellectual property to any third party, provided that the consummation of any such transaction results in certain minimum amounts of cash proceeds to the Company, net of all costs and expenses. The Bridge Loans restrict the Company’s ability to issue any shares of its currently authorized Series A, B or C preferred stock without the prior consent of the Bridge Lenders, and grants the Bridge lenders preemptive rights relating to the issuance of the Company’s Series A, B and C preferred stock. The Bridge Loans contain cross default provisions with the amended 2004 Note and each of the other outstanding Bridge Loans. The Bridge Loans also contains normal and customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt or grant any lien on the assets of the Company or its subsidiaries, subject to certain permitted exclusions.

Commercial Focus, Cash Reserves and Funding Requirements

As of July 27, 2006, the Company had cash and cash equivalents of approximately $100,000. Such cash reserves will be dedicated to the development of the Company's Aversion® Technology, the prosecution of the Company's patent applications relating to the Aversion® Technology and for related operating expenses. The Company has suspended further development and commercialization efforts relating to the Opioid Synthesis Technologies.

The Company must rely on its current cash reserves to fund the development of its Aversion® Technology and related operating expenses. The Company's future sources of revenue, if any, will be derived from contract signing fees, milestone payments and royalties and/or profit sharing payments from licensees for the Company's Aversion® Technology. The Company estimates that its current cash reserves, including the net proceeds from the June 2006 Bridge Loan, will fund continued development of the Aversion® Technology and related operating expenses through mid-August 2006. To fund further operations and product development activities the Company must raise additional financing, or enter into alliances or collaboration agreements with third parties. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

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

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of June 30, 2006 (In thousands):

	Total	Due in Second Half of 2006	Due in 2007	Due in 2008	Due Thereafter

Term notes	$10,185	$5,185	$5,000	$—	$—
Cash interest on term notes	89	89	—	—	—
Capital leases	48	16	25	7	—
Operating leases	19	14	5	—	—
Employment agreements	370	370	—	—	—

Total Contractual Cash Obligations	$10,711	$5,674	$5,030	$7	$—

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

Stock Compensation

The Company now accounts for stock-based employee compensation arrangements in accordance with the provisions of FASB Statement No. 123 (revised 2004) “Share-Based Payment” which requires that various estimates be used to determine fair value of stock options. Management determines the amount of the compensation associated with options, based in part, on the fair values ascribed to these instruments through the use of the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions made by management regarding the estimated life of these instruments, the estimated volatility of the Company's common stock (as determined by reviewing its historical public market closing prices) and the expected dividend yield.

New Accounting Pronouncements

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) released FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“FASB 123R”)”. These changes in accounting replaced existing requirements under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”), and eliminated the ability to account for share-based compensation transaction using APB Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”). The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. This Statement did not change the accounting for similar transactions involving parties other than employees.

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

Risk Factors Relating To The Company

The Company Received a "Going Concern" Opinion from Its Registered Independent Public Accounting Firm, Has a History of Operating Losses and May Not Achieve Profitability Sufficient to Generate a Positive Return on Shareholders' Investment

We have incurred net losses of approximately $6.8 million for the six months ended June 30, 2006, $12.1 million for the year ended December 31, 2005 and $70.0 million, $48.5 million, and $59.6 million for 2004, 2003, and 2002, respectively. As of June 30, 2006, our accumulated deficit was approximately $298.4 million. The Company's consolidated financial statements for the years ended December 31, 2005 and 2004 have been prepared on a “going concern” basis; however, in its report dated February 1, 2006 regarding those financial statements, our registered independent public accounting firm referred to substantial doubt about the Company's ability to continue as a going concern as a result of recurring losses, net capital deficiency and negative cash flows. Our future profitability will depend on many factors, including: (i) the Company’s ability to secure additional financing to fund continued operations, (ii) the successful completion of the formulation development, clinical testing and acceptable regulatory review of product candidates utilizing the Aversion® Technology; (iii) the receipt of issued patents from the U.S. Patent and Trademark Office (“PTO”) for the material claims in the Company's patent applications relating to the Aversion® Technology; (iv) the Company's ability to negotiate and execute appropriate licensing, development and commercialization agreements with qualified third parties relating to the Company’s product candidates; and (v) the successful commercialization by licensees of products incorporating the Aversion® Technology without infringing the patents and other intellectual property rights of third parties. We cannot assure you that we will ever have a product approved by the FDA, that we will bring any product to market or, if we are successful in doing so, that we will ever become profitable.

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

We Are Subject to Restrictions on the Incurrence of Additional Indebtedness, Which May Adversely Impact the Company's Ability to Fund Operations

Pursuant to the terms of the Company's outstanding secured term Loan Agreement the Company is limited as to the type and amount of future indebtedness it may incur. The restriction on the Company's ability to incur additional indebtedness in the future may adversely impact the Company's ability to fund the development of its product candidates and commercialization of its products.

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

The Company is committing substantially all of its resources and available capital to the development of OxyADF™ tablets and the prosecution of its patent applications for the Aversion® Technology. The failure of the Company to successfully develop a product candidate utilizing the Aversion® Technology, to successfully obtain one or more commercially viable issued patent claims from the PTO relating to the Aversion® Technology and to avoid infringing third-party patents and intellectual property rights in the commercialization of products utilizing the Aversion® Technology will have a material adverse effect on the Company's operations and financial condition.

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

We may encounter delays or rejections during any stage of the regulatory approval process based upon the failure of clinical or laboratory data to demonstrate compliance with, or upon the failure of the products to meet, the FDA's requirements for safety, efficacy and quality; and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of a marketing application, in the form of a new drug application (“NDA”), or a 505(b)(2) NDA the FDA may deny the application, may require additional testing or data and/or may require post-marketing testing and surveillance to monitor the safety or efficacy of a product. The FDA commonly takes one to two years to grant final approval for a NDA, or 505(b)(2) NDA. Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of the products incorporating the Aversion® Technology.

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

If We Retain Collaborative Partners and Our Partners Do Not Satisfy Their Obligations, We Will Be Unable to Develop Our Partnered Product Candidates

To complete the development and regulatory approval of our products and commercialize our product candidates, if any are approved by the FDA, we plan to enter into development and commercialization agreements with strategically focused pharmaceutical company partners providing that such partners license our Aversion® Technologies and further develop, register, manufacture and commercialize multiple formulations and strengths of each product candidate utilizing our Aversion® Technology. We expect to receive a share of profits and/or royalty payments derived from such collaborative partners' sale of products incorporating our Aversion® Technology. Currently, we do not have any such collaborative agreements, nor can there be any assurance that we will actually enter into collaborative agreements in the future. Our inability to enter into collaborative agreements, or our failure to maintain such agreements, would limit the number of product candidates that we can develop and ultimately, decrease our potential sources of any future revenues. In the event we enter into any collaborative agreements, we may not have day-to-day control over the activities of our collaborative partners with respect to any product candidate. Any collaborative partner may not fulfill its obligations under such agreements. If a collaborative partner fails to fulfill its obligations under an agreement with us, we may be unable to assume the development of the product covered by that agreement or to enter into alternative arrangements with a third-party. In addition, we may encounter delays in the commercialization of the product candidate that is the subject of a collaboration agreement. Accordingly, our ability to receive any revenue from the product candidates covered by collaboration agreements will be dependent on the efforts of our collaborative partner. We could be involved in disputes with a collaborative partner, which could lead to delays in or termination of, our development and commercialization programs and result in time consuming and expensive litigation or arbitration. In addition, any such dispute could diminish our collaborative partners’ commitment to us and reduce the resources they devote to developing and commercializing our products. If any collaborative partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing or commercializing our product candidates would be materially and adversely effected. Additionally, due to the nature of the market for our product candidates, it may be necessary for us to license all or a significant portion of our product candidates to a single collaborator, thereby eliminating our opportunity to commercialize other product candidates with other collaborative partners.

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

In the Event That We Are Successful in Bringing Any Products to Market, Our Revenues May Be Adversely Affected If We Fail to Obtain Acceptable Prices or Adequate Reimbursement For Our Products From Third-Party Payors

Our ability to commercialize pharmaceutical products successfully may depend in part on the availability of reimbursement for our products from government and health administration authorities, private health insurers, and other third-party payors and administrators, including Medicaid and Medicare. We cannot predict the availability of reimbursement for newly-approved products incorporating our Aversion® Technology. Third-party payors and administrators, including state Medicaid programs and Medicare, are challenging the prices charged for pharmaceutical products. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs. Third-party insurance coverage may not be available to patients for any of our products. The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payors do not provide adequate coverage and reimbursement for any product incorporating our Aversion® Technology, health care providers may not prescribe them or patients may ask to have their health care providers to prescribe competing products with more favorable reimbursement. In some foreign markets, pricing and profitability of pharmaceutical products are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, we expect that increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we receive for any products in the future. Further, cost control initiatives could impair our ability or the ability of our partners to commercialize our products and our ability to earn revenues from this commercialization.

Our Success Depends on Our Ability to Protect Our Intellectual Property

Our success depends in significant part on our ability to obtain patent protection for our Aversion® Technology, in the United States and in other countries, and to enforce these patents. The patent positions of pharmaceutical firms, including us, are generally uncertain and involve complex legal and factual questions. There is no assurance that any of our patent application claims for our Aversion® Technology will issue or, if issued, that such patent claims will be valid and enforceable against third-party infringement or that our products will not infringe any third-party patent or intellectual property. Moreover, even if patent claims do issue on our Aversion® Technology, the claims allowed may not be sufficiently broad to protect the products incorporating the Aversion® Technology. In addition, issued patent claims may be challenged, invalidated or circumvented. Even if issued, our patent claims may not afford us protection against competitors with similar technology or permit the commercialization of our products without infringing third-party patents or other intellectual property rights.

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

Our success also depends on our maintaining the confidentiality of our trade secrets and know-how. We seek to protect such information by entering into confidentiality agreements with employees, potential collaborative partners, raw material suppliers, potential investors and consultants. These agreements may be breached by such parties. We may not be able to obtain an adequate, or perhaps, any remedy to such a breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors. Our inability to protect our intellectual property or to commercialize our products without infringing third-party patents or other intellectual property rights would have a material adverse effect on our operations and financial condition.

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

We have received a letter from Purdue Pharma LP claiming that our pending registration and use of the trademark OxyADF™ infringes certain intellectual property rights of Purdue Pharma associated with its registered marks OXYCONTIN® and OXYIR®. If we are unable to resolve this dispute favorably, we may be required to brand our product with another name.

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

Moreover, other parties could have blocking patent rights to products made using the Aversion® Technology. The Company is aware of certain United States and international pending patent applications owned by third parties claiming abuse deterrent technologies, including at least one application which, if issued in its present form, may encompass our lead product candidate. If such patent applications result in issued patents, with claims encompassing our Aversion® Technology or products, the Company may need to obtain a license to such patents, should one be available, or alternatively, alter the Aversion® Technology so as to avoid infringing such third-party patents. If the Company is unable to obtain a license on commercially reasonable terms, the Company could be restricted or prevented from commercializing products utilizing the Aversion® Technology. Additionally, any alterations to the Aversion® Technology in view of pending third-party patent applications could be time consuming and costly and may not result in technologies or products that are non-infringing or commercially viable.

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

We May Not Be Successful in Commercializing Our Opioid Synthesis Technologies

Historically the Company was engaged in research, development and manufacture of proprietary, high yield, short cycle time, environmentally sensitive opioid manufacturing processes (the "Opioid Synthesis Technologies") intended for use in the commercial manufacturing of certain bulk opioid active pharmaceutical ingredients ("APIs"). In early 2005 the Company suspended further development and commercialization efforts relating to its Opioid Synthesis Technologies. We have determined based on our limited cash reserves, the additional funding required for facility improvements for commercial scale up for our Opioid Synthesis Technologies, the projected timeline for resolution of our application to the DEA for a narcotic raw material import registration (the “Import Registration”), and other factors that suspending activities relating to the Opioid Synthesis Technologies is in our best interest. We expect to re-evaluate the development and commercialization of the Opioid Synthesis Technologies after the Administrative Law Judge and deputy DEA Administrator make a determination relating to our Import Registration. No assurance can be given that development and commercialization efforts relating to the Opioid Synthesis Technologies will resume in the future, or even if such activities resume, that the Opioid Synthesis Technologies will be capable of commercial scale up or will be commercialized.

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

PART II

Item 2. Changes in Securities, Use of Proceed and Issuer Purchases of Equity Securities

Issuance of Common Shares

During the quarter ended June 30, 2006, the Company issued its Common Stock in the amount of a) 244,329 shares as payment of $156,000 of interest payable due June 30, 2006 on the Company’s $5.0 million Secured Term Note Payable, b) 90,000 shares from the exercise of stock options and c) 4,729 shares from the cashless exercise of warrants.

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

Date: July 27, 2006	ACURA PHARMACEUTICALS, INC.

	By:	/s/ Andrew D. Reddick
Andrew D. Reddick President & Chief Executive Officer

By:	/s/ Peter A. Clemens
Peter A. Clemens Senior VP & Chief Financial Officer

Exhibit Index

Exhibit	Document

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.