Form 10-Q
period 2006-09-30
ACURA PHARMACEUTICALS, INC
filed 2006-11-03
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20649

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006
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

Yes ☐ No ☑

As of November 2, 2006 the registrant had 330,564,049 shares of Common Stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
INDEX

PART 1. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	1
	Consolidated Balance Sheets
	September 30, 2006 (Unaudited) and December 31, 2005	1

	Consolidated Statements of Operations (Unaudited)
	Three and nine months ended September 30, 2006 and September 30, 2005	2

	Consolidated Statement of Stockholders’ Deficit (Unaudited)
	Nine months ended September 30, 2006	3

	Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2006 and September 30, 2005	4

	Notes to Consolidated Financial Statements	5-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

	Risk Factors Relating to the Company	22

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32

Item 6.	Exhibits	32

Signatures		33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	Unaudited
	September 30,	December 31,
ASSETS	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$228	$260
Prepaid insurance	187	179
Prepaid expenses and other current assets	55	5
Total current assets	470	444

PROPERTY, PLANT & EQUIPMENT, NET	1,194	1,341

DEPOSITS	7	7
TOTAL ASSETS	$1,671	$1,792

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Senior secured term notes payable	$11,124	$2,550
Current maturities of capital lease obligations	27	31
Accrued expenses	771	341
Total current liabilities	11,922	2,922

SECURED TERM NOTES PAYABLE	--	5,000

CAPITAL LEASE OBLIGATIONS, less current maturities	13	32

COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	11,935	7,954
STOCKHOLDERS' DEFICIT
Common stock - $.01 par value;
650,000 shares authorized;
330,364 and 329,293 shares issued and outstanding
at September 30, 2006 and December 31, 2005, respectively .	3,303	3,293
Additional paid-in capital	288,688	287,885
Unearned compensation	--	(5,724)
Accumulated deficit	(302,255)	(291,616)
STOCKHOLDERS' DEFICIT	(10,264)	(6,162)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,671	$1,792

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(in thousands, except per share data)

	For the nine months ended September 30,		For the three months ended September 30
	2006	2005	2006	2005

Research and development	$4,174	$2,527	$1,630	$845
Marketing, general and administrative	4,754	2,120	1,031	628

LOSS FROM OPERATIONS	(8,928)	(4,647)	(2,661)	(1,473)

OTHER INCOME (EXPENSE)
Interest expense	(800)	(434)	(305)	(171)
Interest income	14	30	4	6
(Loss) gain on asset disposals	(10)	85	7	3
Other	(142)	1	(142)	-

TOTAL OTHER EXPENSE	(938)	(318)	(436)	(162)

NET LOSS	$(9,866)	$(4,965)	$(3,097)	$(1,635)

DEEMED DIVIDEND	(774)	-	(774)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,640)	$(4,965)	$(3,871)	$(1,635)

Basic and diluted loss per common share	$(0.03)	$(0.22)	$(0.01)	$(0.07)

Weighted average number of outstanding common shares	343,947	22,906	346,835	23,169

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2006

UNAUDITED
(in thousands)

	Common Stock		Additional	Unearned		Accumulated
	Shares	Amount	Paid-in Capital		Compensation	Deficit	Total

Balance at December 31, 2005	329,293	$3,293	$287,885		$(5,724)	$(291,616)	$(6,162)

Net loss	-	-	-		-	(9,866)	(9,866)
Deemed dividend related to debt modification	-	-	774		-	(774)	-
Adoption of FAS 123R	-	-	(5,724)		5,724	-	-
Other stock-based compensation	-	-	4,416		-	-	4,416
Issuance of restricted stock units	-	-	680		-	-	680
Issuance of common shares for interest	847	8	588		-	-	596
Issuance of common shares for exercise of options	200	2	70		-	-	72
Issuance of common shares for cashless exercise of warrant	24	-	-		-	-	-

Balance at September 30, 2006	330,364	$3,303	$288,689	$	(-)	$(302,256)	$(10,264)

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

UNAUDITED
(in thousands, except supplemental disclosures)

	2006	2005
Cash flows from Operating Activities:
Net loss	$(9,866)	$(4,965)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	89	97
Non-cash stock compensation expense	5,096	766
Stock issued for interest	596	391
Loss (gain) on asset disposals	10	(85)
Changes in assets and liabilities
Prepaid expenses and other current assets	(58)	86
Other assets and deposits	-	(5)
Accrued expenses	430	(528)
Total adjustments	6,163	722
Net cash used in operating activities	(3,703)	(4,243)

Cash flows from Investing Activities:
Capital expenditures	(21)	(34)
Proceeds from asset disposals	69	187
Net cash provided by investing activities	48	153

Cash flows from Financing Activities:
Proceeds from issuance of senior secured term notes payable	3,574	1,300
Proceeds from the exercise of stock options	72	4
Payments on capital lease obligations	(23)	(21)
Net cash provided by financing activities	3,623	1,283

Decrease in cash and cash equivalents	(32)	(2,807)
Cash and cash equivalents at beginning of period	260	3,103

Cash and cash equivalents at end of period	$228	$296

Cash paid for interest	$201	$44

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES of NONCASH
INVESTING AND FINANCING ACTIVITIES

UNAUDITED
(in thousands, except supplemental disclosures)

Nine Months ended September 30, 2006

1.	The Company issued 653,284 shares of Common Stock as payment of $463,000 of Secured Term Note Payable accrued interest.
2.	The Company issued 193,447 shares of Common Stock as payment of $133,000 of Bridge Loan accrued interest.
3.
Warrants to purchase 165,934 shares of Common Stock were exercised in March 2006 at an exercise price of $0.48 per share in a cashless exercise transaction resulting in the issuance of 19,065 shares of Common Stock.

4.
Warrants to purchase 30,698 shares of Common Stock were exercised in May 2006 at an exercise price of $0.47 per share in a cashless exercise transaction resulting in the issuance of 4,729 shares of Common Stock.

5.	A warrant to purchase 150,000 shares of Common Stock was modified due to its anti-dilution clause resulting in a $142,000 stock compensation expense.

Nine Months ended September 30, 2005

1.	The Company issued 632,588 shares of Common Stock as payment of $391,000 of Secured Term Note Payable accrued interest.
2.	The Company issued 278,572 shares of Common Stock as result of the conversion of 278,572 shares of the Company’s Series C-1 Junior Preferred Stock.

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Acura Pharmaceuticals, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and changes in cash flows for the nine months ended September 30, 2006, assuming that the Company will continue as a going concern, have been made. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - LIQUIDITY MATTERS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2006, the Company had unrestricted cash and cash equivalents of $0.2 million, a working capital deficit of $11.5 million, and an accumulated deficit of $302.3 million. At December 31, 2005, the Company had cash and cash equivalents of $0.3 million, a working capital deficit of $2.5 million and an accumulated deficit of $291.6 million. The Company incurred a loss from operations of $8.9 million and a net loss of $9.9 million during the nine months ended September 30, 2006 and a loss from operations of $11.6 million and a net loss of $12.1 million during the year ended December 31, 2005. Historically, the Company has incurred significant losses and until such time as its product candidates are commercialized, of which no assurance can be given, the Company will continue incurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company estimates that its current cash reserves, including the net proceeds from the Bridge Loan Agreements described in Note 9 will be sufficient to fund the development of the Aversion® Technology and related operating expenses through mid-November 2006. To fund further operations and product development activities, the Company must raise additional financing, or enter into alliances or collaboration agreements with third parties resulting in cash payments to the Company relating to its Aversion® Technology. The Company is seeking to secure working capital providing gross proceeds to the Company in the range of approximately $15 million to $20 million through the private offering of the Company’s securities. The terms of any such securities offering, including, without limitation, the type of equity securities (or securities convertible into equity securities) and the price per share, have not been determined and will, in large part, be determined based upon negotiations between the Company and prospective investors in such private offering. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for cash payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

Even assuming the Company is successful in securing additional sources of financing, there can be no assurance that the Company's development efforts will result in commercially viable products. The Company's failure to successfully develop the Aversion® Technology in a timely manner, to obtain issued U.S. patents relating to the Aversion® Technology and to avoid infringing third-party patents and other intellectual property rights will have a material adverse impact on its financial condition and results of operations.

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

Income Taxes

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48") regarding "Accounting for Uncertainties in Income Taxes," which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 also requires explicit disclosure requirements about a Company's uncertainties related to their income tax position, including a detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. This Interpretation is effective for fiscal years beginning after December 31, 2006. The Company is assessing the possible impact of FIN 48.

NOTE 4 - RESEARCH AND DEVELOPMENT

The Company’s research and development (“R&D”) expenses were primarily associated with its Aversion® Technology. R&D expenses include internal R&D activities and external contract research organizations (“CROs”).  Internal R&D expenses include facility overhead, maintenance, repair and depreciation, laboratory supplies, pre-clinical laboratory experiments, equipment maintenance, repairs and depreciation, salaries, benefits, incentive compensation and other administrative expenses.  CRO expenses include preclinical laboratory experiments, clinical trials, clinical trial and regulatory consulting, regulatory counsel and patent counsel.  R&D expenses are charged to operations as incurred.  The Company reviews and accrues clinical trial expenses based on work performed and relies on an estimate of the costs applicable to the stage of completion of a clinical trial.  Accrued clinical costs are subject to revisions as such trials progress to completion.  Revisions are charged to expense in the period in which the facts that give rise to the revision become known. The Company has binding research and development commitments with a CRO, of which $115,000 has yet to be incurred and recorded, at September 30, 2006. This amount is expected to be spent by December 2006. The Company had no binding research and development commitments with third parties at December 31, 2005.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. At December 31, 2005, the Company has net operating loss carryforwards aggregating approximately $129.7 million expiring during the years 2009 through 2024. The tax loss carryforwards of the Company and its subsidiary may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company's ability to utilize net operating loss carryforwards each year. The amount of the limitation has not been quantified. SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. At both September 30, 2006 and December 31, 2005, a valuation allowance equal to 100% of the net deferred income tax assets was used and primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset would increase income in the period such determination was made.

NOTE 6 - STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans covering stock options and restricted stock units for its employees and directors. On January 1, 2006, the Company adopted FASB 123R. This change in accounting replaces existing requirements under FASB 123 and eliminates the ability to account for share-based compensation transaction using APB 25. The compensation cost relating to share-based payment transactions is now measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option unit on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

Included in the results for the nine months ended September 30, 2006, is $5.1 million of stock-based compensation expense relating to the February 2006 grant of restricted stock units to the Company’s independent directors, stock based compensation expenses relating to vesting of stock options and restricted stock units granted to Company employees prior to 2006, and a dilution adjustment on a previously issued warrant to a former Company employee pursuant to dilution protections contained in such warrant.

Pro forma Table

The following pro forma table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB 123 for stock based compensation expense during the periods indicated (in thousands).

	Nine Months Ended	Three Months Ended
	September 30, 2005	September 30, 2005

Net loss as reported	$(4,965)	$(1,635)

Add: Stock-based employee compensation expense included in reported net loss	766	173

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,156)	(267)

Net loss, pro forma	$(5,355)	$(1,729)

Weighted average number of outstanding shares	22,906	23,169

Earnings per share
Basic and diluted loss per share, as reported	$(0.22)	$(0.07)
Basic and diluted loss per share, pro forma	$(0.23)	$(0.08)

Pro forma compensation expense may not be indicative of future expense.

Restricted Stock Unit Award Plan

On December 22, 2005, the Board of Directors adopted the Company’s 2005 Restricted Stock Unit Award Plan (the “2005 RSU Plan”) for its employees and non-employee directors and granted 27.5 million Restricted Stock Units (“RSU”) to its employees. In February 2006, 2.0 million RSUs valued at $680,000 were issued to non-employee directors. A RSU represents the contingent obligation of the Company to deliver a share of its common stock to the holder of the RSU on a distribution date. RSUs for up to 30 million shares of common stock are authorized for issuance under the 2005 RSU Plan. The Company believes that the 2005 RSU Plan does not require shareholder approval. Nevertheless, the Company intends to seek shareholder ratification for the 2005 RSU Plan at its next Annual Shareholders’ Meeting.

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

At September 30, 2006 and December 31, 2005, the Company had 17.7 million and 9.9 million, respectively, of outstanding vested RSUs.

NOTE 7- EARNINGS (LOSS) PER SHARE

The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. The Company’s vested RSUs outstanding during the period have been included in the computation. Diluted earnings per share are based on the same number of common shares and vested RSUs adjusted for the effect of other potentially dilutive securities. Excluded from the share computation at September 30, 2006 and 2005 are approximately 47.3 million and 344.2 million, respectively, of outstanding options, warrants, non-vested RSUs and the effects of outstanding convertible preferred stock which would have been antidilutive.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	September 30,	December 31,
	2006	2005

Payroll, payroll taxes and benefits	$69	$50
Legal fees	24	74
Audit examination and tax preparation fees	61	65
Franchise taxes	15	20
Property taxes	59	52
Clinical, regulatory, trademarks, and patent consulting fees	61	78
Clinical studies	407	-
Marketing studies	25	-
Directors fees	-	2
Other fees and services	50	-

Total accrued expenses	$771	$341

NOTE 9 - NOTES PAYABLE, BRIDGE LOAN AGREEMENTS, AND STOCK WARRANTS

At September 30, 2006 and December 31, 2005, notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

Secured term note payable (a)	$5,000	$5,000
Bridge loan agreements (b)	6,124	2,550
Capital lease obligations	40	63
	11,164	7,613
Less: Current maturities	(11,151)	(2,581)

Long term portion of capital lease obligations and notes payable	$13	$5,032

(a)	Secured Term Note Payable

The Company was a party to a loan agreement with Watson Pharmaceuticals, Inc. ("Watson") pursuant to which Watson made term loans to the Company in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes”). As part of a 2004 refinancing transaction, the Watson Notes were amended to, among other things, extend the maturity date of such notes from June 30, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, and to reduce the principal amount of the Watson Notes from $21.4 million to $5.0 million (resulting in a gain to the Company) (the Watson Notes as so amended, the “2004 Note”). Simultaneous with refinancing, the 2004 Note was purchased from Watson by certain of the Company’s stockholders in consideration for a payment to Watson of $1.0 million. The 2004 Note in the principal amount of $5.0 million is secured by a lien on all of the Company's and its subsidiary’s assets, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007. The carrying interest rate at September 30, 2006 was 12.75%. The 2004 Note contains a cross default provision with each of the outstanding Bridge Loans.

(b)	Bridge Loan Agreements

As of September 30, 2006 the Company is a party to four (4) loan agreements completed in January 2006, November, 2005, September, 2005 and June, 2005 pursuant to which the Company has received bridge financing on nine occasions in the aggregate principal amount $6,124,000 (the “Bridge Loans”) from Essex Woodlands Health Ventures V, L.P., Care Capital Investments II, LP, Care Capital Offshore Investments II, LP, Galen Partners International III, L.P., Galen Partners III, L.P., Galen Employee Fund III, L.P. and certain other shareholders of the Company listed on the signature page to such Bridge Loan agreements. Additionally, the Company has received an additional financing in October, 2006 in the principal amount of $620,000 from the same lenders. The net proceeds from the Bridge Loans, after the satisfaction of related legal expenses, have been used by the Company to continue development of the Company’s Aversion® Technology and to fund related operating expenses. The Bridge Loans are secured by a lien on all of the Company’s assets, senior in right of payment and lien priority to all of the Company’s other indebtedness. The Bridge Loans bear interest at the rate of ten percent (10%) per annum and mature on December 1, 2006. The Lenders have agreed to accept in satisfaction of the interest payment due on September 30, 2006 and the next interest payment a number of shares of Common Stock of the Company based on the average of the closing bid and asked prices of the Common Stock for the five trading days ending on the relevant interest payment date (or the immediately preceding trading date, if the relevant interest payment date is not a trading date). The Bridge Loans are subject to mandatory pre-payment upon the Company’s completion of equity or debt financing or any sale, transfer, license or similar arrangement pursuant to which the Company sells, licenses or otherwise grant rights in any material portion of the Company’s intellectual property to any third party, provided that the consummation of any such transaction results in certain minimum amounts of cash proceeds to the Company, net of all costs and expenses. Notwithstanding the aforementioned mandatory prepayment provision, in August 2006, the Company amended the Bridge Loans to allow the holders to elect to convert all or any portion of the principal and accrued interest outstanding under the loans into the Company's common stock upon a successful equity financing of at least $10 million, including the face value of the converted loans.  Such conversion would be at the issuance price of the common stock issued in such financing.  This amendment resulted in the accounting extinguishment of the outstanding Bridge Loans and the issuance of new Bridge Loans (with identical provisions, other than the new conversion feature) - which resulted in a $774,000 loss upon such accounting extinguishment.  As the Bridge Loan holders are also the Company's controlling shareholders or their affiliates, the accounting loss has been reflected as a non-cash deemed dividend in the accompanying financial statements. The Bridge Loans restrict the Company’s ability to issue any shares of the Company’s currently authorized Series A, B or C convertible preferred stock without the prior consent of the bridge lenders, and grants the bridge lenders preemptive rights relating to the issuance of the Company’s Series A, B and C convertible preferred stock. The Bridge Loans contain cross default provisions with the 2004 Note and each of the other outstanding Bridge Loans. The Bridge Loans also contain normal and customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt or grant any lien on the Company’s assets or the assets of its subsidiary, subject to certain permitted exclusions.

(c)	Stock Warrants

At December 31, 2005, the Company had outstanding common stock purchase warrants exercisable for an aggregate of 16,242,000 shares of common stock. Of such warrants, 5,391,000 were issued in connection with the issuance of convertible debentures, bridge loans and financing commitments from 1998 through 2003, 10,701,000 were issued to Watson Pharmaceuticals in connection with their agreement to amend the Watson Loan at December 20, 2002, and 150,000 were issued in 2003 as part of the settlement terms with a former executive officer of the Company. In March 2006, warrants to purchase 166,934 shares of common stock were exercised at an exercise price of $0.48 per share in a cashless exercise transaction resulting in the issuance of 19,065 shares of common stock. In May 2006, warrants to purchase 30,698 shares of common stock were exercised at an exercise price of $0.47 per share in a cashless exercise transaction resulting in the issuance of 4,729 shares of common stock. In August 2006, the warrant issued in 2003 as part of the settlement with a former Company employee was increased by 286,000 warrants as result of anti-dilution provision of such warrant resulting in a $142,000 stock compensation charge classified as other expense in the income statement. At September 30, 2006, the Company had outstanding common stock purchase warrants exercisable for an aggregate 16,331,000 shares of common stock and approximately 310,000, 154,000 and 15,867,000 warrants will expire if unexercised during the years 2007, 2008 and years thereafter, respectively. The exercise prices of the warrants range from $0.12 to $0.66 per share.

NOTE 10 - CONVERSION OF PREFERRED SHARES INTO COMMON SHARES

Effective November 10, 2005, all of the issued and outstanding preferred shares of the Company were automatically and mandatorily converted into the Company’s common stock, $.01 par value per share (the “Common Stock”) in accordance with the terms of the Company’s Restated Certification of Incorporation (the “Preferred Stock Conversion”). In accordance with the conversion provisions contained in the Restated Certificate of Incorporation, all issued and outstanding shares of the Company’s Series A, B, C-1, C-2 and C-3 Preferred Stock (collectively, the “Preferred Stock”) were converted automatically into the Company’s Common Stock upon the Company’s receipt of the written consent to the Preferred Stock Conversion from the holders of at least 51% of the shares of the Company’s Series A Preferred Stock. On November 10, 2005, the Company received the consent to the Preferred Stock Conversion from GCE Holdings LLC, the assignee of Preferred Stock prior to its conversion into Common Stock formerly held by each of Care Capital Investments II, LP, Care Capital Offshore Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners International III, L.P., Galen Partners III, L.P. and Galen Employee Fund III, L.P., such entity holding in the aggregate in excess of 51% of the issued and outstanding shares of the Company’s Series A Preferred Stock. In accordance with the terms of the Company’s Restated Certificate of Incorporation, all shares of the Company’s Preferred Stock were automatically converted into an aggregate of approximately 305.4 million shares of the Company’s Common Stock. At December 31, 2005 and September 30, 2006, the Company had approximately 72.0 million shares of Convertible Preferred Stock authorized and available for issuance.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Contracts

The Employment Agreements of Andrew D. Reddick, Ron J. Spivey, Ph.D., and Peter A. Clemens were automatically renewed on October 3, 2006, each for a term expiring December 31, 2007. The term of the Employment Agreement provides for automatic one (1) year renewals in the absence of written notice to the contrary from the Company or Mr. Reddick, Mr. Spivey or Mr. Clemens of at least ninety (90) days prior to the expiration of the initial term or any subsequent renewal period.

Trademarks

In September 2006, the Company received a notice of opposition filed by Purdue Pharma L.P. with the U.S. Patent and Trademark Office (“USPTO”) relating to the Company’s pending application to register “OxyADF”. In October 2006, the Company filed a notice of withdrawal with the USPTO relating to such pending registration.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included elsewhere in this Report. Historical operating results are not necessarily indicative of results that may occur in future periods.

Forward Looking Statements

Certain statements in this Report including, without limitation, in this Item 2 constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, the Company’s ability to secure additional financing to fund continued product development and operations, the Company’s ability to enter into contractual arrangements with qualified pharmaceutical partners to license, develop and commercialize the Company’s technology and product candidates, and the Company’s ability to fulfill the U.S. Food and Drug Administration’s (“FDA”) requirements for approving the Company’s product candidates for commercial distribution in the United States, including, without limitation, the adequacy of the results of the clinical studies completed to date and the results of other clinical studies, to support FDA approval of the Company’s product candidates, the adequacy of the development program for the Company’s product candidates, changes in regulatory requirements, adverse safety findings relating to the Company’s product candidates, the risk that the FDA may not agree with the Company’s analysis of its clinical studies and may evaluate the results of these studies by different methods or conclude that the results of the studies are not statistically significant, clinically meaningful or that there were human errors in the conduct of the studies or otherwise, the risk that further studies of the Company’s product candidates are not positive, and the uncertainties inherent in scientific research, drug development, clinical trials and the regulatory approval process. Other important factors that may also affect future results include, but are not limited to: the Company’s ability to attract and retain highly skilled personnel; its ability to secure and protect its patents, trademarks and proprietary rights; its ability to avoid infringement of patents, trademarks and other proprietary rights or trade secrets of third parties; litigation or regulatory action that could require the Company to pay significant damages or change the way it conducts its business; the Company’s ability to compete successfully against current and future competitors; its dependence on third-party suppliers of raw materials; its ability to secure U.S. Drug Enforcement Administration quotas and source controlled substances that constitute the active ingredients of the Company’s products in development; difficulties or delays in clinical trials for Company products or in the manufacture of Company products; and other risks and uncertainties detailed in this Report. The Company is at development stage and may not ever have any products or technologies that generate revenue. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

Company Overview

The Company is a specialty pharmaceutical development company primarily engaged in development of proprietary abuse deterrent, abuse resistant and tamper resistant technologies ("Aversion® Technology") intended to discourage abuse or misuse of orally administered opioid analgesic products. The Company utilizes several contract research organizations (“CROs”) and an academic institution for laboratory and clinical evaluation and testing of product candidates incorporating the Aversion® Technology. The Company also conducts research, development, laboratory, stability, manufacturing and warehousing activities relating to the Aversion® Technology at its Culver, Indiana operations facility (the "Culver Facility"). The Culver Facility is registered by the U.S. Drug Enforcement Administration (the “DEA”) to perform research, development and manufacture for certain Schedule II - V controlled substances in bulk and finished dosage forms.

The Company is primarily focused on (i) development and evaluation, in concert with CROs, product candidates utilizing the Company's Aversion® Technology; (ii) manufacture, quality assurance testing and release, and stability studies of clinical trial supplies and NDA submission batches of certain finished dosage form product candidates utilizing Aversion® Technology; (iii) prosecution of the Company’s patent applications and published patents relating to Aversion® Technology with the United States Patent and Trademark Office (“PTO”) and foreign equivalents; and (iv) negotiation and execution of license and development agreements with pharmaceutical company partners providing that such licensees will further develop certain finished dosage product candidates utilizing the Aversion® Technology and file for regulatory approval with the United States Food and Drug Administration (“FDA”) and other regulatory authorities and commercialize such products.

The Company was historically engaged in research, development and manufacture of proprietary, high-yield, short cycle time, environmentally sensitive opioid synthesis processes (the "Opioid Synthesis Technologies" and, collectively with the Aversion® Technology, the “Technologies”) intended for use in the commercial production of certain bulk opioid active pharmaceutical ingredients. In early 2005, the Company suspended development and commercialization efforts relating to the Opioid Synthesis Technologies pending the deputy DEA Administrator's determination relating to the Company’s Import Registration filed with the DEA in early 2001.

Company’s Present Financial Condition, Focus and Status

At September 30, 2006, the Company had unrestricted cash and cash equivalents of $0.2 million compared to $0.3 million at December 31, 2005. The Company had a working capital deficit of $11.5 million at September 30, 2006 and working capital deficit of $2.5 million at December 31, 2005. The Company had an accumulated deficit of $302.3 million and $291.6 million at September 30, 2006 and December 31, 2005, respectively. The Company incurred a loss from operations of $8.9 million and a net loss of $9.9 million during the nine months ended September 30, 2006 and a loss from operations of $4.6 million and a net loss of $5.0 million during the nine months ended September 30, 2005.

On November 2, 2006, the Company had cash and cash equivalents of approximately $300,000. The Company estimates that its current cash reserves, including the net proceeds from the October 2006 Bridge Loan, will fund continued development of the Aversion® Technology and related operating expenses through mid-November 2006.

The Company has incurred net losses since 1992 and the Company's consolidated financial statements for each of the years ended December 31, 2005, 2004 and 2003 were prepared on a going-concern basis, expressing substantial doubt about the Company's ability to continue as a going-concern as a result of recurring losses and negative cash flows. The Company's future profitability will depend on several factors, including (i) the Company’s ability to secure additional financing to fund continued operations; (ii) the successful completion of the formulation development, clinical testing and acceptable regulatory review of product candidates utilizing the Aversion® Technology; (iii) the receipt of issued patents from the U.S. Patent and Trademark Office (“PTO”) for the material claims in the Company's patent applications relating to the Aversion® Technology; (iv) the Company's ability to negotiate and execute appropriate licensing, development and commercialization agreements with interested third parties relating to the Company’s product candidates; and, (v) the successful commercialization by licensees of products incorporating the Aversion® Technology without infringing the patents and other intellectual property rights of third parties.

Status of Patent Applications, Patent Publications, and Issued Patents

As of the date of this Report, the Company has three U.S. non-provisional patent publications, one U.S. provisional patent application, and two international patent publications pending relating to its Aversion® Technology. Additionally, the Company has seven (7) US patents issued and one (1) US patent application pending related to its Opioid Synthesis Technologies. As of the date of this Report, the Company retained ownership of all intellectual property and commercial rights to its product candidates and Technologies.

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

Status of Development of OxyADF Tablets

The Company’s lead product candidate, OxyADF Tablets, utilizing the Company’s proprietary Aversion® Technology, is an orally administered immediate release tablet containing oxycodone HCl as its sole active analgesic ingredient with an anticipated indication for treating acute moderate to moderately severe pain. Product candidates formulated with Aversion® Technology are intended to reduce or discourage misuse of all three common routes of abuse of tablet and capsule pharmaceutical products including (i) intravenous injection of dissolved tablets or capsules, (ii) inhalation/nasal snorting of crushed tablets or capsules and (iii) intentional consumption of excessive numbers of tablets or capsules by oral administration.

OxyADF Tablets are being developed pursuant to an active investigational new drug application (“IND”) on file with the United States Food and Drug Administration (“FDA”). The FDA has confirmed that OxyADF Tablets are an appropriate product candidate for submission as a 505(b)(2) new drug application (“NDA”). To date the Company, in concert with CROs, has completed patient enrollment in two phase I clinical trials (Study AP-ADF-101and Study AP-ADF-107), one phase II clinical trial (Study AP-ADF-103), a pivotal bioequivalence trial (Study AP-ADF-104) and a pivotal laboratory study relating to the development of OxyADF Tablets. The results from studies AP-ADF-103, AP-ADF-104 and the pivotal laboratory study are summarized below.

OxyADF Tablets contain a second active ingredient in a sub-therapeutic amount. This second active ingredient has a well established side effect profile in long term administration at doses more than ten-fold greater than the amount contained in the proposed maximum recommended daily dose of OxyADF Tablets. When OxyADF Tablets are administered at the intended recommended dose of 1 or 2 tablets every 4-6 hours, it is expected that legitimate acute pain patients will not feel the affects of this extra active ingredient. However, when either a legitimate acute pain patient or a potential drug abuser consumes excess quantities of OxyADF Tablets, we expect he/she will experience an unpleasant combination of symptoms, including warmth or flushing, itching, sweating and/or chills, headache and a general feeling of discomfort. It is expected that these symptoms will begin approximately 10-15 minutes after the excess dose is consumed and self-resolve approximately 75-90 minutes later. The Company does not expect that the undesirable effects from this extra active ingredient will be “fool-proof” in discouraging excess oral consumption of OxyADF Tablets but anticipates that it will cause most people to experience unpleasant effects if excess quantities of OxyADF Tablets are consumed orally. As described below, the Company is currently evaluating the effects of this second active ingredient in clinical studies involving subjects with no history of opioid abuse and in subjects with a history of opioid abuse.

Prospective drug abusers may attempt to dissolve currently marketed oxycodone containing tablets in water or other common solvents, filter the dissolved solution, and then inject the resulting fluid intravenously to obtain a euphoric effect. In addition to its two active ingredients, OxyADF Tablets also include several inactive ingredients. These inactive ingredients are commonly used pharmaceutical excipients with no therapeutic effect but with specific non-therapeutic functions. When dissolved in water or other common solvents, the functional excipients in OxyADF Tablets will form a viscous gel that traps the oxycodone ingredient in the OxyADF Tablet matrix. The Company believes this gel forming feature will substantially limit the ability of prospective I.V. drug abusers to extract oxycodone from an OxyADF Tablet. As described below, the Company has compared the relative difficulty of extracting oxycodone from OxyADF Tablets to several currently marketed oxycodone containing products.

In addition, prospective drug abusers may easily crush or grind currently marketed oxycodone containing products and snort or inhale the crushed powder. The crushed powder may then be snorted and the oxycodone in the powder will be rapidly absorbed through the nasal mucosa often resulting in a euphoric effect. OxyADF Tablets have three features intended to discourage nasal snorting. First, OxyADF Tablets are formulated with a functional excipient intended to induce moderate burning and irritation of the nose and nasal mucosal membranes if the tablets are crushed and the prospective drug abuser attempts to snort the crushed tablets. Second, when OxyADF Tablets are crushed and snorted, the Company expects the moisture in the nasal passages will form a viscous gel with the crushed tablet powder, trapping the oxycodone in the gel and therefore reducing the amount of oxycodone available to be absorbed through the mucosal membranes. Third, the Company expects that the viscous gel formed in the nasal passages will result in a sticky mass producing an unpleasant sensation in the nose of the prospective abuser. Therefore, the Company expects potential nasal abusers of OxyADF Tablets to experience burning and irritation of the nasal passages, a lower level of oxycodone available for mucosal absorption and a physically unpleasant gelatinous mass in the nose.

Study AP-ADF-103: To assess the safety and tolerability of OxyADF Tablets in comparison to oxycodone HCl Tablets without an ingredient to discourage excess oral consumption, the Company conducted a Phase II single-center, randomized, double-blind, multiple-dose study in 66 healthy adult male and female volunteers (“Study AP-ADF-103”). In Study AP-ADF-103, subjects were randomly assigned to one of three treatment groups (n=22 per treatment group). A run-in phase was conducted on an outpatient basis for five days and included at-home dosing four times daily and adverse event and tolerability assessments. The treatment phase followed the run-in phase and was conducted on an inpatient basis for five days. The treatment phase included dosing with OxyADF Tablets (with or without the second active ingredient) as well as post-treatment safety and tolerability assessments. The tolerability of OxyADF Tablets was evaluated with a Side Effects and Symptoms Questionnaire (SESQ) and a OxyADF Tablet Tolerability Rating Scale. Safety was evaluated by Adverse Events and clinical laboratory and vital signs assessments were conducted periodically during the study. During the run-in phase, comparable tolerability was demonstrated in subjects who took OxyADF Tablets with and without the second active ingredient. The mean post-dose SESQ total score during the run-in phase was very low in all groups (highest possible score = 33; Group results = 0.84 - 1.6) indicating that OxyADF Tablets were generally well-tolerated when taken at recommended doses. During the treatment phase, 64% of subjects in Groups 2 and 3 (oxycodone HCl + the second active ingredient) reported side effects and symptoms and 50% of subjects in Group 1 (oxycodone alone) reported side effects and symptoms. Most of the side effects and symptoms observed during the treatment phase were mild or moderate in severity. Irrespective of treatment group, approximately three quarters of subjects reported either “no effect” or “easy to tolerate” on the OxyADF Tolerability Rating Scale. Oxycodone HCl administered four times a day, with or without the second active ingredient was determined to be well tolerated. Adverse events were reported by 77% of subjects throughout both phases of the study. The majority of subjects (55%) reported adverse events during the treatment phase that were considered mild in severity. No severe adverse events were reported in any treatment group and no clinically important trends over time were observed in any treatment group for vital signs measurements (blood pressure, heart rate, and respiratory rate). The Company intends to include the data and results from Study AP-ADF-103 in its 505(b)(2) NDA submission for OxyADF Tablets to the FDA.

Study AP-ADF-104: The Company, in concert with a CRO, has completed a pivotal bioequivalence study for OxyADF Tablets (“Study AP-ADF-104”) using tablets from batches manufactured by the Company at its Culver Facility at a scale of sufficient size to fulfill the FDA’s requirements for a 505(b)(2) NDA submission. Study AP-ADF-104 was a pivotal, single-dose, open-label, randomized, two-period crossover bioequivalence study conducted under fasting conditions to compare the pharmacokinetic characteristics of OxyADF Tablets (oxycodone HCl 5mg) to the FDA reference listed drug, Roxicodone® Tablets, 15 mg. Subjects received two separate drug administrations in assigned periods, one treatment per period, according to a randomization schedule. Dosing days were separated by a washout period of at least 7 days. An equal number of subjects were randomly assigned to each possible sequence of treatments. Drug administration consisted of an oral dose of three OxyADF Tablets or one Roxicodone® 15mg Tablet. Thirty-nine (39) of forty (40) healthy adult subjects completed the study. The results demonstrated that OxyADF Tablets are bioequivalent to Roxicodone® Tablets. The 90% confidence intervals for peak exposure based on ln(Cmax) and overall systemic exposure based on ln(AUClast) and ln(AUCinf) of oxycodone were well within the FDA’s acceptable range for bioequivalence. The Company intends to include the data and results of Study AP-ADF-104 in its 505(b)(2) NDA submission for OxyADF Tablets to the FDA.

Pivotal Laboratory Study: The Company, in concert with a leading independent laboratory CRO (the “Laboratory CRO”), completed a pivotal study to assess certain properties of OxyADF using tablets from batches manufactured by the Company at its Culver Facility at a scale of sufficient size to fulfill the FDA’s requirements for a 505(b)(2) NDA submission. The Laboratory CRO was contracted to quantitatively and qualitatively measure the relative difficulty of extracting oxycodone HCl for purposes of intravenous (IV) injection from various opioid tablet products. The Laboratory CRO was provided with a list all ingredients contained in each product, allotted 80 hours total time to complete the evaluations and allowed to use any methodology desired to extract oxycodone HCl from the tablets. Products tested were OxyADF Tablets, OxyContin® (oxycodone HCL) Tablets, 40mg, generic oxycodone HCl Tablets, 5 mg and Percocet® (oxycodone HCl/acetaminophen) Tablets 5mg/325 mg. Results were reported as (i) percent of drug extracted, (ii) time to extract drug and (iii) difficulty to extract drug on a scale of 1-10, 1 being easy and 10 being extremely difficult. OxyContin® and generic oxycodone HCl tablets resulted in 71-92% drug extracted in 3- 6 minutes and were rated 1-2 in relative difficulty. Percocet® Tablets resulted in 75% oxycodone HCl extracted in 29 minutes and was rated 3-4 in relative difficulty. OxyADF Tablets resulted in a “trace” of oxycodone HCl extracted in 355 minutes and was rated 10 in relative difficulty. The Company intends to utilize the data and results from this pivotal laboratory study in its 505(b)(2) NDA submission for OxyADF Tablets to the FDA.

OxyADF Tablet Development Plan: In written correspondence after the Company’s end of Phase II meeting for OxyADF Tablets, the FDA has stated that certain additional clinical studies will be required prior to their acceptance of a 505(b)(2) NDA submission for OxyADF Tablets. Additional required clinical studies include completion of Study AP-ADF-102, a phase II clinical trial currently in progress in approximately 25 subjects with a history of opioid abuse, Study AP-ADF-105, a placebo controlled, pivotal phase III clinical trial in approximately 300-400 acute pain patients, and four or five phase I clinical studies with approximately 25-50 normal subjects per study. Estimating the dates of initiation and completion of clinical studies and the costs to complete development of the Company's product candidates, including OxyADF Tablets, would be speculative and potentially misleading. The Company expects to reassess its future research and development plans pending review of data received from current in progress development activities and the availability of cash resources to fund such development activities. The cost and pace of future research and development activities are linked and subject to change. At this stage there can be no assurance that any of the Company’s research and development efforts, including those for OxyADF Tablets, will lead to a 505(b)(2) NDA submission or that if NDA submissions are made with the FDA, that any such submission will be approved by the FDA.

Results of Operations for the Nine Months Ended September 30, 2006 and September 30, 2005

The Company is a specialty pharmaceutical development company primarily engaged in development of proprietary abuse deterrent, abuse resistant and tamper resistant formulation technologies ("Aversion® Technology") intended to discourage abuse of orally administered opioid analgesic products. To generate revenue, the Company plans to enter into development and commercialization agreements with strategically focused pharmaceutical company partners (the "Partners") providing that such Partners license product candidates utilizing the Company’s Aversion® Technology and further develop, register and commercialize multiple formulations and strengths of such product candidates. The Company had no revenues for the nine months ended September 30, 2006 and 2005 and relied upon bridge loans provided by its current primary shareholders to fund operations and development activities.

Research and Development Expenses

The Company’s research and development expenses for the nine months ended September 30, 2006 and September 30, 2005 were as follows (in thousands):

9 MONTHS ENDED 9/30/06 R&D EXPENSES	9 MONTHS ENDED 9/30/05 R&D EXPENSES	9 MONTHS ENDED 9/30/06 and 9/30/05 R&D EXPENSES CHANGE ($)	9 MONTHS ENDED 9/30/06 and 9/30/05 R&D EXPENSES CHANGE (%)
$4,174	$2,527	$1,647	65%

Research and development expense in the nine months ended September 30, 2006 and September 30, 2005 consisted primarily of development of our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2006 and 2005 results are non-cash stock-based compensation charges of $1,811 and $210, respectively, and included in the 2005 result is a $284 benefit from the reversal of an incentive compensation accrual. Excluding the stock-based compensation expense and the accrued incentive compensation benefit, there was a $238 decrease in overall research and development expenses primarily attributed to lower wage and incentive costs of $190 reflecting fewer Company employees and $48 lower facility operating costs in 2006. The increase in stock-based compensation expense of $1,601 relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest and expense over the related employees requisite service periods.

Marketing , General and Administrative Expenses

Marketing, general and administrative expenses for the nine months ended September 30, 2006 and 2005 were as follows (in thousands):

9 MONTHS ENDED 9/30/06 MARKETING, G&A EXPENSES	9 MONTHS ENDED 9/30/05 MARKETING, G&A EXPENSES	9 MONTHS ENDED 9/30/06 and 9/30/05 MARKETING, G&A EXPENSES CHANGE ($)	9 MONTHS ENDED 9/30/06 and 9/30/05 MARKETING, G&A EXPENSES CHANGE (%)
$4,754	$2,120	$2,634	124%

During the nine months ended September 30, 2006, the marketing expenses consisted of Aversion® Technology market research studies and payroll costs. The Company’s general and administrative expenses consisted of legal, audit and other professional fees, corporate insurance, and payroll costs. Included in the 2006 and 2005 results is $3,143 and $556, respectively, of stock-based compensation expense and included in the 2005 result is a $211 benefit from the reversal of an incentive compensation accrual. Excluding the stock-based compensation expense and incentive compensation benefit, the marketing, general and administrative expenses decreased by $164 primarily attributed to reductions in legal, audit and other professional services, and corporate insurance costs. Of the increase in stock-based compensation expense, $680 was from the February 2006 grant of two million restricted stock units to the Company's independent directors. The remaining increase in stock-compensation expense of $1,907 relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest and expense over the related employees requisite service periods.

Interest Expense, net of Interest Income

The Company’s interest expense, net of interest income for the nine months ended September 30, 2006 and September 30, 2005 was as follows (in thousands):

9 MONTHS ENDED 9/30/06 INTEREST EXPENSE, NET OF INTEREST INCOME	9 MONTHS ENDED 9/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME	9 MONTHS ENDED 9/30/06 and 9/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE ($)	9 MONTHS ENDED 9/30/06 and 9/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE (%)
$786	$404	$382	95%

The Company incurs interest at the prime interest rate plus 4.5%, payable quarterly in common stock, on its $5.0 million Secured Term Note Payable and incurs 10.0% annual interest, payable quarterly in cash, on its $6.124 million Bridge Loans, except for the interest due September 30, 2006 which was made in shares of the Company’s common stock. The increase in net interest expense in 2006 resulted from the addition of $4.6 million of bridge loans since September 30, 2005 and increases in the prime interest rate.

Net Loss

The Company’s net loss for the nine months ended September 30, 2006 and September 30, 2005 was as follows (in thousands):

9 MONTHS ENDED 9/30/06 NET LOSS	9 MONTHS ENDED 9/30/05 NET LOSS	9 MONTHS ENDED 9/30/06 and 9/30/05 NET LOSS CHANGE ($)	9 MONTHS ENDED 9/30/06 and 9/30/05 NET LOSS CHANGE (%)
$9,866	$4,965	$4,901	99%

Included in the net loss for the nine months ended September 30, 2006 is a $142,000 stock compensation expense resulting from the anti-dilution clause contained in a warrant agreement.

Results of Operations for the Three Months Ended September 30, 2006 and September 30, 2005

Research and Development Expenses

The Company’s research and development expenses for the three months ended September 30, 2006 and September 30, 2005 were as follows (in thousands):

3 MONTHS ENDED 9/30/06 R&D EXPENSES	3 MONTHS ENDED 9/30/05 R&D EXPENSES	3 MONTHS ENDED 9/30/06 and 9/30/05 R&D EXPENSES CHANGE ($)	3 MONTHS ENDED 9/30/06 and 9/30/05 R&D EXPENSES CHANGE (%)
$1,630	$845	$785	93%

Research and development expense in the three months ended September 30, 2006 and September 30, 2005 consisted primarily of development of our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2006 and 2005 results are non-cash stock-based compensation charges of $358 and $48, respectively. Excluding the stock-based compensation expense, there is a $495 increase in overall expenses primarily attributed to clinical research studies initiated in the third quarter of 2006 offset by $20 lower wage and incentive costs from reflecting fewer Company employees in 2006. The increase in stock-based compensation expense of $310 relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest and expense over the related employees requisite service periods.

Marketing , General and Administrative Expenses

Marketing, general and administrative expenses for the three months ended September 30, 2006 and 2005 were as follows (in thousands):

3 MONTHS ENDED 9/30/06 MARKETING, G&A EXPENSES	3 MONTHS ENDED 9/30/05 MARKETING, G&A EXPENSES	3 MONTHS ENDED 9/30/06 and 9/30/05 MARKETING, G&A EXPENSES CHANGE ($)	3 MONTHS ENDED 9/30/06 and 9/30/05 MARKETING, G&A EXPENSES CHANGE (%)
$1,031	$628	$403	64%

During the three months ended September 30, 2006, the marketing expenses consisted of Aversion® Technology market research studies and payroll costs. The Company’s general and administrative expenses consisted of legal, audit and other professional fees, corporate insurance, and payroll costs. Included in the 2006 and 2005 results is $519 and $125, respectively, of stock-based compensation expense. Excluding stock-based compensation expenses, the marketing, general and administrative expenses are essentially unchanged for these three month periods. The increase in stock-compensation expense of $394 relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest and expense over the related employees requisite service periods.

Interest Expense, net of Interest Income

The Company’s interest expense, net of interest income for the three months ended September 30, 2006 and September 30, 2005 was as follows (in thousands):

3 MONTHS ENDED 9/30/06 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 9/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 9/30/06 and 9/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE ($)	3 MONTHS ENDED 9/30/06 and 9/30/05 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE (%)
$301	$165	$136	82%

The Company incurs interest at the prime interest rate plus 4.5%, payable quarterly in common stock, on its $5.0 million Secured Term Note Payable and incurs 10.0% interest, payable quarterly in cash, on its $6.124 million Bridge Loans, except for the interest due September 30, 2006 which was made in shares of the Company’s common stock. The increase in net interest expense in 2006 resulted from both the addition of $4.6 million of bridge loans since September 30, 2005 and increases in the prime interest rate.

Net Loss

The Company’s net loss for the three months ended September 30, 2006 and September 30, 2005 was as follows (in thousands):

3 MONTHS ENDED 9/30/06 NET LOSS	3 MONTHS ENDED 9/30/05 NET LOSS	3 MONTHS ENDED 9/30/06 and 9/30/05 NET LOSS CHANGE ($)	3 MONTHS ENDED 9/30/06 and 9/30/05 NET LOSS CHANGE (%)
$3,097	$1,635	$1,462	89%

Included in the net loss for the three months ended September 30, 2006 is a $142,000 stock compensation expense resulting from the anti-dilution clause contained in a warrant agreement.

Liquidity and Capital Resources

At September 30, 2006, the Company had unrestricted cash and cash equivalents of $0.2 million compared to $0.3 million at December 31, 2005. The Company had a working capital deficit of $11.5 million at September 30, 2006 compared to a working capital deficit of $2.5 million at December 31, 2005, primarily due to the current classification of $5.0 million of secured term notes payable due in June 2007 and an increase of $3.6 million of bridge loans both as discussed in Footnote 9 to the consolidated financial statements.

Commercial Focus, Cash Reserves and Funding Requirements

As of November 2, 2006, the Company had cash and cash equivalents of approximately $300,000. Such cash reserves will be dedicated to the development of the Company's Aversion® Technology, the prosecution of the Company's patent publications and applications relating to the Aversion® Technology and for related operating expenses. The Company has suspended further development and commercialization efforts relating to the Opioid Synthesis Technologies.

The Company must rely on its current cash reserves to fund the development of its Aversion® Technology and related operating expenses. The Company's future sources of revenue, if any, will be derived from contract signing fees, milestone payments and royalties and/or profit sharing payments from licensees for the Company's Aversion® Technology. The Company estimates that its current cash reserves, including the net proceeds from the October 2006 Bridge Loan, will fund continued development of the Aversion® Technology and related operating expenses through mid-November 2006. To fund further operations and product development activities the Company must raise additional financing, or enter into alliances or collaboration agreements with third parties resulting in cash payments to the Company. The Company is seeking to secure working capital providing gross proceeds to the Company in the range of approximately $15 million to $20 million through the private offering of the Company’s securities. The terms of any such securities offering, including, without limitation, the type of equity securities (or securities convertible into equity securities) and the price per share, have not been determined and will, in large part, be determined based upon negotiations between the Company and prospective investors in such private offering. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

Even assuming the Company is successful in securing additional sources of financing to fund the continued development of the Aversion® Technology, or enters into alliances or collaborative agreements relating to the Aversion® Technology, there can be no assurance that the Company's development efforts will result in commercially viable products. The Company's failure to successfully develop the Aversion® Technology in a timely manner, to obtain issued U.S. patents relating to the Aversion® Technology and to avoid infringing third-party patents and other intellectual property rights will have a material adverse impact on its financial condition and results of operations.

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

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of September 30, 2006 (In thousands):

	Total	Due in Fourth Quarter of 2006	Due in 2007	Due in 2008	Due Thereafter

Term notes	$11,124	$6,124	$5,000	$-	$-
Cash interest on term notes	102	102	-	-	-
Capital leases	40	8	25	7	-
Operating leases	12	7	5	-	-
Employment agreements	185	185	-	-	-

Total Contractual Cash Obligations	$11,463	$6,426	$5,030	$7	$-

Critical Accounting Policies

Note A of the Notes to Consolidated Financial Statements, as contained in the Company’s 2005 Annual Report on Form 10-K, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company does not believe there is a consequential likelihood that materially different amounts would be reported under different conditions or using different assumptions. The Company's critical accounting policies described in that Annual Report are the same ones applicable to 2006.

Risk Factors Relating To The Company

The Company Received a "Going Concern" Opinion from Its Registered Independent Public Accounting Firm, Has a History of Operating Losses and May Not Achieve Profitability Sufficient to Generate a Positive Return on Shareholders' Investment

We have incurred net losses of approximately $9.7 million for the nine months ended September 30, 2006, $12.1 million for the year ended December 31, 2005 and $70.0 million and $48.5 million for 2004 and 2003, respectively. As of September 30, 2006, our accumulated deficit was approximately $301.3 million. The Company's consolidated financial statements for the years ended December 31, 2005 and 2004 were prepared on a “going concern” basis; however, in its report dated February 1, 2006 regarding those financial statements, our registered independent public accounting firm expressed substantial doubt about the Company's ability to continue as a going concern as a result of recurring losses, net capital deficiency and negative cash flows. Our future profitability will depend on many factors, including: (i) the Company’s ability to secure additional financing to fund continued operations, (ii) the successful completion of the formulation development, clinical testing and acceptable regulatory review of product candidates utilizing the Aversion® Technology; (iii) the receipt of issued patents from the U.S. Patent and Trademark Office (“PTO”) for the material claims in the Company's patent applications relating to the Aversion® Technology; (iv) the Company's ability to negotiate and execute appropriate licensing, development and commercialization agreements with qualified third parties relating to the Company’s product candidates; and (v) the successful commercialization by licensees of products incorporating the Aversion® Technology without infringing the patents and other intellectual property rights of third parties. We cannot assure you that we will ever have a product approved by the FDA, that we will bring any product to market or, if we are successful in doing so, that we will ever become profitable.

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

To continue funding operations the Company must raise additional financing, or enter into alliances or collaborative agreements with third parties providing for net cash proceeds to the Company. The Company is seeking to secure working capital providing gross proceeds to the Company in the range of approximately $15 million to $20 million through the private offering of the Company’s securities. The terms of any such securities offering, including, without limitation, the type of equity securities (or securities convertible into equity securities) and the price per share, have not been determined and will, in large part, be determined based upon negotiations between the Company and prospective investors in such private offering. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Even assuming the Company is successful in securing additional sources of financing to fund the continued development of the Aversion® Technology, or enters into alliances or collaborative agreements relating to the Aversion® Technology, there can be no assurance that the Company's development efforts will result in commercially viable products.

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

We Are Subject to Restrictions on the Incurrence of Additional Indebtedness, Which May Adversely Impact the Company's Ability to Fund Operations and Clinical Trials

Pursuant to the terms of the Company's outstanding secured term Loan Agreement the Company is limited as to the type and amount of future indebtedness it may incur. The restriction on the Company's ability to incur additional indebtedness in the future may adversely impact the Company's ability to fund the development of its product candidates and commercialization of its products.

Our Product Candidates Are Based on Technology That Could Ultimately Prove Ineffective

Our lead product candidate, OxyADF Tablets incorporating our Aversion® Technology is a tablet formulation intended for oral administration and has an active IND on file with FDA. The Company is focusing a majority of its product development activities on OxyADF Tablets. Additional clinical and non-clinical testing will be required to continue development of OxyADF Tablets and for the preparation and submission of a 505(b)(2) new drug application (“NDA”) with the FDA. There can be no assurance that OxyADF Tablets or any other product candidate developed using the Aversion® Technology will lead to a NDA submission to the FDA and that if a NDA is submitted, that the FDA will accept such submission and subsequently approve such regulatory application to allow for commercial distribution of the product.

The Company is committing substantially all of its resources and available capital to the development of OxyADF Tablets and the prosecution of its patent applications for the Aversion® Technology. The failure of the Company to successfully develop a product candidate utilizing the Aversion® Technology, to successfully obtain one or more commercially viable issued patent claims from the PTO relating to the Aversion® Technology and to avoid infringing third-party patents and intellectual property rights in the commercialization of products utilizing the Aversion® Technology will have a material adverse effect on the Company's operations and financial condition.

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

Clinical trials may be expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, if participating subjects or patients in clinical studies suffer drug-related adverse reactions during the course of such trials, or if we, our collaborative partner(s) or the FDA believes that participating patients are being exposed to unacceptable health risks, we or our collaborative partner(s) may have to suspend the clinical trials. Failure can occur at any stage of the trials, and our collaborative partner(s) could encounter problems causing the abandonment of clinical trials or the need to conduct additional clinical studies, relating to a product candidate.

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

In the Event That We Are Successful in Bringing Any Products to Market, Our Revenues May Be Adversely Affected If We Fail to Obtain Acceptable Prices or Adequate Reimbursement For Our Products From Third-Party Payors

Our ability to commercialize pharmaceutical products successfully may depend in part on the availability of reimbursement for our products from government health administration authorities, private health insurers, and other third-party payors and administrators, including Medicaid and Medicare. We cannot predict the availability of reimbursement for newly-approved products incorporating our Aversion® Technology. Third-party payors and administrators, including state Medicaid programs and Medicare, are challenging the prices charged for pharmaceutical products. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs. Third-party insurance coverage may not be available to patients for any of our products. The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payors do not provide adequate coverage and reimbursement for any product incorporating our Aversion® Technology, health care providers may not prescribe them or patients may ask to have their health care providers to prescribe competing products with more favorable reimbursement. In some foreign markets, pricing and profitability of pharmaceutical products are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, we expect that increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we receive for any products in the future. Further, cost control initiatives could impair our ability or the ability of our partners to commercialize our products and our ability to earn revenues from this commercialization.

We May Not Be Successful in Commercializing Our Opioid Synthesis Technologies

Historically the Company was engaged in research, development and manufacture of proprietary, high yield, short cycle time, environmentally sensitive opioid manufacturing processes (the "Opioid Synthesis Technologies") intended for use in the commercial manufacturing of certain bulk opioid active pharmaceutical ingredients. In early 2005 the Company suspended further development and commercialization efforts relating to its Opioid Synthesis Technologies. We have determined based on our limited cash reserves, the additional funding required for facility improvements for commercial scale up for our Opioid Synthesis Technologies, the projected timeline for resolution of our application to the DEA for a narcotic raw material import registration (the “Import Registration”), and other factors that suspending activities relating to the Opioid Synthesis Technologies is in our best interest. We expect to re-evaluate the development and commercialization of the Opioid Synthesis Technologies after the deputy DEA Administrator makes a determination relating to our Import Registration. No assurance can be given that development and commercialization efforts relating to the Opioid Synthesis Technologies will resume in the future, or even if such activities resume, that the Opioid Synthesis Technologies will be capable of commercial scale up or will be commercialized.

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

We May Become Involved in Patent Litigation or Other Intellectual Property Proceedings Relating to Our Aversion® Technology or Product Candidates Which Could Result in Liability for Damages or Delay or Stop Our Development and Commercialization Efforts

The pharmaceutical industry has been characterized by significant litigation and other proceedings regarding patents, patent applications and other intellectual property rights. The types of situations in which we may become parties to such litigation or proceedings include: (i) we may initiate litigation or other proceedings against third parties to enforce our patent rights or other intellectual property rights; (ii) we may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our product candidates do not infringe such third parties' patents; (iii) if our competitors file patent applications that claim technology also claimed by us, we may participate in interference or opposition proceedings to determine the priority of invention; and (iv) if third parties initiate litigation claiming that our product candidates infringe their patent or other intellectual property rights, we will need to defend against such proceedings.

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

Moreover, other parties could have blocking patent rights to products made using the Aversion® Technology. The Company is aware of certain United States and international pending patent applications owned by third parties claiming abuse deterrent technologies, including at least one pending patent application which, if issued in its present form, may encompass our lead product candidate. If such patent applications result in issued patents, with claims encompassing our Aversion® Technology or products, the Company may need to obtain a license to such patents, should one be available, or alternatively, alter the Aversion® Technology so as to avoid infringing such third-party patents. If the Company is unable to obtain a license on commercially reasonable terms, the Company could be restricted or prevented from commercializing products utilizing the Aversion® Technology. Additionally, any alterations to the Aversion® Technology in view of pending third-party patent applications could be time consuming and costly and may not result in technologies or products that are non-infringing or commercially viable.

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

We are concentrating substantially all of our efforts on developing product candidates incorporating our Aversion® Technology. The commercial success of products using our Aversion® Technology will depend, in large part, on the intensity of competition and the relative timing and sequence of new product approvals from other companies developing, marketing, selling and distributing opioid analgesic products and other drugs and technologies that compete with the products incorporating our Aversion® Technology. Alternative technologies and products are being developed to improve or replace the use of opioids analgesics. In the event that such alternatives to opioid analgesics are widely adopted, then the market for products incorporating our Aversion® Technology may be substantially decreased subsequently reducing the Company’s opportunity to generate future revenues and profits.

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

Control of the Company

GCE Holdings LLC beneficially owns approximately 78% of the Company's outstanding common stock. In addition, pursuant to the terms of the Amended and Restated Voting Agreement dated February 6, 2004, as amended, between the Company and the former holders of the Company's outstanding convertible preferred stock, all such shareholders have agreed that the Board of Directors shall be comprised of not more than seven members, four of whom shall be the designees of GCE Holdings LLC (the assignee of all Preferred Stock prior to its conversion into common stock formerly held by each of Care Capital Investments II, LP, Care Capital Offshore Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners International III, L.P., Galen Partners III, L.P. and Galen Employee Fund III, L.P.), As a result, GCE Holdings LLC, in view of its ownership percentage of the Company and by virtue of its controlling position on the Company's Board of Directors, will be able to control or significantly influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions. The interests of GCE Holdings LLC may not always coincide with the interests of other shareholders and such entity may take action in advance of its interests to the detriment of our other shareholders.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II

Item 2. Changes in Securities, Use of Proceed and Issuer Purchases of Equity Securities

Issuance of Common Shares

During the quarter ended September 30, 2006, the Company issued its Common Stock in the amount of a) 201,109 shares as payment of $161,000 of interest payable due September 30, 2006 on the Company’s $5.0 million Secured Term Note Payable and b) 193,447 shares as payment of $133,000 of interest payable due September 30, 2006 on the Company's Bridge Loans .

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

Item 6. Exhibits

The exhibits required to be filed as part of this Report are listed below.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2006
ACURA PHARMACEUTICALS, INC.

	By:	/s/ Andrew D. Reddick
Andrew D. Reddick
President & Chief Executive Officer

By:	/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer