Form 10-Q
period 2007-03-31
ACURA PHARMACEUTICALS, INC
filed 2007-05-04
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20649

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

or

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

Yes ☐ No ☑

As of May 2, 2007 the registrant had 331,685,842 shares of Common Stock, $.01 par value, outstanding.

	ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
	INDEX

PART 1. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)	2

	Consolidated Balance Sheets
	March 31, 2007 and December 31, 2006	2

	Consolidated Statements of Operations
	Three months ended March 31, 2007 and March 31, 2006	3

	Consolidated Statement of Stockholders’ Deficit
	Three months ended March 31, 2007	4

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2007 and March 31, 2006	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A.	Risk Factors Relating to the Company	27

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

Signatures		28

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

UNAUDITED
(in thousands, except par values)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$521	$228
Prepaid insurance	101	179
Prepaid expenses and other current assets	58	60
Total current assets	680	467
PROPERTY, PLANT & EQUIPMENT, NET	1,143	1,145
DEPOSITS	7	7

TOTAL ASSETS	$1,830	$1,619

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Senior secured convertible bridge term notes, net	$8,805	$7,005
Conversion features on bridge term notes	-	16,750
Secured term note	5,000	5,000
Current maturities of capital lease obligations	26	25
Accrued expenses	757	328
Total current liabilities	14,588	29,108

COMMON STOCK WARRANTS	-	10,784
CAPITAL LEASE OBLIGATIONS, less current maturities	-	7
TOTAL LIABILITIES	14,588	39,899

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock - $.01 par value;
650,000 shares authorized;
331,597 and 330,998 shares issued and outstanding
at March 31, 2007 and December 31, 2006, respectively	3,316	3,310
Convertible preferred stock - $.01 par value;
72,027 shares authorized and available for issuance	-	-
Additional paid-in capital	310,631	275,953
Accumulated deficit	(326,705)	(317,543)

STOCKHOLDERS’ DEFICIT	(12,758)	(38,280)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,830	$1,619

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(in thousands, except per share data)

	For the three months ended March 31,
	2007	2006

Research and development	$1,196	$1,506
Marketing, general and administrative	778	2,421

LOSS FROM OPERATIONS	(1,974)	(3,927)

OTHER INCOME (EXPENSE)
Interest expense	(367)	(225)
Interest income	5	4
Amortization of debt discount	(1,692)	-
Loss on fair value change of conversion features	(3,483)	-
Loss on fair value change of common stock warrants	(1,668)	-
Gain (loss) on asset disposals	20	(7)

TOTAL OTHER EXPENSE	(7,185)	(228)

NET LOSS	$(9,159)	$(4,155)

Basic and diluted loss per share allocable to common stockholders (Note 7)	$(0.03)	$(0.01)

Weighted average shares used in computing basic and diluted loss per share allocable to common stockholders (Note 7)	352,293	340,314

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2007

UNAUDITED
(in thousands, except par values)

	Common Stock $0.01 Par Value - Shares	Common Stock $0.01 Par Value - Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2006	330,998	$3,310	$275,953	$(317,543)	$(38,280)
Net loss for three months ended March 31, 2007	-	-	-	(9,159)	(9,159)
Deemed dividend related to debt modification	-	-	-	(3)	(3)
Reclassification of conversion feature value	-	-	21,086	-	21,086
Reclassification of common stock warrant value	-	-	12,307	-	12,307
Conversion feature value of issued debt	-	-	339	-	339
Stock based compensation	-	-	442	-	442
Issuance of common stock for interest	433	4	360	-	364
Issuance of common stock for cashless exercise of common stock warrants	166	2	144	-	146
Balance at March 31, 2007	331,597	$3,316	$310,631	$(326,705)	$(12,758)

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

UNAUDITED
(in thousands, except supplemental disclosures)

	2007	2006
Cash flows from Operating Activities:
Net loss	$(9,159)	$(4,155)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	29	31
Amortization of debt discount	1,692	-
Loss on fair value change of conversion features	3,483	-
Loss on fair value change of common stock warrants	1,668	-
Common stock issued for interest	364	-
Non-cash stock compensation expense	442	2,822
(Gain) loss on asset disposals	(20)	7
Changes in assets and liabilities
Prepaid expenses and other current assets	81	92
Accrued expenses	430	92
Total adjustments	8,169	3,044
Net cash used in operating activities	(990)	(1,111)

Cash flows from Investing Activities:
Capital expenditures	(27)	(3)
Proceeds from asset disposals	20	-
Net cash used in investing activities	(7)	(3)

Cash flows from Financing Activities:
Proceeds from issuance of senior secured term notes payable	1,296	1,500
Proceeds from the exercise of stock options	-	11
Payments on capital lease obligations	(6)	(7)
Net cash provide by financing activities	1,290	1,504

Increase in cash and cash equivalents	293	390
Cash and cash equivalents at beginning of period	228	260

Cash and cash equivalents at end of period	$521	$650

Cash paid for interest	$2	$76

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES

UNAUDITED
(in thousands, except supplemental disclosures)

Three Months ended March 31, 2007

1.	The Company issued 247,232 shares of common stock as payment of $207,000 of Senior Secured Convertible Bridge Term Notes Payable accrued interest.
2.	The Company issued 185,692 shares of common stock as payment of $157,000 of Secured Term Note Payable accrued interest.
3.
Warrants to purchase aggregate 410,092 shares of common stock were exercised at exercise prices between $0.12 and $0.66 per share in a series of cashless exercise transactions resulting in the issuance of aggregate 165,335 shares of common stock.

4.
The issuance of $1,296,000 Senior Secured Convertible Bridge Term Notes included conversion features measured at $1,188,000, which resulted in an equal amount of debt discount. The change in all separated conversion feature’s fair value through March 30, 2007 resulted in a loss of $3,483,000. Due to a debt agreement modification on March 30, 2007, the then current conversion feature fair value of $21,086,000 was reclassified from liabilities to equity.

5.
The change in the common stock warrants’ fair value through March 30, 2007 resulted in a loss of 1,668,000. Due to a debt agreement modification on March 30, 2007, the then current fair value of all 15,921,000 outstanding common stock warrants of $12,307,000 was reclassified from liabilities to equity.

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

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Acura Pharmaceuticals, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and cash flows for the three months ended March 31, 2007, assuming that the Company will continue as a going concern, have been made. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - LIQUIDITY MATTERS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2007, the Company had unrestricted cash and cash equivalents of $0.5 million, a working capital deficit of $13.9 million, and an accumulated deficit of $326.7 million. At December 31, 2006, the Company had cash and cash equivalents of $0.2 million, a working capital deficit of $28.6 million and an accumulated deficit of $317.5 million. The Company incurred a loss from operations of $2.0 million and a net loss of $9.2 million during the three months ended March 31, 2007 and a loss from operations of $10.8 million and a net loss of $6.0 million during the year ended December 31, 2006. Historically, the Company has incurred significant losses and until such time as its product candidates are commercialized, of which no assurance can be given, the Company will continue incurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company estimates that its current cash reserves, including the remaining $600,000 bridge loan commitment provided in Bridge Loan Agreements described in Note 9, will be sufficient to fund the development of the Aversion® Technology and related operating expenses through mid-June 2007. To fund further operations and product development activities, the Company must raise additional financing, or enter into alliances or collaboration agreements with third parties resulting in cash payments to the Company relating to its Aversion® Technology. The Company is seeking to secure working capital providing gross proceeds to the Company in the range of approximately $15 million to $20 million through the private offering of the Company’s securities. The terms of any such securities offering, including, without limitation, the type of equity securities (or securities convertible into equity securities) and the price per share, have not been determined and will, in large part, be determined based upon negotiations between the Company and prospective investors in such private offering. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for cash payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 regarding "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"), which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. The Company has reviewed its tax positions for open tax years of 2003 through 2005 and the adoption of FIN 48 on January 1, 2007 did not result in establishing a contingent tax liability reserve nor a corresponding charge to retained earnings. The Company has substantial tax benefits derived from its net operating loss carryforwards but has provided 100% valuation allowances against them due to uncertainties associated with the realization of those tax benefits (Note 5).

The recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Changes in estimates may create volatility in the Company’s effective tax rate in future periods from obtaining new information about particular tax positions that may cause management to change its estimates. If the Company would establish a contingent tax liability reserve, interest and penalties related to uncertain tax positions would be classified in general and administrative expenses.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this statement could have on is financial condition, results of operations and cash flows.

NOTE 4 - RESEARCH AND DEVELOPMENT

Research and Development (“R&D”) expenses include internal R&D activities and external Contract Research Organization activities (“CRO”).  Internal R&D expenses include facility overhead, maintenance, repair and depreciation, laboratory supplies, pre-clinical laboratory experiments, equipment maintenance, repairs and depreciation, salaries, benefits, incentive compensation and other administrative expenses.    CRO expenses include preclinical laboratory experiments, clinical trials, clinical trial and regulatory consulting, regulatory counsel and patent counsel.  R&D expenses are charged to operations as incurred.  The Company reviews and accrues clinical trial expenses based on work performed and relies on an estimate of the costs applicable to the stage of completion of a clinical trial as provided by the CRO.  Accrued clinical costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. The Company’s $162,000 binding research and development commitment at December 31, 2006 has been incurred and accrued at March 31, 2007. This amount is expected to be paid in May 2007.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, income tax credit carryforwards are reported as deferred income tax assets. At December 31, 2006, the Company has gross Federal, state, and city operating loss carryforwards aggregating $141.2 million, $101.0 million, and $46.3 million, respectively, expiring during the years 2009 through 2026. The tax loss carryforwards of the Company and its subsidiary may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company's ability to utilize net operating loss carryforwards each year. The amount of the limitation has not been quantified. SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. At both March 31, 2007 and December 31, 2006, a valuation allowance equal to 100% of the net deferred income tax assets was used and primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset would increase income in the period such determination was made.

NOTE 6 - STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans covering stock options and restricted stock units for its employees and directors. On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) release FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“FASB 123R”)”. This change in accounting replaces existing requirements under FASB 123 and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The compensation cost relating to share-based payment transactions is now measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option unit on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

Included in the results for the three months ended March 31, 2007 and 2006 are $442,000 and $2.8 million of stock-based compensation expense relating to the February 2006 grant of restricted stock units to the Company’s independent directors and stock based compensation expenses relating to vesting of stock options and restricted stock units granted to Company employees prior to 2006. No options or restricted stock units have been issued since February 2006.

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

The RSU Plan is administered by the Company’s Board of Directors or a Committee appointed by the Board of Directors. RSUs granted under the 2005 RSU Plan vest on a schedule determined by the Board of Directors or such Committee as set forth in a restricted stock unit award agreement. Unless otherwise set forth in such award agreement, the RSUs fully vest upon a change in control of the Company (as defined in the 2005 RSU Plan) or upon termination of an employee’s employment with the Company without cause or due to death or disability, and in the case of a non-employee director, such person’s death or disability or if such person is not renominated as a director (other than for “cause” or refusal to stand for re-election) or is not elected by the Company’s stockholders, if nominated. Vesting of an RSU entitles the holder thereof to receive a share of common stock of the Company on a distribution date (after payment of the $0.01 par value per share).

Absent a change of control, one-fourth of vested shares of common stock underlying an RSU award will be distributed (after payment of $0.01 par value per share) on January 1 of each of 2011, 2012, 2013 and 2014. If a change in control occurs (whether prior to or after 2011), the vested shares underlying the RSU award will be distributed at or about the time of the change in control. No dividends accrue on the shares underlying the RSUs prior to issuance by the Company. The recipients of RSU awards need not be employees or directors of the Company on a distribution date. RSUs may generally not be transferred, except recipients of RSUs may designate beneficiaries to inherit their RSUs upon their death.

In December 2005, an aggregate of 27,500,000 RSUs were granted to the Company’s employees. In February 2006, an aggregate of 2,000,000 RSUs were granted to the Company’s two independent directors. Of the RSU awards granted, approximately one third vested upon grant and the other two thirds will vest on a straight-line monthly basis through December 2007. During the three months ended March 31, 2007, 2,458,000 RSUs vested. Of the RSU awards granted, 22,125,000 and 19,667,000 were vested as of March 31, 2007 and December 31, 2006, respectively and 7,375,000 and 9,833,000 were nonvested as of March 31, 2007 and December 31, 2006, respectively.

The weighted average fair value of both RSU grants is $0.35 per share of common stock underlying each RSU. Fair value is defined as the market price per share of the Company’s common stock on the date of an RSU grant less the exercise cost of each RSU. The total stock-based compensation expense to be incurred by the Company is the fair value of all RSUs granted. The fair value of the February 2006 RSU grant for the three months ending March 31, 2006 was $680,000 which was entirely expensed on the grant date as this grant was for performance of past service. The fair value of the December 2005 RSU grant is being amortized using a graded vesting method which treats the December 2005 RSU grant as a series of awards rather than a single award and attributes a higher percentage of the reported fair value to the earlier years than to the later years. At March 31, 2007, the total remaining unrecognized compensation expense related to the nonvested December 2005 RSU awards was $659,000. This amount will be recognized over the next 9 months. The Company recognized compensation expense from the RSU awards of $5,264,000 and $4,261,000, during the years ended December 31, 2006 and 2005, respectively. No related tax benefits were recorded in calendar year 2006 and 2005. As of March 31, 2007 and December 31, 2006, the aggregate intrinsic value of the RSU awards outstanding and vested was $18,585,000 and $14,357,000, respectively. As discussed above, the RSU awards are distributable only upon the occurrence of certain events or beginning January 1, 2011.

As of March 31, 2007, the total remaining unrecognized compensation expense relating to unvested outstanding stock options is less than $50,000.

NOTE 7- EARNINGS (LOSS) PER SHARE

The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of both common shares and vested RSUs outstanding during the period. A RSU represents the contingent obligation of the Company to deliver a share of its common stock to the holder of a vested RSU on a distribution date. The computation of diluted earnings (loss) per share is based on the same number of both common shares and vested RSUs used in the basic earning (loss) computation, but adjusted for the effect of other potentially dilutive securities. Excluded from the diluted earnings (loss) per share computation at March 31, 2007 and 2006 are 78.3 million and 53.0 million, respectively, of potentially dilutive securities, as the effect of including them would be antidilutive. Accordingly, the loss per share is the same result from both basic and diluted computations.

Net loss used in the Company’s earnings (loss) per share computations includes the impact in 2007 of dividends deemed to have been issued to certain common shareholders as a result of modifications to debt agreements with those shareholders, as further described in Note 9.

	Three months ended March 31,
(in thousands, except per share data)	2007	2006
Numerator:
Net loss	$(9,159)	$(4,155)
Deemed dividend from modification of debt	(3)	-
Net loss allocable to common stockholders	$(9,162)	$(4,155)

Denominator:
Common shares (weighted)	331,079	329,304
Vested restricted stock units (weighted)	21,214	11,010
Weighted average shares used in computing basic and diluted loss per share allocable to common stockholders	352,293	340,314

Basic and diluted loss per share allocable to common stockholders	$(0.03)	$(0.01)

Potentially dilutive securities:
Common stock issuable (see #1 below)
Vested and nonvested employee and director stock options	18,995	19,755
Nonvested restricted stock units	7,375	17,208
Common stock warrants	15,921	16,076
Convertible term bridge notes	35,963	-
Total excluded dilutive common stock equivalents	78,254	53,039

(1) Number of common shares issuable is based on maximum number of common shares issuable on exercise or conversion of the related securities as of year end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations required if the securities were dilutive.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	Mar 31,	Dec 31,
	2007	2006
Bonus, payroll, payroll taxes and benefits	$79	$62
Legal fees	25	19
Audit examination and tax preparation fees	51	70
Franchise taxes	19	15
Property taxes	59	52
Clinical, regulatory and patent consulting fees	249	60
Clinical trials	162	-
Market research	34	-
Other fees and services	79	50

	$757	$328

NOTE 9 - NOTES PAYABLE AND BRIDGE LOAN AGREEMENTS

Notes payable are summarized as follows (in thousands):

	Mar 31,	Dec 31,
	2007	2006
Senior secured convertible bridge term notes (a):
Face value	$9,144	$7,848
Debt discount	(339)	(843)
	8,805	7,005
Conversion feature value	-	16,750
	$8,805	$23,755

Secured term note (b)	$5,000	$5,000

Capital lease obligations	$26	$32

 (a) Senior Secured Convertible Bridge Term Notes

Pursuant to a series of loan agreements between the Company, Galen Partners III, L.P. and its affiliates, Care Capital Investments II, LP and its affiliate, and Essex Woodlands Health Ventures V, L.P. (collectively, the “VC Investors”), and certain other shareholders of the Company dating from June 2005 to January 2006 - all as amended through March 2007, the Company has borrowed $9,144,000 as of March 31, 2007 and an additional $200,000 in April 2007 (the “Bridge Loans”). The amount of additional borrowings available under the loan agreement at May 2, 2007 is $600,000. The proceeds from the Bridge Loans have been and continue to be used by the Company to develop its Aversion® Technology and fund related operating expenses. The Bridge Loans carry an interest rate of 10%, payable quarterly which, pursuant a November 2006 amendment, is payable, at the Company’s option, with shares of its Common Stock. The Bridge Loans, as amended in March 2007, mature on September 30, 2007.

The Bridge Loans are secured by a lien on all of the Company’s assets, senior in right to all other Company indebtedness and restrict its ability to issue any shares of the Company’s currently authorized Series A, B or C convertible preferred stock without the prior consent of the bridge lenders, and grants the bridge lenders preemptive rights relating to the issuance of the Company’s Series A, B and C convertible preferred stock. The Bridge Loans contain cross default provisions with the 2004 Note (described in (b) below) and each of the outstanding Bridge Loans. The Bridge Loans also contain normal and customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt or grant any lien on the Company’s assets or the assets of its subsidiary, subject to certain permitted exclusions. Additionally, the Bridge Notes require immediate prepayment upon a qualifying common stock equity or debt financing or any sale, transfer license or similar arrangement pursuant to which the Company sells, licenses or otherwise grant rights in any material portion of the Company’s intellectual property to any third party, provided that the consummation of any such transaction results in certain minimum amounts of cash proceeds to the Company, net of all costs and expenses.

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

In November 2006 and March 2007, the conversion feature of the Bridge Loans was further amended to allow the bridge loan lenders to convert the Bridge Loans into the Company’s common stock, upon the completion of a third-party equity financing providing gross proceeds to the Company in the aggregate amount of at least $5 million (a “Third Party Equity Financing”), a Change of Control Transaction or upon the maturity date of the Bridge Loans (each a “Triggering Event”). Upon the occurrence of a Triggering Event, the bridge lenders may convert $2.6 million (as of May 2, 2007) of Bridge Loans into the Company’s common stock at a conversion price equal to (A) in the case of the completion of a Third Party Equity Financing, the lesser of (i) 80% of the average closing bid and asked prices of the Company’s common stock for the twenty trading days immediately preceding the public announcement of the Third Party Investor Financing, but not less than $0.21 per share (ii) the average price of the securities sold by the Company in such Third Party Equity Financing (80% of such average price in the case of $600,000 of Bridge Loans), and (iii) $0.44 per share for $2.0 million of Bridge Loans and $0.46 per share for $600,000 of Bridge Loans and (B) in the case of a Change of Control Transaction or upon the maturity date of the Bridge Loans, the lesser of (i) 80% of the average closing bid and asked prices of the Registrant’s common stock for the twenty trading days immediately preceding the public announcement of the Change of Control Transaction or the maturity date, as applicable, but not less than $0.21 per share, and (ii) $0.44 per share for $2.0 million of Bridge Loans and $0.46 per share for $600,000 of Bridge Loans. In addition, upon a Triggering Event, the bridge lenders may convert $2.55 million of Bridge Loans into the Company's common stock at a conversion price of $0.20 per share, $2.3 million of Bridge Loans at a conversion price of $0.225 per share and $1.894 million of Bridge Loans at a conversion price of $0.25 per share.

The November and December 2006 issuances of Bridge Loans for an aggregate face value of $1,104,000 included this amended conversion feature which the Company valued at an aggregate of $1,034,000. This value was recorded as a liability with an offsetting $1,025,000 debt discount (which was amortized over the term of the Bridge Loans) and $9,000 of issuance loss. However, as the debt was issued to shareholders who control the Company, this loss was recorded as a non-cash deemed dividend rather than effecting net loss. Additional issuances of $896,000 of Bridge Loans in January and February 2007 similarly had aggregate conversion feature value of $849,000 and a loss upon issuance of $3,000.

The November 2006 amendment of the conversion feature on all of the then outstanding Bridge Loans, coupled with the requirement under current accounting guidance to separate the value of the conversion feature from the debt, required the Company to record the value of the amended conversion feature on that outstanding debt as a liability and a loss on the modification of debt. The Company assigned a value of $19.951 million to these conversion features at date of modification and reflected that loss as non-cash deemed dividend.

Upon revaluing the aggregate conversion features on all outstanding Bridge Loans as of March 30, 2007 (the date immediately before further amendment to the Bridge Loans), the Company recorded the resulting increase in value as a $3.483 million loss. The increase in the Company’s common stock trading price from December 31, 2006 to March 30, 2007 resulted in the increase in the value of the conversion liability. The Bridge Loan amendment on March 30, 2007 limited the conversion price of the post-October 2006 loans to no lower than $0.21 per share. With this limit in place, the outstanding conversion feature no longer had to be reflected as Company liabilities. As such, the Company recorded a $21.1 million reclassification of that liability to additional paid-in capital.

To compute the estimated value of the conversion features just prior to the reclassification described above and at the previous year end, the Company used the Black-Scholes option-pricing model with the following assumptions on these dates:

	March 30, 2007	December 31, 2006

Company stock price	$ 0.85	$ 0.74
Exercise price	(see note below)	(see note below)
Expected dividend	0.0%	0.0%
Risk -free interest rate	5.07%	5.0%
Expected volatility	none	88.8%
Contracted term	1 day	3 months

Note: The conversion price per share used to estimate fair value of the Bridge Loan conversion rights was equal to the fixed conversion price per share set forth above for each of the specified Bridge Loan amounts. While the Bridge Loan Agreements provide for other than fixed conversion prices under certain circumstances, the Company has judged that the fixed conversion prices will most likely be the lowest price per share under any of the circumstances and the lender would therefore select such fixed price for their conversion.

The conversion features related to the March 30, 2007 and April 2, 2007 Bridge Note issuances were not required to be separated and accounted for at fair value. However, based on the conversion price of those notes, the issuances did include beneficial conversion features whereby the common stock to be issued upon conversion would be worth more than the underlying debt if converted upon issuance. That incremental value, computed as $339,000 and $170,000, respectively, was recorded as additional paid in capital and as debt discount, which will be amortized over the six month term of the notes.

(b)  Secured Term Note

The Company was a party to a certain loan agreement with Watson Pharmaceuticals, Inc. ("Watson") pursuant to which Watson made term loans to the Company (the "Watson Term Loan Agreement") in the aggregate principal amount of $21.4 million as evidenced by two promissory notes (the "Watson Notes"). As part of the Company’s 2004 debenture offering, the Company paid Watson $4.3 million (which amount was funded from the proceeds of the Company’s 2004 debenture offering) and conveyed to Watson certain Company assets in consideration for Watson's forgiveness of approximately $16.4 million of indebtedness under the Watson Notes, resulting in a $12.4 million gain for the Company. As part of such transaction, the Watson Notes were amended to extend the maturity date of such notes from March 31, 2006 to June 30, 2007, to provide for satisfaction of future interest payments under the Watson Notes in the form of the Company's Common Stock, to reduce the principal amount of the Watson Notes from $21.4 million to $5.0 million, and to provide for the forbearance from the exercise of rights and remedies upon the occurrence of certain events of default under the Watson Notes (the Watson Notes as so amended, the "2004 Note"). Simultaneous with the issuance of the 2004 Note, each of Care Capital, Essex Woodland Health Ventures, Galen Partners and the other investors in the Company’s 2004 debentures as of February 10, 2004 (collectively, the "2004 Note Purchasers") purchased the 2004 Note from Watson in consideration for a payment to Watson of $1.0 million.

The 2004 Note in the principal amount of $5.0 million, as purchased by the 2004 Note Purchasers, is secured by a lien on all of the Company's and its subsidiaries' assets, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on June 30, 2007. The carrying interest rate at March 31, 2007 and December 31, 2006 was 12.75%. The 2004 Note contains cross default provisions with each of the outstanding Bridge Loans. The majority holders of the Bridge Loans also are the majority holders of the 2004 Note. To the extent cash is not available to the Company to pay this near-term debt obligation upon maturity, the Company expects to negotiate with its lenders to arrange for alternative means to settle the obligations, including, without limitation, the possible extension of maturity or conversion of the 2004 Note into equity.

NOTE 10 - COMMON STOCK WARRANTS

At March 31, 2007, the Company had outstanding common stock purchase warrants exercisable for an aggregate of 15,921,000 shares of common stock. Of such outstanding warrants, 4,884,000 were issued in connection with the issuance of bridge loans and financing commitments from 2001 through 2003, 10,701,000 were issued to Watson in connection with their agreement to amend the Watson Notes at December 20, 2002, and 336,000 were issued in 2003 as part of the settlement terms with a former executive officer of the Company. During the three months ended March 31, 2007, warrants to purchase aggregate 410,092 shares of Common Stock were exercised at exercise prices between $0.12 and $0.66 per share in a series of cashless exercise transactions resulting in the issuance of aggregate 165,000 shares of Common Stock. At March 31, 2007, outstanding common stock purchase warrants of 154,000, 4,085,000 and 11,682,000 will expire if unexercised during the years 2008, 2009 and thereafter, respectively, with a weighted average remaining term of 5.3 years. The exercise prices of the warrants range from $0.12 to $0.34 per share, with a weighted average price of $0.33.

As a result of the November 2006 amendment to the Bridge Loans, the Company’s outstanding common stock purchase warrants started being accounted for as mark-to-market liabilities with a recorded value of $10,784,000 at December 31, 2006. Upon revaluing the warrants as of March 30, 2007 (the date immediately before further amendment to the Bridge Loans), the Company recorded the resulting increase in value as a $1.668 million loss. The increase in the Company’s common stock trading price from December 31, 2006 to March 30, 2007 resulted in the increase in the value of the warrant liability. The Bridge Loan amendment on March 30, 2007 limited the conversion price of the post-October 2006 loans to no lower than $0.21 per share. With this limit in place, the outstanding warrants no longer had to be reflected as Company liabilities. As such, the Company recorded a 12.3 million reclassification of that liability to additional paid-in capital. To compute the estimated value of the warrant liability just prior to the reclassification described above and at the previous year end, the Company used the Black-Scholes option-pricing model with the following assumptions on these dates:

	March 30, 2007	December 31, 2006

Company stock price	$ 0.85	$ 0.74
Exercise price	$ 0.12 - $ 0.34	$ 0.12 - $ 0.66
Expected dividend	0.0%	0.0%
Risk-free interest rate	4.54% - 4.70%	4.7% - 5.0%
Expected volatility	114.3% - 135.8%	48.4% - 143.5%
Weighted -average volatility	127.7%	127.7%
Contractual term	1.4 years - 6.8 years	38 days - 6.8 years

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

The Company is focused on (i) development and evaluation, in concert with CROs, product candidates utilizing the Company's Aversion® Technology; (ii) manufacture, quality assurance testing and release, and stability studies of clinical trial supplies and NDA submission batches of certain finished dosage form product candidates utilizing Aversion® Technology; (iii) prosecution of the Company’s patent applications relating to Aversion® Technology with the United States Patent and Trademark Office (“PTO”) and foreign equivalents; and (iv) negotiation and execution of license and development agreements with pharmaceutical company partners providing that such licensees will further develop certain finished dosage product candidates utilizing the Aversion® Technology and file for regulatory approval with the United States Food and Drug Administration (“FDA”) and other regulatory authorities and commercialize such products.

The Company was historically engaged in development of novel manufacturing processes (the "Opioid Synthesis Technologies") intended for use in the commercial manufacture of certain bulk opioid active pharmaceutical ingredients. In early 2005, the Company announced the suspension of activities relating to the Opioid Synthesis Technologies pending the deputy DEA Administrator's determination relating to the Company’s pending application for registration to import narcotic raw materials (the "Narcotic Raw Materials Import Application") filed with the DEA in early 2001. In late 2006, the Company notified the DEA that it was withdrawing the Narcotic Raw Materials Import Application and subsequently, the Company has discontinued all activities relating to the Opioid Synthesis Technologies. The withdrawal of the Narcotic Raw Material Import Application and the discontinuation of all activities relating to the Opioid Synthesis Technologies allows the Company to focus all of its resources on developing and commercializing its Aversion® (abuse deterrent) Technology and related product candidates.

Company’s Present Financial Condition

At March 31, 2007, the Company had unrestricted cash and cash equivalents of $0.5 million compared to $0.2 million at December 31, 2006. The Company had a working capital deficit of $13.9 million and $28.6 million at March 31, 2007 and December 31, 2006, respectively. The Company had an accumulated deficit of $326.7 million and $317.5 million at March 31, 2007 and December 31, 2006, respectively. The Company incurred a loss from operations of $2.0 million and a net loss of $9.2 million during the three months ended March 31, 2007 and a loss from operations of $10.8 million and a net loss of $6.0 million during the year ended December 31, 2006.

On May 2, 2007, the Company had cash and cash equivalents of approximately $170,000. The Company estimates that its current cash reserves, including the remaining $600,000 bridge loan commitment under the March 2007 bridge loan amendment, will fund continued development of the Aversion® Technology and related operating expenses through mid-June 2007.

The Company has incurred net losses since 1992 and the Company's consolidated financial statements for each of the years ended December 31, 2006, 2005, 2004 and 2003 were prepared on a going-concern basis, expressing substantial doubt about the Company's ability to continue as a going-concern as a result of recurring losses and negative cash flows. The Company's future profitability will depend on several factors, including (i) the Company’s ability to secure additional financing to fund continued operations; (ii) the successful completion of the formulation development, clinical testing and acceptable regulatory review of product candidates utilizing the Aversion® Technology; (iii) the Company's ability to negotiate and execute appropriate licensing, development and commercialization agreements with interested third parties relating to the Company’s product candidates; and, (iv) the successful commercialization by licensees of products incorporating the Aversion® Technology without infringing the patents and other intellectual property rights of third parties.

Status of Patent Applications, Patent Publications, and Issued Patents

In April 2007, the United States Patent and Trademark Office (the “USPTO”) granted to the Company U.S. Patent No. 7,201,920 titled ”Methods and Compositions for Deterring Abuse of Opioid Containing Dosage Forms”.   The allowed patent claims encompass  pharmaceutical compositions intended to reduce or discourage the three most common methods of prescription opioid analgesic product misuse and abuse including; (i) intravenous injection of dissolved tablets or capsules; (ii) snorting of crushed tablets or capsules and; (iii) intentionally swallowing excess quantities of tablets or capsules.  The opioid analgesics in the allowed patent claims include oxycodone, hydrocodone, hydromorphone, morphine, codeine, tramadol, propoxyphene and many others.

In addition to issued U.S. Patent No. 7,201,920, as of the date of this Report, the Company has pending five U.S. non-provisional patent applications, four WO/PCT patent applications and multiple additional U.S. provisional and international patent filings relating to compositions containing opioid analgesics and other abuseable drugs. Additionally, the Company has seven U.S. patents issued and one U.S. patent application pending related to its Opioid Synthesis Technologies.

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

OxyADF Tablets Development Status

OxyADF (oxycodone HCl/niacin) Tablets, the Company’s lead product candidate with Aversion® (abuse deterrent) Technology, is an orally administered immediate release tablet containing oxycodone HCl as its sole active analgesic ingredient and a sub therapeutic amount of niacin. The Company intends to file a 505(b)(2) NDA for OxyADF Tablets with an anticipated indication for treating moderate to moderately severe pain. OxyADF Tablets are intended to effectively treat moderate to moderately severe pain while also discouraging or deterring the three most common methods of misuse and abuse including (i) intravenous injection of dissolved tablets, (ii) nasal snorting of crushed tablets and (iii) intentional swallowing of excessive numbers of tablets. OxyADF Tablets are being developed pursuant to an active investigational new drug application (“IND”) on file with the FDA. The FDA has provided written guidance to the Company stating that OxyADF Tablets are an appropriate product candidate for submission as a 505(b)(2) NDA and has confirmed in writing to the Company that no additional toxicology studies are required prior to submission of such NDA.

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

Technical and Pre-Clinical Development	Status
Formulation development	Complete
Pilot bioequivalence study	Complete
Pivotal oxycodone extraction study #1	Complete (results summarized below)
Pivotal oxycodone extraction study #2	Protocol drafted. Results intended for use in product labeling
Tablet stability for NDA submission	Testing in process. 18 month real time data demonstrates stability acceptable for NDA submission
Toxicology studies	Not required per FDA written guidance to the Company

Regulatory Affairs	Status
Investigational New Drug Application (IND)	Active
End of Phase II meeting with FDA	Completed Q1-06
Factorial design clinical studies	Not required per FDA written guidance to Company
Product labeling	Strategy and concepts discussed with FDA. Written guidance provided by FDA to the Company
Regulatory submission for commercial distribution in the U.S.	OxyADF Tablets are eligible for submission as a 505(b)(2) NDA per FDA written guidance to Company
Phase III pivotal clinical trial	A single phase III efficacy and safety trial is required per FDA written guidance to Company

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

Pivotal Oxycodone Extraction Study:

The Company, in concert with a leading pharmaceutical laboratory CRO (the “Laboratory CRO”), completed a pivotal study to assess certain properties of OxyADF using tablets from batches manufactured by the Company at its Culver Facility at a scale of sufficient size to fulfill the FDA’s requirements for a 505(b)(2) NDA submission. The Laboratory CRO was contracted to quantitatively and qualitatively measure the relative difficulty of extracting oxycodone HCl for purposes of intravenous (I.V.) injection from tablet products containing oxycodone HCl. The Laboratory CRO was provided with a list of all ingredients (active and inactive) contained in each product, allotted up to 80 hours total time to complete the evaluations and allowed to use any methodology desired to attempt to extract oxycodone HCl from the tablets in a form suitable for I.V. injection. Products tested were OxyADF (oxycodone HCl/niacin) Tablets, OxyContin® (oxycodone HCl Controlled-Release) Tablets, generic oxycodone HCl Tablets, and Percocet® (oxycodone HCl/acetaminophen, 5mg/325mg) Tablets. As set forth in the table below, results were reported as (i) percent of drug extracted, (ii) time to extract drug and (iii) difficulty to extract drug on a scale of 1-10, 1 being easy and 10 being extremely difficult. OxyContin® Tablets and generic oxycodone HCl tablets resulted in 71-92% drug extracted in 3-6 minutes and were rated 1-2 in relative difficulty. Percocet® Tablets resulted in 75% oxycodone HCl extracted in 10 minutes (with vacuum assisted filtration) and was rated 3-4 in relative difficulty. OxyADF Tablets resulted in a “trace” of oxycodone HCl extracted in 355 minutes and was rated 10 in relative difficulty. The Company intends to utilize the data and results from this pivotal laboratory study in its 505(b)(2) NDA submission for OxyADF Tablets to the FDA.

Summary Results of Pivotal Laboratory
Oxycodone Extraction Study (described above)

Product Tested, Oxycodone HCl Strength and Product Supplier	Approximate laboratory time required to produce a form suitable for intravenous injection	Extraction Scheme and Yield	Difficulty Rating 1 = Easy to 10 = Difficult

OxyContin® Tablets 1x 40mg tablet Purdue Pharma	3 minutes	3 steps ~92% Yield	1
Oxycodone HCl Tablets 8 x 5mg tablets, Mallinckrodt	6 minutes	3 Steps ~71% Yield	2
Percocet® Tablets 8 x 5/325mg tablets Endo Labs	<10 minutes with vacuum assisted filtration	3 Steps ~75% Yield	3-4
OxyADF Tablets 8 x 5/30mg tablets Acura Pharmaceuticals	355 minutes with no success	23 Steps ~0% Yield	10

Aversion® Technology: Intended to Deter Nasal Snorting

In addition to potential intravenous or oral abuse, prospective drug abusers may easily crush or grind currently marketed oxycodone-containing tablet or capsule products. The crushed powder may then be nasally snorted and the oxycodone in the powder is absorbed through the lining of the nasal passages often resulting in a rapid onset of euphoric effects. OxyADF Tablets have three mechanisms intended to discourage nasal snorting. First, OxyADF Tablets are formulated with a functional excipient intended to induce mild burning and irritation of the nasal passages if the tablets are crushed and the prospective drug abuser attempts to snort the crushed tablets. Second, when OxyADF Tablets are crushed and snorted, the Company expects the moisture in the nasal passages will form a viscous gel with the crushed tablet powder, trapping the oxycodone in the gel and reducing the amount of oxycodone available for absorption through the lining of the nasal passages. Third, the Company expects that the viscous gel formed in the nasal passages will result in a sticky mass producing an unpleasant sensation in the nasal passages of the prospective abuser. Therefore, the Company expects potential nasal abusers of OxyADF Tablets to experience burning and irritation of the nasal passages, a lower level of oxycodone available for nasal absorption and a physically unpleasant gelatinous mass to form in the nasal passages. The Company has evaluated the potential for reducing nasal absorption using a standard in-vitro experimental process. As discussed below, the Company intends to further evaluate OxyADF Tablet nasal abuse characteristics in laboratory, animal, and phase I clinical studies.

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

OxyADF Tablets Clinical Development Program

Clinical Study Number	Clinical Study Description	Status

Phase I

AP-ADF-101	Niacin dose-response in normal subjects	Final study report complete
AP-ADF-104	Phase I: Bioequivalence to non Aversion® Technology Reference Listed Drug	Final study report complete. OxyADF tablets are bioequivalent to reference listed drug
AP-ADF-106	Evaluate effects of nasal snorting	Received FDA written guidance for protocol design
AP-ADF-108	Single dose pharmacokinetics (dose linearity and food effect)	Received FDA written guidance for protocol design
AP-ADF-109	Multi-dose pharmacokinetics (dose linearity)	Received FDA written guidance for protocol design
AP-ADF-110	Single dose pharmacokinetics and bioavailability. Required if there is not dose linearity	Received initial FDA written guidance for protocol design

Phase II
AP-ADF-102	Relative dislike of oxycodone HCl/niacin versus oxycodone alone in subjects with a history of opioid abuse	Subject enrollment complete. Principal Investigator's report and data analysis complete Final study report in progress
AP-ADF-103	Repeat dose safety and tolerability in normal subjects	Final study report complete
AP-ADF-107	Niacin dose-response in normal subjects	Final study report complete

Phase III
AP-ADF-105	Pivotal efficacy and safety	Received FDA written guidance for protocol design. Special Protocol Assessment requested

Summary of OxyADF Tablets Phase II Study Designs, Status and Results

Study AP-ADF-102: This study is titled, "A Phase II Single-Center, Randomized, Double-Blind Study in Subjects with a History of Opioid Abuse to Evaluate the Dose-Response for Flushing and Safety and Tolerability of Varying Doses of Niacin in Combination with 40mg of an Opioid vs. 40mg of an Opioid Alone." The study objectives were 1) to determine the dose response for niacin-induced flushing in male and female healthy, adult volunteers with a history of opioid abuse when niacin is administered in combination with 40 mg oxycodone HCl, 2) to evaluate the safety and tolerability of niacin-induced flushing following varying niacin doses in combination with 40 mg oxycodone HCl in subjects with a history of opioid abuse; 3) to confirm the appropriate strength of niacin to use in an Aversion® Technology formulation of oxycodone HCl; 4) to determine whether the flushing induced by niacin is of sufficient intensity to deter abuse in a population of subjects with a history of opioid abuse; and 5) to evaluate the effect of food on niacin-induced flushing when niacin is administered in combination with 40 mg oxycodone HCl.

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

Study AP-ADF-103: This study is titled, "A Phase II Single-Center, Randomized, Double-Blind, Multiple-Dose Study in Healthy Volunteers to Evaluate the Safety and Tolerability of Niacin in Combination with 5 mg of an Opioid vs. 5 mg of an Opioid Alone." To assess the safety and tolerability of OxyADF (oxycodone/niacin) Tablets in comparison to oxycodone HCl tablets without niacin, the Company conducted this Phase II single-center, randomized, double-blind, multiple dose study in 66 healthy adult male and female volunteers. Subjects were randomly assigned to one of three treatment groups (22 subjects per treatment group). A run-in phase was conducted on an outpatient basis for five days and included at-home dosing four times daily and adverse event and tolerability assessments. The treatment phase followed the run-in phase and was conducted on an inpatient basis for five days. The treatment phase included dosing with OxyADF Tablets (with or without niacin) and post-treatment safety and tolerability assessments. Efficacy (the tolerability of OxyADF) was evaluated with a Side Effects and Symptoms Questionnaire (SESQ) and an OxyADF Tolerability Rating Scale. Safety was evaluated by adverse events and clinical laboratory and vital signs assessments were conducted periodically during the study. During the run-in phase, comparable tolerability was demonstrated in subjects who took OxyADF Tablets with and without niacin. The mean post-dose SESQ total score during the run-in phase was very low in all groups (highest possible score = 33; Group results = 0.84 - 1.6) indicating that OxyADF was generally well-tolerated when taken at recommended doses. During the treatment phase, 64% of subjects in Groups 2 and 3 (oxycodone HCl + niacin) reported side effects and symptoms and 50% of subjects in Group 1 (oxycodone alone) reported side effects and symptoms. Most of the side effects and symptoms observed during the treatment phase were mild or moderate in severity. Irrespective of treatment group, approximately three quarters of subjects reported either “no effect” or “easy to tolerate” on the OxyADF Tolerability Rating Scale. Oxycodone HCl administered four times a day, with or without niacin, was determined to be well tolerated. Adverse events were reported by 77% of subjects throughout both phases of the study. The majority of subjects (55%) reported adverse events during the treatment phase that were considered mild in severity. No severe adverse events were reported in any treatment group and no clinically important trends over time were observed in any treatment group for vital signs measurements (blood pressure, heart rate, and respiratory rate). The Company intends to include the data and results from Study AP-ADF-103 in its 505(b)(2) NDA submission to the FDA for OxyADF Tablets.

Study AP-ADF-107: This study is titled "A Phase II Single-Center, Randomized, Double-Blind Study in Fasted and Non-Fasted Healthy Volunteers to Evaluate the Dose-Response for Flushing and Safety and Tolerability of Escalating Doses of Niacin." The study objective was to evaluate the dose-response for niacin-induced flushing, safety, and tolerability of niacin in the OxyADF Tablet matrix (excluding oxycodone HCl) at various dose levels in both fasted and fed subjects. This trial was a Phase II single-center, randomized, double-blind study in healthy, adult male and female subjects. A total of 50 subjects were enrolled. The Treatment Phase was conducted on an inpatient basis and included study drug dosing and safety and tolerability assessments. Each subject received eight doses of niacin (30, 60, 90, 120, 240, 360, 480, and 600 mg) and three doses of placebo administered orally in tablet form on eleven separate days in a random sequence. Half of the subjects (n=25) took each dose of study drug following a standardized high-fat breakfast consisting of two fried eggs, hash browns, two fried bacon strips, toast, butter, and whole milk, and half (n=25) remained fasted for at least 2 hours after study drug administration. Subjects were discharged from the Clinical Research Unit on Day 11, approximately 6 hours after the last dose of study drug administration.

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

In this study there were no significant adverse events or discontinuations due to treatment-emergent adverse events (TEAEs). None of the TEAEs reported were severe in intensity. A clear niacin dose-response relationship was observed in the incidence of AEs. As expected, the most frequently reported TEAE in both Fasted and Fed subjects was flushing. Flushing occurred more frequently in Fasted subjects than in Fed subjects with higher incidence as the niacin dose increased. The majority of Fasted subjects (54% to 88%) reported flushing at doses of 240 to 600 mg; while the majority of Fed subjects (64%) reported flushing only at a dose of 600 mg. Most of the events of flushing were moderate in intensity. No other safety issues were apparent. The Company intends to include the data and results from Study AP-ADF-107 in its 505(b)(2) NDA submission to the FDA for OxyADF Tablets.

Additional OxyADF Tablets Clinical Studies Planned

The FDA has requested that the Company complete certain additional clinical studies for OxyADF Tablets prior to accepting our 505(b)(2) NDA submission including, as of the date of this Report, the following:

Study AP-ADF-105: This study is titled “A Phase III, Randomized, Double-blind, Placebo-controlled, Multicenter, Repeat-dose Study of the Safety and Efficacy of OxyADF (oxycodone HCl and niacin) Tablets versus Placebo for the Treatment of Acute, Moderate to Severe Postoperative Pain Following Bunionectomy Surgery in Adult Patients.” This short term phase III study is planned to enroll approximately 400 patients with moderate to severe pain following bunionectomy surgery. The Company has submitted the study protocol to the FDA and requested a Special Protocol Assessment (SPA). Clinical protocols for Phase III trials whose data will form the primary basis for an efficacy claim are eligible for a SPA. A SPA from the FDA is an agreement that the Phase III trial protocol design, clinical endpoints, and statistical analyses plan are acceptable to support regulatory approval. A SPA is binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the testing is begun. The Company believes the completion of Study AP-ADF-105 is the critical time and events path to 505(b)(2) NDA submission for OxyADF Tablets.

Study AP-ADF-106: This will be a phase I clinical study, for use in product labeling, evaluating the nasal irritating characteristics of crushed OxyADF Tablets (with and/or without oxycodone HCl) anticipated to enroll 12-24 normal subjects.

Studies AP-ADF-108, AP-ADF-109, and if necessary AP-ADF-110: These will be phase I single dose or multi-dose pharmacokinetic studies anticipated to enroll approximately 25-50 normal subjects per study.

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

Results of Operations for the Three Months Ended March 31, 2007 and March 31, 2006

The Company is a specialty pharmaceutical development company engaged in development of innovative Aversion® (abuse deterrent) Technology and related product candidates. To generate revenue, the Company plans to enter into development and commercialization agreements with strategically focused pharmaceutical company partners (the "Partners") providing that such Partners license product candidates utilizing the Company’s Aversion® Technology and further develop, register and commercialize multiple formulations and strengths of such product candidates. The Company had no revenues for the three months ended March 31, 2007 and 2006 and relied upon bridge loans provided by its current primary shareholders to fund operations and development activities.

Research and Development Expenses

The Company’s research and development expenses for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

3 MONTHS ENDED 3/31/07 R&D EXPENSES	3 MONTHS ENDED 3/31/06 R&D EXPENSES	3 MONTHS ENDED 3/31/07 and 3/31/06 R&D EXPENSES CHANGE ($)	3 MONTHS ENDED 3/31/07 and 3/31/06 R&D EXPENSES CHANGE (%)
$1,196	$1,506	($310)	(21%)

Research and development expense in the three months ended March 31, 2007 and 2006 consisted of development of our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2007 and 2006 results are non-cash stock-based compensation charges of $179 and $949, respectively. Excluding the stock-based compensation expense, there is a $460 increase in overall expenses primarily attributable to initiating clinical study AP-ADF-102 in the first quarter of 2006. The decrease in stock-compensation expense of $770 (related to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest and expense over the related employees requisite service periods), is due to the vesting method used for amortization. The fair value of the awards are being amortized using a graded vesting method which treats the award as if the grant was a series of awards rather than a single award and attributes a higher percentage of the reported fair value to the earlier years than to the later years of the service period.

Marketing , General and Administrative Expenses

Marketing, general and administrative expenses for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

3 MONTHS ENDED 3/31/07 MARKETING, G&A EXPENSES	3 MONTHS ENDED 3/31/06 MARKETING, G&A EXPENSES	3 MONTHS ENDED 3/31/07 and 3/31/06 MARKETING, G&A EXPENSES CHANGE ($)	3 MONTHS ENDED 3/31/07 and 3/31/06 MARKETING, G&A EXPENSES CHANGE (%)
$778	$2,421	($1,643)	(68%)

During the three months ended March 31, 2007, marketing expenses consisted of Aversion® Technology primary market research studies and payroll costs. The Company’s general and administrative expenses primarily consisted of legal, audit and other professional fees, corporate insurance, and payroll costs. Included in the 2007 and 2006 results are non-cash stock-based compensation charges of $263 and $1,873, respectively. Excluding the stock-based compensation expense, the expenses are relatively unchanged between reporting periods. The decrease in stock-compensation expense of $1,610 (related to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest and expense over the related employees requisite service periods) is due to a nonrecurring $480 expense immediately recorded in February 2006 on the grant of restricted stock units to the Company’s independent directors, and to the vesting method used for amortization. The fair value of the awards is being amortized using a graded vesting method which treats the award as if the grant was a series of awards rather than a single award and attributes a higher percentage of the reported fair value to the earlier years than to the later years of the service period.

Interest Expense, net of Interest Income

The Company’s interest expense, net of interest income for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

3 MONTHS ENDED 3/31/07 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 3/31/06 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 3/31/07 and 3/31/06 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE ($)	3 MONTHS ENDED 3/31/07 and 3/31/06 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE (%)
$362	$221	$141	64%

The Company incurs interest at the prime interest rate plus 4.5%, payable quarterly in common stock, on its $5.0 million Secured Term Note and incurs 10% interest, payable quarterly, on its $9.1 million Secured Senior Convertible Bridge Term Notes (“Bridge Loans”). Interest on such Bridge Loans through June 30, 2006 was paid in cash. Commencing with interest due under such Bridge Loans at September 30, 2006, all such interest was paid in the Company’s common stock. The increase in net interest expense in 2007 resulted from the addition of $4.1 million of Bridge Loans since March 31, 2006 and increases in the prime interest rate.

In addition to the net interest expense reflected above, in 2007 the Company also incurred $1,692 of amortization expense related to debt discounts recorded upon issuance of certain debt agreements in latter 2006. The 2006 period had no such expense.

Net Loss

The Company’s net loss for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

3 MONTHS ENDED 3/31/07 NET LOSS	3 MONTHS ENDED 3/31/06 N ET LOSS	3 MONTHS ENDED 3/31/07 and 3/31/06 NET LOSS CHANGE ($)	3 MONTHS ENDED 3/31/07 and 3/31/06 NET LOSS CHANGE (%)
$9,159	$4,155	$5,004	120%

Included in the net loss for the three months ended March 31, 2007 are non cash stock-based compensation charges of $442 and $2,822 for the three months ended March 31, 2007 and 2006, respectively.

The November and December 2006 issuances of Bridge Loans for an aggregate face value of $1,104 included an amended conversion feature which the Company valued at an aggregate of $1,034. This value was recorded as a liability with an offsetting $1,025 debt discount (which was amortized over the term of the Bridge Loans) and $9 of issuance loss. However, as the debt was issued to shareholders who control the Company, this loss was recorded as a non-cash deemed dividend rather than effecting net loss. Additional issuances of $896 of Bridge Loans in January and February 2007 similarly had aggregate conversion feature value of $849 and a loss upon issuance of $3.

The November 2006 amendment of the conversion feature on all of the then outstanding Bridge Loans, coupled with the requirement under current accounting guidance to separate the value of the conversion feature from the debt, required the Company to record the value of the amended conversion feature on that outstanding debt as a liability and a loss on the modification of debt. The Company assigned a value of $19,951 to these conversion features at date of modification and reflected that loss as non-cash deemed dividend.

Upon revaluing the aggregate conversion features on all outstanding Bridge Loans as of March 30, 2007 (the date immediately before further amendment to the Bridge Loans), the Company recorded the resulting increase in value as a $3,483 loss. The increase in the Company’s common stock trading price from December 31, 2006 to March 30, 2007 resulted in the increase in the value of the conversion liability. The Bridge Loan amendment on March 30, 2007 limited the conversion price of the post-October 2006 loans to no lower than $0.21 per share. With this limit in place, the outstanding conversion feature no longer had to be reflected as Company liabilities. As such, the Company recorded a $21,100 reclassification of that liability to additional paid-in capital.

As a result of the November 2006 amendment to the Bridge Loans, the Company’s outstanding common stock purchase warrants started being accounted for as mark-to-market liabilities with a recorded value of $10,784 at December 31, 2006. Upon revaluing the warrants as of March 30, 2007 (the date immediately before further amendment to the Bridge Loans), the Company recorded the resulting increase in value as a $1,668 loss. The increase in the Company’s common stock trading price from December 31, 2006 to March 30, 2007 resulted in the increase in the value of the warrant liability. The Bridge Loan amendment on March 30, 2007 limited the conversion price of the post-October 2006 loans to no lower than $0.21 per share. With this limit in place, the outstanding warrants no longer had to be reflected as Company liabilities. As such, the Company recorded a $12,300 reclassification of that liability to additional paid-in capital.

Liquidity and Capital Resources

At March 31, 2007, the Company had unrestricted cash and cash equivalents of $0.5 million compared to $0.2 million at December 31, 2006. The Company had a working capital deficit of $13.9 million at March 31, 2007 compared to a working capital deficit of $28.6 million at December 31, 2006, with the decrease primarily due to the reclassification of $16.8 million conversion feature liabilities into additional paid in capital, offset by an increase of $1.3 million of bridge loans, both as discussed in Note 9 of this Report.

Commercial Focus, Cash Reserves and Funding Requirements

As of May 2, 2007, the Company had cash and cash equivalents of approximately $170,000. Such cash reserves will be dedicated to the development of the Company's Aversion® Technology, the prosecution of the Company's patent applications relating to the Aversion® Technology and for related operating expenses. The Company must rely on its current cash reserves to fund the development of its Aversion® Technology and related operating expenses. The Company's future sources of revenue, if any, will be derived from contract signing fees, milestone payments and royalties and/or profit sharing payments from licensees for the Company's Aversion® Technology. The Company estimates that its current cash reserves, including the remaining $600,000 bridge loan commitment under the March 2007 bridge loan amendment, will fund continued development of the Aversion® Technology and related operating expenses through mid-June 2007. To fund further operations and product development activities the Company must raise additional financing, or enter into alliances or collaboration agreements with third parties resulting in cash payments to the Company. The Company is seeking to secure working capital providing gross proceeds to the Company in the range of approximately $15 million to $20 million through the private offering of the Company’s securities. The terms of any such securities offering, including, without limitation, the type of equity securities (or securities convertible into equity securities) and the price per share, have not been determined and will, in large part, be determined based upon negotiations between the Company and prospective investors in such private offering. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Even assuming the Company is successful in securing additional sources of financing to fund the continued development of the Aversion® Technology, or enters into alliances or collaborative agreements relating to the Aversion® Technology, there can be no assurance that the Company's development efforts will result in commercially viable products. The Company's failure to successfully develop the Aversion® Technology in a timely manner, and to avoid infringing third-party patents and other intellectual property rights will have a material adverse impact on its financial condition and results of operations.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the Company's accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of March 31, 20007 (in thousands):

Expected cash payments on contractual obligations outstanding at March 31, 2007	Total	Due in 2007	Due in 2008	Due Thereafter

Bridge term notes, gross (2)	$9,144	$9,144	$-	$-
Interest on fixed rate debt (1)	457	457	-	-
Term note (2)	5,000	5,000	-	-
Capital leases	26	19	7	-
Operating leases	12	12	-	-
Employment agreements	555	555	-	-
Total contractual cash obligations	$15,194	$15,187	$7	$-

Expected cash payments on contractual obligations entered into subsequent to March 31, 2007	Total	Due in 2007	Due in 2008	Due Thereafter

Bridge term notes, gross (2)	$200	$200	$-	$-
Interest on fixed rate debt (1)	10	10	-	-
Total contractual cash obligations	$210	$210	$-	$-

(1)
At the Company’s option, interest on the Company’s fixed rate Bridge Term Notes is payable in either cash or Company common stock. Interest on the Company’s variable rate debt is payable in Company common stock (Note 9).

(2)
To the extent cash is not available to the Company to pay this near-term debt obligation upon maturity, the Company expects to negotiate with its lenders to arrange for alternative means to settle the obligation, including, without limitation, the possible extension of maturity or conversion into equity.

Critical Accounting Policies

Note A of the Notes to Consolidated Financial Statements, in the Company’s 2006 Annual Report on Form 10-K, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company does not believe there is a consequential likelihood that materially different amounts would be reported under different conditions or using different assumptions. The Company's critical accounting policies described in that Annual Report are the same ones applicable to 2007.

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

PART II

Item 1A. Risk Factors Relating To The Company

There are no material changes in the Risk Factor disclosures contained in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuance of Common Stock. During the quarter ended March 31, 2007, the Company issued Common Stock in the amounts of (i) 247,232 shares as payment of $207,000 of interest due March 31, 2007 on the Company’s Senior Secured Convertible Bridge Term Notes, (ii) 185,692 shares as payment of $157,000 of interest due March 31, 2007 on the Company's Secured Term Note and (iii) 165,335 shares for the cashless exercise of 410,092 common stock purchase warrants.

Exemption from Registration. The Company issued the above-described Common Stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933. Each of the recipients of such shares represented to the Company that such holder was an accredited investor as defined in Rule 501(a) of the Securities Act of 1933 and that the securities issued pursuant thereto were being acquired for investment purposes.

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

May 4, 2007	ACURA PHARMACEUTICALS, INC.

	By:	/s/ Andrew D. Reddick
Andrew D. Reddick
President & Chief Executive Officer

By:	/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer