Form 10-Q
period 2007-06-30
ACURA PHARMACEUTICALS, INC
filed 2007-08-09
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20649

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

or

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

Yes ☐ No ☑

As of August 9, 2007 the registrant had 332,149,105 shares of Common Stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX

PART 1. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

UNAUDITED
(in thousands, except par values)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83	$228
Prepaid insurance	115	179
Prepaid expenses and other current assets	64	60
Total current assets	262	467
PROPERTY, PLANT & EQUIPMENT, NET	1,116	1,145
DEPOSITS	7	7

TOTAL ASSETS	$1,385	$1,619

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Senior secured convertible bridge term notes, net	$9,402	$7,005
Conversion features on bridge term notes	-	16,750
Secured term note	5,000	5,000
Current maturities of capital lease obligations	20	25
Accounts payable	63	-
Accrued expenses	516	328
Total current liabilities	15,001	29,108
COMMON STOCK WARRANTS	-	10,784
CAPITAL LEASE OBLIGATIONS, less current maturities	-	7

TOTAL LIABILITIES	15,001	39,899

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock - $.01 par value; 650,000 shares authorized; 332,149 and 330,998 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	3,321	3,310
Convertible preferred stock - $.01 par value; 72,027 shares authorized and available for issuance	-	-
Additional paid-in capital	311,967	275,953
Accumulated deficit	(328,904)	(317,543)

STOCKHOLDERS’ DEFICIT	(13,616)	(38,280)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,385	$1,619

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(in thousands, except per share data)

	For the six months ended June 30,		For the three months ended June 30,
	2007	2006	2007	2006

Research and development	$1,948	$2,544	$752	$1,038
Marketing, general and administrative	1,366	3,724	588	1,303

LOSS FROM OPERATIONS	(3,314)	(6,268)	(1,340)	(2,341)

OTHER INCOME (EXPENSE)
Interest expense	(819)	(495)	(452)	(270)
Interest income	10	10	5	6
Amortization of debt discount	(2,102)	-	(410)	-
Loss on fair value change of conversion features	(3,483)	-	-	-
Loss on fair value change of common stock warrants	(1,668)	-	-	-
Gain (loss) on asset disposals	20	(17)	-	(10)
Other	(2)	-	(2)	-

TOTAL OTHER EXPENSE	(8,044)	(502)	(859)	(274)

NET LOSS	$(11,358)	$(6,770)	$(2,199)	$(2,615)

Basic and diluted loss per share allocable to common stockholders (Note 7)	$(0.03)	$(0.02)	$(0.01)	$(0.01)

Weighted average shares used in computing basic and diluted loss per share allocable to common stockholders (Note 7)	354,036	342,039	355,404	343,507

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2007

UNAUDITED
(in thousands, except par values)

	Common Stock $0.01 Par Value Shares	Common Stock $0.01 Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2006	330,998	$3,310	$275,953	$(317,543)	$(38,280)
Net loss for six months ended June 30, 2007	-	-	-	(11,358)	(11,358)
Deemed dividend related to debt modification	-	-	-	(3)	(3)
Reclassification of conversion feature value	-	-	21,086	-	21,086
Reclassification of common stock warrant value	-	-	12,453	-	12,453
Conversion feature value of issued debt	-	-	952	-	952
Stock based compensation	-	-	722	-	722
Issuance of common stock for interest	837	8	804	-	812
Issuance of common stock for cashless exercise of common stock warrants	314	3	(3)	-	-
Balance at June 30, 2007	332,149	$3,321	$311,967	$(328,904)	$(13,616)

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

UNAUDITED
(in thousands, except supplemental disclosures)

	2007	2006
Cash flows from Operating Activities:
Net loss	$(11,358)	$(6,770)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	61	60
Amortization of debt discount	2,102	-
Loss on fair value change of conversion features	3,483	-
Loss on fair value change of common stock warrants	1,668	-
Common stock issued for interest	812	303
Non-cash stock compensation expense	722	4,077
(Gain) loss on asset disposals	(20)	17
Changes in assets and liabilities
Prepaid expenses and other current assets	60	(224)
Accounts payable	63	-
Accrued expenses	188	52
Total adjustments	9,139	4,285
Net cash used in operating activities	(2,219)	(2,485)

Cash flows from Investing Activities:
Capital expenditures	(29)	(8)
Proceeds from asset disposals	20	62
Net cash (used in) provide by investing activities	(9)	54

Cash flows from Financing Activities:
Proceeds from issuance of senior secured term notes payable	2,096	2,635
Proceeds from the exercise of stock options	-	43
Payments on capital lease obligations	(13)	(15)
Net cash provided by financing activities	2,083	2,663

(Decrease) increase in cash and cash equivalents	(145)	232
Cash and cash equivalents at beginning of period	228	260

Cash and cash equivalents at end of period	$83	$492

Cash paid for interest	$6	$192

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES

UNAUDITED
(in thousands, except supplemental disclosures)

Six Months ended June 30, 2007

1.	The Company issued 475,522 shares of common stock valued at $460,000 as payment of Senior Secured Convertible Bridge Term Notes Payable accrued interest.

2.	The Company issued 361,505 shares of common stock valued at $352,000 as payment of Secured Term Note Payable accrued interest.

3.
Warrants to purchase an aggregate 580,092 shares of common stock were exercised at exercise prices between $0.12 and $0.66 per share in a series of cashless exercise transactions resulting in the issuance of aggregate 313,616 shares of common stock.

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

5.
The change in the common stock warrants’ fair value through the earlier of their exercise date or March 30, 2007 resulted in a loss of 1,668,000. Due to a debt agreement modification on March 30, 2007, the then current fair value of all 15,921,000 outstanding common stock warrants of $12,307,000 was reclassified from liabilities to equity, as was $146,000 of such value related to warrants exercised during the period.

Six Months ended June 30, 2006

1.	The Company issued 452,175 shares of common stock as payment of $303,000 of Secured Term Note Payable accrued interest.

2.
Warrants to purchase aggregate 196,632 shares of common stock were exercised at exercise prices of $0.48 and $0.47 per share in a series of cashless exercise transactions resulting in the issuance of aggregate 23,794 shares of common stock.

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Acura Pharmaceuticals, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position, results of operations and cash flows for the six months ended June 30, 2007, assuming that the Company will continue as a going concern, have been made. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The year-end consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - LIQUIDITY MATTERS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2007, the Company had unrestricted cash and cash equivalents of $0.1 million, a working capital deficit of $14.7 million, and an accumulated deficit of $328.9 million. At December 31, 2006, the Company had cash and cash equivalents of $0.2 million, a working capital deficit of $28.6 million and an accumulated deficit of $317.5 million. The Company incurred a loss from operations of $3.3 million and a net loss of $11.4 million during the six months ended June 30, 2007 and a loss from operations of $10.8 million and a net loss of $6.0 million during the year ended December 31, 2006. Historically, the Company has incurred significant losses and until such time as its product candidates are commercialized, of which no assurance can be given, the Company will continue incurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

On August 9, 2007, the Company had cash and cash equivalents of approximately $80,000, which included the proceeds from an additional Bridge Loan funded in July 2007. The Company estimates that its current cash reserves will fund operating activities through mid to late August 2007. To fund further operations and product development activities, the Company must raise additional financing, or enter into alliances or collaboration agreements with third parties resulting in cash payments to the Company relating to its Aversion® Technology. The Company is seeking to secure working capital providing gross proceeds to the Company in the range of approximately $15 million to $20 million through the private offering of the Company’s securities. The terms of any such securities offering, including, without limitation, the type of equity securities (or securities convertible into equity securities) and the price per share, have not been determined and will, in large part, be determined based upon negotiations between the Company and prospective investors in such private offering. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for cash payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

Even assuming the Company is successful in securing additional sources of financing, there can be no assurance that the Company's development efforts will result in commercially viable products or that it will succeed in entering into alliances or collaboration agreements with third parties resulting in payments to the Company. The Company's failure to successfully develop the Aversion® Technology in a timely manner, to obtain issued U.S. patents relating to the Aversion® Technology and to avoid infringing third-party patents and other intellectual property rights will have a material adverse impact on its financial condition and results of operations.

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 regarding "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"), which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. The Company has reviewed its tax positions for open tax years of 2003 through 2005 and the adoption of FIN 48 on January 1, 2007 did not result in establishing a contingent tax liability reserve or a corresponding charge to retained earnings. The Company has substantial tax benefits derived from its net operating loss carryforwards but has provided 100% valuation allowances against them due to uncertainties associated with the realization of those tax benefits (Note 5).

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, income tax credit carryforwards are reported as deferred income tax assets. At December 31, 2006, the Company has gross Federal, state, and city operating loss carryforwards aggregating $141.2 million, $101.0 million, and $46.3 million, respectively, expiring during the years 2009 through 2026. The tax loss carryforwards of the Company and its subsidiary may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company's ability to utilize net operating loss carryforwards each year. The amount of the limitation has not been quantified. SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. At both June 30, 2007 and December 31, 2006, a valuation allowance equal to 100% of the net deferred income tax assets was used and primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset would increase income in the period such determination was made.

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

Included in the results for the six months ended June 30, 2007 and 2006 are $0.7 million and $4.1 million of stock-based compensation expense relating to the February 2006 grant of restricted stock units to the Company’s independent directors and stock based compensation expenses relating to vesting of stock options and restricted stock units granted to Company employees prior to 2006. No options or restricted stock units have been issued since February 2006.

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

In December 2005, an aggregate of 27,500,000 RSUs were granted to the Company’s employees. In February 2006, an aggregate of 2,000,000 RSUs were granted to the Company’s two independent directors. Of the RSU awards granted, approximately one third vested upon grant and the other two thirds will vest on a straight-line monthly basis through December 2007. During the six months ended June 30, 2007, 4,916,000 RSUs vested. Of the RSU awards granted, 24,583,000 and 19,667,000 were vested as of June 30, 2007 and December 31, 2006, respectively, and 4,917,000 and 9,833,000 were nonvested as of June 30, 2007 and December 31, 2006, respectively.

The weighted average fair value of both RSU grants is $0.35 per share of common stock underlying each RSU. Fair value is defined as the market price per share of the Company’s common stock on the date of an RSU grant less the exercise cost of each RSU. The total stock-based compensation expense to be incurred by the Company is the fair value of all RSUs granted. The fair value of the February 2006 RSU grant for the six months ending June 30, 2006 was $680,000 which was entirely expensed on the grant date as this grant was for performance of past service. The fair value of the December 2005 RSU grant is being amortized using a graded vesting method which treats the December 2005 RSU grant as a series of awards rather than a single award and attributes a higher percentage of the reported fair value to the earlier years than to the later years. At June 30, 2007, the total remaining unrecognized compensation expense related to the nonvested December 2005 RSU awards was $179,000. This amount will be recognized over the next 6 months. The Company recognized compensation expense from the RSU awards of $5,264,000 and $4,261,000, during the years ended December 31, 2006 and 2005, respectively. No related tax benefits were recorded in calendar year 2006 and 2005. As of June 30, 2007 and December 31, 2006, the aggregate intrinsic value of the RSU awards outstanding and vested was $27,041,000 and $14,357,000, respectively. As discussed above, the RSU awards are distributable only upon the occurrence of certain events or beginning January 1, 2011.

As of June 30, 2007, the total remaining unrecognized compensation expense relating to unvested outstanding stock options was $20,000.

NOTE 7- EARNINGS (LOSS) PER SHARE

The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of both common shares and vested RSUs outstanding during the period. A RSU represents the contingent obligation of the Company to deliver a share of its common stock to the holder of a vested RSU on a distribution date. The computation of diluted earnings (loss) per share is based on the same number of both common shares and vested RSUs used in the basic earning (loss) computation, but adjusted for the effect of other potentially dilutive securities. Excluded from the diluted earnings (loss) per share computation at June 30, 2007 and 2006 are 77.4 million and 50.4 million, respectively, of potentially dilutive securities, as the effect of including them would be antidilutive. Accordingly, the loss per share is the same result from both basic and diluted computations.

Net loss used in the Company’s earnings (loss) per share computations includes the impact in 2007 of dividends deemed to have been issued to certain common shareholders as a result of modifications to debt agreements with those shareholders, as further described in Note 9.

	Six months ended June 30,			Three months ended June 30,
	2007	2006		2007	2006
(in thousands, except per share data)
Numerator:
Net loss	$(11,358)		$(6,770)	$(2,199)	$(2,615)

Deemed dividend from modification of debt	(3)		-	-	-
Net loss allocable to common stockholders	$(11,361)	$	(6,770)	$(2,199)	$(2,615)

Denominator:
Common shares (weighted)	331,386		329,443	331,641	329,577
Vested restricted stock units (weighted)	22,650		12,596	23,763	13,930
Weighted average shares used in computing basic and diluted loss per share allocable to common stockholders	354,036		342,039	355,404	343,507

Basic and diluted loss per share allocable to common stockholders	$(0.03)		$(0.02)	$(0.01)	$(0.01)

Potentially dilutive securities as of period end:
Common stock issuable (see #1 below):
Vested and nonvested employee and director stock options	18,995		19,634	18,995	19,634
Nonvested restricted stock units	4,917		14,750	4,917	14,750
Common stock warrants	15,751		16,045	15,751	16,045
Convertible bridge term notes	37,702		-	37,702	-
Total excluded dilutive common stock equivalents	77,365		50,430	77,365	50,430

(1) Number of common shares issuable is based on maximum number of common shares issuable on exercise or conversion of the related securities as of period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations required if the securities were dilutive.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	Jun 30,	Dec 31,
	2007	2006
Payroll, payroll taxes and benefits	$85	$62
Legal fees	35	19
Audit examination and tax preparation fees	45	70
Franchise taxes	23	15
Property taxes	66	52
Clinical, regulatory and patent consulting fees	50	60
Clinical trials	162	-
Other fees and services	50	50

	$516	$328

NOTE 9 - NOTES PAYABLE AND BRIDGE LOAN AGREEMENTS

Notes payable are summarized as follows (in thousands):

	Jun 30,	Dec 31,
	2007	2006
Senior secured convertible bridge term notes (a):
Face value	$9,944	$7,848
Debt discount	(542)	(843)
	9,402	7,005
Conversion feature value	-	16,750
	$9,402	$23,755

Secured term note (b)	$5,000	$5,000

Capital lease obligations	$20	$32

 (a) Senior Secured Convertible Bridge Term Notes

Pursuant to a series of loan agreements between the Company, Galen Partners III, L.P. and its affiliates, Care Capital Investments II, LP and its affiliate, and Essex Woodlands Health Ventures V, L.P. (collectively, the “VC Investors”), and certain other shareholders of the Company dating from June 2005 to January 2006 - all as amended through July 2007, the Company has borrowed $9.944 million and $10.544 million as of June 30, 2007 and August 9, 2007, respectively (the “Bridge Loans). The proceeds from the Bridge Loans have been and continue to be used by the Company to develop its Aversion® Technology and fund related operating expenses. The Bridge Loans carry an interest rate of 10%, payable quarterly which, pursuant a November 2006 amendment, is payable, at the Company’s option, with shares of its Common Stock. The Bridge Loans, as amended in March 2007, mature on September 30, 2007.

The Bridge Loans are secured by a lien on all of the Company’s assets, senior in right to all other Company indebtedness and restrict its ability to issue any shares of the Company’s currently authorized Series A, B or C convertible preferred stock without the prior consent of the bridge lenders, and grants the bridge lenders preemptive rights relating to the issuance of the Company’s Series A, B and C convertible preferred stock. The Bridge Loans contain cross default provisions with the 2004 Secured Term Note (described in (b) below) and each of the outstanding Bridge Loans. The Bridge Loans also contain normal and customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt or grant any lien on the Company’s assets or the assets of its subsidiary, subject to certain permitted exclusions. Additionally, the Bridge Notes require immediate prepayment upon a qualifying common stock equity or debt financing or any sale, transfer license or similar arrangement pursuant to which the Company sells, licenses or otherwise grant rights in any material portion of the Company’s intellectual property to any third party, provided that the consummation of any such transaction results in certain minimum amounts of cash proceeds to the Company, net of all costs and expenses.

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

In November 2006 and March 2007, the conversion feature of the Bridge Loans was further amended to allow the bridge loan lenders to convert the Bridge Loans into the Company’s common stock, upon the completion of a third-party equity financing providing gross proceeds to the Company in the aggregate amount of at least $5.0 million (a “Third Party Equity Financing”), a Change of Control Transaction or upon the maturity date of the Bridge Loans (each a “Triggering Event”). Upon the occurrence of a Triggering Event, the bridge lenders may convert $3.8 million (as of August 9, 2007) of Bridge Loans into the Company’s common stock at a conversion price equal to (A) in the case of the completion of a Third Party Equity Financing, the lesser of (i) 80% of the average closing bid and asked prices of the Company’s common stock for the twenty trading days immediately preceding the public announcement of the Third Party Investor Financing, but not less than $0.21 per share (ii) the average price of the securities sold by the Company in such Third Party Equity Financing (80% of such average price in the case of $1.8 million of Bridge Loans), and (iii) $0.44 per share for $2.0 million of Bridge Loans and $0.46 per share for $1.8 million of Bridge Loans and (B) in the case of a Change of Control Transaction or upon the maturity date of the Bridge Loans, the lesser of (i) 80% of the average closing bid and asked prices of the Registrant’s common stock for the twenty trading days immediately preceding the public announcement of the Change of Control Transaction or the maturity date, as applicable, but not less than $0.21 per share, and (ii) $0.44 per share for $2.0 million of Bridge Loans and $0.46 per share for $1.8 million of Bridge Loans. In addition, upon a Triggering Event, the bridge lenders may convert $2.55 million of Bridge Loans into the Company's common stock at a conversion price of $0.20 per share, $2.3 million of Bridge Loans at a conversion price of $0.225 per share and $1.894 million of Bridge Loans at a conversion price of $0.25 per share.

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

The conversion features related to $1.8 million Bridge Note issuances (dated March 30, 2007, April 2, 2007, May 17, 2007, and July 10, 2007) were not required to be separated and accounted for at fair value. However, based on the conversion price of those notes, the issuances did include beneficial conversion features whereby the common stock to be issued upon conversion would be worth more than the underlying debt if converted upon issuance. That incremental value, computed as $339,000, $170,000, $444,000 and $600,000, respectively, was recorded as additional paid in capital and as debt discount, which will be amortized over the term of the notes.

(b) Secured Term Note

The Company is a party to a certain loan agreement with each of the VC Investors and certain other shareholders of the Company dated February 10, 2004 (the "2004 Secured Term Note”). The 2004 Secured Term Note is in the principal amount of $5.0 million and is secured by a lien on all of the Company's and its subsidiary’s' assets, carries a floating rate of interest equal to the prime rate plus 4.5% and matures on September 30, 2007. An amendment to extend the maturity date of such notes from June 30, 2007 to September 30, 2007 occurred on June 28, 2007. The carrying interest rate at June 30, 2007 and December 31, 2006 was 12.75%. The 2004 Secured Term Note contains cross default provisions with each of the outstanding Bridge Loans. The majority holders of the Bridge Loans also are the majority holders of the 2004 Secured Term Note. To the extent cash is not available to the Company to pay this near-term debt obligation upon maturity, the Company expects to negotiate with its lenders to arrange for alternative means to settle the obligation, including, without limitation, the possible additional extension of maturity or conversion of the 2004 Secured Term Note into equity.

NOTE 10 - COMMON STOCK WARRANTS

At June 30, 2007, the Company had outstanding common stock purchase warrants, all containing cashless exercise features, exercisable for an aggregate of 15,751,000 shares of common stock. Of such outstanding warrants, 4,884,000 were issued in connection with the issuance of bridge loans and financing commitments from 2001 through 2003, 10,701,000 were issued to Watson in connection with their agreement to amend the Watson Notes at December 20, 2002, and 166,000 were issued in 2003 as part of the settlement terms with a former executive officer of the Company. During the six months ended June 30, 2007, warrants to purchase an aggregate 580,092 shares of Common Stock were exercised at exercise prices between $0.12 and $0.66 per share in a series of cashless exercise transactions resulting in the issuance of aggregate 314,000 shares of Common Stock. At June 30, 2007, outstanding common stock purchase warrants of 154,000, 4,085,000 and 11,512,000 will expire if unexercised during the years 2008, 2009 and thereafter, respectively, with a weighted average remaining term of 5.0 years. The exercise prices of the warrants range from $0.12 to $0.34 per share, with a weighted average price of $0.33.

As a result of the November 2006 amendment to the Bridge Loans, the Company’s outstanding common stock purchase warrants started being accounted for as mark-to-market liabilities with a recorded value of $10.784 million at December 31, 2006. Upon revaluing the warrants just before their exercise or as of March 30, 2007 (the date immediately before further amendment to the Bridge Loans), the Company recorded the resulting increase in value as a $1.668 million loss. The increase in the Company’s common stock trading price from December 31, 2006 to March 30, 2007 resulted in the increase in the value of the warrant liability. The Bridge Loan amendment on March 30, 2007 limited the conversion price of the post-October 2006 loans to no lower than $0.21 per share. With this limit in place, the outstanding warrants no longer had to be reflected as Company liabilities. As such, the Company recorded a $12.3 million reclassification of that liability to additional paid-in capital in addition to a $146,000 reclass related to warrants exercised during the first quarter of 2007. To compute the estimated value of the warrant liability just prior to the reclassification described above and at the previous year end, the Company used the Black-Scholes option-pricing model with the following assumptions on these dates:

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

The Company is focused on (i) development and evaluation, in concert with CROs, of product candidates utilizing the Company's Aversion® Technology; (ii) manufacture, quality assurance testing and release, and stability studies of clinical trial supplies and NDA submission batches of certain finished dosage form product candidates utilizing Aversion® Technology; (iii) prosecution of the Company’s patent applications relating to Aversion® Technology with the United States Patent and Trademark Office (“USPTO”) and foreign equivalents; and (iv) negotiation and execution of license and development agreements with pharmaceutical company partners providing that such licensees will further develop certain finished dosage product candidates utilizing the Aversion® Technology and file for regulatory approval with the United States Food and Drug Administration (“FDA”) and other regulatory authorities and commercialize such products.

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

Company’s Present Financial Condition

At June 30, 2007, the Company had unrestricted cash and cash equivalents of $0.1 million compared to $0.2 million at December 31, 2006. The Company had a working capital deficit of $14.7 million and $28.6 million at June 30, 2007 and December 31, 2006, respectively. The Company had an accumulated deficit of $328.9 million and $317.5 million at June 30, 2007 and December 31, 2006, respectively. The Company incurred a loss from operations of $3.3 million and a net loss of $11.4 million during the six months ended June 30, 2007 and a loss from operations of $10.8 million and a net loss of $6.0 million during the year ended December 31, 2006.

On August 9, 2007, the Company had cash and cash equivalents of approximately $80,000 which included the proceeds from an additional Bridge Loan funded in July 2007. The Company estimates that its current cash reserves will fund operating activities through mid to late August 2007.

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

In addition to issued U.S. Patent No. 7,201,920, as of the date of this Report, the Company has pending five U.S. non-provisional patent applications, three WO/PCT patent applications and multiple additional U.S. provisional and international patent filings relating to compositions containing opioid analgesics and other abuseable drugs. Additionally, the Company has seven U.S. patents issued and one U.S. patent application pending related to its Opioid Synthesis Technologies.

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

Technical and Pre-Clinical Development	Status
Formulation development	Complete
Pilot bioequivalence study	Complete
Pivotal oxycodone extraction study	Complete (results summarized below)
Viscosity and syringability of dissolved tablets in various solvents	Study results pending and intended to support product labeling
Tablet stability for NDA submission	Testing in process. 18 month real time data demonstrates stability acceptable for NDA submission
Toxicology studies	Not required per FDA written guidance to the Company

Regulatory Affairs	Status
Investigational New Drug Application (IND)	Active
End of Phase II meeting with FDA	Completed Q1-06
Factorial design clinical studies	Not required per FDA written guidance to Company
Product labeling	Strategy and concepts discussed with FDA. Written guidance provided by FDA to the Company
Regulatory submission for commercial distribution in the U.S.	OxyADF Tablets are eligible for submission as a 505(b)(2) NDA per FDA written guidance to Company
Phase III pivotal clinical trial	A single phase III efficacy and safety trial is required per FDA written guidance to Company

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

Pivotal Oxycodone Extraction Study:

The Company, in concert with a leading pharmaceutical laboratory CRO (the “Laboratory CRO”), completed a pivotal study to assess certain properties of OxyADF using tablets from batches manufactured by the Company at its Culver Facility at a scale of sufficient size to fulfill the FDA’s requirements for a 505(b)(2) NDA submission. The Laboratory CRO was contracted to quantitatively and qualitatively measure the relative difficulty of extracting oxycodone HCl for purposes of intravenous (I.V.) injection from tablet products containing oxycodone HCl. The Laboratory CRO was provided with a list of all ingredients (active and inactive) contained in each product, allotted up to 80 hours total time to complete the evaluations and allowed to use any methodology desired to attempt to extract oxycodone HCl from the tablets in a form suitable for I.V. injection. Products tested were OxyADF (oxycodone HCl/niacin) Tablets, OxyContin® (oxycodone HCl Controlled-Release) Tablets, generic oxycodone HCl 5mg Tablets, and Percocet® (oxycodone HCl/acetaminophen, 5mg/325mg) Tablets. As set forth in the table below, results were reported as (i) percent of drug extracted, (ii) time to extract drug and (iii) difficulty to extract drug on a scale of 1-10, 1 being easy and 10 being extremely difficult. OxyContin® Tablets and generic oxycodone HCl tablets resulted in 71-92% drug extracted in 3-6 minutes and were rated 1-2 in relative difficulty. Percocet® Tablets resulted in 75% oxycodone HCl extracted in 10 minutes (with vacuum assisted filtration) and was rated 3-4 in relative difficulty. OxyADF Tablets resulted in a “trace” of oxycodone HCl extracted in 355 minutes and was rated 10 in relative difficulty. The Company intends to utilize the data and results from this pivotal laboratory study in its 505(b)(2) NDA submission for OxyADF Tablets to the FDA.

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

Aversion® Technology: Intended to Deter Nasal Snorting

In addition to potential intravenous or oral abuse, prospective drug abusers may easily crush or grind currently marketed oxycodone-containing tablet or capsule products. The crushed powder may then be nasally snorted and the oxycodone in the powder is absorbed through the lining of the nasal passages often resulting in a rapid onset of euphoric effects. OxyADF Tablets have three mechanisms intended to discourage nasal snorting. First, OxyADF Tablets are formulated with a functional excipient intended to induce mild burning and irritation of the nasal passages if the tablets are crushed and the prospective drug abuser attempts to snort the crushed tablets. Second, when OxyADF Tablets are crushed and snorted, the Company expects the moisture in the nasal passages will form a viscous gel with the crushed tablet powder, trapping the oxycodone in the gel and reducing the amount of oxycodone available for absorption through the lining of the nasal passages. Third, the Company expects that the viscous gel formed in the nasal passages will result in a sticky mass producing an unpleasant sensation in the nasal passages of the prospective abuser. Therefore, the Company expects potential nasal abusers of OxyADF Tablets to experience mild burning and irritation of the nasal passages, a lower level of oxycodone available for nasal absorption and a physically unpleasant gelatinous mass to form in the nasal passages. The Company has evaluated the potential for reducing nasal absorption using a standard in-vitro experimental process. As discussed below, the Company intends to further evaluate OxyADF Tablet nasal abuse characteristics in laboratory, animal, and phase I clinical studies.

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

OxyADF Tablets Clinical Development Program

Clinical Study Number	Clinical Study Description	Status

Phase I
AP-ADF-101	Niacin dose-response in normal subjects	Final study report complete
AP-ADF-104	Phase I: Bioequivalence to non Aversion® Technology Reference Listed Drug	Final study report complete. OxyADF tablets are bioequivalent to reference listed drug
AP-ADF-106	Evaluate effects of nasal snorting	Received FDA written guidance for protocol design
AP-ADF-108	Single dose pharmacokinetics (dose linearity and food effect)	Received FDA written guidance for protocol design
AP-ADF-109	Multi-dose pharmacokinetics (dose linearity)	Received FDA written guidance for protocol design
AP-ADF-110	Single dose pharmacokinetics and bioavailability. Required if there is not dose linearity	Received initial FDA written guidance for protocol design

Phase II
AP-ADF-102	Relative dislike of oxycodone HCl/niacin versus oxycodone alone in subjects with a history of opioid abuse	Final study report complete
AP-ADF-103	Repeat dose safety and tolerability in normal subjects	Final study report complete
AP-ADF-107	Niacin dose-response in normal subjects	Final study report complete

Phase III
AP-ADF-105	Pivotal efficacy and safety	Special Protocol Assessment (SPA) agreed by FDA

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

This study was a single-center, double-blind, randomized, placebo-controlled, five-period crossover study conducted on an inpatient basis with 5 cohorts of 5 subjects each. Twenty-five subjects (three female and twenty-two male) were admitted for the study. One male subject completed the first drug condition but thereafter withdrew from the study stating personal reasons unrelated to the study. Twenty-four subjects received a single dose of study drug every 48 hours for 9 days. Each subject was randomized to a dosing sequence that included doses of niacin (0, 240, 480, and 600 mg) administered in combination with 40 mg oxycodone HCl while the subjects were fasted on Days 1, 3, 5, and 7. On Day 9, a dose of 600 mg niacin in combination with 40 mg oxycodone HCl was administered following a standardized high-fat breakfast. Each dosing day, vital sign measures and subjective and behavioral effects were assessed before dosing and at 0.5, 1, 1.5, 2, 3, 4, 5, 6, and 12 hours after dosing. Vital signs included systolic and diastolic blood pressure, heart rate, oral temperature and respiratory rate. Subjective changes were measured by subject response to a Drug Rating Questionnaire (DRQS). As an additional measure of subjective effects, subjects completed a 40 item short form of an Addiction Research Inventory (ARCI) that yielded three scale scores - the Morphine Benzedrine Group Scale (MBG), the LSD Specific Scale (LSD) and the Pentobarbital Chlorpromazine Alcohol Group Scale (PCAG). After completion of the study, subjects responded to a Treatment Enjoyment Assessment Questionnaire to select which of the treatments they would take again. Prior to initiating the study, the hypothesis was that the addition of niacin to oxycodone would produce effects that are disliked by subjects with a history of opioid abuse. The maximum scale response to the question “Do you dislike the drug effect you are feeling now?” (i.e. the "Disliking Score"), was designated as the primary efficacy variable. Statistical analysis (maximum dislike response in comparison to 0 mg niacin) was conducted for DRQS, ARCI scales and vital signs. Study results were as follows:

(1)
In the fasting state, all three doses of niacin (240mg, 480mg and 600mg) in combination with oxycodone 40mg produced significant (p < .05) disliking scores compared to oxycodone 40mg alone. The linear regression across niacin dose was not significant. No other subjective measure was significantly affected by the niacin addition to oxycodone.

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

The principal study investigator’s overall conclusion was that the results of this pharmacodynamic study (Study AP-ADF-102) support the hypothesis that the addition of niacin to oxycodone in a minimal ratio of 30 mg niacin to 5 mg oxycodone is aversive when compared to oxycodone alone. The addition of niacin does not alter the safety profile of oxycodone alone. The Company intends to include the data and results from StudyAP-ADF-102 in its 505(b)(2) NDA submission for OxyADF Tablets to the FDA.

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

Study AP-ADF-105: This study is titled “A Phase III, Randomized, Double-blind, Placebo-controlled, Multicenter, Repeat-dose Study of the Safety and Efficacy of OxyADF (oxycodone HCl and niacin) Tablets versus Placebo for the Treatment of Acute, Moderate to Severe Postoperative Pain Following Bunionectomy Surgery in Adult Patients.” This short term phase III study is planned to enroll approximately 400 patients with moderate to severe pain following bunionectomy surgery. The Company submitted the study protocol to the FDA and requested a Special Protocol Assessment (SPA). Clinical protocols for Phase III trials whose data will form the primary basis for an efficacy claim are eligible for a SPA. A SPA from the FDA is an agreement that the Phase III trial protocol design, clinical endpoints, and statistical analyses plan are acceptable to support regulatory approval. A SPA is binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the testing is begun. On June 19, 2007, the Company announced that the FDA and the Company had reached agreement on the SPA for Study AP-ADF-105. The Company believes the completion of Study AP-ADF-105 is the critical time and events path to 505(b)(2) NDA submission for OxyADF Tablets.

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

Results of Operations for the Six Months Ended June 30, 2007 and June 30, 2006

The Company is a specialty pharmaceutical development company engaged in development of innovative Aversion® (abuse deterrent) Technology and related product candidates. To generate revenue, the Company plans to enter into development and commercialization agreements with strategically focused pharmaceutical company partners (the "Partners") providing that such Partners license product candidates utilizing the Company’s Aversion® Technology and further develop, register and commercialize multiple formulations and strengths of such product candidates. The Company had no revenues for the six months ended June 30, 2007 and 2006 and relied upon bridge loans provided by its current primary shareholders to fund operations and development activities.

Research and Development Expenses

The Company’s research and development expenses for the six months ended June 30, 2007 and 2006 were as follows (in thousands):

6 MONTHS ENDED 6/30/07 R&D EXPENSES	6 MONTHS ENDED 6/30/06 R&D EXPENSES	6 MONTHS ENDED 6/30/07 and 6/30/06 R&D EXPENSES CHANGE ($)	6 MONTHS ENDED 6/30/07 and 6/30/06 R&D EXPENSES CHANGE (%)
$1,948	$2,544	($596)	(23%)

Research and development expense in the six months ended June 30, 2007 and 2006 consisted of development of our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2007 and 2006 results are non-cash stock-based compensation charges of $293 and $1,453, respectively. Excluding the stock-based compensation expense, there is a $564 increase in overall expenses primarily attributable to a) incurring clinical study costs of $396 for study AP-ADF-102 which was completed in the second quarter 2007 and study AP-ADF-105 which was only initiated in its start-up phase in the second quarter of 2007, and b) $168 of insurance costs which was realigned from our general and administrative operations and assigned to our research and development operations. The decrease in stock-compensation expense of $1,160 (related to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest and expense over the related employees requisite service periods), is due to the vesting method used for amortization. The fair value of the awards are being amortized using a graded vesting method which treats the award as if the grant was a series of awards rather than a single award and attributes a higher percentage of the reported fair value to the earlier quarters than to the later quarters of the service period.

Marketing , General and Administrative Expenses

Marketing, general and administrative expenses for the six months ended June 30, 2007 and 2006 were as follows (in thousands):

6 MONTHS ENDED 6/30/07 MARKETING, G&A EXPENSES	6 MONTHS ENDED 6/30/06 MARKETING, G&A EXPENSES	6 MONTHS ENDED 6/30/07 and 6/30/06 MARKETING, G&A EXPENSES CHANGE ($)	6 MONTHS ENDED 6/30/07 and 6/30/06 MARKETING, G&A EXPENSES CHANGE (%)
$1,366	$3,724	($2,358)	(63%)

During the six months ended June 30, 2007, marketing expenses consisted of Aversion® Technology primary market research studies and payroll costs. The Company’s general and administrative expenses primarily consisted of legal, audit and other professional fees, corporate insurance, and payroll costs. Included in the 2007 and 2006 results are non-cash stock-based compensation charges of $429 and $2,624, respectively. Excluding the stock-based compensation expense, the expenses decreased $163 which is attributable to a) $87 reduction in general legal services, b) $168 reduction of insurance costs from the realignment of these costs from our general and administrative operations to our research and development operations, and c) offset by $92 increase in marketing studies conducted by the Company. The decrease in stock-compensation expense of $2,195 (related to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest and expense over the related employees requisite service periods) is due to a nonrecurring $480 expense immediately recorded in February 2006 on the grant of restricted stock units to the Company’s independent directors, and to the vesting method used for amortization. The fair value of the awards is being amortized using a graded vesting method which treats the award as if the grant was a series of awards rather than a single award and attributes a higher percentage of the reported fair value to the earlier quarters than to the later quarters of the service period.

Interest Expense, net of Interest Income

The Company’s interest expense, net of interest income for the six months ended June 30, 2007 and 2006 was as follows (in thousands):

6 MONTHS ENDED 6/30/07 INTEREST EXPENSE, NET OF INTEREST INCOME	6 MONTHS ENDED 6/30/06 INTEREST EXPENSE, NET OF INTEREST INCOME	6 MONTHS ENDED 6/30/07 and 6/30/06 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE ($)	6 MONTHS ENDED 6/30/07 and 6/30/06 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE (%)
$809	$485	$324	67%

The Company incurs interest at the prime interest rate plus 4.5%, payable quarterly in common stock, on its $5.0 million Secured Term Note and incurs 10% interest, payable quarterly, on its $9,944 Secured Senior Convertible Bridge Term Notes (“Bridge Loans”). Interest on such Bridge Loans through June 30, 2006 was paid in cash. Commencing with interest due under such Bridge Loans at September 30, 2006, all such interest was paid in the Company’s common stock. All such interest under the $5.0 million Secured Term Note since February 2004 is paid in the Company’s common stock. The increase in net interest expense in 2007 primarily resulted from the addition of $4,759 of Bridge Loans since June 30, 2006 and increases in the prime interest rate. In addition to the net interest expense reflected above, in 2007 the Company also incurred $2,102 of amortization expense related to debt discounts recorded upon issuance of certain debt agreements in latter 2006 and during 2007. The 2006 period had no such expense.

Net Loss

The Company’s net loss for the six months ended June 30, 2007 and 2006 was as follows (in thousands):

6 MONTHS ENDED 6/30/07 NET LOSS	6 MONTHS ENDED 6/30/06 NET LOSS	6 MONTHS ENDED 6/30/07 and 6/30/06 NET LOSS CHANGE ($)	6 MONTHS ENDED 6/30/07 and 6/30/06 NET LOSS CHANGE (%)
$11,358	$6,770	$4,588	68%

Included in the net loss for the six months ended June 30, 2007 are non cash stock-based compensation charges of $722 and $4,077 for the six months ended June 30, 2007 and 2006, respectively.

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

Upon revaluing the aggregate conversion features on all outstanding Bridge Loans as of March 30, 2007 (the date immediately before further amendment to the Bridge Loans), the Company recorded the resulting increase in value as a $3,483 loss. The increase in the Company’s common stock trading price from December 31, 2006 to March 30, 2007 resulted in the increase in the value of the conversion liability. The Bridge Loan amendment on March 30, 2007 limited the conversion price of the post-October 2006 loans to no lower than $0.21 per share. With this limit in place, the outstanding conversion feature no longer had to be reflected as Company liabilities. As such, the Company recorded a $21,086 reclassification of that liability to additional paid-in capital.

As a result of the November 2006 amendment to the Bridge Loans, the Company’s outstanding common stock purchase warrants started being accounted for as mark-to-market liabilities with a recorded value of $10,784 at December 31, 2006. Upon revaluing the warrants just before they were exercised or as of March 30, 2007 (the date immediately before further amendment to the Bridge Loans), the Company recorded the resulting increase in value as a $1,668 loss. The increase in the Company’s common stock trading price from December 31, 2006 to March 30, 2007 resulted in the increase in the value of the warrant liability. The Bridge Loan amendment on March 30, 2007 limited the conversion price of the post-October 2006 loans to no lower than $0.21 per share. With this limit in place, the outstanding warrants no longer had to be reflected as Company liabilities. As such, the Company recorded a $12,307 reclassification of that liability to additional paid-in capital; in addition to a $146 reclass relating to warrants exercised during the first quarter of 2007.

Results of Operations for the Three Months Ended June 30, 2007 and June 30, 2006

The Company had no revenues for the three months ended June 30, 2007 and 2006 and relied upon bridge loans provided by its current primary shareholders to fund operations and development activities.

Research and Development Expenses

The Company’s research and development expenses for the three months ended June 30, 2007 and 2006 were as follows (in thousands):

3 MONTHS ENDED 6/30/07 R&D EXPENSES	3 MONTHS ENDED 6/30/06 R&D EXPENSES	3 MONTHS ENDED 6/30/07 and 6/30/06 R&D EXPENSES CHANGE ($)	3 MONTHS ENDED 6/30/07 and 6/30/06 R&D EXPENSES CHANGE (%)
$752	$1,038	($286)	(28%)

Research and development expense in the three months ended June 30, 2007 and 2006 consisted of development of our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2007 and 2006 results are non-cash stock-based compensation charges of $114 and $504, respectively. Excluding the stock-based compensation expense, there is a $104 increase in overall expenses primarily attributable to $24 of additional clinical study costs and $80 of insurance costs realigned from our general and administrative operations and assigned to our research and development operations. The decrease in stock-compensation expense of $390 (related to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest and expense over the related employees requisite service periods), is due to the vesting method used for amortization. The fair value of the awards are being amortized using a graded vesting method which treats the award as if the grant was a series of awards rather than a single award and attributes a higher percentage of the reported fair value to the earlier quarters than to the later quarters of the service period.

Marketing , General and Administrative Expenses

Marketing, general and administrative expenses for the three months ended June 30, 2007 and 2006 were as follows (in thousands):

3 MONTHS ENDED 6/30/07 MARKETING, G&A EXPENSES	3 MONTHS ENDED 6/30/06 MARKETING, G&A EXPENSES	3 MONTHS ENDED 6/30/07 and 6/30/06 MARKETING, G&A EXPENSES CHANGE ($)	3 MONTHS ENDED 6/30/07 and 6/30/06 MARKETING, G&A EXPENSES CHANGE (%)
$588	$1,303	($715)	(55%)

During the three months ended June 30, 2007, marketing expenses consisted of Aversion® Technology primary market research studies and payroll costs. The Company’s general and administrative expenses primarily consisted of legal, audit and other professional fees, corporate insurance, and payroll costs. Included in the 2007 and 2006 results are non-cash stock-based compensation charges of $55 and $751, respectively. Excluding the stock-based compensation expense, the decrease of $19 in overall expenses is attributable to a) $52 increase in general legal services, b) $80 reduction in insurance costs from the realignment of these costs from our general and administrative operations to our research and development operations, and c) $9 increase in marketing studies conducted by the Company. The decrease in stock-compensation expense of $696 (related to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to 2006 which continue to vest and expense over the related employees’ requisite service periods) is due to the vesting method used for amortization. The fair value of the awards is being amortized using a graded vesting method which treats the award as if the grant was a series of awards rather than a single award and attributes a higher percentage of the reported fair value to the earlier quarters than to the later quarters of the service period.

Interest Expense, net of Interest Income

The Company’s interest expense, net of interest income for the three months ended June 30, 2007 and 2006 was as follows (in thousands):

3 MONTHS ENDED 6/30/07 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 6/30/06 INTEREST EXPENSE, NET OF INTEREST INCOME	3 MONTHS ENDED 6/30/07 and 6/30/06 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE ($)	3 MONTHS ENDED 6/30/07 and 6/30/06 INTEREST EXPENSE, NET OF INTEREST INCOME CHANGE (%)
$447	$264	$183	69%

The Company incurs interest at the prime interest rate plus 4.5%, payable quarterly in common stock, on its $5.0 million Secured Term Note and incurs 10% interest, payable quarterly, on its $9,944 Secured Senior Convertible Bridge Term Notes (“Bridge Loans”). Interest on such Bridge Loans through June 30, 2006 was paid in cash. Commencing with interest due under such Bridge Loans at September 30, 2006, all such interest was paid in the Company’s common stock. The increase in net interest expense in 2007 primarily resulted from the addition of $4,759 of Bridge Loans since June 30, 2006 and increases in the prime interest rate.

In addition to the net interest expense reflected above, in 2007 the Company also incurred $410 of amortization expense related to debt discounts recorded upon issuance of certain debt agreements in latter 2006 and during 2007. The 2006 period had no such expense.

Net Loss

The Company’s net loss for the three months ended June 30, 2007 and 2006 was as follows (in thousands):

3 MONTHS ENDED 6/30/07 NET LOSS	3 MONTHS ENDED 6/30/06 NET LOSS	3 MONTHS ENDED 6/30/07 and 6/30/06 NET LOSS CHANGE ($)	3 MONTHS ENDED 6/30/07 and 6/30/06 NET LOSS CHANGE (%)
$2,199	$2,615	($416)	(16%)

Included in the net loss for the three months ended June 30, 2007 are non cash stock-based compensation charges of $169 and $1,255 for the three months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At June 30, 2007, the Company had unrestricted cash and cash equivalents of $0.1 million compared to $0.2 million at December 31, 2006. The Company had a working capital deficit of $14.7 million at June 30, 2007 compared to a working capital deficit of $28.6 million at December 31, 2006, with the decrease primarily due to the reclassification of $16.8 million conversion feature liabilities into additional paid in capital, offset by an increase of $2.1 million of Bridge Loans, both as described in Note 9 of this Report.

Cash flows used in operating activities were $2.2 million and $2.5 million for the six months ended June 30, 2007 and 2006, respectively, primarily representing our net loss for those periods less non-cash charges related to amortization of debt discount, fair value changes of conversion features and common stock warrants for the 2007 period, and stock compensation and common stock issued for interest for both 2007 and 2006 periods. Capital expenditures offset by proceeds from asset disposals make up our immaterial cash flows used in investing activities for the 2007 period and generated less than $60,000 in the 2006 period. Our financing activities of $2.1 million and $2.7 million for the respective six month periods are primarily from additional Bridge Loan borrowings.

Commercial Focus, Cash Reserves and Funding Requirements

As of August 9, 2007, the Company had cash and cash equivalents of approximately $80,000, which included the proceeds from an additional Bridge Loan funded in July 2007. Such cash reserves will be fund operating activities through mid to late August 2007. The Company's future sources of revenue, if any, will be derived from contract signing fees, milestone payments and royalties and/or profit sharing payments from licensees for the Company's Aversion® Technology. To fund further operations and product development activities the Company must raise additional financing, or enter into alliances or collaboration agreements with third parties resulting in cash payments to the Company. The Company is seeking to secure working capital providing gross proceeds to the Company in the range of approximately $15 million to $20 million through the private offering of the Company’s securities. The terms of any such securities offering, including, without limitation, the type of equity securities (or securities convertible into equity securities) and the price per share, have not been determined and will, in large part, be determined based upon negotiations between the Company and prospective investors in such private offering. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Even assuming the Company is successful in securing additional sources of financing to fund the continued development of the Aversion® Technology, or enters into alliances or collaborative agreements relating to the Aversion® Technology, there can be no assurance that the Company's development efforts will result in commercially viable products. The Company's failure to successfully develop the Aversion® Technology in a timely manner, and to avoid infringing third-party patents and other intellectual property rights will have a material adverse impact on its financial condition and results of operations.

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

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of June 30, 2007 (in thousands):

Expected cash payments on contractual obligations outstanding at June 30, 2007	Total	Due in 2007	Due in 2008	Due Thereafter

Convertible bridge term notes, gross (2)	$9,944	$9,944	$-	$-
Interest on fixed rate debt (1)	254	254	-	-
Term note (2)	5,000	5,000	-	-
Capital leases	20	13	7	-
Operating leases	5	5	-	-
Clinical trials	160	160	-	-
Employment agreements	370	370	-	-
Total contractual cash obligations	$15,753	$15,746	$7	$-

Expected cash payments on contractual obligations entered into subsequent to June 30, 2007	Total	Due in 2007	Due in 2008	Due Thereafter

Convertible bridge term notes, gross (2)	$600	$600	$-	$-
Interest on fixed rate debt (1)	14	14	-	-
Operating leases	15	10	5	-
Total contractual cash obligations	$629	$624	$5	$-

(1)
At the Company’s option, the $268 of interest on the Company’s fixed rate Senior Secured Convertible Bridge Term Notes is payable in either cash or Company common stock. Interest on the Company’s variable rate debt is payable in Company common stock (Note 9) and is not reflected in this schedule.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuance of Common Stock. During the quarter ended June 30, 2007, the Company issued Common Stock in the amounts of (i) 228,290 shares valued at $253,000 as payment of interest due June 30, 2007 on the Company’s Senior Secured Convertible Bridge Term Notes, (ii) 175,813 shares valued at $195,000 as payment of interest due June 30, 2007 on the Company's Secured Term Note and (iii) 148,281 shares for the cashless exercise of 170,000 common stock purchase warrants.

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

August 9, 2007	ACURA PHARMACEUTICALS, INC.

/s/ Andrew D. Reddick
Andrew D. Reddick President & Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens Senior VP & Chief Financial Officer