Form 10-Q
period 2008-06-30
ACURA PHARMACEUTICALS, INC
filed 2008-07-30
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20649

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large” filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 29, 2008 the registrant had 42,723,254 shares of Common Stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX

PART 1. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

UNAUDITED
(in thousands, except par values)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$32,924	$31,368
Short-term investments	5,000	-
Collaboration revenue receivable	1,977	2,977
Prepaid clinical study costs	-	388
Prepaid insurance	486	202
Prepaid expense and other current assets	151	47
Deferred income taxes	38	9,600
Total current assets	40,576	44,582
Property, plant and equipment, net	1,123	1,046
Total assets	$41,699	$45,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Deferred program fee revenue – current portion	$5,053	$21,942
Accrued expenses	597	334
Total current liabilities	5,650	22,276
Non-Current Liabilities
Deferred program fee revenue – non current portion	2,105	4,632
Total liabilities	7,755	26,908
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock - $.01 par value; 650,000 shares authorized; 42,723 and 42,706 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	427	427
Additional paid-in capital	341,058	340,153
Accumulated deficit	(307,541)	(321,860)
Total stockholders’ equity	33,944	18,720
Total liabilities and stockholders’ equity	$41,699	$45,628

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(in thousands, except per share data)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007

Revenue
Program fee revenue	$22,415	$-	$8,708	$-
Milestone revenue	5,000	-	5,000	-
Collaboration revenue	5,354	-	1,977	-
Total revenue	32,769	-	15,685	-

Operating Expenses
Research and development expenses	7,166	1,948	3,084	752
Marketing, general and administrative expenses	2,244	1,366	1,374	588
Total operating expenses	9,410	3,314	4,458	1,340
Operating income (loss)	23,359	(3,314)	11,227	(1,340)

Other Income (Expense)
Interest income (expense), net	504	(809)	207	(447)
Amortization of debt discount	-	(2,102)	-	(410)
Loss on fair value change of conversion features	-	(3,483)	-	-
Loss on fair value change of common stock warrants	-	(1,668)	-	-
Other income (expense)	17	(2)	17	(2)
Gain on asset disposals	1	20	1	-
Total other income (expense)	522	(8,044)	225	(859)

Income (loss) before income tax expense	23,881	(11,358)	11,452	(2,199)
Income tax expense	9,562	-	4,582	-
Net Income (Loss)	$14,319	$(11,358)	$6,870	$(2,199)

Earnings (loss) per share
Basic	$0.31	$(0.32)	$0.15	$(0.06)
Diluted	$0.28	$(0.32)	$0.13	$(0.06)

Weighted average shares used in computation
Basic	45,665	35,404	45,673	35,540
Diluted	51,319	35,404	51,327	35,540

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2008

UNAUDITED
(in thousands, except par values)

	Common Stock $0.01 Par Value - Shares	Common Stock $0.01 Par Value - Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2007	42,706	$427	$340,153	$(321,860)	$18,720

Net income	-	-	-	14,319	14,319
Stock based compensation	-	-	885	-	885
Exercise of warrant	17	-	20	-	20

Balance at June 30, 2008	42,723	$427	$341,058	$(307,541)	$33,944

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

UNAUDITED
(in thousands, except supplemental disclosures)

	2008	2007
Cash flows from Operating Activities:
Net income (loss)	$14,319	$(11,358)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	72	61
Amortization of debt discount	-	2,102
Loss on fair value change of conversion features	-	3,483
Loss on fair value change of common stock warrants	-	1,668
Common stock issued for interest	-	812
Non-cash stock compensation expense	885	722
Gain on asset disposals	(1)	(20)
Deferred income taxes	9,562	-
Impairment reserve against fixed assets	(17)	-

Changes in assets and liabilities
Collaboration revenue receivable	1,000	-
Prepaid expenses and other current assets	-	60
Accounts payable	-	63
Accrued expenses	262	188
Deferred program fee revenue	(19,416)	-
Net cash provided by (used in) operating activities	6,666	(2,219)

Cash flows from Investing Activities
Purchase of investments	(5,000)	-
Capital expenditures	(131)	(29)
Proceeds from asset disposals	1	20
Net cash used in investing activities	(5,130)	(9)

Cash flows from Financing Activities
Proceeds from issuance of senior secured term notes payable	-	2,096
Proceeds from exercise of stock warrant	20	-
Payments on capital lease obligations	-	(13)
Net cash provided by financing activities	20	2,083

Increase (decrease) in cash and cash equivalents	1,556	(145)
Cash and cash equivalents at beginning of period	31,368	228
Cash and cash equivalents at end of period	$32,924	$83

Cash paid during the period for interest	$2	$6

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES

UNAUDITED
(in thousands, except supplemental disclosures)

Six Months Ended June 30, 2008

1.	Impaired fixed assets with a $51,000 net book value were disposed and a $17,000 reduction in the impairment allowance was favorably recognized.

Six Months Ended June 30, 2007

1.	The Company issued 47,552 shares of common stock as payment of $460,000 of Senior Secured Convertible Bridge Term Notes Payable accrued interest.
2.	The Company issued 36,151 shares of common stock as payment of $352,000 of Secured Term Note Payable accrued interest.
3.
Warrants to purchase an aggregate 58,009 shares of common stock were exercised at exercise prices between $1.20 and $6.60 per share in a series of cashless exercise transactions resulting in the issuance of an aggregate 31,362 shares of common stock.

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

5.
The change in the common stock warrants’ fair value through March 30, 2007 resulted in a loss of $1,668,000. Due to a debt agreement modification on March 30, 2007, the then current $12,307,000 fair value of all 1,592,100 outstanding common stock warrants was reclassified from liabilities to equity, as was $146,000 of such value related to warrants exercised during the period.

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Acura Pharmaceuticals, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly the financial position as of June 30, 2008 and results of operations and cash flows for the three months and six months ended June 30, 2008 have been made. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The year-end consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. Amounts presented have been rounded to the nearest thousand, where indicated, except per share data and par values. All share and per share data have been retroactively adjusted to reflect a one-for-ten reverse stock split on December 5, 2007.

NOTE 2 – RESEARCH AND DEVELOPMENT

Research and Development (“R&D”) expenses include internal R&D activities, external contract research organization (“CRO”) activities, and other activities.  Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, depreciation, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and incentive compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include clinical trial studies, regulatory consulting, regulatory counsel, and patent counsel. Internal R&D activities and other activity expenses are charged to operations as incurred.  The Company makes payments to CROs based on agreed upon terms including payments in advance of the study starting date. The Company reviews and accrues CRO and clinical trial study expenses based on work performed and relies on estimates of those costs applicable to the stage of completion of a study provided by the CRO.  Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Advance payments are amortized to expense based on work performed. The Company has entered into several CRO clinical trial agreements pursuant to which $0 and $388,000 was prepaid at June 30, 2008 and December 31, 2007, respectively. Unfunded CRO commitments were $2,157,000 and $3,991,000 at June 30, 2008 and December 31, 2007, respectively and CRO expenses are expected to be incurred as patients or subjects are enrolled into the clinical studies.

NOTE 3 – REVENUE RECOGNITION AND DEFERRED PROGRAM FEE REVENUE

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

In connection with our License, Development and Commercialization Agreement dated October 30, 2007 (the “King Agreement”) between King Pharmaceuticals Research and Development, Inc. (“King”) and us, we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from amortized upfront payments, such as the $30.0 million upfront payment from King received in December 2007, and license fees, such as the $3.0 million option exercise fee paid by King to us in May 2008 upon the exercise of its option to license a third opioid analgesic product candidate utilizing our Aversion® Technology. We have assigned a portion of the King upfront payment to each of the three product candidates identified in the King Agreement and recognize the upfront payment as program fee revenue ratably over our estimate of the development period for each identified product candidate. Collaboration revenue is derived from reimbursement of development expenses, which are invoiced quarterly in arrears, are recognized when costs are incurred pursuant to the King Agreement. King is obligated to pay us development milestone payments contingent upon the achievement of certain substantive events in the development of Acurox™ Tablets and other product candidates licensed to King under the King Agreement. Milestone payments from King are recognized as revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product. As such, the milestones are substantially at risk at the inception of the King Agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment. Each milestone payment is non-refundable and non-creditable when made. In June 2008, King paid us a $5.0 million milestone payment for successfully achieving the primary endpoints in our pivotal Phase III study, AP-ADF-105 for Acurox™ Tablets. The ongoing research and development services being provided to King under the King Agreement are priced at the Company's cost to provide such services.

NOTE 4 – INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Net operating loss and tax credit carryforwards are reported as deferred income tax assets and therefore the realization of deferred income tax assets is dependent upon future earnings. SFAS 109 requires a valuation allowance against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. The Company has placed a 100% valuation allowance against its deferred income tax assets.

During the year ended December 31, 2007, the Company determined it was more likely than not that it would be able to realize some of its deferred income tax assets in the near future, and recorded a $9.6 million adjustment to the deferred income tax asset valuation allowance. This adjustment recognized a benefit from income taxes in our income for such period and provided a current deferred income tax asset. During the six months ended June 30, 2008, the Company recorded a tax provision of $9.6 million and reduced its deferred income tax asset by the same amount. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

The Company has determined that Section 382 of the Internal Revenue Code applies to the Company’s 2004 equity restructuring events. At June 30, 2008, the Company had $52 million of Federal net operating loss carryforwards (“NOLS”) which may be used to offset future taxable income. These NOLs expire between 2009 and 2027. The Company has also determined that as a result of the 2004 equity restructuring events, $83 million of NOLs incurred prior to the 2004 restructuring events are impaired and currently will not be available to offset future income. The Company is in the process of seeking a Private Letter Ruling from the Internal Revenue Service that, if successful, would allow the Company to utilize some or all of the impaired NOLs in the future.

 NOTE 5 – SHARE-BASED COMPENSATION

The Company has share-based compensation plans including stock options and restricted stock units for its employees and directors. On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) release FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“FASB 123R”)”. The compensation cost relating to share-based payment transactions is now measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option unit on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Included in the six months ended June 30, 2008 and 2007 is $885,000 and $722,000, respectively, and included in the three months ended June 30, 2008 and 2007 is $764,000 and $280,000, respectively, of share-based compensation expense.

Restricted Stock Unit Award Plan

The Company has a Restricted Stock Unit Award Plan (the “2005 RSU Plan”) for its employees and non-employee directors. A Restricted Stock Unit (“RSU”) represents the contingent obligation of the Company to deliver a share of its common stock to the holder of the RSU on a distribution date. RSUs for up to 3.5 million shares of common stock are authorized for issuance under the 2005 RSU Plan.

Absent a change of control, one-fourth of vested shares of common stock underlying an RSU award will be distributed (after payment of $0.01 par value per share) on January 1 of each of 2011, 2012, 2013 and 2014. If a change in control occurs (whether prior to or after 2011), the vested shares underlying the RSU award will be distributed at or about the time of the change in control.

In December 2005, an aggregate of 2.75 million RSUs were granted to the Company’s employees. In February 2006, an aggregate of 200,000 RSUs were granted to the Company’s two independent directors. In April 2008, 50,000 RSUs were granted to a Company employee. Of the 3.0 million RSU awards granted, 2.95 million vested to the extent of approximately one third upon grant and the other two thirds using on a straight-line monthly basis through December 2007, with the balance of 50,000 RSUs vesting at the rate of 2,500 per month through December 2009.

The weighted average fair value of all RSU grants is $3.49 per share of common stock underlying each RSU. Fair value is defined as the market price per share of the Company’s common stock on the date of an RSU grant less the exercise cost of each RSU. The total share-based compensation expense to be incurred by the Company is the fair value of all RSUs granted. The fair value of the February 2006 RSU grant was $0.7 million which was entirely expensed on the grant date as this grant was for performance of past service. The fair value of the December 2005 RSU grant was $9.7 million and was amortized using a graded vesting method which treated the December 2005 RSU grant as a series of awards rather than a single award and attributed a higher percentage of the reported fair value to stock-based compensation expense in the earlier years of the vesting schedule than to the later years. The fair value of the April 2008 RSU grant was $0.4 million. The Company recognized $0.1 million and $0.4 million of share-based compensation expense from the RSU awards during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had $370,000 of unrecognized share-based compensation expense related to the RSUs, which will be recognized over the remaining period of 18 months. As of June 30, 2008 and December 31, 2007, the aggregate intrinsic value of the RSU awards outstanding and vested was $23.5 million and $18.0 million, respectively.

Stock Option Plans

The Company has stock options outstanding under several stock option plans. The Company’s 1995 Stock Option Plan expired in May 2005 and its 1998 stock Option Plan expired in April 2008 but options granted under such plans remain outstanding. On April 30, 2008 the Company's shareholders approved a 2008 Stock Option Plan authorizing the granting of options to purchase up to 6.0 million shares of the Company’s common stock.

Stock options to purchase 3.0 million and 1.9 million shares with a weighted-average exercise price of $4.94 and $2.54 were outstanding at June 30, 2008 and December 31, 2007, respectively, of which 2.0 million and 1.8 million options were vested at June 30, 2008 and December 31, 2007, respectively. During the three months ended June 30, 2008, stock options to purchase an aggregate 90,000 shares having an exercise price of $6.50 were granted, options to purchase 44,000 shares expired, and no options were exercised. During the six months ended June 30, 2008, stock options to purchase an aggregate 1.2 million shares having a weighted average exercise price of $9.58 were granted, options to purchase 49,000 shares expired, and no options were exercised.

As of June 30, 2008 the Company had $9.9 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of nine months.  Total intrinsic value of stock options outstanding and exercisable at June 30, 2008 and December 31, 2007 was $11.1 million and $8.1 million, respectively.

NOTE 6– EARNINGS (LOSS) PER SHARE

The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of both common shares and vested RSUs outstanding during the period. A RSU represents the contingent obligation of the Company to deliver a share of its common stock to the holder of a vested RSU on a distribution date. The computation of diluted earnings (loss) per share is based on the same number of both common shares and vested RSUs used in the basic earning (loss) computation, but adjusted for the effect of other potentially dilutive securities. Excluded from the diluted earnings (loss) per share computation at June 30, 2007 are 7.7 million of potentially dilutive securities, as the effect of including them would be antidilutive. Accordingly, the loss per share is the same result for both basic and diluted computations.

Net loss used in the Company’s earnings (loss) per share computations includes the impact of dividends deemed to have been issued to certain common shareholders as a result of modifications to debt agreements with those shareholders.
	Six months ended June 30,		Three months ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Basic earnings (loss) per share
Numerator:
Net income (loss)	$14,319	$(11,358)	$6,870	$(2,199)
Deemed dividend from modification of debt	-	(3)	-	-
Net income (loss) allocable to common shareholder	$14,319	$(11,361)	$6,870	$(2,199)

Denominator:
Common shares (weighted)	42,714	33,138	42,722	33,164
Vested restricted stock units (weighted)	2,951	2,265	2,951	2,376
Weighted average shares used in computing basic earnings (loss) per share allocable to common shareholder	45,665	35,403	45,673	35,540

Basic earnings (loss) per share allocable to common shareholder	$0.31	$(0.32)	$0.15	$(0.06)

Diluted earnings per share
Denominator:
Common shares (weighted)	42,714	-	42,722	-
Vested restricted stock units (weighted)	2,951	-	2,951	-
Stock options	1,746	-	1,746	-
Common stock warrants	3,908	-	3,908	-
Weighted average shares used in computing diluted earnings per share allocable to common shareholder	51,319	-	51,327	-

Diluted earnings (loss) per share allocable to common shareholder	$0.28	$(0.32)	$0.13	$(0.06)

Excluded potentially dilutive securities:
Common stock issuable (see #1 below):
Stock options (vested and nonvested)	1,224	1,899	1,224	1,899
Nonvested restricted stock units	45	492	45	492
Common stock warrants	47	1,575	47	1,575
Convertible bridge term notes	-	3,770	-	3,770
Total excluded dilutive common stock equivalents	1,316	7,736	1,316	7,736

(1) Number of common shares issuable is based on maximum number of common shares issuable on exercise or conversion of the related securities as of period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations required if the securities were dilutive.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	Jun 30,	Dec 31,
	2008	2007
Payroll, payroll taxes and benefits	$132	$63
Legal fees	57	35
Audit examination and tax preparation fees	87	120
Franchise taxes	23	15
Property taxes	43	34
Clinical, regulatory, trademarks, and patent consulting fees	233	50
Other fees and services	22	17

	$597	$334

NOTE 8 – COMMON STOCK WARRANTS

At June 30, 2008, the Company had outstanding common stock purchase warrants, exercisable for an aggregate of approximately 3,955,000 shares of common stock, all of which contain cashless exercise features. A warrant for 17,000 shares of common stock was exercised at a cash exercise price of $1.20 per share during the six month period month period ended June 30, 2008. During the six months ended June 30, 2007, warrants to purchase aggregate 58,009 shares of common stock were exercised at exercise prices between $1.20 and $6.60 per share in a series of cashless exercise transactions resulting in the issuance of aggregate 31,362 shares of common stock. At June 30, 2008, outstanding common stock purchase warrants of 47,000, 409,000, 64,000 and 3,435,000 will expire if unexercised during the 2008, 2009, 2010 and years thereafter, respectively, and have a weighted average remaining term of 5.3 years. The exercise prices of these warrants range from $1.29 to $9.90 per share, with a weighted average exercise price of $3.25.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

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

The employment agreement of Ron Spivey, Senior Vice President and Chief Scientific Officer was amended to provide that Dr. Spivey will receive a $315,000 bonus payment (in addition to any other payments to which he may be entitled pursuant to the Executive Employment Agreement) if he remains employed by us through December 31, 2008. The bonus payment will also be payable if Dr. Spivey’s employment is terminated by us without Cause (as defined in his Executive Employment Agreement) or if he terminates his employment for Good Reason (as defined in his Executive Employment Agreement) prior to December 31, 2008. The bonus payment will be paid on December 31, 2008. In addition, as part of the amendment to Dr. Spivey’s Executive Employment Agreement, we entered into an Amended and Restated Employment Agreement to be effective January 1, 2009. The Amended and Restated Employment Agreement provides that commencing January 1, 2009, Dr. Spivey will continue his employment with us through December 31, 2010 on a part-time basis (10 weeks per year) at an annual salary of $120,000 and will have the title of Senior Scientific Advisor. Dr. Spivey will report to the Chief Executive Officer and will be eligible for benefits offered to part-time employees.

The employment agreements of Andrew D. Reddick, President and Chief Executive Officer and Peter A. Clemens, Senior Vice President and Chief Executive Officer, which automatically renew annually unless a party provides the other party a notice of non-renewal, were amended to provide that the expiration of the agreements due to our non-renewal constitutes a termination without Cause (as defined in the respective agreements) and our providing of a notice of non-renewal will permit Messrs. Reddick and Clemens to terminate their respective agreements for Good Reason (as defined in such agreements). A termination without Cause or a termination for Good Reason will, among other things, trigger severance and bonus payments under the respective agreements.

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

NOTE 10 – RECENT EVENTS

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

Under the terms of the King Agreement, King made an upfront cash payment to Acura of $30 million in December 2007. In May 2008 King paid us a $3.0 million option exercise fee upon King’s exercise of its option to license a third opioid analgesic product utilizing our Aversion® Technology. In addition, in June 2008, King paid us a $5.0 million milestone payment relating to the successful achievement of the primary endpoints for our pivotal Phase III study for Acurox® Tablets. Depending on the achievement of certain regulatory milestones, King could also make additional cash payments to Acura of up to $23 million relating to Acurox™ Tablets and similar amounts with respect to each additional Aversion® Technology product developed under the King Agreement. King will reimburse Acura for all research and development expenses incurred beginning from September 19, 2007 for Acurox™ Tablets and all research and development expenses related to future products after King's exercise of its option to an exclusive license for each future product. King will record net sales of all products. Commencing one year after the first commercial sale of the first product commercialized, King will pay us a royalty ranging from 5% to 25% based on the level of combined annual net sales for all products commercialized subject to the King Agreement. King will also make a one-time cash payment to us of $50 million in the first year in which the combined annual net sales of all products exceed $750 million.

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

In May 2008, we announced that King exercised its option to license a third immediate-release opioid analgesic product utilizing Acura’s proprietary Aversion® Technology. In June 2008, we announced that clinical evaluation is allowed under an active Investigational New Drug application (“IND”) for a second undisclosed opioid analgesic product candidate using Aversion® Technology. Both of these product candidates are licensed to King and are being developed under the auspices of a joint steering committee.

In June 2008, we announced positive top-line results from our pivotal Phase III study, AP-ADF-105 (“Study 105”). Both strengths of Acurox™ Tablets met the primary pain relief endpoint compared to placebo (p=.0001, and p<.0001). The most prevalent reported adverse events in patients receiving Acurox™ Tablets were nausea, vomiting, dizziness, pruritis and flushing. Study 105 was conducted under the U.S. Food and Drug Administration (“FDA”) Special Protocol Assessment (“SPA”) provision.

The foregoing description of the Agreement contains forward-looking statements about Acurox™ Tablets and other products developed pursuant to the King Agreement. As with any pharmaceutical products under development or proposed to be developed, substantial risks and uncertainties exist in development, regulatory review and commercialization process. There can be no assurance that any product developed, in whole or in part, pursuant to the King Agreement will receive regulatory approval or prove to be commercially successful. Accordingly, investors in the Company should recognize that there is no assurance that the Company will receive the milestone payments or royalty revenues described in the King Agreement or even if such milestones are achieved that the related products will be successfully commercialized and that any royalty revenues payable to the Company by King will materialize. For further discussion of other risks and uncertainties associated with the Company, see Item 1A in Part II in this Report and our Annual Report on Form 10-K for the year ended December 31, 2007, under the heading “Risks Factors”.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included elsewhere in this Report. Historical operating results are not necessarily indicative of results that may occur in future periods.

Forward Looking Statements

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, our ability and the ability of King (to whom we have licensed our Aversion Technology for certain opioid Analgesic products in the United States, Canada and Mexico) and the ability other pharmaceutical companies, if any, to whom we may license our Aversion® Technology, to obtain necessary regulatory approvals and commercialize products utilizing the Aversion® Technology, the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties, and the ability to fulfill the U.S. Food and Drug Administration’s (“FDA”) requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date and the results of other laboratory and clinical studies, to support FDA approval of our product candidates, the adequacy of the development program for our product candidates, changes in regulatory requirements, adverse safety findings relating to our product candidates, the risk that the FDA may not agree with our analysis of our clinical studies and may evaluate the results of these studies by different methods or conclude that the results of the studies are not statistically significant, clinically meaningful or that there were human errors in the conduct of the studies or otherwise, the risk that further studies of our product candidates are not positive or otherwise do not support FDA approval or commercially viable product labeling, and the uncertainties inherent in scientific research, drug development, clinical trials and the regulatory approval process.   Other important factors that may also affect future results include, but are not limited to: our ability to attract and retain highly skilled personnel; our ability to secure and protect our patents, trademarks and proprietary rights; litigation or regulatory action that could require us to pay significant damages or change the way we conduct our business; our ability to compete successfully against current and future competitors; our dependence on third-party suppliers of raw materials; our ability to secure U.S. Drug Enforcement Administration ("DEA") quotas and source the active ingredients of our products in development; difficulties or delays in clinical trials for our product candidate or in the commercial manufacture and supply of our products; and other risks and uncertainties detailed in this Report. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

Company Overview

We are a specialty pharmaceutical company engaged in research, development and manufacture of innovative Aversion® Technology and related product candidates. Product candidates developed with Aversion® Technology and containing opioid analgesic active ingredients are intended to effectively relieve pain and also discourage the most common methods of pharmaceutical product misuse and abuse including; (i) intravenous injection of dissolved tablets or capsules, (ii) nasal snorting of crushed tablets or capsules and (iii) intentional swallowing of excessive numbers of tablets or capsules. Acurox™ Tablets, our lead product candidate utilizing Aversion® Technology, is being developed pursuant to an active investigational new drug application (“IND”) on file with the U.S. Food and Drug Administration (“FDA”). Aversion® Technology is our patented platform technology for developing pharmaceutical products containing potentially abuseable drugs including oxycodone, hydrocodone, oxymorphone, hydromorphone, morphine, codeine, tramadol, propoxyphene, and many others. Additional Aversion® Technology patents are pending encompassing a wide range of abuseable drugs including stimulants, tranquilizers and sedatives. Aversion® Technology is applicable to orally administered tablets and capsules. In addition to the active ingredient, Aversion® Technology utilizes certain patented compositions of pharmaceutical product inactive and active ingredients intended to discourage or deter pharmaceutical product abuse.

Status of Patent Applications, Patent Publications, and Issued Patents

In April 2007, the United States Patent and Trademark Office (the “USPTO”), issued to us U.S. Patent No. 7,201,920 titled “Methods and Compositions for Deterring Abuse of Opioid Containing Dosage Forms”. The 54 allowed patent claims encompass pharmaceutical compositions intended to reduce or discourage the most common methods of prescription opioid analgesic product misuse and abuse. The opioid analgesics in the issued patent claims include oxycodone, hydrocodone, hydromorphone, morphine, codeine, tramadol, propoxyphene and many others.

In June 2008, the USPTO issued to the Company a Notice of Allowance for a non-provisional patent application titled “Methods and Compositions for Deterring Abuse of Opioid Containing Dosage Forms” (the “122 Application”).  After further review of one of the 21 claims discussed in the Notice of Allowance and after consideration of a potential interference proceeding relating to a third party patent application containing a similar claim, we filed with the USPTO a Request for Continued Examination relating to the 122 Application and simultaneously cancelled one of the 21 allowed claims. Although no assurance can be given, based on the USPTO’s prior review of the 122 Application, we expect that a Notice of Allowance for the remaining 20 claims included in the 122 Application will be granted by the USPTO in the coming months. The 20 claims included in our amended 122 Application are intended to enhance and broaden the patent coverage provided by the 54 issued claims in the Company's first patent relating to deterring abuse of opioids.

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

Reference is made to Part II, “Item 1A. Risk Factors Relating to the Company” for a discussion, among other things, of pending patent applications owned by third parties which have claims that encompass our Acurox® Tablets product candidate and the Aversion® Technology. If such third party patent applications result in valid and enforceable issued patents containing claims in their current firm, we or our licensees could be required to obtain a license to such patents, should one be available, or alternatively, to alter the Aversion® Technology so as to avoid infringing such third-party patents.

Company’s Present Financial Condition

At July 29, 2008, we had cash and cash equivalents of approximately $37.0 million. We estimate that our current cash reserves will be sufficient to fund operations and the development of Aversion® Technology and related product candidates through at least the next 12 months.

As described in Note 10 - Recent Events, in December, 2007, we and King closed a License, Development and Commercialization Agreement (the “King Agreement”) to develop and commercialize certain opioid analgesic products utilizing our proprietary Aversion® Technology in the United States, Canada and Mexico. During the six months ended June 30, 2008, we recognized revenues of $19.4 million of the $30.0 million upfront cash payment received from King in December 2007, recognized a $3.0 million option exercise fee paid to us by King upon the exercise of its option to license a third opioid analgesic product candidate, recognized a $5.0 million Acurox™ tablet development milestone received from King, and recognized revenues for reimbursement by King of our Acurox™ tablet development expenses. We have yet to generate any royalty revenues from product sales. We expect to rely on our current cash resources and additional payments that may be made under the King Agreement and under similar license agreements with other pharmaceutical company partners, of which there can be no assurance, in funding our continued operations. Our cash requirements for operating activities may increase in the future as we continue to conduct pre-clinical studies and clinical trials for our product candidates, maintain, defend, if necessary and expand the scope of our intellectual property, hire additional personnel, or invest in other areas.

Results of Operations for the Six Months Ended June 30, 2008 and June 30, 2007

Revenue
	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Revenue – Program fee revenue	$22,415	$-	$22,415	*	%

King paid us a $30.0 million upfront fee in connection with the closing of the King Agreement in December 2007. Program fee revenue recognized for the six months ended June 30, 2008 from amortization of this upfront fee was $19.4 million. We have assigned a portion of the program fee revenue to each of three product candidates identified under the King Agreement and expect to recognize the remainder of the program fee revenue ratably over our estimate of the development period for each of these product candidates identified in the King Agreement. We currently estimate the development period to extend through November, 2009. Also, included in program fee revenue is a $3.0 million option exercise fee paid by King to us in May 2008 upon the exercise of its option to license a third opioid analgesic product candidate under the King Agreement. The Company had no program fee revenue for the six months ended June 30, 2007.

	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Revenue – Milestone revenue	$5,000	$-	$5,000	*	%

In June 2008, King paid us a $5.0 million milestone payment for successfully achieving the primary end points in our pivotal Phase III study, AP-ADF-105 for Acurox™ Tablets. The Company had no milestone revenue for the six months ended June 30, 2007.

	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Revenue – Collaboration fee revenue	$5,354	$-	$5,354	*	%

Collaboration revenue recognized for the six months ended June 30, 2008 was $5.4 million for billed reimbursement of our Acurox™ Tablets development expenses incurred pursuant to the King Agreement from January 1, 2008 to June 30, 2008. We invoice King in arrears on a calendar quarter basis for our Acurox™ tablet development expenses under the King Agreement. We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses. The Company had no collaboration revenue for the six months ended June 30, 2007.

 Operating Expenses
	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Research and development expenses	$7,166	$1,948	$5,218	268%

Research and development expense during the six months ended June 30, 2008 and 2007 were for product candidates utilizing our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2008 and 2007 results are non-cash stock-based compensation charges of $177 and $293, respectively. Excluding the stock-based compensation expense, there is a $5,334 increase in development expenses primarily attributable to increasing clinical study costs.

	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Marketing, general & administrative expenses	$2,244	$1,366	$878	64%

During the six months ended June 30, 2008 and 2007, marketing expenses consisted of Aversion® Technology primary market research studies. Our general and administrative expenses primarily consisted of legal, audit and other professional fees, corporate insurance, and payroll costs. Included in the 2008 and 2007 results are non-cash stock-based compensation charges of $708 and $429, respectively. Excluding the stock-based compensation expense, the expenses increased $599 attributable to general legal counsel costs and shareholders’ communication costs associated with the company’s annual shareholders’ meeting.

Other Income (Expense)
	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Interest income (expense), net	$504	$(809)	$1,313	162%

Through August 19, 2007 we incurred interest expense on our $5.0 million Secured Term Note at a variable interest rate of prime plus 4.5% per annum and thereafter at a fixed interest rate of 10.0% per annum. Interest expense on our $5.0 million Secured Term Note was payable in our common stock through August 19, 2007 and thereafter in cash. Beginning August 20, 2007 such cash interest was deferred until we fully repaid such note on December 7, 2007. In 2007, we also incurred interest expense on our $10.544 million Senior Secured Convertible Bridge Notes (collectively, the “Bridge Loans”) at the fixed rate of 10.0%. Interest on such Bridge Loans was paid in our common stock. On August 20, 2007, the entire $10.544 million principal amount of the Bridge Loans was converted into Units consisting of our common stock and warrants in accordance with our Unit Offering. During the six months ended June 20, 2008, the cash proceeds received pursuant to the King Agreement were primarily invested in bank commercial paper with maturity dates less than 12 months, resulting in interest income of $504.

Net Income (Loss)

	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Net income (loss)	$14,319	$(11,358)	$25,677	226%

The Company’s net income for the six months ended June 30, 2008 includes a provision for an income tax expense of $9.6 million. The Company anticipates the utilization of its deferred tax assets to offset income taxes payable and has reflected such expectation in our June 30, 2008 Balance Sheet.

The Company’s net loss for the six months ended June 30, 2007 includes a) debt discount amortization expense of $2.1 million arising from values assigned to conversion features on issuances of bridge loans, b) $3.5 million loss on fair value changes to amended conversion features on bridge loans being accounted for as mark-to-market liabilities and c) $1.7 million loss on fair value changes to common stock warrants being accounted for as mark-to-market liabilities and (d) $4.1 million is operating and other losses.

Results of Operations for the Three Months Ended June 30, 2008 and June 30, 2007

Revenue

	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Revenue – Program fee revenue	$8,708	$-	$8,708	*	%

King paid us a $30.0 million upfront fee in connection with the closing of the King Agreement in December 2007. Revenue recognized in the three months ended June 30, 2008 from amortization of this upfront fee was $5.7 million. We have assigned a portion of the program fee revenue to each of three product candidates identified under the King Agreement and expect to recognize the remainder of the program fee revenue ratably over our estimate of the development period for each of these product candidates identified in the King Agreement. We currently estimate the development period to extend through November, 2009. Included in program fee revenue is a $3.0 million option exercise fee paid by King to us in May 2008 upon the exercise of its option to license a third opioid analgesic product candidate under the King Agreement. The Company had no program fee revenue for the three months ended June 30, 2007.

	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Revenue – Milestone revenue	$5,000	$-	$5,000	*	%

In June 2008, King paid us a $5.0 million milestone payment for successfully achieving the primary end points in our pivotal Phase III study, AP-ADF-105 for Acurox™ Tablets. The Company had no milestone revenue for the three months ended June 30, 2007.

	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Revenue – Collaboration fee revenue	$1,977	$-	$1,977	*	%

Collaboration revenue recognized in the three months ended June 30, 2008 was $2.0 million for billed reimbursement of our Acurox™ tablet development expenses incurred pursuant to the King Agreement from April 1, 2008 to June 30, 2008. We invoice King in arrears on a calendar quarter basis for our Acurox™ tablet development expenses under the King Agreement. We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses. The Company had no collaboration revenue for the three months ended June 30, 2007.

Operating Expenses
	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Research and development expenses	$3,084	$752	$2,332	310%

Research and development expense during the three months ended June 30, 2008 and 2007 were for product candidates utilizing our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2008 and 2007 results are non-cash stock-based compensation charges of $175 and $114, respectively. Excluding the stock-based compensation expense, there is a $2,908 increase in development expenses primarily attributable to increasing clinical study costs.

	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Marketing, general & administrative expenses	$1,374	$588	$786	134%

During the three months ended June 30, 2008 and 2007, marketing expenses consisted of Aversion® Technology primary market research studies. Our general and administrative expenses primarily consisted of legal, audit and other professional fees, corporate insurance, and payroll costs. Included in the 2008 and 2007 results are non-cash stock-based compensation charges of $589 and $166, respectively.

Other Income (Expense)
	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Interest income (expense), net	$207	$(447)	$654	146%

Through August 19, 2007 we incurred interest expense on our $5.0 million Secured Term Note at a variable an interest rate of prime plus 4.5% per annum and thereafter at a fixed interest rate of 10.0% per annum. Interest expense on our $5.0 million Secured Term Note was payable in our common stock through August 19, 2007 and thereafter in cash. Beginning August 20, 2007 such cash interest was deferred until we fully repaid such note on December 7, 2007. In 2007, we also incurred interest expense on our $10.544 million Senior Secured Convertible Bridge Notes (collectively, the “Bridge Loans”) at the fixed rate of 10.0%. Interest on such Bridge Loans was paid in our common stock. On August 20, 2007, the entire $10.544 million principal amount of the Bridge Loans was converted into Units consisting of our common stock and warrants in accordance with our Unit Offering. During the three months ended June 30, 2008, the cash proceeds received pursuant to the King Agreement were primarily invested in bank commercial paper with maturity dates less than 12 months resulting in interest income of $207.

Net income (Loss)
	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Net income (loss)	$6,870	$(2,199)	$9,069	412%

The Company’s net income for the three months ended June 30, 2008 includes a provision for income tax expense of $5.0 million. The Company anticipates the utilization of its deferred tax assets to offset incomes taxes payable and has reflected such expectation in our June 30, 2008 Balance Sheet.

The Company’s net loss for the three months ended June 30, 2007 includes debt discount amortization expense of $0.4 million arising from values assigned to conversion features on issuances of Bridge Loans and $1.8 million in operating and other losses.

Liquidity and Capital Resources

At June 30, 2008, the Company had unrestricted cash, cash equivalents ands short-term investments of $38.0 million compared to $31.4 million in aggregate cash and cash equivalents at December 31, 2007. The Company had working capital of $34.9 million at June 30, 2008 compared to $22.3 million at December 31, 2007. The increase in our cash position of $6.6 million is primarily due to our receipt from King of a $3.0 million option exercise fee and a $5.0 million milestone payment. The increase in working capital of $12.6 million is primarily due to the recognition of a portion of the deferred program fee revenue offset by the utilization of our deferred tax assets against our recorded income tax provision and our receipt of the option exercise fee and milestone payment described above. Cash flows generated in operating activities were $6.7 million for the six month period June 30, 2008 primarily representing recognition of deferred program fee revenue offset by our utilization of net deferred tax assets, non-cash charges for stock compensation, and our net income for the 2008 period. Cash flow used in operating activities for the six month period June 30, 2007 primarily represented our net losses for the period less non-cash charges related to amortization of debt discount, fair value changes of conversion features and common stock warrants, stock compensation and common stock issued for interest. Capital expenditures of $0.1 million and our purchase of short-term investments of $5.0 million were our financing activities for the 2008 period. Capital expenditures offset by proceeds from asset disposal include cash flows used in investing activities for the 2007 period was less than ten thousand dollars. The cash exercise of a warrant for twenty thousand dollars constituted our financing activities for the 2008 period. Our financing activities of $1.3 million for the 2007 six month period related primarily to additional bridge loan borrowings.
At July 29, 2008, the Company had cash, cash equivalents, and short-term investments of approximately $37.0 million. The Company estimates that such cash reserves will be sufficient to fund the development of the Aversion® Technology and related operating expenses at least through the next 12 months.

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of June 30, 2008 (in thousands):

Expected cash payments on contractual obligations outstanding at June 30, 2008	Total	Due in 2008	Due in 2009	Due Thereafter
Clinical trials	$2,157	$2,157	$-	$-
Operating leases	22	15	7	-
Employment agreements	878	588	290	-
Marketing study	18	18	-	-
Total contractual cash obligations	$3,075	$2,778	$297	$-

Expected cash payments on contractual obligations entered into subsequent to June 30, 2008	Total	Due in 2008	Due in 2009	Due Thereafter
Clinical trials	$283	$283	$-	$-

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined on Rules 13a – 13(e) and 15(d) – 15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective to provide reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise require to be set forth in the Company’s periodic reports.

(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1A. Risk Factors Relating To The Company

In addition to the Risk Factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, shareholders and prospective investors in the Company’s common stock should carefully consider the following risk factor. The risk factor provided below updates the risk factor having the same caption description in our 2007 Form 10-K.

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

•	litigation or other proceedings third parties may initiate against us to seek to invalidate our patents or to obtain a judgment that third party products do not infringe our patents;

•	if our competitors file patent applications that claim technology also claimed by us, we may participate in interference or opposition proceedings to determine the priority of invention; and

•	if third parties initiate litigation claiming that our product candidates infringe their patent or other intellectual property rights, we will need to defend against such proceedings.

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

Moreover, other parties could have blocking patent rights to products made using the Aversion® Technology. We are aware of certain United States and international pending patent applications owned by third parties claiming abuse deterrent technologies, including at least two pending patent applications which have claims that encompass our lead product candidate or the Aversion® Technology. While we do not expect that the claims contained in such two pending patent applications will issue in their present form, there can be no assurance in this regard. If such patent applications result in valid and enforceable issued patents containing claims in their current form we or our licensees could be required to obtain a license to such patents, should one be available, or alternatively to alter the Aversion® Technology so as to avoid infringing such third-party patents. If we or our licensees are unable to obtain a license on commercially reasonable terms, or at all, we or our licensees could be restricted or prevented from commercializing products utilizing the Aversion® Technology. Additionally, any alterations to the Aversion® Technology in view of third-party patent applications or issued patents could be time consuming and costly and may not result in technologies or products that are non-infringing or commercially viable. We cannot assure that our products and/or actions in developing products incorporating our Aversion® Technology will not infringe third-party patents.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2008 Annual Meeting of Shareholders was held on April 30, 2008 (the “Annual Meeting”). In connection with the Annual Meeting proxies were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. On the record date for the Annual Meeting, the Company's outstanding voting securities consisted of 42,706,466 shares of common stock, of which 39,641,124 shares were represented in person or by proxy at the Annual Meeting. At the Annual Meeting, the following matters were submitted to a vote of the Company's voting security holders, with the results indicated below:

1.   Election of Directors: The following seven (7) incumbent directors were elected to serve until the next Annual Meeting of Shareholders. The tabulation of votes was as follows:

Nominee	For	Withheld
Richard J. Markham	39,409,482	231,632
Immanuel Thangaraj	39,407,132	233,982
Bruce F. Wesson	39,409,165	231,949
Andrew D. Reddick	39,416,216	224,898
William A. Sumner	39,434,258	206,289
William G. Skelly	39,434,825	206,289
George Ross	39,434,918	206,196

2.   Proposal to ratify the adoption of the Company’s 2008 Stock Option Plan.   The tabulation of votes was as follows:

For	Against	Abstained	Not Voted
34,764,832	227,814	15,748	4,632,720

3. Proposal to ratify the amendment to the Company’s 2005 Restricted Stock Unit Award Plan. The tabulation of votes was as follows:

For	Against	Abstained	Not Voted
34,780,914	216,791	10,759	4,632,720

4.   Proposal to Ratify the Company’s independent registered public accounting firm for the current fiscal year.
The tabulation of votes was as follows:

For	Against	Abstained	Not Voted
39,597,474	16,909	26,741	0

Item 6. Exhibits

The exhibits required to be filed as part of this Report are listed below.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 29, 2008	ACURA PHARMACEUTICALS, INC.

/s/ Andrew D. Reddick
Andrew D. Reddick
President & Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer