Form 10-Q
period 2009-06-30
ACURA PHARMACEUTICALS, INC
filed 2009-07-30
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20649

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

or

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

As of July 29, 2009 the registrant had 42,952,792 shares of common stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

UNAUDITED
(in thousands, except par values)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$35,082	$30,398
Short term investments	—	5,039
Collaboration revenue receivable	61	3,529
Prepaid expense and other current assets	505	431
Deferred income taxes	13	2,491
Total current assets	35,661	41,888
Non-current assets
Property, plant and equipment, net	1,096	1,073
Total assets	$36,757	$42,961

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$382
Accrued expenses	1,281	883
Deferred program fee revenue	2,527	4,632
Total current liabilities	3,808	5,897
Commitments and contingencies
Stockholders’ equity
Common stock - $.01 par value; 100,000 shares authorized; 42,953 and 42,723 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	430	427
Additional paid-in capital	347,702	344,023
Accumulated deficit	(315,183)	(307,386)
Total stockholders’ equity	32,949	37,064
Total liabilities and stockholders’ equity	$36,757	$42,961

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(in thousands, except share and per share data)

	Six Months Ended June 30		Three Months Ended June 30,
	2009	2008	2009	2008
Revenue
Program fee revenue	$2,105	$22,415	$842	$8,708
Milestone revenue	—	5,000	—	5,000
Collaboration revenue	172	5,354	55	1,977
Total revenue	2,277	32,769	897	15,685

Operating expenses
Research and development expenses	2,334	7,166	1,205	3,084
Marketing, general and administrative expenses	5,396	2,244	2,948	1,374
Total operating expenses	7,730	9,410	4,153	4,458
Operating (loss) income	(5,453)	23,359	(3,256)	11,227
Other income (expense)
Interest income, net	114	504	45	207
Other	(3)	18	(3)	18
Total other income	111	522	42	225
(Loss) income before income tax	(5,342)	23,881	(3,214)	11,452
Income tax expense	2,455	9,562	3,306	4,582
Net (loss) income	$(7,797)	$14,319	$(6,520)	$6,870

(Loss) earnings per share
Basic	$(0.17)	$0.31	$(0.14)	$0.15
Diluted	$(0.17)	$0.28	$(0.14)	$0.13

Weighted average shares used in computation
Basic	45,762	45,665	45,813	45,673
Diluted	45,762	51,319	45,813	51,327

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED
(in thousands, except par values)

	Common Stock $0.01 Par Value - Shares	Common Stock $0.01 Par Value - Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2008	42,723	$427	$344,023	$(307,386)	$37,064

Net loss	—	—	—	(7,797)	(7,797)
Stock-based compensation	—	—	3,854	—	3,854
Exercise of warrants	180	2	(2)	—	—
Exercise of option	50	1	(173)	—	(172)

Balance at June 30, 2009	42,953	$430	$347,702	$(315,183)	$32,949

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

UNAUDITED
(in thousands, except supplemental disclosures)

	2009	2008
Cash flows from operating activities
Net (loss) income	$(7,797)	$14,319
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	64	72
Deferred income taxes	2,479	9,562
Non-cash stock compensation expense	3,854	885
Loss (gain) on asset disposals	3	(1)
Impairment reserve against fixed assets	—	(17)
Changes in assets and liabilities
Collaboration revenue receivable	3,468	1,000
Prepaid expenses and other current assets	(78)	—
Accounts payable	(382)	—
Accrued expenses	227	262
Deferred program fee revenue	(2,105)	(19,416)
Net cash (used in) provided by operating activities	(267)	6,666

Cash flows from investing activities
Purchase of investments	—	(5,000)
Investment maturities	5,039	—
Capital expenditures	(89)	(131)
Proceeds from asset disposals	—	1
Net cash provided by (used in) investing activities	4,950	(5,130)

Cash flows from financing activities – proceeds from warrant exercise	—	20

Increase in cash and cash equivalents	4,683	1,556
Cash and cash equivalents at beginning of period	30,398	31,368
Cash and cash equivalents at end of period	$35,082	$32,924

Cash paid during the period for interest	$—	$2
Cash paid during the period for income taxes	$86	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Six Months Ended June 30, 2009
1.
Warrants to purchase 361,000 shares of common stock were exercised at exercise price of $3.40 per share in a series of cashless exercise transactions resulting in the issuance of 180,000 shares of common stock.

2.
Options to purchase 100,000 shares of common stock were exercised at exercise price of $1.30 per share in a cashless exercise transaction and after withholding shares for $173,000 statutory payroll taxes, 50,000 shares of common stock were issued.

Six Months Ended June 30, 2008
1.	The disposal of fixed assets with $51,000 net book value resulted in a $17,000 reduction in the impairment allowance recognized favorably in the statement of operations.

See accompanying notes to the consolidated financial statements.

 ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

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

The accompanying unaudited interim consolidated financial statements of the Company were prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, (consisting of items of normal recurring nature), considered necessary to present fairly the financial position as of June 30, 2009 and results of operations and cash flows for the three and six month periods ended June 30, 2009 and 2008 have been made.  The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of results that may be expected for the full year ending December 31, 2009.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The 2008 year-end consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. Amounts presented have been rounded to the nearest thousand, where indicated, except per share data and par values. We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on July 30, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective for interim or annual periods beginning after June 15, 2009.  The Company adopted the application of this statement and has provided the new disclosures as required.

NOTE 3 – RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses include internal R&D activities, external contract research organization (“CRO”) activities, and other activities.  Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, depreciation, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and incentive compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include clinical trial studies, regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred.  The Company makes payments to CROs based on written contracts which may include advanced payments. The Company accrues CRO and clinical trial study expenses based on work performed and the stage of completion and relies upon estimates of these measures provided by the CRO. Accrued CRO expenses are subject to revisions as such work and clinical trials progress to completion. Revisions are charged or credited to R&D expense in the period in which the facts that give rise to the revision become known. Advance payments are amortized to expense based on work performed. At June 30, 2009 we had $0.1 million of CRO contractual obligations expected to be incurred during the third quarter 2009. We had CRO contractual obligations of $1.0 million at December 31, 2008 which was incurred and charged to R&D expense as the clinical studies progressed during the first quarter 2009.

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

Program fee revenue is derived from amortized upfront payments, such as the $30.0 million upfront payment received from King in December 2007, and license fees upon the exercise of options to license opioid analgesic product candidates under the King Agreement. We have assigned an equal portion of the King upfront payment to each of three product candidates identified in the King Agreement and recognize the upfront payment as program fee revenue ratably over our estimate of the development period for each identified product candidate. Our development responsibilities for two of the three product candidates have been completed.  We expect to recognize the remainder of the program fee revenue for the third product candidate ratably over its remaining development period which we currently estimate to extend through March, 2010. In May 2008 King paid us a $3.0 million license fee upon the exercise of its option to license a third opioid analgesic product candidate utilizing our Aversion® Technology.  We recognized program revenue fees of $0.8 million and $8.7 million for the three months ended June 30, 2009 and 2008, and $2.1 million and $22.4 million for the six months ended June 30, 2009 and 2008.

Collaboration revenue is derived from reimbursement by King to us of certain development expenses, which are invoiced quarterly in arrears, and recognized when costs are incurred pursuant to the King Agreement.  The ongoing research and development services being provided by us to King under the King Agreement are priced at our cost to provide such services without mark-up.   We recognized collaboration revenue of $0.1 million and $2.0 million for the three months ended June 30, 2009 and 2008, and $0.2 million and $5.4 million for the six months ending June 30, 2009 and 2008.

Milestone revenue is contingent upon the achievement of certain pre-defined events in the development of Acurox® Tablets and other product candidates licensed to King under the King Agreement. Milestone payments from King are recognized as revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product. As such, the milestones were substantially at risk at the inception of the King Agreement, and the amounts of the payments assigned thereto are dependent on the milestones being achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment. Each milestone payment is non-refundable and non-creditable when made.  No milestone revenue was recognized during the six months ended June 30, 2009 and $5.0 million was recognized during the six months ended June 30, 2008.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets.  The realization of deferred income tax assets is dependent upon future earnings. SFAS 109 requires a valuation allowance against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized.  At June 30, 2009 and December 31, 2008, the Company determined that it was more likely than not that a portion of the Company’s net operating loss carryforwards may not be realized in the near term and accordingly a valuation allowance was provided. For the second quarter 2009, the valuation allowance was increased by $2.5 million and income tax expense was recognized. If in the future it is determined that amounts of our deferred income tax assets would likely be utilized, the valuation allowance would be reduced in the period in which such determination is made and a benefit from income taxes in such period would be recognized.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):
	Jun 30,	Dec 31,
	2009	2008
Payroll, bonus, taxes and benefits	$497	$77
Legal services	48	35
Audit and tax professional services	67	89
State franchise taxes	319	144
Property taxes	46	39
State income taxes	—	94
Clinical, regulatory, trademark, and patent services	50	217
Other fees and services	254	188
	$1,281	$883

 NOTE 7 – SHARE-BASED COMPENSATION

The Company has share-based compensation plans including stock options and restricted stock units (“RSU”) for its employees and directors. On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) release FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“FASB 123R”)”. FASB 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company uses the straight line method of attributing the value of share-based compensation .The Company selected the Black-Scholes option pricing model for determining the estimated fair value for share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected volatility, risk-free interest rate and expected dividends.  The Company estimated the volatility factor of the market price of its stock as determined by reviewing its historical public market closing prices. The Company did not consider implied volatility because there are no options traded in its stock.  The risk – free interest rate assumption is based on observed interest rates appropriate for the estimated term of the employee stock options and restricted stock units. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts on common stock. The expected term of the award represents the period that the employees and directors are expected to hold the award before exercise and issuance. Forfeitures are accounted for as they occur. We incurred share-based compensation expense of $2.3 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively, and $3.8 million and $0.9 million for the six months ended June 30, 2009 and 2008. As of June 30, 2009 the Company had $13.5 million of net unrecognized share-based compensation expense related to stock option grants and RSU awards.

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

RSU awards of 3.3 million and 3.0 million shares were outstanding at June 30, 2009 and December 31, 2008, respectively, and 3.0 million and 2.95 million shares were vested, respectively.  During the three months ended June 30, 2009, awards of 0.3 million RSUs were granted and during the six months ended June 30, 2009, awards of 0.33 million RSUs were granted. The Black-Scholes values of these awards were $2.0 million and $2.1 million respectively, which will be recognized as share-based compensation expense over the vesting period of the awards under straight-line amortization methods.  We incurred share-based compensation expense from all RSU awards of $0.2 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2009 and 2008. Assumptions used in the Black-Scholes model to determine fair value for the 2009 RSU awards were:

2009
Dividend yield	0.00%
Risk-free interest rate	1.30% to 1.50%
Volatility	102% to 108%
Forfeitures	0.00%
Expected life of RSU award	3.4 years
Grant date fair value	$5.69 to $7.10

As of June 30, 2009 the Company had $2.0 million of net unrecognized share-based compensation expense related to RSU awards. The unrecognized share-based compensation expense will be recognized ratably over each of the various remaining vesting periods of the unvested RSU awards, whose furthest period extends for twenty-three months. The weighted average fair value of all RSU grants is $3.77 per share of common stock underlying each RSU. As of June 30, 2009 and December 31, 2008, the aggregate intrinsic value of the RSU awards outstanding and vested was $18.0 million and $21.8 million, respectively.

Stock Option Plans

The Company has stock options outstanding under three stock option plans.  Our 1995 and 1998 Stock Option Plans have expired but options granted under such plans remain outstanding under the terms of those plans. On April 30, 2008 our shareholders approved a 2008 Stock Option Plan authorizing the granting of options to purchase up to 6.0 million shares of the Company’s common stock.

Stock options to purchase 4.2 million and 3.0 million shares with a weighted-average exercise price of $5.45 and $6.95 were outstanding at June 30, 2009 and December 31, 2008, respectively, of which 2.5 million and 2.2 million options were vested at June 30, 2009 and December 31, 2008.  During the three months ended June 30, 2009 and 2008, stock options to purchase 1.1 million and 0.1 million shares of common stock having a weighted average exercise price of $6.36 and $6.50, respectively were granted; during the three months ended June 30, 2009, 0.1 million stock options were exercised at a price of $1.30 per share, and during the three months ended June 30, 2008, 44,000 stock options expired. During the six months ended June 30, 2009 and 2008, stock options to purchase 1.3 million and 1.2 million shares of common stock having a weighted average exercise price of $6.38 and $9.58, respectively, were granted; during the six months ended June 30, 2009, 0.1 million stock options were exercised at a price of $1.30 per share, and during the six months ended June 30, 2008, 49,000 stock options expired. We incurred share-based compensation expense from all stock option awards of $2.1 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and $3.5 million and $0.8 million for the six months ended June 30, 2009 and 2008.  Assumptions used in the Black-Scholes model to determine fair value for the 2009 stock option grants were:
2009
Dividend yield	0.0%
Risk-free interest rate	2.4% to 3.1%
Average volatility	124%
Forfeitures	0.0%
Expected life of option	10 years
Weighted average grant date fair value	$6.06

As of June 30, 2009 the Company had $11.5 million of net unrecognized share-based compensation expense related to stock option grants. The unrecognized share-based compensation expense will be recognized ratably over each of the various remaining vesting periods of the unvested stock options, whose furthest period extends for twenty-three months.  Total intrinsic value of stock options outstanding and exercisable at June 30, 2009 and December 31, 2008 was $7.6 million and $10.5 million, respectively.

NOTE 8 – COMMON STOCK WARRANTS

At June 30, 2009, the Company had outstanding common stock purchase warrants, exercisable for an aggregate of approximately 3.5 million shares of common stock, all of which contain cashless exercise features. During the six month period ended June 30, 2009, warrants to purchase 0.4 million shares of common stock were exercised at $3.40 per share in a series of cashless exercise transactions resulting in the issuance of  0.2 million shares of common stock. At June 30, 2009, outstanding warrants to acquire 0.1 million, 0.1 million, and 3.3 million common shares will expire if unexercised during 2009, 2010 and years thereafter, respectively, and have a weighted average remaining term of 4.8 years. The exercise prices of these warrants range from $1.29 to $3.40 per share, with a weighted average exercise price of $3.15.

NOTE 9– EARNINGS (LOSS) PER SHARE

Computation of basic earnings or loss per share of common stock is based upon the sum of the weighted average number of common shares outstanding and vested RSUs outstanding during the period.  Computation of diluted earnings or loss per share is based on the same denominator used in the basic earning or loss computation, adjusted for the effect of additional potentially dilutive securities. Excluded from the diluted earnings or loss per share computations for the three and six month periods ending June 30, 2009 are 8.0 million of potentially dilutive securities, as the effect of including  these securities in the computation would be antidilutive. Accordingly, in the table below, the denominator used in 2009 is the same for both basic and diluted computations.
	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Basic earnings (loss) per share
Numerator:
Net income (loss) allocable to common shareholder	$(7,797)	$14,319	$(6,520)	$6,870

Denominator:
Common shares (weighted)	42,781	42,714	42,825	42,722
Vested RSUs (weighted)	2,981	2,951	2,988	2,951
Weighted average shares used in computing basic earnings (loss) per share allocable to common shareholder	45,762	45,665	45,813	45,673

Basic earnings (loss) per share allocable to common shareholder	$(0.17)	$0.31	$(0.14)	$0.15

Diluted earnings (loss) per share
Denominator:
Common shares (weighted)	42,781	42,714	42,825	42,722
Vested RSUs (weighted)	2,981	2,951	2,988	2,951
Common stock options	—	1,746	—	1,746
Common stock warrants	—	3,908	—	3,908
Weighted average shares used in computing diluted earnings (loss) per share allocable to common shareholder	45,762	51,319	45,813	51,327

Diluted earnings (loss) per share allocable to common shareholder	$(0.17)	$0.28	$(0.14)	$0.13

Excluded potentially dilutive securities:
Common shares issuable (see #1 below):
Nonvested RSUs	319	45	319	45
Common stock options (vested and nonvested)	4,164	1,224	4,164	1,224
Common stock warrants	3,546	47	3,546	47
Total excluded dilutive common stock equivalents	8,029	1,316	8,029	1,316

(1) Number of shares issuable represents those securities which were either i) nonvested at period end or ii) were vested but antidilutive. The number of shares is based on maximum number of shares issuable on exercise at period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included elsewhere in this Report.  Historical operating results are not necessarily indicative of results in future periods.

Forward Looking Statements

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, our ability and the ability of King Pharmaceuticals Research and Development, Inc. (“King”) (to whom we have licensed our Aversion® Technology for certain opioid analgesic products in the United  States, Canada and Mexico) and the ability other pharmaceutical companies, if any, to whom we may license our Aversion® Technology, to obtain necessary regulatory approvals and commercialize products utilizing Aversion® Technology, the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties, and the ability to fulfill the U.S. Food and Drug Administration’s (“FDA”) requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date and the results of other laboratory and clinical studies, to support FDA approval of our product candidates, the adequacy of the development program for our product candidates, changes in regulatory requirements, adverse safety findings relating to our product candidates, the risk that the FDA may not agree with our analysis of our clinical studies and may evaluate the results of these studies by different methods or conclude that the results of the studies are not statistically significant, clinically meaningful or that there were human errors in the conduct of the studies or the risk that further studies of our product candidates are not positive or otherwise do not support FDA approval or commercially viable product labeling, and the uncertainties inherent in scientific research, drug development, clinical trials and the regulatory approval process.  Other important factors that may also affect future results include, but are not limited to: our ability to attract and retain skilled personnel; our ability to secure and protect our patents, trademarks and other proprietary rights; litigation or regulatory action that could require us to pay significant damages or change the way we conduct our business; our ability to compete successfully against current and future competitors; our dependence on third-party suppliers of raw materials; our ability to secure U.S. Drug Enforcement Administration ("DEA") quotas and source the active ingredients for our products in development; difficulties or delays in clinical trials for our product candidate or in the commercial manufacture and supply of our products; and other risks and uncertainties detailed in this Report and in our 2008 Annual Report on Form 10-K and first quarter 2009 Form 10-Q each filed with the Securities and Exchange Commission. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions identify forward-looking statements.

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

Acurox®, our lead product candidate, is an orally administered immediate release tablet containing oxycodone HCl as its sole active analgesic ingredient.  On December 30, 2008, we submitted a 505(b)(2) New Drug Application (“NDA”) for Acurox® Tablets. On June 30, 2009 we received from the FDA a Complete Response Letter (“CRL”) for the Acurox® NDA.  The CRL raises issues regarding the potential abuse deterrent benefits of Acurox®.  We are currently evaluating the CRL, and at this stage believe we can respond to the issues raised without conducting any additional studies.  We plan to meet with the FDA following submission of our response to the CRL. No assurance can be given that FDA will accept any or all of our proposed responses to their CRL.

In addition to Acurox®, we have numerous product candidates in various stages of development containing active ingredients found in widely prescribed and frequently abused products.

King Agreement

We have entered into a license agreement (the “King Agreement”) dated October 30, 2007 with King Pharmaceuticals Research and Development, Inc. (“King”), a wholly-owned subsidiary of King Pharmaceuticals, Inc., to develop and commercialize in the United States, Canada and Mexico (the "King Territory") Acurox®, Acuracet® (oxycodone HCI/niacin/APAP) Tablets, Vycavert® (hydrocodone bitartrate/niacin/APAP) Tablets and a fourth undisclosed opioid analgesic product candidate utilizing our proprietary Aversion® Technology.  King has an option to license in the King Territory all future opioid analgesic products developed utilizing Aversion® Technology. The King Agreement provides that we or King may develop additional opioid analgesic product candidates utilizing our Aversion® Technology and, if King exercises its option to license such additional product candidates, they will be subject to the milestone and royalty payments and other terms of the King Agreement.

We are responsible, using commercially reasonable efforts, for all Acurox® Tablet development activities through FDA approval of a 505(b)(2) NDA, for which our expenses are reimbursed to us by King. After NDA approval King will be responsible for manufacturing and commercializing Acurox® Tablets in the U.S.  With respect to all other products licensed by King pursuant to the King Agreement in all King Territories, King will be responsible, at its own expense, for development, regulatory, manufacturing and commercialization activities.  Subject to the King Agreement, King will have final decision making authority with respect to all development and commercialization activities for all licensed products.

As of June 30, 2009, we had received aggregate payments of $55.4 million from King, consisting of a $30.0 million non-refundable upfront cash payment, $14.4 million in reimbursed research and development expenses relating to Acurox® Tablets, $6.0 million in fees relating to King’s exercise of its option to license an undisclosed opioid analgesic tablet product and Vycavert® Tablets, and a $5.0 million milestone fee for successful achievement of the primary endpoints for our pivotal Phase III clinical study for Acurox® Tablets.  The King Agreement provides for King to pay us: (a) a $3.0 million option exercise fee for each future opioid product candidate King licenses, (b) up to $23 million in regulatory milestone payments for each King licensed product candidate, including Acurox® Tablets, across specific countries in the King Territory, and (c) a one-time $50 million sales milestone payment upon the first attainment of an aggregate of $750 million in net sales of all of our licensed products combined in all King Territories.  In addition, for sales occurring following the one year anniversary of the first commercial sale of the first licensed product sold, King will pay us a royalty at one of 6 rates ranging from 5% to 25% based on the level of combined annual net sales for all products licensed by us to King in all King Territories, with the highest applicable royalty rate applied to such combined annual sales.  No minimum annual fees are payable by either party under the King Agreement.

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

In March 2009, the USPTO issued to us a patent (the “726 Patent”) with 20 allowed claims.  The 726 Patent encompasses a wider range of abuse deterrent compositions than our 920 Patent.  The USPTO previously issued to us a Notice of Allowance for a 21st claim in our 726 Patent application.  Upon consideration of a potential interference proceeding between the 726 Patent application and a third party patent application, we filed with the USPTO a Request for Continued Examination of the 726 Patent application and cancelled from such application the claim similar to the claim included in the third party patent application.

In addition to our three issued U.S. patents, we have filed multiple U.S. patent applications and international patent applications relating to compositions containing abuseable active pharmaceutical ingredients.  Except for those rights conferred in the King Agreement, we have retained all intellectual property rights to our Aversion® Technology and related product candidates.

Company’s Present Financial Condition

At July 29, 2009, we had cash and cash equivalents of approximately $34.5 million and estimate that our current cash reserves will be sufficient to fund operations and development of Aversion® Technology and related product candidates through at least the next 12 months.

In December, 2007, we and King Research and Development Inc., ("King") closed a License, Development and Commercialization Agreement (the “King Agreement”) to develop and commercialize certain opioid analgesic products utilizing our proprietary Aversion® Technology in the United States, Canada and Mexico.  During the six months ended June 30, 2009, we recognized revenues of $2.1 million of the $30.0 million upfront cash payment received from King in December 2007 and recognized $0.2 million of revenues for reimbursement by King of our Acurox® Tablet development expenses. We have yet to generate any royalty revenues from product sales.  We expect to rely on our current cash resources and additional payments that may be made under the King Agreement and under similar license agreements with other pharmaceutical company partners, of which there can be no assurance, in funding our continued operations.  Our cash requirements for operating activities may increase in the future as we continue to conduct pre-clinical studies and clinical trials for our product candidates, maintain, defend, if necessary and expand the scope of our intellectual property, hire additional personnel, or invest in other areas.

Results of Operations for the Six Month Period Ended June 30, 2009 and 2008

	June 30,		Change
($ in thousands):	2009	2008	Dollars	%
Revenue
Program fee revenue	$2,105	$22,415	$(20,310)	(91)%
Milestone revenue	—	5,000	(5,000)	(100)
Collaboration revenue	172	5,354	(5,182)	(97)
Total revenue	2,277	32,769	(15,704)	(93)

Operating expenses
Research and development expenses	2,334	7,166	(4,832)	(67)
Marketing, general and administrative expenses	5,396	2,244	3,152	141
Total operating expenses	7,730	9,410	(1,680)	(18)
Operating (loss) income	(5,453)	23,359	(28,812)	(123)
Other income (expense)
Interest, net	114	504	(390)	(77)
Other	(3)	18	(21)	(117)
Total other income	111	522	(411)	(79)
(Loss) income before income tax	(5,342)	23,881	(29,223)	(122)
Income tax expense	2,455	9,562	(7,107)	(74)
Net (loss) income	$(7,797)	$14,319	$(36,330)	(254)%

Revenue
King paid us a $30.0 million upfront fee in connection with the closing of the King Agreement in December 2007. Revenue recognized in the six month periods ended June 30, 2009 and 2008 from amortization of this upfront fee was $2.1 million and $22.4 million, respectively. We have assigned a portion of the program fee revenue to each of three product candidates identified under the King Agreement.  Our development responsibilities for two of the three product candidates have been completed.  We expect to recognize the remainder of the program fee revenue for the third product candidate ratably over its remaining development period which we currently estimate to extend through March, 2010.

Collaboration revenue recognized in the six month periods ended June 30, 2009 and 2008 was $0.2 million and $5.4 million, respectively for billed reimbursement of our Acurox® Tablet development expenses incurred pursuant to the King Agreement. We invoice King in arrears on a calendar quarter basis for our reimbursable development expenses under the King Agreement.  We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses.

Operating Expenses
Research and development expense during the six month periods ended June 30, 2009 and 2008 were for product candidates utilizing our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. We incurred $0.8 million and $0.2 million of research and development share-based compensation expense for the six months ended June 30, 2009 and 2008. Excluding this share-based compensation expense, there is a $5.4 million decrease in development expenses primarily attributable to clinical study costs for Acurox® Tablets.

Marketing expenses during the six month periods ended June 30, 2009 and 2008 consisted of Aversion® Technology primary market data research studies. Our general and administrative expenses primarily consisted of legal, audit and other professional fees, corporate insurance, and payroll. We incurred $3.1 million and $0.7 million of general and administrative share-based compensation expense for the six months ended June 30, 2009 and 2008. Excluding this share-based compensation expense, there is a $0.8 million increase in general, administrative and marketing expenses due to increase expenditures in legal expenses and franchise taxes.

Other Income (Expense)
During the six month periods ended June 30, 2009 and 2008, earnings from invested cash were $0.1 million and $0.5 million, respectively.

Net Income (Loss)
We record our tax provision using a 40% effective tax rate. We sustained a loss before taxes for the six months ended June 30, 2009 which could give rise to a tax benefit as these losses are utilized to offset future earnings.  However, because we are unable to reliably predict achieving future taxable income we are precluded under generally accepted accounting principles from recording in the current six month period such future tax benefit.  For the same reason and based upon our most current expectations for the remainder of the year, we have increased our deferred income tax asset valuation reserve by $2.5 million and recorded a like amount as income tax expense. Our net income for the six month period ended June 30, 2008 includes a tax provision of $9.6 million.

Results of Operations for the Three Month Period Ended June 30, 2009 and 2008

	June 30,		Change
($ in thousands):	2009	2008	Dollars	%
Revenue
Program fee revenue	$842	$8,708	$(7,866)	(90)%
Milestone revenue	—	5,000	(5,000)	(100)
Collaboration revenue	55	1,977	(1,922)	(97)
Total revenue	897	15,685	(14,788)	(94)

Operating expenses
Research and development expenses	1,205	3,084	(1,879)	(61)
Marketing, general and administrative expenses	2,948	1,374	1,574	115
Total operating expenses	4,153	4,458	(305)	(18)
Operating (loss) income	(3,256)	11,227	(14,483)	(129)
Other income (expense)
Interest, net	45	207	(162)	(78)
Other	(3)	18	(21)	(117)
Total other income	42	225	(183)	(81)
(Loss) income before income tax	(3,214)	11,452	(14,666)	(128)
Income tax expense	3,306	4,582	(1,276)	(28)
Net (loss) income	$(6,520)	$6,870	$(13,390)	(195)%

Revenue
King paid us a $30.0 million upfront fee in connection with the closing of the King Agreement in December 2007. Revenue recognized in the three month periods ended June 30, 2009 and 2008 from amortization of this upfront fee was $0.8 million and $8.7 million, respectively. We have assigned a portion of the program fee revenue to each of three product candidates identified under the King Agreement. Our development responsibilities for two of the three product candidates have been completed.  We expect to recognize the remainder of the program fee revenue for the third product candidate ratably over its remaining development period which we currently estimate to extend through March, 2010.

Collaboration revenue recognized in the three month periods ended June 30, 2009 and 2008 was $0.1 million and $2.0 million, respectively for billed reimbursement of our Acurox® Tablet development expenses incurred pursuant to the King Agreement. We invoice King in arrears on a calendar quarter basis for our reimbursable development expenses under the King Agreement.  We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses.

Operating Expenses
Research and development expense during the three month periods ended June 30, 2009 and 2008 were for product candidates utilizing our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. We incurred $0.5 million and $0.2 million of research and development share-based compensation expense for the three months ended June 30, 2009 and 2008. Excluding this share-based compensation expense, there is a $2.2 million decrease in development expenses primarily attributable to clinical study costs for Acurox® Tablets.

Marketing expenses during the three month periods ended June 30, 2009 and 2008 consisted of Aversion® Technology primary market data research studies. Our general and administrative expenses primarily consisted of legal, audit and other professional fees, corporate insurance, and payroll. We incurred $1.8 million and $0.6 million of general and administrative share-based compensation expense for the three months ended June 30, 2009 and 2008. Excluding this share-based compensation expense, there is a $0.3 million increase in general, administrative and marketing expenses due to increase expenditures in legal expenses and franchise taxes.

Other Income (Expense)
During the three month periods ended June 30, 2009 and 2008, earnings from invested cash were $0.1 million and $0.2 million, respectively.

Net Income (Loss)
We record our tax provision using a 40% effective tax rate. We sustained a loss before taxes for the three months ended June 30, 2009 which could give rise to a tax benefit as these losses are utilized to offset future earnings.  However, because we are unable to reliably predict achieving future taxable income we are precluded under generally accepted accounting principles from recording in the current three month period such future tax benefit.  For the same reason and based upon our most current expectations for the remainder of the year, we have reversed our provision for income tax benefit from the first quarter of $.8 million and increased our deferred income tax asset valuation reserve by $2.5 million resulting in income tax expense of $3.3 million. Our net income for the three month period ended June 30, 2008 includes a tax provision of $5.8 million.

Liquidity and Capital Resources

At June 30, 2009, the Company had unrestricted cash and cash equivalents of $35.1 million compared to $35.4 million in cash, cash equivalents and short-term investments at December 31, 2008. The Company had working capital of $31.9 million at June 30, 2009 compared to $36.0 million at December 31, 2008. Cash flow used in  operating activities was $0.3 million for the six month period ended June 30, 2009 primarily representing the period’s net loss and the recognition of deferred program fee revenue adjusted for certain non-cash items such as deferred income taxes and charges for stock compensation, and from the collection of the collaboration revenue receivable. Cash flow generated by operating activities for the six month period ended June 30, 2008 primarily represented our recognition of deferred program fee revenue offset by the period’s net income and change in deferred income taxes. The cash flow from investing activities resulted from the maturity of our short term investments during the 2009 period and the purchase of short term investments for the 2008 period.

At July 29, 2009, we had cash and cash equivalents of approximately $34.5 million and estimate that such cash reserves will be sufficient to fund development of Aversion® Technology product candidates and related operating expenses at least through the next 12 months.

The following table presents our expected cash payments on contractual obligations outstanding as of June 30, 2009:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$22	$15	$7	$—	$—
Clinical studies	53	53	—	—	—
Employment agreements	1,096	623	473	—	—
Total	$1,171	$691	$480	$—	$—

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined on Rules 13a – 13(e) and 15(d) – 15(e) under the Exchange Act) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in providing reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 2009 Annual Meeting of Shareholders was held on June 25, 2009 (the “Annual Meeting”). In connection with the Annual Meeting proxies were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. On the record date for the Annual Meeting, the Company's outstanding voting securities consisted of 42,742,532 shares of common stock, of which 40,922,557 shares were represented in person or by proxy at the Annual Meeting. At the Annual Meeting, the following matters were submitted to a vote of the Company's voting security holders, with the results indicated below:

1. Election of Directors: The following seven (7) incumbent directors were elected to serve until the next Annual Meeting of Shareholders. The tabulation of votes was as follows:

Nominee	For	Withheld
Richard J. Markham	33,945,666	129,418
Immanuel Thangaraj	33,945,578	129,506
Bruce F. Wesson	33,945,628	129,456
Andrew D. Reddick	33,956,288	118,796
William A. Sumner	33,954,078	121,006
William G. Skelly	33,953,097	121,987
George K. Ross	33,953,814	121,270

2. Proposal to amend the Company’s Certificate of Incorporation to eliminate preferred stock and reduce authorized common shares. The tabulation of votes was as follows:

For	Against	Abstained	Not Voted
33,483,497	1,791	142	9,257,102

3. Proposal to amend the amendment to the Company’s 2008 Stock Option Plan. The tabulation of votes was as follows:

For	Against	Abstained	Not Voted
33,458,291	26,322	817	9,257,092

4. Proposal to amend the Company’s 1998 Stock Option Plan. The tabulation of votes was as follows:

For	Against	Abstained	Not Voted
33,459,397	25,189	843	9,257,103

5. Proposal to ratify the Company’s independent registered public accounting firm. The tabulation of votes was as follows:

For	Against	Abstained	Not Voted
33,952,489	122,465	130	8,667,448

Item 6. Exhibits

The exhibits required to be filed as part of this Report are listed below.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 29, 2009	ACURA PHARMACEUTICALS, INC.

/s/ Andrew D. Reddick
Andrew D. Reddick
President & Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer