Form 10-Q
period 2010-06-30
ACURA PHARMACEUTICALS, INC
filed 2010-07-29
CIK 786947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20649

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 S-T (§232.405 of this charter) during the preceding 12 months (or to such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☑

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

As of July 29, 2010 the registrant had 43,894,514 shares of common stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX

		Page No.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	June 30, 2010 and December 31, 2009	1

	Consolidated Statements of Operations
	Six and three months ended June 30, 2010 and June 30, 2009	2

	Consolidated Statement of Stockholders’ Equity
	Six months ended June 30, 2010	3

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2010	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 6.	Exhibits	16

Signatures		16

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

UNAUDITED
(in thousands, except par values)

	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$27,014	$30,174
Collaboration revenue receivable	387	357
Prepaid insurance	404	193
Prepaid expenses and other current assets	33	33
Total current assets	27,838	30,757
Property, plant and equipment, net	1,094	1,160
Total assets	$28,933	$31,917
Liabilities and Stockholders’ Equity
Current liabilities
Deferred program fee revenue	$933	$1,555
Accrued expenses	576	452
Total current liabilities	1,509	2,007
Commitments and contingencies
Stockholders’ equity
Common stock - $.01 par value; 100,000 shares authorized; 43,894 and 43,728 shares issued and outstanding at June 30, 2010 and December 31, 2009	439	437
Additional paid-in capital	357,433	352,694
Accumulated deficit	(330,448)	(323,221)
Total stockholders’ equity	27,424	29,910
Total liabilities and stockholders’ equity	$28,933	$31,917

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(in thousands, except per share data)

	Six Months Ended June 30		Three Months Ended June 30,
	2010	2009	2010	2009
Revenue
Program fee revenue	$622	$2,105	$233	$842
Collaboration revenue	2,038	172	387	55
Total revenue	2,660	2,277	620	897
Operating expense
Research and development expense	4,572	2,334	1,525	1,205
Marketing, general and administrative expense	5,309	5,396	2,281	2,948
Total operating expense	9,881	7,730	3,806	4,153
Loss from operations	(7,221)	(5,453)	(3,186)	(3,256)
Other income (expense), net	2	111	(3)	42
Loss before income tax	(7,219)	(5,342)	(3,189)	(3,214)
Income tax expense	8	2,455	3	3,306
Net loss	$(7,227)	$(7,797)	$(3,192)	$(6,520)

Loss per share - basic and diluted	$(0.15)	$(0.17)	$(0.07)	$(0.14)
Weighted average shares – basic and diluted	46,937	45,762	47,016	45,813

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2010

UNAUDITED
(in thousands, except par values)

	Common Stock $0.01 Par Value - Shares	Common Stock $0.01 Par Value - Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2009	43,728	$437	$352,694	$(323,221)	$29,910
Net loss	-	-	-	(7,227)	(7,227)
Share-based compensation	-	-	4,349	-	4,349
Exercise of warrants	166	2	390	-	392
Balance at June 30, 2010	43,894	$439	$357,433	$(330,448)	$27,424

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

UNAUDITED
(in thousands, except supplemental disclosures)

	2010	2009
Cash flows from operating activities
Net loss	$(7,227)	$(7,797)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	68	64
Deferred income taxes	-	2,479
Non-cash share-based compensation expense	4,349	3,854
Loss on asset dispositions	14	-
Changes in assets and liabilities
Collaboration revenue receivable	(29)	3,468
Prepaid expenses and other current assets	(220)	(78)
Accounts payable	-	(382)
Accrued expenses	131	227
Deferred program fee revenue	(622)	(2,105)
Net cash used in operating activities	(3,536)	(267)
Cash flows from investing activities
Capital expenditures	(16)	(89)
Investment maturities	-	5,039
Net cash (used in) provide by investing activities	(16)	4,950
Cash flows from financing activities–proceeds from warrant exercise	392	-
(Decrease) increase in cash and cash equivalents	(3,160)	4,683
Cash and cash equivalents at beginning of period	30,174	30,398
Cash and cash equivalents at end of period	$27,014	$35,082

Cash paid during the period for income taxes	$3	$86

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Six Months Ended June 30, 2010
1.
Warrants to purchase 64,000 shares of common stock were exercised at exercise price of $1.29 per share in a series of cashless exercise transactions resulting in the issuance of 14,000 shares of common stock.

Six Months Ended June 30, 2009
1.
Warrants to purchase 361,000 shares of common stock were exercised at exercise price of $3.40 per share in a series of cashless exercise transactions resulting in the issuance of 180,000 shares of common stock.

2.
Stock options to purchase 100,000 shares of common stock were exercised at exercise price of $1.30 per share in a cashless exercise transaction and after withholding shares for $173,000 minimum statutory payroll taxes, 50,000 shares of common stock were issued.

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2010 and results of operations and cash flows for the three and six months ended June 30, 2010 and 2009 have been made.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results expected for the full year ending December 31, 2010.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The year-end consolidated balance sheet presented was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

NOTE 2  RESEARCH AND DEVELOPMENT
Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) activities, and other activities.  Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and incentive compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include clinical trial studies,  regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred.  We make payments to the CRO's based on agreed upon terms and may include payments in advance of the study starting date. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO.  Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Advance payments are amortized to expense based on work performed. The Company has entered into several CRO clinical trial agreements pursuant to which these unfunded CRO commitments were $0.3 million at June 30, 2010 and are expected to be incurred as subjects are enrolled and progress through the clinical studies.

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

Program fee revenue is derived from amortized upfront payments, such as the $30.0 million upfront payment from King received in December 2007, and license fees, such as the $3.0 million option exercise fee paid by King to us in each of May and December 2008 upon the exercise of its option to license a third and fourth opioid analgesic product candidate under the King Agreement. We have assigned an equal portion of King’s $30.0 million upfront payment to each of three product candidates identified in the King Agreement and recognize the upfront payment as program fee revenue ratably over our estimate of the development period for each identified product candidate.  We expect to recognize the remainder of the program fee revenue for the third product candidate ratably over its remaining development period which we currently estimate will extend through June 2011.

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

NOTE 4  INCOME TAXES
The Company accounts for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets.  The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both June 30, 2010 and December 31, 2009 all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 5  ACCRUED EXPENSES
Accrued expenses are summarized as follows:
	Jun 30,	Dec 31,
(in thousands)	2010	2009
Payroll, payroll taxes, bonus and benefits	$265	$89
Legal and accountant services	127	160
State franchise taxes	35	21
Property taxes	18	19
Clinical and regulatory services	36	75
Other fees and services	95	88
	$576	$452

NOTE 6  SHARE-BASED COMPENSATION
The Company has share-based compensation plans including stock options and restricted stock units (“RSUs”) for its employees and directors.  The Company accounts for compensation cost related to share-based payments based on fair value of the stock options and RSUs when awarded to an employee or director.  The value of the portion of the award that is ultimately expected to vest is recognized as expense in the relevant accounting periods in the Company’s consolidated financial statement. The Company uses the straight line method for determining the value of share-based compensation. The Company determines the estimated fair value of share-based stock option awards using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices), risk-free interest rate and expected dividends. The Company did not consider implied volatility because there are no options traded in its stock. The risk – free interest rate assumption is based on observed interest rates appropriate for the estimated term of the employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts on common stock. The expected term of the award represents the period that the employees and directors are expected to hold the award before exercise and issuance using historical exercise activity. The Company’s accounting for share-based compensation for RSUs is also based on the fair-value method. The fair value of the RSUs is based on the closing market price of the Company’s common stock on the date of the RSU award.

Restricted Stock Unit Award Plan
The Company has RSUs issued and outstanding under a Restricted Stock Unit Award Plan (“2005 RSU Plan”) for its employees and directors. A RSU represents the contingent obligation of the Company to deliver a share of its common stock to the holders of a vested RSU on a specified distribution date.  For the 2005 RSU Plan, absent a change of control, one-fourth of vested shares of common stock underlying an RSU award will be distributed on January 1 of each of 2011, 2012, 2013 and 2014. If a change in control occurs (whether prior to or after 2011), an acceleration of unvested shares will occur and all shares underlying the RSU award will be distributed at or about the time of the change in control and any unrecognized share-based compensation expense will be recognized in our consolidated financial statements.

At June 30, 2010 and December 31, 2009, 3.32 million RSUs were outstanding of which 3.19 million and 3.11 million were fully vested, respectively.  During the three months ended June 30, 2009, awards of 0.3 million RSUs were granted having a fair value of $2.0 million. There was no RSU award activity during the three month period ended June 30, 2010.  Share-based compensation from outstanding RSU awards in the amount of $0.1 million and less than $12,000 is included in R&D expense in the three month period ended June 30, 2010 and 2009, respectively. Share-based compensation from outstanding RSU awards in the amount of $0.2 million is included in general and administrative expense (“G&A”) expense in each of the three month periods ended June 30, 2010 and 2009.

During the six month period ended 2009, awards of 0.33 million RSUs were granted having a fair value of $2.1 million, respectively. There was no RSU award activity during the six month period ended June 30, 2010. Share-based compensation from outstanding RSU awards in the amount of $0.1 million is included in R&D expense in each of the six month periods ended June 30, 2010 and 2009.  Share-based compensation from outstanding RSU awards in the amount of $0.3 million and $0.2 million is included in G&A expense in the six month period ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the Company had $0.8 million of unrecognized share-based compensation expense from RSU awards which will be recognized in our consolidated financial statements over their remaining vesting periods.

Distribution of RSU shares to employees may require the Company to make minimum statutory withholding tax (“withholding tax”) payments for such employee on any gain on such shares at the time of distribution.  The employee is responsible for providing sufficient funds to the Company to make such withholding tax payments.  However, under the 2005 RSU Plan, the employee may elect to take a partial distribution of shares and have the Company retain the balance of the share distribution in satisfaction of the withholding tax payments.  In such an event, the Company becomes obligated to directly pay the withholding taxes of such employee and will retain a sufficient number of shares such that the fair market value of the retained shares will cover the withholding taxes.  The Company has not reflected this obligation as a liability in its consolidated financial statements as the withholding tax payments are contingent upon both the timing and the distribution of the RSU shares to the employee and the closing market price of our common stock at the time of distribution. Such withholding taxes will be paid and charged against additional paid in capital as the RSU shares are distributed.

Stock Option Award Plans
At June 30, 2010, the Company has stock options issued and outstanding under three stock option plans.  The Company’s 1995 and 1998 Stock Option Plans have expired but stock options awarded under such plans remain outstanding under the terms of those plans. The Company’s 2008 Stock Option Plan remains in effect. Under the 1998 and 2008 stock option plans, only one-fourth of vested non-incentive stock options (“NonISO”) may be exercised during each of calendar years 2011, 2012, 2013 and 2014.

At June 30, 2010, stock options to purchase 3.7 million common shares were outstanding of which 3.2 million and 2.7 million stock options were vested at June 30, 2010 and December 31, 2009, respectively. During the three months ended June 30, 2010 the only stock option activity was the expiration of 22,000 stock options.  During the three month period ended June 30, 2009, stock options to purchase 1.1 million shares of common stock having a weighted-average exercise price of $6.36 were granted, 0.1 million stock options were exercised at a price of $1.30 per share, and no stock options expired. Share-based compensation from outstanding stock option awards in the amount of $0.4 million and $0.5 million is included in R&D expense in the three month period ended June 30, 2010 and June 30, 2009, respectively. Share-based compensation from outstanding stock option awards in the amount of $1.3 million and $1.6 million is included in G&A expense in the three month period ended June 30, 2010 and June 30, 2009, respectively.

During the six month period ended June 30, 2010 and 2009, stock options to purchase 0.1 million shares and 1.3 million shares of common stock having a weighted average exercise price of $5.47 and $6.38 were granted and 50,000 and 17,000 stock options expired, respectively. During the six month period ended June 30, 2009 stock options of 0.1 million shares were exercised at a price of $1.30 per share. Share-based compensation from outstanding stock option awards in the amount of $0.9 million and $0.7 million is included in R&D expense in the six month period ended June 30, 2010 and June 30, 2009, respectively. Share-based compensation from outstanding stock option awards in the amount of $3.0 million and $2.8 million is included in G&A expense in the six month period ended June 30, 2010 and June 30, 2009, respectively.

Assumptions used in the Black-Scholes model to determine fair value for the 2010 and 2009 stock option awards were:
	2010	2009
Dividend yield	0.0%	0.0%
Average risk-free interest rate	3.85%	2.77%
Average volatility	122%	124%
Expected forfeitures	0.0%	0.0%
Expected holding period	10 years	10 years
Weighted average grant date fair value	$5.23	$6.28

As of June 30, 2010 the Company had $3.0 million of unrecognized stock option compensation expense, net of estimated forfeitures, which will be recognized in our consolidated financial statements over their remaining vesting periods. Under the stock option plans, if a change in control occurs, an acceleration of unvested shares will occur and any remaining unrecognized share-based compensation expense will be recognized in our consolidated financial statements.

Exercise of NonISO stock option shares by employees may require the Company to make minimum statutory withholding tax (“withholding tax”) payments for such employee on any gain on such shares at the time of issuance.  The employee is responsible for providing sufficient funds to the Company to make such withholding tax payments.  However, under the Company’s stock option plans, the employee may elect to take a partial distribution of the exercised NonISO shares and have the Company retain the balance of the exercised shares in satisfaction of the employee’s withholding tax payments.  In such an event, the Company becomes obligated to directly pay the withholding taxes of such employee and will retain a sufficient number of shares such that the fair market value of the retained shares will cover the withholding taxes. The Company has not reflected this obligation as a liability in its consolidated financial statements as the withholding tax payments are contingent upon both the timing and exercise of the NonISO stock option shares held by the employee and the closing market price of our common stock at the time of exercise. Such withholding taxes will be paid and charged against additional paid in capital as the NonISO stock options are exercised.

NOTE 7  COMMON STOCK WARRANTS
At June 30, 2010, the Company had common stock warrants outstanding exercisable for 2.2 million shares of common stock at an exercise price of $3.40 per share with an expiration date of August 2014.

NOTE 8  EARNINGS (LOSS) PER SHARE
Computation of basic earnings (loss) per share of common stock is based on the sum of the weighted average number of outstanding common shares and vested restricted stock units (“RSUs”) during the period. Computation of diluted earnings (loss) per share is based on the sum of the common shares and vested RSUs used in the basic earnings (loss) computation, adjusted for the effect of other potentially dilutive securities. Excluded from the diluted earnings (loss) per share computation at June 30, 2010 and 2009 are 6.0 million and 8.0 million, respectively, of potentially dilutive securities, as the effect of including these securities would be antidilutive. Accordingly for the six and three months ending June 30, 2010 and 2009 the loss per share is the same for both basic and diluted computations.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Basic and diluted loss per share computation
Numerator:
Net loss	$(7,227)	$(7,797)	$(3,192)	$(6,520)
Denominator:
Common shares (weighted)	43,789	42,781	43,849	42,825
Vested RSUs (weighted)	3,148	2,981	3,167	2,988
Weighted average number of shares outstanding	46,937	45,762	47,016	45,813

Basic and diluted loss per common share	$(0.15)	$(0.17)	$(0.07)	$(0.14)

Excluded potentially dilutive securities:
Common shares issuable (1):
Nonvested RSUs	127	319	127	319
Common stock options (vested and nonvested)	3,713	4,164	3,713	4,164
Common stock warrants	2,193	3,546	2,193	3,546
Total excluded dilutive common stock equivalents	6,033	8,029	6,033	8,029

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

Other important factors that may also affect future results include, but are not limited to: our ability to attract and retain skilled personnel; our ability to secure and protect our patents, trademarks and other proprietary rights; litigation or regulatory action that could require us to pay significant damages or change the way we conduct our business; our ability to compete successfully against current and future competitors; our dependence on third-party suppliers of raw materials; our ability to secure U.S. Drug Enforcement Administration quotas and source the active ingredients for our products in development; difficulties or delays in conducting clinical trials for our product candidates or in the commercial manufacture and supply of our products; and other risks and uncertainties detailed in this Report and in our 2009 Annual Report on Form 10-K filed  with the Securities and Exchange Commission. When used on this website, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions identify forward-looking statements.

Company Overview
We are a specialty pharmaceutical company engaged in research, development and manufacture of product candidates intended to introduce limits or impediments to abuse utilizing our proprietary Aversion® and Impede™ Technologies.  Our Aversion® Technology opioid analgesic product candidates are intended to effectively relieve pain while simultaneously introducing limits or impediments to common methods of opioid product misuse and abuse, including the:

•	intravenous injection of dissolved tablets or capsules;

•	nasal snorting of crushed tablets or capsules; and/or

•	intentional swallowing of excess quantities of tablets or capsules.

Acurox® (oxycodone HCl) Tablets
After our April 22, 2010 FDA Advisory Committee meeting for Acurox® with Niacin (oxycodone HCl/niacin) Tablets, we and King jointly announced our intentions to develop product candidates utilizing our Aversion® Technology without niacin including Acurox® (oxycodone HCl) Tablets, Vycavert® (hydrocodone bitartrate/acetaminophen) Tablets and Acuracet® (oxycodone HCl/acetaminophen) Tablets.  In a Phase 1 pharmacokinetic (PK) study, Acurox® Tablets demonstrated fasted bioequivalence to the anticipated reference listed drug. We expect this PK study will serve as the basis for establishing safety and analgesic efficacy of Acurox® Tablets.  King and Acura have scheduled a pre-NDA meeting for Acurox® Tablets for late in the 3rd quarter of 2010 to confirm the contents of an Acurox® Tablets NDA submission acceptable to FDA for filing.  Although we do not expect a Phase 3 safety and efficacy study will be required for an NDA filing, we expect that additional PK and abuse liability studies may be required.  Subject to the outcome of our pre-NDA meeting, we expect to submit an NDA for Acurox® Tablets to the FDA in the first quarter of 2011.

A primary market research survey of 401 opioid prescribing physicians suggests that regardless of whether Acurox® Tablets contain niacin or do not contain niacin, Acurox® has the potential for garnering a substantial share of immediate release opioid analgesics prescriptions.  This finding was confirmed in a separate primary market research study of 435 physicians which concluded the particular combination of ingredients [i.e. with or without niacin] does not appear to have a substantial effect on the estimated brand market share potential.

Acurox® with Niacin (oxycodone HCl/niacin) Tablets
We and King are analyzing the results from study AP-ADF-114 (Study 114), an abuse liability study comparing the like/dislike scores of Acurox® with Niacin Tablets to oxycodone HCl tablets alone.  Study 114 was not included in the original NDA filing for Acurox® with Niacin Tablets submitted to the FDA in December 2008 and for which we received an FDA Complete Response letter in June 2009.  We intend to complete our Study 114 analyses and submit a response to the FDA’s June 2009 Complete Response letter for Acurox® with Niacin Tablets.

All of our opioid product candidates utilizing Aversion® Technology (with or without niacin) are encompassed by two issued U.S. patents, which in combination with our anticipated product labeling and drug product listing strategies are anticipated to provide our opioid products licensed to King with protection from generic competition through the expiration of our patents in 2025.

Impede™ PSE Tablets
We have developed a pseudoephedrine hydrochloride (PSE) tablet product candidate utilizing our Impede™ Technology.  Impede™ Technology utilizes a proprietary mixture of functional inactive ingredients intended to limit or impede extraction of PSE from the tablets for use as a starting material in producing the illicit drug methamphetamine.  The unique mixture of inactive ingredients in the Impede™ PSE product candidate are generally recognized as safe.

We sponsored an independent pharmaceutical laboratory test of our Impede™ PSE tablets compared to Sudafed®* brand PSE tablets in an attempt to extract PSE from 100 x 30 mg tablets for conversion to methamphetamine using what we believe to be the three most commonly used conversion processes.  The results of these tests demonstrated that while PSE was readily extracted from Sudafed® tablets, Impede™ PSE effectively impeded the extraction of the PSE for conversion into methamphetamine.  The results of these tests are summarized in the table below:

	% Pseudoephedrine HCl extracted from 100 x 30mg tablets
Product Tested	Method 1	Method 2	Method 3
Impede™ PSE Tablets	0%	0%	0%
Sudafed® Tablets	96%	89%	79%
*Sudafed® is a registered trademark of McNeil PPC, Inc.

We are currently optimizing our tablet formulation and evaluating commercialization and regulatory strategies for Impede™ PSE Tablets.

Additional Product Candidates
We are developing a benzodiazepine tablet product candidate utilizing our Aversion® Technology.  The primary active ingredient in this product candidate is intended for the treatment of anxiety disorders.  Benzodiazepine products are classified as Schedule IV controlled substances by the U.S. Drug Enforcement Administration (“DEA”).

King Agreement
We have entered into a license agreement (the “King Agreement”) with King to develop and commercialize in the United States, Canada and Mexico (the "King Territory") Acurox®  Tablets, Acuracet® Tablets, Vycavert®  Tablets and a fourth undisclosed opioid analgesic product candidate utilizing our proprietary Aversion® Technology.  King has an option to license in the King Territory certain future opioid analgesic products developed utilizing our Aversion® Technology.

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

As of June 30, 2010 we have received aggregate payments of $57.9 million from King, consisting of a $30.0 million non-refundable upfront cash payment, $16.9 million in reimbursed R&D expenses relating to Acurox® Tablets, $6.0 million in fees relating to King’s exercise of its option to license each of an undisclosed opioid analgesic tablet product and Vycavert® Tablets, and a $5.0 million milestone fee for successful achievement of the primary endpoints for our pivotal Phase III clinical study for Acurox® Tablets.  The King Agreement provides for King to pay us: (a) a $3.0 million option exercise fee for each future opioid product candidate King licenses, (b) up to $23 million in regulatory milestone payments for each King licensed product candidate, including Acurox® Tablets, in specific countries in the King Territory, and (c) a one-time $50 million sales milestone payment upon the first attainment of an aggregate of $750 million in net sales of all of our licensed products combined in all King Territories.  In addition, for sales occurring following the one year anniversary of the first commercial sale of the first licensed product sold, King will pay us a royalty at one of six rates ranging from 5% to 25% based on the level of combined annual net sales for all products licensed by us to King in all King Territories, with the highest applicable royalty rate applied to such combined annual sales.  No minimum annual fees are payable by either party under the King Agreement.

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

Company’s Present Financial Condition
At July 29, 2010, we had cash and cash equivalents of approximately $26.5 million. We estimate that our current cash reserves will be sufficient to fund operations and the development of Aversion® Technology and Impede™ Technology and related product candidates through at least the next 12 months.

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

Results of Operations for the Six Months Ended June 30, 2010 and 2009

	June 30,		Change
($ in thousands):	2010	2009	Dollars	%
Revenue
Program fee revenue	$622	$2,105	$(1,483)	(70)%
Collaboration revenue	2,038	172	1,866	1085
Total revenue	2,660	2,277	383	17
Operating expense
Research and development expense	4,572	2,334	2,238	96
Marketing, general and administrative expense	5,309	5,396	(87)	(2)
Total operating expense	9,881	7,730	2,151	28
Loss from operations	(7,221)	(5,453)	1,768	32
Other income, net	2	111	(109)	(98)
Loss before income tax	(7,219)	(5,342)	1,877	35
Income tax expense	8	2,455	(2,447)	(100)
Net loss	$(7,227)	$(7,797)	$(570)	(7)%

Revenue
King paid us a $30.0 million upfront fee in connection with the closing of the King Agreement in December 2007. Revenue recognized in the six months ended June 30, 2010 and 2009 from amortization of this upfront fee was $0.6 million and $2.1 million, respectively. We have assigned a portion of the program fee revenue to each of three product candidates identified under the King Agreement and expect to recognize the remainder of the program fee revenue ratably over our estimate of the development period for each of these product candidates identified in the King Agreement. We currently estimate the development period will extend through June 2011.

Collaboration revenue recognized in the six months ended June 30, 2010 and 2009 was $2.0 million and $0.2 million, respectively, for billed reimbursement of our Acurox® Tablet development expenses incurred pursuant to the King Agreement. We invoice King in arrears on a calendar quarter basis for our reimbursable development expenses under the King Agreement.  We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying R&D expenses.

Operating Expense
R&D expense during the six months ended June 30, 2010 and 2009 were for product candidates utilizing our Aversion® and Impede™ Technologies, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs.  Included in the 2010 and 2009 results are non-cash share-based compensation expenses of $1.0 million and $0.8 million, respectively. Excluding the share-based compensation expense, there is a $2.0 million increase in development expenses primarily attributable to conducting Study 114 for Acurox® with Niacin Tablets, our ongoing development activities for the benzodiazepine tablet product candidate, the initiation of development of an extended release opioid product candidate and our continuing research efforts with a product candidate using our novel Impede™ Technology.

Marketing expenses during the six months ended June 30, 2010 and 2009 primarily consisted of market research studies on  our Aversion® and Impede™ Technologies. Our G&A expenses primarily consisted of legal, audit and other professional fees, corporate insurance, and payroll. Included in the 2010 and 2009 results are non-cash share-based compensation expenses of $3.3 million and $3.1 million, respectively. Excluding the share-based compensation expense, our marketing, general and administrative expenses overall decreased $0.3 million.

Other Income
During the six months ended June 30, 2010 and 2009, our cash was invested in accordance with the investment policy approved by our Board of Directors resulting in nominal interest income earned in 2010 and $0.1 million in 2009 due to the prevailing low interest rates.

Net Loss
The Company records its tax provision using a 40% effective tax rate. The net loss for the six months ended June 30, 2010 includes no federal or state income tax benefit provisions due to uncertainty of their future utilization. A nominal state tax provision is being recorded for the Company’s subsidiary operations apportioned to one state jurisdiction. The Company’s net loss for the six months ended June 30, 2009 included income tax expense of $2.5 million recorded when we increased our deferred income tax asset valuation reserve. The Company determined it was more likely than not that a portion of the Company’s net operating loss carryforwards may not be realized in the near term and accordingly a valuation allowance was provided.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

	June 30,		Change
($ in thousands):	2010	2009	Dollars	%
Revenue
Program fee revenue	$233	$842	$(609)	(72)%
Collaboration revenue	387	55	332	604
Total revenue	620	897	(277)	(31)
Operating expense
Research and development expense	1,525	1,205	320	27
Marketing, general and administrative expense	2,281	2,948	(667)	(23)
Total operating expense	3,806	4,153	(347)	(8)
Loss from operations	(3,186)	(3,256)	(70)	(2)
Other income (expense), net	(3)	42	(45)	(107)
Loss before income tax	(3,189)	(3,214)	(25)	(1)
Income tax expense	3	3,306	(3,303)	(100)
Net loss	$(3,192)	$(6,520)	$(3,328)	(51)%

Revenue
King paid us a $30.0 million upfront fee in connection with the closing of the King Agreement in December 2007. Revenue recognized in the three months ended June 30, 2010 and 2009 from amortization of this upfront fee was $0.2 million and $0.8 million, respectively. We have assigned a portion of the program fee revenue to each of three product candidates identified under the King Agreement and expect to recognize the remainder of the program fee revenue ratably over our estimate of the development period for each of these product candidates identified in the King Agreement. We currently estimate the development period will extend through June 2011.

Collaboration revenue recognized in the three months ended June 30, 2010 and 2009 was $0.4 million and $0.1 million, respectively, for billed reimbursement of our Acurox® Tablet development expenses incurred pursuant to the King Agreement. We invoice King in arrears on a calendar quarter basis for our reimbursable development expenses under the King Agreement.  We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying R&D expenses.

Operating Expense
R&D expense during the three months ended June 30, 2010 and 2009 were for product candidates utilizing our Aversion® and Impede™ Technologies, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs.  Included in the 2010 and 2009 results are non-cash share-based compensation expenses of $0.5 million each. Excluding the share-based compensation expense, there is a $0.3 million increase in development expenses primarily attributable to conducting Study 114 for Acurox® with Niacin Tablets, our ongoing development activities for the benzodiazepine tablet product candidate, the initiation of development of an extended release opioid product candidate and our continuing research efforts with a product candidate using our novel Impede™ Technology.

Marketing expenses during the three months ended June 30, 2010 and 2009 primarily consisted of market  research studies on our Aversion® and Impede™ Technologies. Our G&A expenses primarily consisted of legal, audit and other professional fees, corporate insurance, and payroll. Included in the 2010 and 2009 results are non-cash share-based compensation expenses of $1.5 million and $1.8 million, respectively. Excluding the share-based compensation expense, our marketing, general and administrative expenses overall decreased $0.3 million.

Other Income
During the three months ended June 30, 2010 and 2009, our cash was invested in accordance with the investment policy approved by our Board of Directors resulting in nominal interest income earned in 2010 and 2009 due to the prevailing low interest rates.

Net Loss
The Company records its tax provision using a 40% effective tax rate. The net loss for the three months ended June 30, 2010 includes no federal or state income tax benefit provisions due to uncertainty of their future utilization. A nominal state tax provision is being recorded for the Company’s subsidiary operations apportioned to one state jurisdiction. The Company’s net loss for the six months ended June 30, 2009 included income tax expense of $3.3 million recorded when we increased our deferred income tax asset valuation reserve. The Company determined it was more likely than not that a portion of the Company’s net operating loss carryforwards may not be realized in the near term and accordingly a valuation allowance was provided.

Liquidity and Capital Resources
At June 30, 2010, the Company had unrestricted cash and cash equivalents of $27.0 million compared to $30.2 million at December 31, 2009. The Company had working capital of $26.3 million at June 30, 2010 compared to $28.8 million at December 31, 2009. The decrease in our cash position of $3.2 million is primarily due to the period’s net loss adjusted for certain non-cash items such as deferred program fee revenue and expenses for stock compensation offset by the collection of our collaboration revenue receivable. Cash flows used in operating activities were $0.3 million for the six  months ended June 30, 2009 primarily representing the collection of the collaboration revenue receivable offset by the period’s net loss adjusted for certain non-cash items such as deferred program fee revenue, deferred income taxes, and expenses for stock compensation. Cash flows provided by investing activities were $5.0 million for the six months ended June 30, 2009 generated from the maturities of our short term investments. Cash flows provided by financing activities were $0.4 million for the six months ended June 30, 2010 generated from the cash exercise of outstanding warrants.

At July 29, 2010, the Company had cash and cash equivalents of approximately $26.5 million. The Company estimates that such cash reserves will be sufficient to fund the development of Aversion® Technology and Impede™ Technology product candidates and related operating expenses at least through the next 12 months.

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

(b)  Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

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

July 29, 2010	ACURA PHARMACEUTICALS, INC.

/s/ Andrew D. Reddick
Andrew D. Reddick
President & Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer