Form 10-K
period 2010-12-31
ACURA PHARMACEUTICALS, INC
filed 2011-03-01
CIK 786947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number 1-10113

ACURA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

New York	11-0853640
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

616 N. North Court, Suite 120, Palatine, Illinois	60067
(Address of principal administrative office)	(Zip code)

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

☐ Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the last sale  price on the NASDAQ Capital Market of the Common Stock on June 30, 2010 ($2.51) (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26.0 million.

As of February 28, 2011, the registrant had 44,640,268 shares of Common Stock, par value $0.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on or about April 28, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Acura Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2010

Tablet of Contents

Forward-Looking Statements

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, our ability and the ability of King Pharmaceuticals Research and Development, Inc. (“King”), a wholly-owned subsidiary of King Pharmaceuticals, Inc., (to whom we have licensed our Aversion® Technology for certain opioid analgesic products in the United States, Canada and Mexico) and the ability other pharmaceutical companies, if any, to whom we may license our Aversion® Technology or Impede™ Technology, to obtain necessary regulatory approvals and commercialize products utilizing such technologies, the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties, and the ability to fulfill the U.S. Food and Drug Administration’s (“FDA”) requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date and the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates, the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates, changes in regulatory requirements, adverse safety findings relating to our product candidates, the risk that the FDA may not agree with our analysis of our clinical studies and may evaluate the results of these studies by different methods or conclude that the results of the studies are not statistically significant, clinically meaningful or that there were human errors in the conduct of the studies or the risk that further studies of our product candidates are not positive or otherwise do not support FDA approval, whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications or for abuse deterrent features, whether our product candidates will ultimately deter abuse in commercial settings, and the uncertainties inherent in scientific research, drug development, laboratory and clinical trials and the regulatory approval process.  Other important factors that may also affect future results include, but are not limited to: our ability to attract and retain skilled personnel; our ability to secure and protect our patents, trademarks and other proprietary rights; litigation or regulatory action that could require us to pay significant damages or change the way we conduct our business; our ability to compete successfully against current and future competitors; our dependence on third-party suppliers of raw materials; our ability to secure U.S. Drug Enforcement Administration ("DEA") quotas and source the active ingredients for our products in development; difficulties or delays in conducting clinical trials for our product candidates or in the commercial manufacture and supply of our products; and other risks and uncertainties detailed in this Report. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions identify forward-looking statements.

PART I
ITEM  1.  BUSINESS

Overview

We are a specialty pharmaceutical company engaged in research, development and manufacture of product candidates intended to provide abuse deterrent features and benefits utilizing our proprietary Aversion® and Impede™ Technologies.  Our Aversion® Technology opioid analgesic product candidates are intended to effectively relieve pain while simultaneously discouraging common methods of opioid product misuse and abuse, including the:

•	intravenous injection of dissolved tablets or capsules;
•	nasal snorting of crushed tablets or capsules; and
•	intentional swallowing of excess quantities of tablets or capsules (when product candidates are formulated with niacin).

We and our licensee, King are jointly developing opioid analgesic product candidates both with and without niacin utilizing our patented Aversion® Technology.  In addition to Acurox® (oxycodone HCl) Tablets, we and King are developing Vycavert® (hydrocodone bitartrate/acetaminophen) Tablets, Acuracet® (oxycodone HCl/ acetaminophen) Tablets, Acurox® with Niacin (oxycodone HCl/niacin) Tablets and additional undisclosed opioid product candidates utilizing our Aversion® Technology.  We and King have submitted a New Drug Application (NDA) for Acurox® with Niacin Tablets.  Four opioid product candidates (both with and without niacin) are licensed to King under our License, Development and Commercialization Agreement dated October 30, 2007.  We are also developing an undisclosed benzodiazepine tablet product candidate utilizing Aversion® Technology intended for the treatment of anxiety disorders, and a pseudoephedrine HCl tablet product utilizing Impede™ Technology intended for treatment of nasal congestion.

All of our opioid product candidates utilize Aversion® Technology (both with and without niacin) and are covered by issued U.S. patents, which in combination with our anticipated product labeling and drug product listing strategies are anticipated to provide our opioid products with barriers to market entry for generic competition through the expiration of our patents in 2025.

In addition to our Aversion® Technology, as part of our continuing research efforts we are investigating and developing novel mechanisms to incorporate abuse deterrent features into abused and misused pharmaceutical products.  In this regard we have developed Impede™ PSE, a pseudoephedrine hydrochloride (“PSE”) tablet product candidate utilizing our Impede™ Technology.  Impede™ Technology utilizes a proprietary mixture of functional inactive ingredients intended to limit or impede extraction of PSE from tablets for use as a starting material in producing the illicit drug methamphetamine.  An 18 subject clinical study demonstrated our Impede™ PSE Tablets are bioequivalent to Sudafed® brand PSE tablets and a leading generic PSE store brand tablet.  We are currently negotiating with a contract manufacturer for the scale up and commercial manufacture of our Impede™ PSE Tablets.  It is our current expectation to market our Impede™ PSE Tablets directly to national and regional drug store chains.

Acurox® Tablets is an orally administered immediate release tablet containing oxycodone hydrochloride (HCl) as its sole active analgesic ingredient and is intended for the relief of moderate to severe pain.  On December 17, 2010, King submitted a New Drug Application (“NDA”) for Acurox® Tablets to the FDA, including a request for priority review classification. On February 10, 2011 the FDA notified King of the FDA’s acceptance for filing of the Acurox® Tablets NDA and the grant of a priority review classification.  The priority review classification establishes a non-binding date of June 17, 2011 for the FDA to complete its review of the Acurox® Tablets NDA under the Prescription Drug User Fee Act (PDUFA). In addition to filing acceptance and assignment of a Priority review classification, the FDA’s filing communication letter to King also includes preliminary comments about potential review issues relating to an intranasal abuse liability study included in the NDA and requests additional information relating to this study and other issues.  The preliminary notice of potential review issues is not indicative of deficiencies that may be identified during the FDA’s review of the NDA.  No assurance can be given that any issues raised as part of the FDA’s review of the Acurox® NDA (including the potential review issues in the FDA’s filing communication letter) will be addressed to the FDA’s satisfaction or that the Acurox® NDA will be approved by the FDA.  Acurox® Tablets utilizes our patented Aversion® Technology which is designed to limit or impede abuse by intravenous injection of dissolved tablets and nasal snorting of crushed tablets.  A separate NDA for Acurox® with Niacin (oxycodone HCl/niacin) Tablets, which is designed to deter intravenous, nasal, and abuse by excess oral consumption, is subject to an FDA Complete Response Letter.  See below under the caption “Acurox® Tablets Development Program - Acurox® with Niacin Tablets” for the status of our response to the FDA’s Complete Response Letter.

The misuse and abuse of pharmaceutical products in general, and opioid analgesics in particular, is a significant societal problem described as epidemic in nature.  It is estimated that 75 million people in the U.S. suffer from pain, and, according to U.S. government surveys, 35.0 million people, or more than 10% of the U.S. population, have used prescription opioid analgesics non-medically at some point in their lifetime.  We expect our Aversion® Technology opioid product candidates to compete primarily in the market for immediate release opioid products (“IR Opioid Products”) which are commonly prescribed for relief of pain for durations generally less than 30 days.  In 2010, IMS Health reported 260 million prescriptions dispensed for opioid analgesic tablets and capsules, of which approximately 244 million were for IR Opioid Products and 16 million were for extended release opioid tablet and capsule products (“ER Opioid Products”) which are commonly prescribed for relief of chronic pain for durations ranging from several weeks to several months or longer. We have contracted, through an independent market research firm, numerous market research studies including two which surveyed 401 and 435 opioid analgesic prescribing U.S. based physicians, respectively.  These studies revealed that physicians are keenly aware of opioid analgesic abuse and are personally concerned with the potential impact of drug abuse on their respective medical practices.  Our study of 401 physicians indicated that of the prescriptions likely to be written for our product candidates that utilize the analgesic oxycodone, 59% will be switched from immediate release products containing either hydrocodone or oxycodone, with the remaining 41% being switched from other currently marketed opioid analgesic products such as codeine, propoxyphene, morphine, and tramadol.  Ninety-four percent (94%) of 401 physicians surveyed indicated they would either prescribe one of the Aversion® Technology products (with or without niacin) profiled in the market research questionnaire for one of their last five patients receiving an opioid prescription or they are aware of a patient in their practice for whom Aversion® Technology opioid analgesic products (with or without niacin) would be an appropriate choice.  These studies suggest that regardless of whether Acurox® Tablets contain or do not contain niacin, Acurox® has the potential to garner a substantial share of immediate release opioid analgesic prescriptions, although there can be no assurance in this regard.

We have established and intend to pursue future strategic alliances and licensing agreements with pharmaceutical companies to augment and enhance our ability to develop and commercialize our product candidates.  We also intend to pursue the in-license or acquisition of product candidates and technologies to expand our portfolio of abuse deterrent technologies and product candidates. In October 2007, we entered into a License, Development and Commercialization Agreement with King to develop and commercialize certain opioid analgesic products utilizing our proprietary Aversion® Technology, including Acurox® Tablets.  The King Agreement initially provided King with an exclusive license in the United States, Canada and Mexico (the “King Territory”) to Acurox® Tablets (with and without niacin) and Acuracet® (oxycodone HCl/acetaminophen) Tablets (with and without niacin), and an option to license future opioid analgesic product candidates utilizing our Aversion® Technology (with and without niacin) in the King Territory.  In May and December 2008, King exercised its option and licensed an undisclosed opioid analgesic tablet product and Vycavert® with Niacin (hydrocodone bitartrate/niacin/acetaminophen) Tablets, respectively.  Under the terms of the King Agreement, King made an upfront cash payment to us of $30 million.  As of February 28, 2011, we had received an additional $28.4 million from King in the form of milestone payments, option fees and reimbursement for research and development expenses. In addition, we are eligible for future regulatory and sales milestone payments, reimbursement for certain research and development expenses and royalties on combined annual net sales of all products commercialized under the King Agreement.  On January 31, 2011, Pfizer Inc. (“Pfizer”) announced completion of a tender offer acquisition of King Pharmaceuticals, Inc., resulting in King becoming a majority-owned subsidiary of Pfizer.  Pfizer publicly announced it intends to complete a short-form merger with King on or about February 28, 2011, pursuant to which King will become a wholly-owned subsidiary of Pfizer.

We conduct research, development, laboratory, manufacturing, and warehousing activities at our operations facility in Culver, Indiana and lease an administrative office in Palatine, Illinois.  In addition to internal capabilities and activities, we engage numerous clinical research organizations (“CROs”) with expertise in regulatory affairs, clinical trial design and monitoring, clinical data management, biostatistics, medical writing, laboratory testing and related services.  Such CROs perform, under our direction, development and regulatory services relating to our technologies and product candidates.  We also intend to contract with a third-party pharmaceutical product manufacturer and packager to supply commercial requirements for our Impede™ PSE Tablets.

Our Strategy

Our goal is to become a leading specialty pharmaceutical company focused on addressing the growing societal problem of pharmaceutical drug abuse by developing a broad portfolio of products with abuse deterrent features and benefits.  Specifically, we intend to:

•
Capitalize on our Experience and Expertise in the Research and Development of Pharmaceutical Products with Abuse Deterrent Features and Benefits.  Our strategy is to facilitate rapid product development and minimize risk by utilizing active pharmaceutical ingredients with proven safety and efficacy profiles with known potential for abuse, and develop new products utilizing our proprietary technologies using the FDA’s 505(b)(2) NDA and other regulatory pathways and processes.

•
Emerge as a Leader in Developing and Commercializing Products with Abuse Deterrent Features and Benefits Able to Uniquely Address the Growing Problem of Abuse of Prescription Drugs.  We believe that Acurox® Tablets and our other opioid product candidates in development have demonstrated that Aversion® Technology allows products to provide the analgesic benefit they were intended to deliver, while simultaneously having features that are intended to deter misuse and abuse.  We believe these benefits will be attractive to physicians, third party payers, and public advocacy groups sensitive to the problem of prescription drug abuse.

•
Optimize Shareholder Value and Temper Risk by Licensing our Product Candidates to Strategically Focused Pharmaceutical Companies in the U.S. and Other Geographic Territories.  On October 30, 2007, we and King entered into the King Agreement to develop and commercialize in the United States, Canada and Mexico opioid analgesic products utilizing Aversion® Technology.  We believe opportunities exist to enter into similar agreements with other partners for these same opioid products outside the King Territory, and in the United States and worldwide for developing additional Aversion® Technology and Impede™ Technology product candidates for other abusable drugs such as tranquilizers, stimulants, sedatives and decongestants.  By licensing our product candidates to strategically focused companies with expertise and infrastructure in commercialization of pharmaceuticals, we are able to leverage our expertise, intellectual property rights and Aversion® and Impede™ Technologies without the need to invest in and build costly sales and manufacturing infrastructure.  We anticipate that our future revenue, if any, will be derived from milestone and royalty payments related to the commercialization of products utilizing our Aversion® and Impede™ Technologies and from commercialization of our Impede™ PSE Tablets.

•
In-license or Acquire Alternative Technologies and Product Candidates to Expand our Portfolio of Abuse Deterrent Technologies and Products.  We intend to pursue the in-license or acquisition of product candidates and technologies that will allow us to expand our portfolio of products with abuse deterrent features and benefits.  Such in-licensing or acquisition transactions, if successfully completed, of which no assurance can be given, may include product candidates or technologies for pain relief, and other drugs susceptible to misuse and abuse.

•
Apply our Aversion® and Impede™ Technologies to Non-Opioid Drugs Susceptible to Abuse.  We intend to first develop a portfolio of opioid analgesic products, and thereafter we intend to expand to other pharmaceutical product categories containing potentially abusable active ingredients such as tranquillizers (brand products such as Valium®, Xanax®, Klonopin® and Ativan®), stimulants (brand products such as Dexedrine®, Adderall®, Ritalin® and Concerta®), sedatives (brand products such as Nembutal®, Butisol®, and Seconal®) and decongestants (brand products such as Sudafed®, Zyrtec-D®, Allegra-D®, and Claritin-D®).   These products, like opioid analgesics, may also be prone to misuse and abuse.

•
Maintain our Efficient Internal Cost Structure. We maintain a streamlined and highly efficient cost structure focused on: (i) selection, formulation development, laboratory evaluation, manufacture, quality assurance, and stability testing of certain finished dosage form product candidates; (ii) development and prosecution of our patent applications; (iii) negotiation and execution of license and development agreements with strategically focused pharmaceutical companies and; (iv) utilizing third-party contract manufacturers/packagers to supply our commercial requirements for our Impede™ PSE Tablet product.  By outsourcing the high cost elements of our product development and commercialization process, we believe that we substantially minimize required fixed overhead and capital investment and thereby reduce our business risk.  We currently do not intend to use a physician focused sales force to commercialize products on our own.

Aversion® Technology Opioid Product Candidates in Development

Aversion® Technology opioid analgesic product candidates which have demonstrated Proof of Concept1 are set forth in the table below.

Our Opioid Product Candidates	Stage of Development

Acurox® (oxycodone HCl) Tablets
NDA submitted by King to FDA on 12/17/10; FDA accepted the NDA for filing on February 10, 2011 and granted a Priority review classification.  Prescription Drug User Fee Act target date for completion of FDA’s review is June 17, 2011.

Acurox® with Niacin (oxycodone HCl/niacin) Tablets
NDA submitted to FDA on 12/30/08; Complete Response Letter (CRL) received 6/30/09; FDA Advisory Committee meeting held April 22, 2010; Resubmission of the NDA responding to the CRL expected after completion of the analysis of Study AP-ADF-114 and analyses of food and non-steroidal anti-inflammatory drug (“NSAID”) effects.

Acuracet® with Niacin (oxycodone HCl/niacin/acetaminophen) Tablets	Investigational New Drug Application ("IND") filed with FDA and active beginning 6-1-08. IND subsequently transferred to King

Vycavert® with Niacin (hydrocodone bitartrate/niacin/acetaminophen) Tablets	Proof of Concept complete. King exercised its option to license and is responsible for development

4th (undisclosed opioid analgesic/niacin) Tablets	Proof of Concept complete. King exercised its option to license and is responsible for development

5th (undisclosed opioid analgesic/niacin) Tablets	Proof of Concept complete

6th (undisclosed opioid analgesic/niacin) Tablets	Proof of Concept complete

7th (undisclosed opioid analgesic/niacin) Tablets	Proof of Concept complete

8th (undisclosed opioid analgesic/niacin) Tablets	Proof of Concept complete

1 Proof of concept is attained upon demonstration of certain product stability and bioavailability parameters defined in the King Agreement. Refer to description of the King Agreement in this Report. With three exceptions, King has either licensed or has an option to license all opioid product candidates listed above in the U.S., Canada and Mexico.

Aversion® Technology Overview

Aversion® Technology is a proprietary platform technology providing abuse deterrent features and benefits to orally administered pharmaceutical drug products containing potentially abusable active ingredients.  Aversion® Technology may be utilized both with and without  niacin.  Our focus has been to utilize our Aversion® Technology with opioid analgesics administered in tablet form.  In addition, we believe Aversion® Technology is a versatile technology which may be applicable to non-opioid active ingredients susceptible to abuse and administered in tablet or capsule form, including tranquilizers, sedatives and stimulants (See “Aversion® Technology Non-Opioid Product Candidates in Development” below).

Aversion® Technology opioid analgesic product candidates include a unique composition of active and inactive pharmaceutical ingredients.  The opioid active ingredients are intended to provide effective relief from pain while the unique mixture of inactive ingredients provides non-therapeutic functionality.  When dissolved in water or other solvents, the functional inactive ingredients quickly form a viscous gel, which increases the difficulty of extracting the opioid active ingredient in a form and volume suitable for injection.  In addition, the combination of functional inactive ingredients is intended to induce nasal passage discomfort and disliking effects if the tablets are crushed and snorted.  Aversion® Technology opioid product candidates may also include niacin, an active ingredient in vitamins, cholesterol reducers and nutritional supplements, in amounts determined by us to be well tolerated when our product candidates are administered at recommended doses but which are intended to induce temporary disliking effects as increasing numbers of tablets are swallowed in excess of the recommended analgesic dose. When Aversion® Technology is utilized, it is intended that the resulting product provides the same therapeutic benefits as the non Aversion® Technology product, while simultaneously discouraging the most common methods of pharmaceutical product misuse and abuse.

Intended to Deter I.V. Injection of Opioids Extracted from Dissolved Tablets

Prospective drug abusers may attempt to dissolve currently marketed opioid-containing tablets or capsules in water, alcohol, or other common solvents, filter the dissolved solution, and then inject the resulting fluid intravenously to obtain euphoric effects.  In product candidates utilizing Aversion® Technology, extracting the active ingredient using generally available solvents, including water or alcohol, into a volume and form suitable for intravenous (“I.V.”) injection, converts the tablet into a viscous gel mixture and traps the active ingredient in the gel.  Additionally, it is not possible, without difficulty, to draw this viscous gel through a needle into a syringe for I.V. injection.  We believe that this gel forming feature will limit or impede the ability of prospective I.V. drug abusers from extracting and injecting opioid active ingredients from product candidates developed utilizing Aversion® Technology.

Intended to Deter Nasal Snorting

Prospective drug abusers may crush or grind currently marketed pharmaceutical opioid-containing tablets or capsules and snort the resulting powder.  The abused active ingredient in the powder is absorbed through the lining of the nasal passages providing the abuser with a rapid onset of euphoric effects.  Aversion® Technology products are intended to discourage nasal snorting by burning and irritating the nasal passages of a prospective drug abuser who crushes and snorts such products.  We believe products which utilize Aversion® Technology will discourage prospective nasal drug abusers from snorting crushed tablets.

Intended to Deter Swallowing Excess Quantities of Tablets

Niacin, an active ingredient in vitamins, cholesterol reducers and nutritional supplements, may also be included in opioid analgesic product candidates utilizing Aversion® Technology.  We believe that should a person swallow excess quantities of tablets utilizing Aversion® Technology with niacin they will experience disliking symptoms, including intense flushing, itching, sweating and/or chills, headache and a general feeling of discomfort as a result of the increasing dose of niacin.  It is expected that these niacin-induced disliking symptoms will begin approximately 10 to 15 minutes after the excess dose is swallowed and will dissipate approximately 75 to 90 minutes later.  In addition, we believe it is generally recognized by physicians, nurses, and other health care providers that niacin has a well established safety profile in long term administration at doses far exceeding the amounts in each product candidate utilizing Aversion® Technology with niacin.  We believe the undesirable niacin effects at escalating doses will not prevent, but are expected to deter, swallowing excess quantities of product candidates utilizing Aversion® Technology with niacin, although there can be no assurance in this regard. It has been known for years that niacin side effect may be mitigated if niacin is taken with food or with certain doses of non-steroidal anti-inflammatory drugs.  The addition of niacin to products utilizing Aversion® Technology will expose legitimate pain patients to low, safe levels of niacin without expected impact on the desired opioid analgesic effects but may cause a mild flushing in some of these pain patients.

U.S. Market Opportunity for Opioid Analgesic Products Utilizing Aversion® Technology

The misuse and abuse of prescription drug products in general, and opioid analgesics in particular, is a significant societal problem that has been described as epidemic in nature by Joseph A. Califano, Jr., Chairman and President, National Center for Addiction and Substance Abuse at Columbia University, July 2005.  Results from the 2009 National Survey on Drug Use and Health, estimated that 35.0 million people, or more than 10% of the population, have used prescription opioid analgesics non-medically at some point in their lifetime.  In addition, it is estimated that more than 75 million people in the U.S. suffer from pain, which is more than the number of people with diabetes, heart disease and cancer combined. For many pain sufferers, opioid analgesics provide their only pain relief.  As a result, opioid analgesics are among the largest prescription drug classes in the U.S. with over 260 million tablet and capsule prescriptions dispensed in 2010 of which approximately 244 million were for IR Opioid Products and 16 million were for ER Opioid Products. However, physicians and other health care providers at times are reluctant to prescribe opioid analgesics for fear of misuse, abuse, and diversion of legitimate prescriptions for illicit use.

We expect our Aversion® Technology opioid product candidates to compete primarily in the IR Opioid Product segment of the US opioid analgesic market, a segment which has grown at a 4% compounded annual rate over the last five years. On average, an IR Opioid Product prescription contains approximately 57 tablets or capsules.  According to the 2009 National Survey on Drug Use and Health, prescription drug abusers have supplanted abusers of all illicit drugs except marijuana.  Of these abused prescription products, IR Opioid Products, which typically provide rapid onset of analgesia and require dosing every 4 to 6 hours, comprise the vast majority of this abuse compared with ER Opioid Products, which release their opioids gradually, generally over a 12 to 24 hour period.  Due to fewer identified competitors and the significantly larger market for dispensed prescriptions for IR Opioid Products compared to ER Opioid Products, we have initially focused on developing IR Opioid Products utilizing Aversion® Technology.

According to IMS Health, in 2010, sales in the IR Opioid Product segment, comprised of 97% generic products, were $2.0 billion.  Assuming the FDA approves differentiated label claims of the abuse deterrent features and benefits of our product candidates, of which no assurance can be given, we anticipate that our Aversion® Technology IR Opioid Products licensed to King will be premium priced compared to generic products resulting in the growth of sales in the IR Opioid Product market segment. All definitive pricing decisions relating to such Aversion® opioid products will be made by King.

Despite considerable publicity regarding the abuse of OxyContin® Tablets and other ER Opioid Products, U.S. government statistics suggest that far more people have used IR Opioid Products non-medically than ER Opioid Products.  These statistics estimate that nearly 4 times as many people have misused the IR Opioid Products Vicodin®, Lortab® and Lorcet® (hydrocodone bitartrate/acetaminophen brands and generics) as have ever abused OxyContin®.  We estimate 60-95% of the 35.0 million life time US opioid abusers have non-medically used the active ingredients in our IR Opioid product candidates. As indicated in the following chart, the top five abused opioid products are available only as IR Opioid Products.

Lifetime Non-Medical Use of Selected Pain Relievers, Age 12 or Older: 2009

Source:  SAMHSA, Office of Applied Studies, 2009 National Survey on Drug Use and Health.

We have completed, through an independent market research firm, three physician market research studies with 282, 401 and 435 opioid prescribing U.S. based physicians, respectively.  A sampling of key findings from these approximately 1,100 physicians includes:

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

Overall, we believe the availability of opioid analgesics with abuse deterrent features, including products using our Aversion® Technology (with or without niacin), will impact the selection of products used for relief of pain.  Our market research survey of the 401 physicians indicated that of the prescriptions likely to be written for our product candidates that utilize oxycodone, 59% will be switched from immediate release products containing either oxycodone or hydrocodone, with the remaining 41% being switched from other currently marketed opioid analgesic products such as codeine, propoxyphene, morphine and tramadol.  Our market research surveys of 401 physicians and 435 physicians, respectively, suggest that the particular combination of ingredients [i.e., with or without niacin] does not appear to have a substantial effect on the estimated brand market share potential of our Acurox® product candidates.

A majority of pharmaceutical products in the U.S. are paid for by third party payers such as insurers, pharmacy benefit managers, self-insured companies and the federal and state governments through Medicare, Medicaid and other entitlement programs.  We believe our product candidates must demonstrate a clinical benefit to the patient and/or an economic benefit to third party payers and/or a benefit to health care providers to receive favored reimbursement status by the third party payers, of which no assurance can be given.

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

Acurox® Tablets Development Program

Acurox® Tablets)

On December 17, 2010, King (our licensee under the King Agreement) submitted a NDA for Acurox® (oxycodone HCI) Tablets to the FDA, including a request for priority review classification On February 10, 2011, the FDA notified King of the FDA’s acceptance for filing of the Acurox® Tablets  NDA and the grant of a priority review classification.  The Prescription Drug User Fee Act non-binding target date for completion of FDA’s review is June 17, 2011.

The NDA for Acurox® Tablets includes results from numerous clinical and laboratory studies assessing the efficacy and safety of Acurox® Tablets and to demonstrate the abuse deterrent features and benefits, including the data and results from the studies set forth in the table below.

Studies in the Acurox® Tablets (without niacin) 505(b)(2) NDA Submission		Summary of Results

AP-ADD-100 Phase I	Bioequivalence to currently marketed oxycodone HCl Reference Listed Drug	Acurox® Tablets are bioequivalent to the Reference Listed Drug and to Acurox® with Niacin Tablets

K###-##-#### Phase I	Dose Proportionality and the Effects of Food on the Bioavailability
Acurox® Tablets are dose proportional between 5 mg and 15 mg. Food resulted in a decrease in oxycodone peak exposure (Cmax), an increase in total exposure (AUC), and a delay to peak oxycodone (Tmax) compared with fasted conditions.

K###-##-#### Phase I	Evaluate effects of nasal snorting in subjects with a history of snorting and nasal drug abuse	Refer to summary in this Report

PR-381	Laboratory test quantifying I.V. abuse deterrent properties (syringe test)	Refer to summary in this Report

PR-382	Laboratory tests quantifying I.V. abuse deterrent properties (extraction test)	Refer to summary in this Report

In addition to filing acceptance and assignment of a priority review classification, the FDA’s filing communication letter to King also includes preliminary comments about potential review issues relating to the intranasal abuse liability study included in the Acurox® Tablets NDA and requests additional information relating to this study and other issues.  The preliminary notice of potential review issues is not indicative of deficiencies that may be identified during the FDA’s review of the NDA.  No assurance can be given that any issues raised as part of the FDA’s review of the Acurox® Tablets NDA (including the potential review issues in the FDA’s filing communication letter) will be addressed to the FDA’s satisfaction or that the Acurox® Tablets NDA will be approved by the FDA.

Study K###-##-#### or Study 1002: Study 1002 is entitled “Randomized, Double-Blind, Active-Controlled Study to Evaluate the Relative Abuse Potential and Safety of Intranasally Administered Crushed Acurox® Tablets in Non-Dependent Recreational Opioid Users”.  A total of 40 adult subjects with a history of recreational drug abuse successfully completed screening, a naloxone challenge (demonstrating no addiction to opioids), and a discrimination test (demonstrating the ability to discern drug liking between snorting oxycodone HCl 15mg and placebo) and were randomized into the treatment phase of the study.  39 subjects were analyzed.

In the treatment phase, subjects intranasally administered crushed tablets of: (a) 3 x 5mg Roxicodone® tablets, and (b) 2 x 7.5mg Acurox® Tablets.  Subjects received all doses in a randomized, cross-over manner with 48 hours between doses.  Subjects rated each dose for 6 hours post-administration for drug liking/disliking on a 100mm bipolar visual analogue scale (100mm bi-polar VAS where 100=”like a lot”, 50=”neutral, and 0 = “dislike a lot”) as well as 6-point measures of several nasal discomfort measures.  At 8 hours, subjects rated their Overall Drug Liking and Take Drug Again measures (both 100mm bipolar VAS).  The maximum drug like/dislike effect (Emax) was designated in the study protocol as the primary endpoint.

For the Drug Liking Emax, Roxicodone® Tablets had statistically significant difference (p<0.0001) in mean like/dislike score (93.4) compared to Acurox® Tablets (70.6).  The mean Overall Drug Liking VAS and Take Drug Again VAS scores at 8 hours were close to or slightly below the neutral point of 50 with Acurox® Tablets, compared to Roxicodone® Tablet values of 87.2 and 91.2, respectively (p<0.0001 for both).  The study VAS score results were supported by the assessments for nasal discomfort.  The inferential analyses showed significant treatment effects (p ≤ 0.008) for all nasal assessment scales except for facial pain/ pressure.  Except for nasal discomfort, crushed and snorted Acurox® Tablets were generally well tolerated.  The majority of adverse events were mild and consistent with the intended nasal discomforting effects of crushed Acurox® Tablets.  There were no serious adverse events reported.

Study PR-382 - Extraction Test – Study PR-382 is entitles “Evaluation of the Potential for Extraction of Oxycodone HCl from Dissolved Acurox® Tablets for the Preparation of an Intravenous Solution Suitable for Injection in Humans”.  An independent pharmaceutical laboratory utilizing a professionally trained pharmaceutical chemist attempted to extract the oxycodone HCl from: (a) 8 x 5mg generic oxycodone HCl tablets and (b) 8 x 5mg Acurox® Tablets.  The chemist was allowed to use any processes, procedures and equipment to prepare a solution of 10mL’s suitable for injection that could be drawn through a hypodermic needle into a syringe.  The chemist was limited to 8 hours of laboratory time per drug [i.e. 8 hours for (a) and 8 hours for (b)].  Endpoints in the study were the percent of oxycodone HCl extracted from each drug, a chemist rating of the ease/difficult of the extraction procedure (1=easy to execute; 10=complex to execute) and the relative availability of the equipment or materials used (1=readily available; 10=difficult to obtain).

The results from this study suggest that generic oxycodone HCl tablets are easily (ease/difficulty rating =1) dissolved in water in less than 10 minutes for potential abuse via IV injection.  The drug concentration is sufficiently high (~28mg of 40mg extracted or a 72% yield) for such purposes.  No Acurox® Tablet solutions meeting the pre-specified criteria for a successful oxycodone extraction were obtained using either water, organic solvents, or organic solvent mixtures from 8 different extraction procedures.

Study PR-381 - Syringe Test: – Study PR-381 is entitled “Demonstration of the Ability of Acurox® (oxycodone HCl, USP) Tablets to Resist Direct Conversion into an Injectable Solution”.  An independent pharmaceutical laboratory attempted to prepare a solution suitable for intravenous injection from: (a) 2 x 5mg generic oxycodone HCl tablets and (b) 2 x 5mg Acurox® Tablets.  The tablets were crushed and dissolved in increasing amounts of seven different common solvents safe for humans to inject until at least 3mL’s of the resulting mixture could be drawn through a hypodermic needle into a syringe.  In all solvents except one, the generic tablets could be drawn into the syringe following the addition of just 4mL’s of solvent with the seventh solvent requiring 20mL’s.  Acurox® Tablets required 14mL’s or more with six solvents and 6mL’s for the seventh solvent to prepare a solution suitable for injecting.  With these volumes an abuser would theoretically need to perform between 4 and 10 injections of the drug solutions obtained from crushed Acurox® Tablets using a 3mL syringe.

Acurox® with Niacin Tablets

We submitted a NDA for Acurox with Niacin Tablets on December 30, 2008 and received a Complete Response Letter (CRL) from the FDA on June 30, 2009.  An FDA Advisory Committee meeting was held on April 22, 2010 to discuss Acurox® with Niacin Tablets and the result of the studies evaluating the addition of niacin for the purpose of reducing misuse of oxycodone by excess oral consumption.  The FDA Advisory Committee voted at such meeting that they did not have sufficient evidence to support the approval of the NDA for Acurox® with Niacin Tablets for the treatment of moderate to severe pain, considering the deterrent effects of niacin and the potential abuse deterrent features specific to Acurox® with Niacin Tablets.  The FDA questioned: (a) the perceived increased incidence of flushing when Acurox® with Niacin Tablets are taken by pain patients at recommended doses, (b) a lack of evidence supporting the effectiveness of niacin to reduce peak drug liking (Emax) when taken at abused (high) doses in the fasted state, and (c) the potential to mitigate the effectiveness of niacin with food or NSAIDS.

To provide additional support for the abuse deterrent benefits of niacin in Acurox® with Niacin Tablets, we and King conducted an additional oral abuse liability study (AP-ADF-114 (Study 114)).  Study 114 was not included in the original NDA filing for Acurox® with Niacin Tablets.  We and King are continuing to evaluate the results of Study 114 and intend to submit a response to the FDA’s June 2009 Complete Response Letter for Acurox® with Niacin Tablets.

Study AP-ADF-114 or Study 114:  Study 114 is entitled “A Randomized, Double-Blind, Placebo- and Active-Controlled Study to Assess the Relative Abuse Potential of Acurox® [with Niacin] Tablets (formerly known as Acurox® Tablets) in Non-Dependent Recreational Opioid Users”.  A total of 46 healthy adult subject with a history of recreational opioid abuse successfully completed the screening, a naloxone challenge (demonstrating no addiction to opioids), a drug discrimination test (demonstrating the ability to discern drug liking between ingesting oxycodone HCl 40mg and placebo), and the treatment phase.  In the treatment phase fasted subjects orally administered, in randomized and cross-over manner: (a) 8 x 5mg Roxicodone® tablets, (b) 8 x 10mg Roxicodone® tablets, (c) 8 x 5/30mg Acurox® with Niacin Tablets, (d) 8 x 10/30 Acurox® with Niacin Tablets, and (e) placebo.  The primary efficacy assessment was the 100-mm bipolar visual analog scale Drug Liking/Disliking Assessment taken over 12 hours post-dosing.  Secondary assessments included a Take Drug Again Assessment (TDAA) and a Global Assessment of Overall Drug Liking (both 100mm bipolar VAS).

We and King continue to analyze the results from Study 114.  However, topline results indicate statistically significant differences between Acurox® with Niacin Tablets (40/240 mg and 80/480 mg) and the respective equivalent Roxicodone® doses (40/0 mg and 80/0 mg) for the peak liking (Emax) as measured by Like/Dislike scores for 8 hours post-administration (p=0.003 and p<0.0001 , respectively).  There were statistically significant and clinically meaningful decreases between Acurox® with Niacin Tablets and the respective equivalent Roxicodone® doses in the Take Drug Again Assessment  (at 1, 2, and 8 hours; p<=0.001) and the Global Assessment of Overall Drug Liking (assessed at 12 hours; p<=.0032).  No serious adverse events were reported with the majority of adverse events are consistent with the expected impediment effects of niacin (skin burning sensation, skin warm, and flushing).

Expectations for Acurox® Tablets Product Labeling

The FDA has publicly stated that an explicit indication or claims of abuse deterrence will not be permitted in product labeling unless such indication or claims are supported by double blind controlled clinical studies demonstrating an actual reduction in product abuse by patients or drug abusers.  We believe the cost, time and practicality of designing and implementing clinical studies adequate to support explicit labeling claims of abuse deterrence are prohibitive.  The FDA has stated that scientifically derived data and information describing the physical characteristics of a product candidate and/or the results of laboratory and clinical studies simulating product abuse may be acceptable to include in the product label.  We intend to include in the labels of our Aversion® Technology product candidates (whether with or without niacin) both a physical description of the abuse deterrent characteristics and information from our laboratory and clinical studies designed to simulate the relative difficulty of abusing our product candidates.  The extent to which such information will be included in the FDA approved product label will be the subject of our discussions with an agreement by the FDA as part of the NDA review process for each of our product candidates.  Further, because FDA closely regulates promotional materials, even if FDA initially approves labeling that includes a description of the abuse deterrent characteristics of the product, the FDA’s Division Drug Marketing, Advertising, and Communication (i.e. DDMAC) will continue to review the acceptability of promotional labeling claims and product advertising campaigns for our marketed products, if any.

King Agreement

On October 30, 2007, we and King Pharmaceuticals Research and Development, Inc. (“King”), a wholly-owned subsidiary of King Pharmaceuticals, Inc., entered into a License, Development and Commercialization Agreement (the “King Agreement”) to develop and commercialize in the United States, Canada and Mexico (the "King Territory") certain opioid analgesic products utilizing our proprietary Aversion® Technology.  The King Agreement initially provided King with an exclusive license in the King Territory for Acurox® (oxycodone HCl) Tablets with and without niacin and Acuracet® (oxycodone HCl/acetaminophen) Tablets with and without niacin utilizing Aversion® Technology.  In addition, the King Agreement provides King with an option to license in the King Territory certain future opioid analgesic products developed utilizing Aversion® Technology (with and without niacin). As of December 31, 2010, King exercised its option to license two additional product candidates including an undisclosed opioid analgesic tablet product and Vycavert® (hydrocodone bitartrate/acetaminophen) Tablets with and without niacin, all of which utilize our Aversion® Technology .  We are responsible for using commercially reasonable efforts to develop Acurox® with Niacin Tablets through regulatory approval by the FDA.  The King Agreement provides that we or King may develop additional opioid analgesic product candidates utilizing our Aversion® Technology (with and without niacin) and, if King exercises its option to license such additional product candidates, they will be subject to the milestone and royalty payments and other terms of the King Agreement.

Pursuant to the King Agreement, we and King formed a joint steering committee to oversee development and commercialization strategies for Aversion® opioid analgesic products licensed to King.  We are responsible for all Acurox® with Niacin Tablet development activities, the expenses for which we are reimbursed by King, through FDA approval of a NDA. If the FDA approves the NDA for Acurox® with Niacin Tablets, of which no assurance can be given, King will be responsible for commercializing such product in the U.S.  With respect to all other products licensed by King pursuant to the Agreement in all King Territories, including Acurox® Tablets, King will be responsible, at its own expense, for development, regulatory, and commercialization activities.  All products developed pursuant to the King Agreement will be manufactured by King or a third party contract manufacturer under the direction of King. Subject to the King Agreement, King will have final decision making authority with respect to all development and commercialization activities for all licensed products. We have reviewed our participation in the King-Acura joint steering committee in light of the requirements of Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and concluded that this activity has no standalone value therefore it does not meet the criteria to be considered a separate unit of accounting.

At December 31, 2010, we had received aggregate payments of $58.3 million from King, consisting of a $30.0 million non-refundable upfront cash payment, $17.3 million in reimbursed research and development expenses relating to Acurox® with Niacin Tablets and Acurox® Tablets, $6.0 million in fees relating to King’s exercise of its option to license an undisclosed opioid analgesic tablet product and Vycavert® with Niacin Tablets, and a $5.0 million milestone fee relating to our successful achievement of the primary endpoints for our pivotal Phase III clinical study for Acurox® with Niacin Tablets.  The King Agreement also provides for King’s payment to us of a $3.0 million fee upon King’s exercise of its option for each future opioid analgesic utilizing Aversion® Technology (“Future Product”).  In the event that King does not exercise its option for a Future Product, King may be required to reimburse us for certain of our expenses relating to such Future Product.  Further, we may receive up to $23 million in additional non-refundable milestone payments for each active opioid analgesic ingredient licensed to King which achieves certain regulatory milestones in specific countries in the King Territory.  An opioid analgesic product candidate formulated with and without niacin is considered a single product candidate for purposes of the option fees and milestone payments payable under the King Agreement. We can also receive a one-time $50 million sales milestone payment upon the first attainment of $750 million in net sales of all of our licensed products across all King Territories. In addition, for sales occurring following the one year anniversary of the first commercial sale of the first licensed product sold, King will pay us a royalty at one of 6 rates ranging from 5% to 25% based on the level of combined annual net sales for all products licensed by us to King across all King Territories, with the highest applicable royalty rate applied to such combined annual sales.  King’s royalty payment obligations expire on a product by product and country-by-country basis upon the later of (i) the expiration of the last valid patent claim covering such product in such country, or (ii) fifteen (15) years from the first commercial sale of such product in such country.  No minimum annual fees are payable by either party under the King Agreement.  Reference is made to Item 7 of Note A of the Notes to Consolidated Financial Statements included as a part of this Report, entitled “Revenue Recognition, Deferred Program Fee Revenue, and Collaboration Revenue” for a description of the revenue recognition method employed by the Company under the King Agreement.

The King Agreement expires upon the expiration of King’s royalty payment and other payment obligations under the King Agreement.  King may terminate the King Agreement (i) in its entirety at any time by written notice to us, and (ii) with respect to any product at any time upon the provision of not less than 12 months’ prior written notice.  We may terminate the King Agreement with respect to a product in the United States in the event such product is not commercially launched by King within 120 days after receipt of regulatory approval of such product or in its entirety if King commences any interference or opposition proceeding challenging the validity or enforceability of any of our patent rights licensed to King under the King Agreement.  Either party has the right to terminate the King Agreement on a product by product and country-by-country basis if the other party is in material breach of its obligations under the King Agreement relating to such product and such country, and to terminate the Agreement in its entirety in the event the other party makes an assignment for the benefit of creditors, files a petition in bankruptcy or otherwise seeks relief under applicable bankruptcy laws, in each case subject to applicable cure periods.

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

On October 12, 2010, Pfizer, Inc. announced a tender offer to acquire all of the outstanding shares of King Pharmaceuticals, Inc. Pfizer’s tender offer acquisition of King Pharmaceuticals was completed on January 31, 2011, resulting in King becoming a majority-owned subsidiary of Pfizer.  Pfizer has advised that it intends to complete a short-form merger with King on or about February 28, 2011, pursuant to which King will become a wholly-owned subsidiary of Pfizer. King will remain the responsible party under the King Agreement following such merger transaction.

Patents and Patent Applications

In April 2007, the United States Patent and Trademark Office (“USPTO”), issued to us a patent titled “Methods and Compositions for Deterring Abuse of Opioid Containing Dosage Forms” (the “920 Patent”).  The 54 allowed claims in the 920 Patent encompass certain pharmaceutical compositions intended to deter the most common methods of prescription opioid analgesic product misuse and abuse. These patented pharmaceutical compositions include the mixture of functional inactive ingredients and specific opioid analgesics such as oxycodone HCl and hydrocodone bitartrate among others.

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

Neither of the 920 Patent, 402 Patent or 726 Patent requires niacin to be a constituent of a product for the product to be within the scope of the patent claims.

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

We believe potential competitors may be developing opioid abuse deterrent technologies and products. Such potential competitors include, but may not be limited to, Pain Therapeutics of South San Francisco, CA, (in collaboration with King Pharmaceuticals Inc.), Purdue Pharma of Stamford, CT, Atlantic Pharmaceuticals, of Atlanta, GA, Egalet a/s, of Verlose, Denmark, KemPharm of North Liberty, Iowa and Collegium Pharmaceuticals, Inc., of Cumberland, RI.  These companies appear to be focusing their development efforts on ER Opioid Products, except for Atlantic Pharmaceuticals, while the majority of our Aversion® Technology opioid analgesic product candidates under development, are IR Opioid Products.

Aversion® Technology Non-Opioid Product Candidates in Development

We are developing a benzodiazepine tranquilizer product candidate utilizing our Aversion® Technology intended for the treatment of anxiety disorders.  Benzodiazepine products are classified as Schedule IV controlled substances by the DEA.  According to Drugs of Abuse, published by the DEA, tranquilizers are abused in manners similar to opioid analgesics.  The 2009 National Survey on Drug Use and Health estimates that 21.7 million people have abused prescription tranquilizers (including benzodiazepines) at some point in their lifetime and 5.5 million have abused tranquilizers in the past year.

We have had a face-to-face meeting with the FDA’s Division of Psychiatry Products (DPP) regarding our proposed strategy for developing a benzodiazepine containing product candidate with abuse deterrent features and benefits.  At that meeting, DPP recommended our benzodiazepine containing product candidate and proposed investigational new drug application strategy be reviewed by the Division of Anesthesia and Analgesia Products (DAAP).  DPP’s view was that although our proposed product contains a benzodiazepine indicated for a psychiatric condition, that it would be more appropriate for DAAP to review our proposed development strategy due to their broader experience with products intended to reduce abuse.  We intend to schedule a meeting with the DAAP to discuss our benzodiazepine containing product candidate.

Our benzodiazepine product candidate is intended to be encompassed by numerous pending U.S. patent applications.   There can be no assurances that such pending patent applications will result in issued patent claims encompassing our benzodiazepine product candidate.

Impede™ Technology Product Candidates in Development

We have developed Impede™ PSE, a pseudoephedrine hydrochloride (“PSE”) tablet product candidate utilizing our Impede™ Technology.  Impede™ Technology utilizes a proprietary mixture of functional inactive ingredients intended to limit or impede extraction of PSE from the tablets for use as a starting material in producing the illicit drug methamphetamine.  The unique mixture of inactive ingredients in the Impede™ PSE product candidate are generally recognized as safe.

Most PSE containing products are classified by the FDA for sale Over-The-Counter (without a doctor’s prescription) and most product formulations do not require the approval of a New Drug Application by the FDA to initiate commercial distribution and marketing.  In 2006 regulations relating to over-the counter sale of PSE products were amended with the enactment of the Federal Combat Methamphetamine Epidemic Act (CMEA).  The CMEA was enacted in response to an alarming increase in and widespread conversion of PSE containing products into methamphetamine.  Among other things, the CMEA requires retail stores to maintain their inventory of PSE containing products in a secured location and restricts the amount of PSE products a store can sell to an individual customer.  Implementation of the CMEA initially reduced the number of illegal methamphetamine laboratories as the then most commonly used process for conversion of PSE to methamphetamine required substantial quantities of PSE.  However, a newer, more efficient process for converting PSE to methamphetamine requires less PSE.  Possibly as a result of the more efficient process, the DEA reported 2009 clandestine methamphetamine laboratory seizures increased 62% over the low reported in 2007.  Impede™ Technology is designed to deter a wide range of processes of methamphetamine production including both the older and newer processes.  In response to the ongoing methamphetamine problem, several local jurisdictions (state, counties and/or local municipalities) have enacted or propose to enact legislation to require a physician’s prescription to obtain a PSE containing product.

We sponsored an independent laboratory test of our Impede™ PSE tablets compared to Sudafed®* brand PSE tablets in an attempt to extract PSE from 100 x 30 mg tablets for conversion to methamphetamine using what we believe to be the three most commonly used extraction processes.  The results of these tests demonstrated that while PSE was readily extracted from Sudafed® tablets, Impede™ PSE effectively impeded the extraction of the PSE for conversion into methamphetamine.  The results of these tests are summarized in the table below:

	% Pseudoephedrine HCl extracted from 100 x 30mg tablets
Product Tested	Method 1	Method 2	Method 3
Impede™ PSE Tablets	0%	0%	~0%
Sudafed® Tablets	96%	89%	79%
*Sudafed® is a registered trademark of Johnson and Johnson Corporation

We have a completed an 18 subject crossover pharmacokinetic study to evaluate the plasma concentrations  of: (a) 2 x 30mg Impede™ PSE Tablets, (b) 2 x 30mg Sudafed® Tablets, and (c) 2 x 30mg generic PSE tablets (also known as a “store brand”).  The study demonstrated that Impede™ PSE is bioequivalent to Sudafed® and to pseudoephedrine HCl tablets manufactured by the Perrigo Company.

Tablet products containing 60 mg or less of PSE are considered by the FDA to be safe and effective for use by the general public without a prescription.  We believe our 30 mg PSE tablet product developed utilizing Impede™ Technology meets or will meet the FDA’s requirements for “Over-the-Counter Human Drugs Which are Generally Recognized as Safe and Effective and Not Misbranded” as set forth in the Code of Federal Regulations at 21 CFR 330.1 which will allow us to commercialize our Impede™ PSE Tablets without submitting a NDA to the FDA.

We are currently negotiating with our preferred contract manufacturer for the scale up, manufacture and packaging of commercial quantities of our Impede™ PSE Tablets.  It is our expectation to market, sale and distribute our Impede™ PSE Tablets directly to national and regional drug store chains.

Government Regulation

All pharmaceutical firms, including us, are subject to extensive regulation by the federal government, principally by the FDA under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”), and, to a lesser extent, by state and local governments.  Before our prescription products may be marketed in the U.S., they must be approved by the FDA for commercial distribution.  Additionally, we are subject to extensive regulation by the DEA under the Controlled Substances Act for research, development and manufacturing of controlled substances.  We are also subject to regulation under federal, state and local laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and future local, state, federal and foreign regulations, including possible future regulations of the pharmaceutical industry. We cannot predict the extent to which we may be affected by legislative and other regulatory developments concerning our products and the healthcare industry in general.

However, because of recent developments in the legislative and regulatory framework within which drug products are reviewed and approved by FDA, approval of drug products by FDA may be subject to continuing obligations intended to assure safe use of the products.  Specifically, effective March 25, 2008, under Title IX of Subtitle A of the Food and Drug Administration Amendments Act of 2007 (“FDAAA”), FDA may require a Risk Evaluation and Mitigation Strategy (“REMS”) to manage known or potential serious risks associated with drugs or biological products. If FDA finds that a REMS is necessary to ensure that the benefits of our products outweigh the risks associated with the products, FDA will require a REMS and, consequently, that we take additional measures to ensure safe use of the product. Components of a REMS may include, but are not limited to a Medication Guide, a marketing and sales communication plan, elements to assure safe product use, a REMS implementation system, and a timetable for assessment of the effectiveness of the REMS.

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

The Federal Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products.  Establishments may not handle controlled drug substances until they have been inspected and registered by the DEA and must be equipped to meet DEA security requirements. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be “scheduled” as a C-I, C-II, C-III, C-IV or C-V controlled substance, with C-I substances considered to present the highest risk of substance abuse and C-V substances the lowest. Because of the potential for abuse, opioid analgesic active pharmaceutical ingredients and finished drug products, including all of our Aversion® Technology opioid product candidates, are regulated, or scheduled, under the Controlled Substances Act.  Because they contain oxycodone HCl, we believe that Acurox® Tablets and Acurox® with Niacin Tablets will be DEA C-II products.

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

After clinical trials have been completed, the sponsor must submit an NDA to the FDA including the results of the preclinical and clinical testing, together with, among other things, detailed information on the chemistry, manufacturing, quality controls, and proposed product labeling. There are two types of NDAs; a 505(b)(1) and a 505(b)(2). A 505(b)(1) NDA is also known as a "full NDA" and is described by section 505(b)(1) of the FD&C Act as an application containing full reports of investigations of safety and effectiveness, in addition to other information. The data in a full NDA is either owned by the applicant or are data for which the applicant has obtained a right of reference. A 505(b)(2) application is one described under section 505(b)(2) of the FD&C Act as an application for which information, or one or more of the investigations relied upon by the applicant for approval "were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted". This provision permits the FDA to rely for approval of an NDA on data not developed by the applicant, such as published literature or the FDA's finding of safety and effectiveness of a previously approved drug. 505(b)(2) applications are submitted under section 505(b)(1) of the FD&C Act and are therefore subject to the same statutory provisions that govern 505(b)(1) applications that require among other things, "full reports" of safety and effectiveness. Our regulatory submission for Acurox® with Niacin Tablets and King’s submission for Acurox ® Tablets were both accepted for filing by FDA as 505(b)(2) NDA’s.

Each NDA requires a user fee, pursuant to the requirements of the Prescription Drug User Fee Act (“PDUFA”), as amended. According to FDA’s fee schedule, effective on October 1, 2010, for the 2011 fiscal year, the user fee for an application fee requiring clinical data (such as an NDA) is $1,542,000.  The FDA adjusts PDUFA user fees on an annual basis. PDUFA also imposes annual product and facility fees.  The annual product fee for prescription drugs and biologics for the 2011 fiscal year is $86,520 and the annual facility fee for facilities used to manufacture prescription drugs and biologics for the 2011 fiscal year is $497,200.  A written request can be submitted for a waiver of the application fee for the first human drug application that is filed by a small business, but no waivers for product or establishment fees are available. Where we are subject to these fees, they are significant expenditures that may be incurred in the future and must be paid at the time of submission of each application to FDA.  The King Agreement provides that King will reimburse us for the NDA application fee for Acurox® with Niacin Tablets and pay user fees for Acurox® with Niacin Tablets and all other products licensed by the Company to King pursuant to the King Agreement.

After an NDA is submitted by an applicant, and if it is accepted for filing by the FDA, the FDA will then review the NDA and, if and when it determines that the data submitted are adequate to show that the product is safe and effective for its intended use, the FDA will approve the product for commercial distribution in the U.S. There can be no assurance that any of our product candidates will receive FDA approval or that even if approved, they will be approved with labeling that includes descriptions of its abuse deterrent features.  Moreover, even if our product candidates are approved with labeling that includes descriptions of the abuse deterrent features of our products, advertising and promotion for the products will be limited to the specific claims and descriptions in the FDA approved product labeling.

The FDA requires drug manufacturers to establish and maintain quality control procedures for manufacturing, processing and holding drugs and investigational products, and products must be manufactured in accordance with defined specifications.  Before approving an NDA, the FDA usually will inspect the facility(ies) at which the active pharmaceutical ingredients and finished drug product is manufactured, and will not approve the product unless it finds that cGMP compliance at those facility(ies) are satisfactory.  If the FDA determines the NDA is not acceptable, the FDA may outline the deficiencies in the NDA and often will request additional information, thus delaying the approval of a product.  Notwithstanding the submission of any requested additional testing or information, the FDA ultimately may decide that the application does not satisfy the criteria for approval.  After a product is approved, changes to the approved product, such as adding new indications, manufacturing changes, or changes in or additions to the approved labeling for the product, may require submission of a new NDA or, in some instances, an NDA amendment, for further FDA review.  Post-approval marketing of products in larger or different patient populations than those that were studied during development can lead to new findings about the safety or efficacy of the products.  This information can lead to a product sponsor’s requesting approval for and/or the FDA requiring changes in the labeling of the product or even the withdrawal of the product from the market.

The Best Pharmaceuticals for Children Act, or BPCA, became law in 2002 and was subsequently reauthorized and amended by FDAAA.  The reauthorization of BPCA provides an additional six months of patent protection to NDA applicants that conduct acceptable pediatric studies of new and currently-marketed drug products for which pediatric information would be beneficial, as identified by FDA in a Pediatric Written Request. The Pediatric Research Equity Act (“PREA”), became law in 2003, and was also subsequently reauthorized and amended by FDAAA.  The reauthorization of PREA requires that most applications for drugs and biologics include a pediatric assessment (unless waived or deferred) to ensure the drugs' and biologics' safety and effectiveness in children.  Such pediatric assessment must contain data, gathered using appropriate formulations for each age group for which the assessment is required, that are adequate to assess the safety and effectiveness of the drug or the biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the drug or the biological product is safe and effective.  The pediatric assessments can only be deferred provided there is a timeline for the completion of such studies.  FDA may waive (partially or fully) the pediatric assessment requirement for several reasons, including if the applicant can demonstrate that reasonable attempts to produce a pediatric formulation necessary for that age group have failed.  We and King requested deferral of the pediatric assessment in the NDA filings for Acurox® with Niacin Tablets and Acurox® Tablets.

The terms of approval of any NDA for our product candidates, including the indication and product labeling (and, consequently advertising and promotion) may be more restrictive than what is sought in the NDA or what is desired by us.  Additionally, FDA may condition approval of abuse deterrence statements and claims for Acurox® with Niacin and Acurox® Tablets  on phase IV clinical studies for continued assessment of such statements or claims.  The testing and FDA approval process for our product candidates  requires substantial time, effort, and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all.

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

Facilities for Research, Development, and Manufacturing

We conduct research, development, laboratory, clinical supplies manufacturing and related activities for product candidates utilizing our technologies at our Culver, Indiana facility.  The 25,000 square foot facility is registered with the DEA to perform research, development and manufacture of certain DEA Scheduled active pharmaceutical ingredients and finished dosage form products.  We obtain quotas for supply of DEA-scheduled active pharmaceutical ingredients from the DEA and develop finished  dosage forms in our Culver facility.  We manufacture clinical trial supplies of drug products in our Culver facility in volumes sufficient to meet FDA standards for NDAs.  King is responsible for commercial manufacture of the product candidates licensed under the King Agreement.  We expect that future product candidates developed and licensed by us will be commercially manufactured by our licensees or other qualified third party contract manufacturers.

We expect to rely on contract manufacturers to manufacture, package and supply our commercial quantities of our Impede™ PSE Tablet product once commercialized.  Initially, we intend to source our commercial requirements of Impede™ PSE Tablets from a single manufacturer and do not currently have a second source for this product.  Although we believe that there are alternate sources of supply that can satisfy our commercial requirements, replacing a contract manufacturer may result in delays and additional costs.

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

We had a net loss of $12.7 million for the year ended December 31, 2010, a net loss of $15.8 million for the year ended December 31, 2009 and net income of $14.5 million for the year ended December 31, 2008.  Our future profitability will depend on several factors, including:

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

We recognized revenues of $3.3 and $3.8 million in the years ended December 31, 2010 and 2009, respectively, from payments received under the King Agreement.  However, we have not yet generated any revenues from Aversion® Technology product sales.  Even if we succeed in commercializing one or more of our Aversion® Technology product candidates, we expect to continue using cash reserves for the foreseeable future. Our expenses may increase in the foreseeable future as a result of continued research and development of additional product candidates, maintaining and expanding the scope of our intellectual property, commercializing our Impede™ PSE product, and hiring of additional research and development staff.

We will need to generate revenues from direct product sales or indirectly from royalties on sales to achieve and maintain profitability. If we cannot successfully develop, obtain regulatory approval for and commercialize our product candidates licensed to King under the King Agreement or other product candidates under similar license agreements anticipated to be negotiated and executed with other pharmaceutical companies, of which no assurance can be given, we will not be able to generate such royalty revenues or achieve future profitability. Our failure to achieve or maintain profitability would have a material adverse impact on the market price of our common stock.

We must rely on current cash reserves, technology licensing fees and third party financing to fund operations.

Pending the receipt of milestone payments and royalties, if any, under the King Agreement or under similar license agreements anticipated to be negotiated and executed with other pharmaceutical companies, of which no assurance can be given, we must rely on our current cash reserves, revenues from sales of our Impede™ PSE product, if any, and third-party financing to fund operations and product development activities. No assurance can be given that current cash reserves or revenues from Impede™ PSE product sales will be sufficient to fund the continued operations and development of our product candidates until such time as we generate additional revenue from the King Agreement or similar license agreements anticipated to be negotiated and executed with the other pharmaceutical companies.  Moreover, no assurance can be given that we will be successful in raising additional financing or, if funding is obtained, that such funding will be sufficient to fund operations until product candidates utilizing our Aversion® and Impede™ Technologies may be commercialized.

Our product candidates are unproven and may not be approved by the FDA.

We are committing a majority of our resources to the development of Acurox® Tablets  and other product candidates utilizing our Aversion® and Impede™ Technologies.  There can be no assurance that the FDA will ultimately approve Acurox® Tablets or any other product candidate utilizing Aversion® Technology for commercial distribution.  Further there can be no assurance that other product candidates developed using Aversion® Technology or Impede™ Technology will achieve the targeted end points in the required clinical studies or perform as intended in other pre-clinical and clinical studies or lead to a NDA submission or filing acceptance. Our failure to successfully develop and achieve final FDA approval of a product candidate utilizing Aversion® Technology will have a material adverse effect on our financial condition.

Even if the FDA Approves Acurox® Tablets  for commercial distribution, if Acurox® Tablets  are not approved with labeling describing its abuse deterrent features, we will be unable to refer to the abuse deterrent characteristics of Acurox® to promote the product.

Our strategy for Acurox® Tablets depends upon our ability to distinguish Acurox® Tablets from other immediate release oxycodone HCl containing products based primarily on abuse deterrent features.  As with all of our product candidates utilizing Aversion® Technology, even if Acurox® Tablets are approved by the FDA, our failure to achieve approval of product labeling that sufficiently differentiates Acurox® Tablets from other immediate release oxycodone HCl containing tablets may adversely affect our business and results of operations. The FDA has publicly stated that explicit indications or claims of abuse deterrence will not be permitted unless such indications or claims are supported by double blind controlled clinical studies demonstrating an actual reduction in product abuse by patients or drug abusers. Because the cost, time and practicality of designing and implementing clinical studies adequate to support explicit claims of abuse deterrence are prohibitive, we are not pursuing and have not conducted the clinical trials necessary to include an explicit product label claim of abuse deterrence.  Instead, we intend to rely on certain clinical and laboratory studies to support the inclusion of information about the abuse deterrent features of Acurox® Tablets to support promotion by our licensee(s) of the product.  We intend to include in the product labels of our product candidates both a physical description of the abuse deterrent features and information from laboratory and clinical studies designed to simulate the relative difficulty of abusing our product candidates. However, the extent to which such information will be included in the FDA approved product label will be the subject of our discussions with, and agreement by, the FDA as part of the NDA review process for each of our product candidates.  The outcome of those discussions with the FDA will determine whether we will be able to market our product candidates with labeling that sufficiently differentiates them from other products that have comparable therapeutic profiles. If the FDA does not approve the Acurox® Tablet labeling with such information, our licensee will not be able to promote Acurox® Tablets based on its abuse deterrent features, may not be able to differentiate Acurox® Tablets from other oxycodone HCl containing immediate release products, and may not be able to charge a premium above the price of such other products which could materially adversely affect our business and results of operations.

Because FDA closely regulates promotional materials and other promotional activities, even if FDA initially approves product labeling that includes a description of the abuse deterrent characteristics of our product, FDA may object to our or our licensee’s marketing claims and product advertising campaigns.

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

We have no commercial manufacturing capacity and rely on third-party contract manufacturers to produce our commercial quantities.

We do not have the facilities, equipment or personnel to manufacture commercial quantities of our product candidates and therefore must rely on our licensees or other qualified third party contract manufactures with appropriate facilities and equipment to contract manufacture commercial quantities of products utilizing our Aversion® and Impede™ Technologies.  These licensees and third party contract manufacturers are also subject to cGMP regulations.  Any performance failure on the part of our licensees or contract manufacturers could delay commercialization of any approved products, depriving us of potential product revenue.

Our drug candidates, including our Impede™ PSE Tablets, require precise, high quality manufacturing.  Failure by our contract manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could materially adversely affect our business.  Contract manufacturers may encounter difficulties involving production yields, quality control, and quality assurance.  These manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMP and other applicable government regulations; however, we do not have control over third-party manufacturers’ compliance with these regulations and standards.

If for some reason our contract manufacturers cannot perform as agreed, we may be required to replace them.  Although we believe there are a number of potential replacements, we may incur added costs and delays in identifying and qualifying any such replacements.  In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our drug candidates.

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

We or our licensees may encounter delays or rejections during any stage of the regulatory review and approval process based upon the failure of clinical or laboratory data to demonstrate compliance with, or upon the failure of the product candidates to meet, the FDA’s requirements for safety, efficacy and quality; and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of an NDA the FDA may refuse to file the application, deny approval of the application, require additional testing or data and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. The FDA commonly takes more than a year to grant final approval for an NDA. The Prescription Drug User Fee Act (“PDUFA”) sets time standards for FDA’s review of NDA’s. The FDA's timelines described in the PDUFA guidance are flexible and subject to change based on workload and other potential review issues and may delay the FDA’s review of an NDA.  Further, the terms of approval of any NDA, including the product labeling, may be more restrictive than we or our licensees desire and could affect the marketability of our products.

Even if we comply with all the FDA regulatory requirements, we or our licensees may never obtain regulatory approval for any of our product candidates. If we or our licensees fail to obtain regulatory approval for any of our product candidates, we will have fewer commercialized products and correspondingly lower revenues. Even if regulatory approval of our products is received, such approval may involve limitations on the indicated uses or promotional claims we or our licensees may make for our products, or otherwise not permit labeling that sufficiently differentiates our product candidates from competitive products with comparable therapeutic profiles but without abuse deterrent features.  Such events would have a material adverse effect on our operations and financial condition.  We may market certain of our product without the prior application to and approval by the FDA.  The FDA may subsequently require us to withdraw such products and submit NDA’s for approval prior to re-marketing.

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

We rely on our Culver, Indiana facility for developing our product candidates and the manufacture of clinical supplies of our product candidates.  If the Culver, Indiana facility were damaged or destroyed, or otherwise subject to disruption, it would require substantial lead-time to repair or replace.  If our Culver facility were affected by a disaster, we would be forced to rely entirely on CROs and third party contract manufacturers while repairs were being made.  Although we believe we possess adequate insurance for damage to our property and for the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.  Moreover, any disruptions or delays at our Culver, Indiana facility could impair our ability to develop our product candidates utilizing the Aversion® or Impede™ Technologies, which could adversely affect our business and results of operations.

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

On October 30, 2007, we entered into an Agreement with King (as more fully described under the caption “Item 1. Business – King Agreement”).  At December 31, 2010 we had received aggregate payments of $58.3 million from King, consisting of a $30.0 million non-refundable upfront cash payment, $17.3  million in reimbursed research and development expenses relating to our licensed product candidates, $6.0 million in option exercise fees relating to King’s exercise of its option to license an undisclosed opioid analgesic tablet product and Vycavert® with Niacin Tablets, and a $5.0 million milestone fee relating to our successful achievement of the primary end points for our pivotal Phase III clinical study for Acurox® with Niacin Tablets .  Our future revenue, if any, will be derived from milestone payments and royalties under the King Agreement and under similar license agreements anticipated to be potentially negotiated and executed with other pharmaceutical companies.  No assurance can be given that we will receive the milestone and royalty payments provided for in the King Agreement, or that we will be successful in entering into similar agreements with other pharmaceutical companies to develop and commercialize products utilizing our Aversion® or Impede™ Technologies.

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

Our plan for developing, manufacturing and commercializing Acurox® Tablets and other opioid analgesic product candidates utilizing our Aversion® Technology currently requires us to successfully maintain our license agreement with King. In addition to other customary termination provisions, the King Agreement provides that King may terminate the King Agreement at any time upon written notice to us.  If King elects to terminate the King Agreement, or if we are otherwise unable to maintain our existing relationship with King, we may have to limit the size or scope of, or delay or abandon the development of, Acurox® Tablets (with and without niacin) and other opioid analgesic product candidates or undertake and fund development of these product candidates ourselves. If we were required to fund development and commercialization efforts with respect to Acurox® Tablets and other opioid analgesic product candidates on our own, we may need to obtain additional financing, which may not be available on acceptable terms, or at all.

If King is not successful in commercializing Acurox® Tablets (with or without niacin) and other licensed product candidates incorporating the Aversion® Technology our revenues and our business will suffer.

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

King’s manufacturing facility is currently the sole commercial source of supply for Acurox® Tablets and our other product candidates licensed to King.  If King’s manufacturing facility fails to obtain sufficient DEA quotas for the opioid active ingredients contained in such product candidates, fails to source adequate quantities of active and inactive ingredients, fails to comply with regulatory requirements, or otherwise experiences disruptions in commercial supply of our product candidates, product revenue and our royalties could be adversely impacted.

King has a diversified product line for which Acurox® Tablets and our other product candidates licensed to King will vie for King’s promotional, marketing, and selling resources.  If King fails to commit sufficient promotional, marketing and selling resources to our products, product revenue and our royalties could be adversely impacted.  Additionally, in view of Pfizer, Inc.’s recent acquisition of King Pharmaceuticals in February, 2011, there can be no assurance that Pfizer will commit the resources required for the successful development and commercialization of our product candidates.

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

Our success depends on our ability to obtain and maintain patent protection for products developed utilizing our technologies, in the United States and in other countries, and to enforce these patents. The patent positions of pharmaceutical firms, including us, are generally uncertain and involve complex legal and factual questions. Notwithstanding our receipt of U.S. Patent No. 7,201,920, U.S. Patent No. 7,476,402 and U.S. Patent No. 7,510,726 from the United States Patent and Trademark Office (“USPTO”) encompassing our opioid product candidates utilizing our Aversion® Technology, there is no assurance that any of our patent claims in our other pending non-provisional and provisional patent applications relating to our technologies will issue or if issued, that any such patent claims will be valid and enforceable against third-party infringement or that our products will not infringe any third-party patent or intellectual property. Moreover, any patent claims relating to our technologies may not be sufficiently broad to protect our products. In addition, issued patent claims may be challenged, potentially invalidated or potentially circumvented. Our patent claims may not afford us protection against competitors with similar technology or permit the commercialization of our products without infringing third-party patents or other intellectual property rights.

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

Our success also depends on maintaining the confidentiality of our trade secrets and know-how. We seek to protect such information by entering into confidentiality agreements with employees, potential licensees, raw material suppliers, contract research organizations, contract manufacturers, potential investors, consultants and other parties. These agreements may be breached by such parties. We may not be able to obtain an adequate, or perhaps, any remedy to such a breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors. Our inability to protect our intellectual property or to commercialize our products without infringing third-party patents or other intellectual property rights would have a material adverse affect on our operations and financial condition.

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

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. Product liability claims might be made by patients, or health care providers or others that sell or consume our products. These claims may be made even with respect to those products that possess regulatory approval for commercial sale.  We are currently covered by clinical trial product liability insurance on a claims-made basis. This coverage may not be adequate to cover any product liability claims. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against losses due to product liability claims. Any claims that are not covered by product liability insurance could have a material adverse effect on our business, financial condition and results of operations.  Reference is made to the discussion under the caption “Item 3 – Legal Proceedings – Reglan®/Metoclopramide Litigation” for a discussion of pending product liability litigation filed against the Company in each of Pennsylvania, New Jersey and California.

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

We are concentrating a substantial majority of our efforts and resources on developing product candidates utilizing our Aversion® and Impede™ Technologies. The commercial success of products utilizing such technologies will depend, in large part, on the intensity of competition, FDA approved product labeling for our products compared to competitive products, and the relative timing and sequence for commercial launch of new products by other companies developing, marketing, selling and distributing products that compete with the products utilizing our Aversion® and Impede™ Technologies.  Alternative technologies and non-opioid products are being developed to improve or replace the use of opioid analgesics. In the event that such alternatives to opioid analgesics are widely adopted, then the market for products utilizing our Aversion® and Impede™ Technologies may be substantially decreased thus reducing our ability to generate future profits.

Key personnel are critical to our business and our success depends on our ability to retain them.

We are dependent on our management and scientific team, including Andrew D. Reddick, our President and Chief Executive Officer, Robert Jones, our Senior Vice President and Chief Operating Officer, and Albert W. Brzeczko, Ph.D., our Vice President of Technical Affairs. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. While we have employment agreements with certain employees, all of our employees are at-will employees who may terminate their employment at any time. We do not have key personnel insurance on any of our officers or employees. The loss of any of our key personnel, or the inability to attract and retain such personnel, may significantly delay or prevent the achievement of our product and technology development and business objectives and could materially adversely affect our business, financial condition and results of operations.

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

The market price of our common stock, like the market price for securities of pharmaceutical and biotechnology companies, has historically been highly volatile. The stock market from time to time experiences significant price and volume fluctuations unrelated to the operating performance of particular companies. Factors, such as fluctuations in our operating results, future sales of our common stock, announcements of technological innovations or new therapeutic products by us or our competitors, announcements regarding collaborative agreements, laboratory or clinical trial results, government regulation, FDA determinations on the approval of a product candidate NDA submission, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and general market conditions may have a substantial effect on the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation and shareholder derivative litigation has often been instituted. A securities class action suit or shareholder derivative suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and result in a material adverse affect on our financial condition and results of operations.  Reference is made to the discussion under the caption “Item 3 –Legal Proceedings – Securities Class Action and Derivative Litigation” for a discussion of a pending securities class action litigation filed against us in the United States District Court for the Northern District of Illinois, Eastern Division, and three shareholder derivative suits filed in the Circuit Court of Cook County, Illinois, Chancery Division.

Our stock price has been volatile and there may not be an active, liquid trading market for our common stock.

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future.  Factors that have a material impact on the price of our common stock, in addition to the other issues described herein, include results of or delays in our pre-clinical and clinical studies, any delays in, or failure to receive FDA approval of our product candidates, the success of our license agreement with King, announcements of technological innovations or new commercial products by us or others, developments in patents and other proprietary rights by us or others, future sales of our common stock by existing stockholders, regulatory developments or changes in regulatory guidance, the departure of our officers, directors or key employees, and period-to-period fluctuations in our financial results.  Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low.  There is no assurance that an active trading market for our common stock will be maintained on the NASDAQ Capital Market.

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

GCE Holdings LLC beneficially owns approximately 74.7% of our outstanding common stock as of December 31, 2010 (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended).  As a result, GCE Holdings LLC, in view of its ownership percentage of our common stock, will be able to control all matters requiring approval by our shareholders, including the approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of GCE Holdings LLC may not always coincide with the interests of our other shareholders and as such we may take action in advance of its interests to the detriment of our other shareholders.  Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

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

In accordance with the terms of the Securities Purchase Agreement dated August 20, 2007 between us and the investors named therein, we filed a registration statement with the SEC to register the shares included in our Units issued pursuant to the Securities Purchase Agreement, including shares underlying warrants included in the Units.  In addition, pursuant to the exercise of previously granted piggyback registration rights, each of GCE Holdings, LLC, Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Care Capital Investments II, LP, Care Capital Offshore Investments II, LP and Essex Woodlands Health Ventures V, L.P. have exercised their piggyback registration rights to include an aggregate of 26,584,016 shares in such registration statement.  As a result, 34,243,273 shares (representing approximately 74.7% of our shares outstanding on a fully-diluted basis – including all derivative securities, whether or not currently exercisable) are included in the registration statement for resale by selling stockholders.  Such registration statement was declared effective by the SEC on November 20, 2007.  If some or all of such shares included in such registration statement are sold by our affiliates and others it may have the effect of depressing the trading price of our common stock.  In addition, such sales could lower our value and make it more difficult for us to raise capital if needed in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2010 fiscal year that remain unresolved.

ITEM 2. PROPERTIES

We lease from an unaffiliated Lessor, approximately 1,600 square feet of administrative office space at 616 N. North Court, Suite 120, Palatine, Illinois 60067. The lease agreement has a term expiring March 31, 2012. The lease agreement provides for rent, property taxes, common area maintenance, and janitorial services on an annualized basis of approximately $29,000 per year.  We utilize this lease space for our administrative, marketing and business development functions.

We conduct research, development, laboratory, development scale and NDA submission batch scale manufacturing and other activities relating to developing product candidates using Aversion® and Impede™ Technologies at our facility located at 16235 State Road 17, Culver, Indiana. At this location, our wholly-owned subsidiary Acura Pharmaceutical Technologies, Inc., owns a 25,000 square foot facility with 7,000 square feet of warehouse, 8,000 square feet of manufacturing space, 4,000 square feet of research and development labs and 6,000 square feet of administrative and storage space. The facility is located on 28 acres of land.

ITEM 3. LEGAL PROCEEDINGS

Securities Class Action and Derivative Litigation

A lawsuit captioned Bang v. Acura Pharmaceuticals, et al, was filed on September 10, 2010 in the United States District Court for the Northern District of Illinois, Eastern Division (Case 1:10-cv-05757) against us and certain of our current and former officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between February 21, 2006 and April 22, 2010. The complaint alleges that certain of our officers made false or misleading statements, or failed to disclose material facts in order to make statements not misleading, relating to our Acurox® with Niacin Tablets product candidate, resulting in violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act.  The complaint further alleges that such false or misleading statements or omissions had the effect of artificially inflating the price of our common stock. On January 11, 2011, the Court appointed a group of three stockholders as Lead Plaintiffs.  The Lead Plaintiffs have not yet filed their amended complaint.  We believe that the allegations in the complaint are without merit and intend to vigorously defend the litigation.

On October 25, 2010, Kiley Hill, a purported stockholder of the Company filed a shareholder derivative action in the Circuit Court of Cook County, Illinois, Chancery Division captioned Hill v. Acura Pharmaceuticals et al. (Case No. 2010-CH-46380), against our directors and certain of our executive officers, generally relating to the same events that are the subject of the class action litigation described above. The complaint purports to be brought on our behalf and names us as a nominal defendant. The complaint seeks unspecified damages from the individual defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, contribution and indemnification, waste of corporate assets and unjust enrichment for actions occurring from at least February 21, 2006 through April 22, 2010.  Substantively similar complaints captioned Hagan v. Acura Pharmaceuticals et al. (Case No. 2010-CH-46621) and Newell v. Reddick et al (Case No. 2010-CH-46873) were filed on October 27, 2010 and October 28, 2010, respectively, in the Circuit Court of Cook County, Illinois, Chancery Division, by other purported stockholders of the Company. We have agreed to a temporary stay of these actions.

Reglan®/Metoclopramide Litigation

Halsey Drug Company, as predecessor to the Company, has been named along with numerous other companies as a defendant in cases filed in three separate state coordinated litigations pending in Pennsylvania,  New Jersey and California, respectively captioned In re: Reglan® /Metoclopramide Mass Tort Litigation, Philadelphia County Court of Common Pleas, January Term, 2010, No. 01997; In re: Reglan® Litigation, Superior Court of New Jersey, Law Division, Atlantic County, Case No. 289, Master Docket No. ATL-L-3865-10; and Reglan®/Metoclopramide Cases, Superior Court of California, San Francisco County, Judicial Council Coordination Proceeding No. 4631, Superior Court No.: CJC-10-004631.  In this product liability litigation against numerous pharmaceutical product manufacturers and distributors, including the Company, plaintiffs claim injuries from their use of the Reglan® brand of metoclopramide and generic metoclopramide.  In the Pennsylvania state court mass tort proceeding, over 50 lawsuits have been filed against the Company and Halsey Drug Company alleging that Plaintiffs developed neurological disorders as a result of their use of the Reglan® brand and/or generic metoclopramide.  Plaintiffs have not yet served any individual lawsuits upon the Company in the New Jersey and California actions.  In the lawsuits filed to date, Plaintiffs have not confirmed they ingested any of the generic metoclopramide manufactured by the Company.  The Company discontinued manufacture and distribution of generic metoclopramide more than 15 years ago.  The Company believes these claims are without merit and will vigorously defend these actions.

ITEM 4. (RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Market Prices of Common Stock

Set forth below for the periods indicated are the high and low sales prices for trading in our common stock on the NASDAQ Capital Market as reported by the NASDAQ Capital Market.

Period	Sale Prices
	High	Low
2009 Fiscal Year
First Quarter	7.69	4.07
Second Quarter	9.00	4.85
Third Quarter	6.51	4.85
Fourth Quarter	5.79	4.00

2010 Fiscal Year
First Quarter	6.06	4.33
Second Quarter	9.13	2.50
Third Quarter	2.95	2.25
Fourth Quarter	3.98	2.20

2011 Fiscal Year
First Quarter (through January 31, 2011)	3.62	2.91

Holders

There were approximately 600 holders of record of our common stock on February 28, 2011.  This number, however, does not reflect the ultimate number of beneficial holders of our common stock.

Dividend Policy

The payment of cash dividends is subject to the discretion of our Board of Directors and is dependent upon many factors, including our earnings, our capital needs and our general financial condition. Historically we have not paid any cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the caption “Compensation of Executive Officers and Directors - Restricted Stock Unit Award Plan; and Securities Authorized for Issuance under Equity Compensation Plans”.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 are derived from our audited Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010, and the reports thereon, are included elsewhere in this Report. The selected financial information presented for our 2007 and 2006 operations and for our 2008, 2007 and 2006 balance sheets are derived from our audited Consolidated Financial Statements not presented in this Report.

The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto included elsewhere in this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". All share data gives effect to the 1 for 10 reverse stock split implemented December 5, 2007.

OPERATING DATA (in thousands) except per share data	2010	2009	2008	2007	2006
Revenues	$3,311	$3,835	$44,437	$6,404	$—
Operating expenses:
Research and development(1)	7,177	5,673	14,322	7,169	5,172
Marketing, general and administrative(2)	8,858	11,662	9,133	4,141	5,654
Interest expense	—	—	—	(1,207)	(1,140)
Interest income	42	147	780	268	18
Amortization of debt discount & deferred private debt offering costs	—	—	—	(2,700)	(183)
(Loss) gain on fair value change of conversion features	—	—	—	(3,483)	4,235
(Loss) gain on fair value change of common stock warrants	—	—	—	(1,905)	2,164
Other (expense) income	(14)	(3)	(3)	19	(235)
(Loss) income before income tax	(12,696)	(13,356)	21,759	(13,914)	(5,967)
Income tax expense (benefit)	11	2,479	7,285	(9,600)	—
Net (loss) income applicable to common stockholders	$(12,707)	$(15,835)	$14,474	$(4,314)	$(5,967)

(Loss) earnings per share: Basic	$(0.27)	$(0.35)	$0.32	$(0.11)	$(0.75)
(Loss) earnings per share: Diluted	$(0.27)	$(0.35)	$0.29	$(0.11)	$(0.75)

Weighted average shares used in computing net earnings (loss) per share: Basic	47,029	45,932	45,675	39,157	34,496
Weighted average shares used in computing net earnings (loss) per share: Diluted	47,029	45,932	49,416	39,157	34,496
(1) Includes stock-based compensation expense of approximately $1,700, $1,900, $600, $400 and $2,100 for years 2010, 2009, 2008, 2007 and 2006, respectively.
(2) Includes stock-based compensation expense of approximately $5,100, $7,300, $3,300, $500 and $3,500 for years 2010, 2009, 2008, 2007 and 2006, respectively.

BALANCE SHEET DATA(3) (in thousands)	2010	2009	2008	2007	2006
Working capital (deficiency)	$23,289	$28,750	$35,991	$22,306	$(28,641)
Total assets	25,493	31,917	42,961	45,628	1,619
Total debt, net (4)	—	—	—	—	28,787
Total liabilities	1,152	2,007	5,897	26,908	39,899
Accumulated deficit	(335,928)	(323,221)	(307,386)	(321,860)	(317,543)
Stockholders' equity (deficit)	24,341	$29,910	$37,064	$18,720	$(38,280)
(3) Reflects $30 million received from King in December, 2007.
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

Company Overview

We are a specialty pharmaceutical company engaged in research, development and manufacture of product candidates intended to provide abuse deterrent features and benefits utilizing our proprietary Aversion® and Impede™ Technologies.  Our Aversion® Technology opioid analgesic product candidates are intended to effectively relieve pain while simultaneously discouraging common methods of opioid product misuse and abuse, including:

•	intravenous injection of dissolved tablets or capsules;
•	nasal snorting of crushed tablets or capsules; and
•	intentional swallowing of excess quantities of tablets or capsules (when product candidates are formulated with niacin).

In addition to our opioid product candidates utilizing Aversion® Technology, we are investigating and developing novel mechanisms to incorporate abuse deterrent features into additional abused and misused pharmaceutical products.  In this regard we have developed Impede™ PSE, a pseudoephedrine hydrochloride (“PSE”) tablet product utilizing our Impede™ Technology.  Impede™ Technology utilizes a proprietary mixture of functional inactive ingredients intended to limit or impede extraction of PSE from the tablet for use as a starting material in producing the illicit drug methamphetamine.  We are also developing an undisclosed benzodiazepine product candidate utilizing Aversion® Technology intended for the treatment of anxiety disorders.

Company’s Present Financial Condition

At December 31, 2010, we had cash and cash equivalents of $24.0 million compared to $30.2 million of cash and cash equivalents at December 31, 2009. We had working capital of $23.3 million at December 31, 2010 compared to working capital of $28.8 million at December 31, 2009.  We had an accumulated deficit of approximately $335.9 million and $323.2 million at December 31, 2010 and December 31, 2009, respectively. We had a loss from operations of approximately $12.7 million and a net loss of $12.7 million for the year ended December 31, 2010, compared to a loss from operations of $13.5 million and a net loss of $15.8 million for the year ended December 21, 2009.  As of February 28, 2011 we had cash and cash equivalents of approximately $22.2 million.

During the year ended December 31, 2010, we recognized revenues of $3.3  million derived from the $1.1 million amortized portion of the $30.0 million upfront cash payment received from King in December 2007 and $2.2 million for reimbursement of research and development expenses for Acurox® Tablets and Acurox® with Niacin Tablets licensed to King under the King Agreement.  During the year ended December 31, 2009, we recognized revenues of $3.8 million derived from the $3.0 million amortized portion of the $30.0 million upfront cash payment received from King in December 2007 and $0.8 million for reimbursement of reimbursement of research and development expenses for Acurox® Tablets.  We have yet to generate any product sales or royalty revenues from product sales.  To fund our continued operations, we expect to rely on our current cash resources, additional payments that may be made under the King Agreement and under future license agreements with other pharmaceutical company partners, of which there can be no assurance of obtaining, and revenues, if any, from our commercialization of our Impede™ PSE Tablets.  Our cash requirements for operating activities may increase in the future as we continue to conduct pre-clinical studies and clinical trials for our product candidates, maintain, defend, if necessary and expand the scope of our intellectual property, hire additional personnel, contract with third party contract manufacturers for the commercial supply of our Impede™ PSE Tablets, commercialize our Impede™ PSE Tablets, or invest in other areas.

In 2008, we recognized revenue of $44.4 million derived from the $21.9 million amortized portion of the $30.0 million non-refundable cash payment received from King in December 2007, $6.0 million in option exercise fees paid to us by King for the licenses to the third and fourth opioid analgesic product candidates licensed to King under the King Agreement, $5.0 million in an Acurox® with Niacin Tablets  development milestone payment received from King, and $11.5 million paid to us by King for reimbursement of research and development expenses for Acurox® with Niacin Tablets . Our losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses.  Research and development activities include costs of pre-clinical studies, clinical trials, and clinical trial product supplies associated with our product candidates.  Salaries and other personnel-related costs include non-cash, stock-based compensation associated with stock options and restricted stock units granted to employees and non-employee directors.

Results of Operations for the Years Ended December 31, 2010 and 2009

	December 31
	2010	2009	Change
	$000’s		$000’s	Percent
Revenues
Program fee revenue	1,088	3,077	(1,989)	(65)
Collaboration fee revenue	2,223	758	1,465	193
Total revenue	3,311	3,835	(524)	(14)

Operating expenses
Research and development	7,177	5,673	1,504	27
Marketing, general and administrative	8,858	11,662	(2,804)	(24)
Total operating expenses	16,035	17,335	(1,300)	(8)
Loss from operations	(12,724)	(13,500)	(776)	(6)

Other income (expense)
Interest income	42	147	(105)	(71)
Other expense	(14)	(3)	11	367
Total other income	28	144	(116)	(81)

Loss before income tax	(12,696)	(13,356)	(660)	(5)
Income tax expense	11	2,479	(2,468)	(100)
Net loss	(12,707)	(15,835)	(3,128)	(20)

Revenue

In December 2007, King paid us a $30.0 million upfront fee in connection with the closing of the King Agreement. Program fee revenue recognized during 2010 from amortizing this upfront fee was $1.1 million compared to $3.0 million in 2009. We have assigned an equal portion of the program fee revenue to each of three product candidates identified under the King Agreement.  We have completed our development activities on 2 of the 3 product candidates and fully amortized the portion of the upfront fee for those two product candidates in 2008.  We currently estimate the development period for the third product candidate to extend through June 2011. We had no milestone revenue in 2010 or 2009.

Collaboration revenue recognized in 2010 was $2.2 million for reimbursement, pursuant to the King Agreement, of our Acurox® Tablets and Acurox® with Niacin Tablets development and regulatory expenses incurred during 2010.  We invoice King in arrears on a calendar quarter basis for our reimbursable development and regulatory expenses under the King Agreement.  We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses. The Company had collaboration revenue of $0.8 million for 2009.

Operating Expenses

Research and development expense during 2010 and 2009 were primarily for product candidates utilizing our Aversion® and Impede™ Technologies, including costs of preclinical studies, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs.  Included in the 2010 and 2009 results are non-cash stock-based compensation charges of $1.7 million and $1.9 million, respectively, associated with the grant of stock options and restricted stock units.  Excluding the stock-based compensation expense, in 2010 there was a $1.7 million increase in development expenses compared to 2009 primarily attributable to development activities for our benzodiazepine product candidate,  an extended release opioid product candidate, and our Impede™ PSE tablet product.

Marketing expenses during 2010 and 2009 consisted of market research studies on our Aversion® and Impede™ Technologies. Our general and administrative expenses primarily consisted of legal, audit and other professional fees, corporate insurance, and payroll.  Included in the 2010 and 2009 results are non-cash stock-based compensation charges of $5.1 million and $7.3 million, respectively, associated with the grant of stock options and restricted stock units. Excluding the stock-based compensation expense, in 2010 there was a decrease of $0.6 million in marketing, general and administrative expenses compared to 2009.

Other Income (Expense)

During 2010 and 2009, we had no debt and cash proceeds received pursuant to the King Agreement were invested in U.S. Treasury Bills and money market funds in accordance with the investment policy approved by our Board of Directors, resulting in minimal interest income in 2010 and $0.1 million in 2009 due to the prevailing low variable, market rates of interest.

Net Loss

The Company records its tax provision using a 40% effective tax rate. The net loss of $12.7 million for 2010 includes no federal or state income tax benefit provisions due to uncertainty of their future utilization.  A state tax provision was recorded for the Company’s subsidiary operations apportioned to one state jurisdiction.  The Company’s net loss of $15.8 million for 2009 included income tax expense of $2.5 million recorded when we adjusted our deferred income tax asset valuation reserve. We determined it was more likely than not that the Company’s net operating loss carryforwards may not be utilized.

Results of Operations for the Years Ended December 31, 2009 and 2008

	December 31
	2009	2008	Change
	$000’s		$000’s	Percent
Revenues
Program fee revenue	3,077	27,941	(24,864)	(89)%
Collaboration fee revenue	758	11,496	(10,738)	(93)%
Milestone revenue	—	5,000	(5,000)	(100)%
Total revenue	3,835	44,437	(40,602)	(91)%

Operating expenses
Research and development	5,673	14,322	(8,649)	(60)%
Marketing, general and administrative	11,662	9,133	2,529	28%
Total operating expenses	17,335	23,455	(6,120)	(26)%
(Loss) income from operations	(13,500)	20,982	(34,482)	(164)%

Other income (expense)
Interest income	147	780	(633)	(81)%
Other expense	(3)	(3)	—	—
Total other income	144	777	(633)	(81)%

(Loss) income before income tax	(13,356)	21,759	(35,115)	(161)%
Income tax expense	2,479	7,285	(4,806)	(66)%
Net (loss) income	(15,835)	14,474	(30,309)	(209)%

Revenue

In December 2007, King paid us a $30.0 million upfront fee in connection with the closing of the King Agreement. Program fee revenue recognized during 2009 from amortizing this upfront fee was $3.0 million compared to $21.9 million in 2008. We have assigned an equal portion of the program fee revenue to each of three product candidates identified under the King Agreement.  We have completed our development activities on 2 of the 3 product candidates and have fully amortized the portion of the upfront fee for those two product candidates in 2008.  At that time, we estimated the development period for the third product candidate would end in December, 2010. Also, included in program fee revenue in 2008 are two $3.0 million option exercise fees paid by King to us in May 2008 and December 2008,  upon the exercise of its option to license a third and fourth opioid analgesic product candidate under the King Agreement. In June 2008, King paid us a $5.0 million milestone payment for successfully achieving the primary end points in our pivotal Phase III study, AP-ADF-105 for Acurox® with Niacin Tablets. We had no milestone revenue in 2009.

Collaboration revenue recognized in 2009 was $0.8 million for reimbursement, pursuant to the King Agreement, of our Acurox® with Niacin Tablets development and regulatory expenses incurred during 2009. We invoice King in arrears on a calendar quarter basis for our reimbursable development and regulatory expenses under the King Agreement.  We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses. The Company had collaboration revenue of $11.5 million for 2008.

Operating Expenses

Research and development expense during 2009 and 2008 were primarily for product candidates utilizing our Aversion® Technology, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs.  Included in the 2009 and 2008 results are non-cash stock-based compensation charges of $1.9 million and $0.6 million, respectively, associated with the grant of stock options and restricted stock units. Excluding the stock-based compensation expense, there is a $10.0 million decrease in development expenses primarily attributable to a reduction of our clinical study costs. During 2008, we conducted and completed our pivotal Phase III clinical trial for Acurox® with Niacin Tablets.

Marketing expenses during 2009 and 2008 consisted of Aversion® Technology customized market data research studies. Our general and administrative expenses primarily consisted of legal, audit and other professional fees, corporate insurance, and payroll.  Included in the 2009 and 2008 results are non-cash stock-based compensation charges of $7.3 million and $3.3 million, respectively, associated with the grant of stock options and restricted stock units. Excluding the stock-based compensation expense, there was a decrease of $1.5 million in marketing, general and administrative expenses including reductions of $0.9 million in payroll, $0.3 million legal and accounting professional services, and $0.3 million state franchise taxes.

Other Income (Expense)

During 2009 and 2008, we had no debt and cash proceeds received pursuant to the King Agreement were primarily invested in money market funds, U.S. Treasury Bills, bank commercial paper, and overnight sweep investments, resulting in interest income of $0.1 million and $0.8 million, respectively.

Net Income (Loss)

Deferred income taxes have been recognized in prior years for temporary differences between financial statement and income tax bases of assets and liabilities and loss carry-forwards for which income tax benefits are expected to be realized in future years.  During 2009 we recorded a valuation allowance to reduce our net deferred income tax assets to the amount that is more likely than not to be realized. Our net loss of $15.8 million for 2009 includes a provision for income tax expense of $2.5 million for such adjustment to our valuation allowance as we determined that the utilization of certain deferred tax assets recorded in prior years could not be reasonably predicted based upon financial forecast for succeeding years.

Our net income of $14.5 million for 2008 includes a provision for income tax expense of $8.5 million which has been partially offset by $1.2 million of income tax benefits recorded from the anticipated utilization of some of our deferred tax assets arising from net operating loss carryforwards.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $24.0 million compared to $30.2 million in cash and cash equivalents at December 31, 2009.  We had working capital of $23.3 million at December 31, 2010 compared to $28.8 million at December 31, 2009. The decreases in our 2010 cash position and working capital of $6.2 million and $5.5 million, respectively, and the cash flows used in operating activities of $6.5 million for the year ended December 31, 2010, are primarily due to development work conducted on product candidates not licensed to King.  Our investing activities in 2010 were less than $0.1 million in capital expenditures and in 2009 our investing activities included capital expenditures of $0.2 million and net maturities of short-term investments of $5.0 million.

           At February 28, 2011, we had cash and cash equivalents of approximately $22.2 million. We estimate that such cash reserves will be sufficient to fund the development of Aversion® Technology and Impede™ Technology product candidates, and related operating expenses at least through the next 12 months.

Pending our receipt of milestone payments and royalties from King related to product candidates developed under the King Agreement, other milestone and royalty payments under similar license agreements anticipated to be negotiated and executed with other pharmaceutical company partners, and revenues from the commercialization of our Impede™ PSE tablets, of which no assurance can be given, we must rely on our current cash reserves, including interest income from the investment of our cash reserves, to fund the development of our Aversion® Technology, Impede™ Technology and related administrative and operating expenses. Our future sources of revenue, if any, will be derived from milestone payments and royalties under the King Agreement and under similar license agreements with other pharmaceutical company partners, and from the commercialization of our Impede™ PSE tablets, for which there can be no assurance.

The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to the development and commercialization of our product candidates.

The following table presents our expected cash payments on contractual obligations outstanding as of December 31, 2010:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$36	$29	$7	$—	$—
Clinical studies(1)	68	68	—	—	—
Employment agreements	889	889	—	—	—
Total	$993	$986	$7	$—	$—

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

Program fee revenue is derived from amortized upfront payments, such as the $30.0 million upfront payment from King received in December 2007, and license fees, such as the $3.0 million option exercise fee paid by King to us in each of May 2008 and December 2008 upon the exercise of its option to license a third and fourth opioid analgesic product candidate under the King Agreement. We have assigned an equal portion of King’s $30.0 million upfront payment to each of three product candidates identified in the King Agreement and recognize the upfront payment as program fee revenue ratably over our estimate of the development period for each identified product candidate.  We recognized $1.1 million, $3.1 million and $21.9 million of this program fee revenue in 2010, 2009 and 2008, respectively.

Collaboration revenue is derived from reimbursement of development expenses, which are invoiced quarterly in arrears, and are recognized when costs are incurred pursuant to the King Agreement.  The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King. We recognized $2.2 million, $0.8 million and $11.5 million of collaboration revenue in 2010, 2009 and 2008, respectively of which $0.1 million and $0.4 million were current receivables at December 31, 2010 and 2009, respectively

Milestone revenue is contingent upon the achievement of certain pre-defined events in the development of Acurox® Tablets and other product candidates licensed to King under the King Agreement. Milestone payments from King are recognized as revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product. As such, the milestones are substantially at risk at the inception of the King Agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment. Each milestone payment is non-refundable and non-creditable when made. In June 2008, King paid us a $5.0 million milestone payment for successfully achieving the primary endpoints in our pivotal Phase III study, AP-ADF-105 for Acurox® with Niacin Tablets.

Research and Development

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities.  Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred.   We make payments to the CRO's based on agreed upon terms and may include payments in advance of the study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely upon estimates of those costs applicable to the stage of completion of a study as provided by the CRO.  Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We have entered into several cancelable CRO arrangements and our obligations under these arrangements were approximately $68,000 and $1.4 million at December 31, 2010 and 2009, respectively, for services to be incurred as subjects are enrolled and progress through the studies.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets.  The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance against deferred income tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized.  We recorded adjustments by way of increase of $2.5 million to the deferred income tax asset valuation allowance during 2009. This adjustment recognized a $2.5 million tax expense from income taxes in our income for 2009.  At December 31, 2010, 100% of the deferred income tax assets are offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and a benefit from income taxes in such period would be recognized.

Stock Compensation

Compensation cost related to stock-based payment transactions is measured based on fair value of the equity or liability instrument issued. For purposes of estimating the fair value of each stock option unit on the date of grant, we utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of our common stock (as determined by reviewing its historical public market closing prices). Our accounting for stock-based compensation for restricted stock units (“RSUs”) is based on the fair-value method. The fair value of the RSUs is the market price of our common stock on the date of grant, less its exercise cost.

Capital Expenditures

Our capital expenditures during 2010, 2009 and 2008 were $41,000, $220,000 and $143,000, respectively. Capital expenditures in each such year were primarily attributable to the purchase of scientific equipment and improvements to the Culver, Indiana facility.

Impact of Inflation

We believe that inflation did not have a material impact on our operations for the periods reported.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in may be subject to market risk.  Our primary objective in our cash management activities is to preserve principal while at the same time maximizing income we receive from our investments.  A change in the prevailing interest rates may cause the principal amount of our investments to fluctuate.  We have no holdings of derivative financial and commodity instruments. As of December 31, 2010, our investments consisted primarily of investments in U.S. Treasury Bills and money market accounts with variable, market rates of interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Acura Pharmaceuticals, Inc. and Subsidiary and the Report of the Independent Registered Public Accounting Firm thereon, to be filed pursuant to Item 8 are included in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our subsidiary) required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the Fourth Quarter 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to 2011 Proxy Statement to be filed on or about March 15, 2011 with respect to Directors, Executive Officers and Corporate Governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

Item 11.	EXECUTIVE COMPENSATION.

Reference is made to our 2011 Proxy Statement to be filed on or about March 15, 2011with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Reference is made to our 2011 Proxy Statement to be filed on or about March 15, 2011with respect to the to the security ownership of certain beneficial owners and management and related stockholder matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to our 2011 Proxy Statement to be filed on or about March 15, 2011with respect to certain relationships and related transactions and direct independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.

Reference is made to our 2011 Proxy Statement to be filed on or about March 15, 2011with respect to auditor fees, which is incorporated herein by reference and made a part in response to the information required by Item 14.

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

Date: March 1, 2011	ACURA PHARMACEUTICALS, INC.

	By:	ANDREW D. REDDICK
Andrew D. Reddick President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/Andrew D. Reddick	President, Chief Executive Officer and Director	March 1, 2011
Andrew D. Reddick	(Principal Executive Officer)

/s/Peter A. Clemens	Senior Vice President and Chief Financial Officer	March 1, 2011
Peter A. Clemens	(Principal Financial and Accounting Officer)

/s/William G. Skelly	Director	March 1, 2011
William G. Skelly

/s/Bruce F Wesson	Director	March 1, 2011
Bruce F. Wesson

/s/William A. Sumner	Director	March 1, 2011
William A. Sumner

/s/Richard J. Markham	Director	March 1, 2011
Richard J. Markham

/s/Immanuel Thangaraj	Director	March 1, 2011
Immanuel Thangaraj

/s/George K. Ross	Director	March 1, 2011
George K. Ross

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6 to F-7

Notes to Consolidated Financial Statements	F-8 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Acura Pharmaceuticals, Inc.
Palatine, Illinois

We have audited the accompanying consolidated balance sheets of Acura Pharmaceuticals, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designating audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acura Pharmaceuticals, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Chicago, Illinois
March 1, 2011

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and 2009
(in thousands except par values)

	2010	2009
Assets
Current assets
Cash and cash equivalents	$24,045	$30,174
Collaboration revenue receivable	126	357
Prepaid insurance	213	193
Prepaid expenses and other current assets	57	33
Total current assets	24,441	30,757
Property, plant and equipment, net	1,052	1,160
Total assets	$25,493	$31,917
Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses	$686	$452
Deferred program fee revenue	466	1,555
Total current liabilities	1,152	2,007
Commitments and contingencies (Note H)
Stockholders’ equity
Common stock - $.01 par value; 100,000 shares authorized; 43,894 and 43,728 shares issued and outstanding in 2010 and 2009, respectively	439	437
Additional paid-in capital	359,830	352,694
Accumulated deficit	(335,928)	(323,221)
Total stockholders’ equity	24,341	29,910
Total liabilities and stockholders’ equity	$25,493	$31,917

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008
(in thousands except per share data)

	2010	2009	2008
Revenues
Program fee revenue	$1,088	$3,077	$27,941
Collaboration revenue	2,223	758	11,496
Milestone revenue	-	-	5,000
Total revenue	3,311	3,835	44,437
Operating expenses
Research and development	7,177	5,673	14,322
Marketing, general and administrative	8,858	11,662	9,133
Total operating expenses	16,035	17,335	23,455
(Loss) income from operations	(12,724)	(13,500)	20,982
Other income (expense)
Interest income	42	147	780
Other expense	(14)	(3)	(3)
Total other income	28	144	777
(Loss) income before income tax	(12,696)	(13,356)	21,759
Income tax expense	11	2,479	7,285
Net (loss) income applicable to common stockholders	$(12,707)	$(15,835)	$14,474

Earnings (loss) per share
Basic	$(0.27)	$(0.35)	$0.32
Diluted	$(0.27)	$(0.35)	$0.29
Weighted average shares
Basic	47,029	45,932	45,675
Diluted	47,029	45,932	49,416

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008
(in thousands except par values)

	Common Stock $0.01 Par Value		Additional Paid-in	Accumulated
	Shares	$ Amount	Capital	Deficit	Total
Balance at Dec. 31, 2007	42,706	$427	$340,153	$(321,860)	$18,720
Net income for the year ended Dec. 31, 2008	-	-		14,474	14,474
Other stock-based compensation	-	-	3,850	-	3,850
Issuance of common shares for exercise of warrant	17	-	20	-	20
Balance at Dec. 31, 2008	42,723	$427	$344,023	$(307,386)	$37,064
Net loss for the year ended Dec. 31, 2009	-	-	-	(15,835)	(15,835)
Other stock-based compensation	-	-	9,204	-	9,204
Issuance of common shares for cashless exercise of warrants	730	7	(7)	-	-
Issuance of common shares for exercise of warrant	50	1	159	-	160
Issuance of common shares for cashless exercise of options and payroll taxes	225	2	(685)	-	(683)
Balance at Dec. 31, 2009	43,728	$437	$352,694	$(323,221)	$29,910
Net loss for the year ended Dec. 31, 2010	-	-	-	(12,707)	(12,707)
Other stock-based compensation	-	-	6,746	-	6,746
Issuance of common shares for cashless exercise of warrants	43	1	(1)	-	-
Issuance of common shares for exercise of warrant	123	1	391	-	392
Balance at Dec. 31, 2010	43,894	$439	$359,830	$(335,928)	$24,341

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009, and 2008
(in thousands, except supplemental data)

	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(12,707)	$(15,835)	$14,474
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	135	130	143
Non-cash stock compensation expense	6,746	9,204	3,850
(Gain) loss on asset disposals	14	(3)	1
Deferred income taxes	-	2,479	7,109
Change in fixed asset impairment reserve	-	-	(29)
Changes in assets and liabilities
Collaboration revenue receivable	231	3,172	(553)
Prepaid expenses and other current assets	(37)	222	207
Accounts payable	-	(382)	382
Accrued expenses	226	(1,113)	549
Deferred program fee revenue	(1,088)	(3,077)	(21,942)
Net cash (used in) provided by operating activities	(6,480)	(5,203)	4,191
Cash flows from investing activities:
Purchases of short-term investments	-	-	(26,039)
Maturities of short-term investments	-	5,039	21,000
Capital expenditures	(41)	(220)	(143)
Proceeds from asset disposals	-	-	1
Net cash (used in) provided by investing activities	(41)	4,819	(5,181)
Cash flows from financing activities:
Proceeds from exercise of warrant	392	160	20
Net cash provided by financing activities	392	160	20
Net decrease in cash and cash equivalents	(6,129)	(224)	(970)
Cash and cash equivalents at beginning of period	30,174	30,398	31,368
Cash and cash equivalents at end of period	$24,045	$30,174	$30,398

Cash paid during the period:
Interest	$-	$-	$2
Income taxes	$20	$108	$82

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED DECEMBER 31, 2010, 2009, and 2008

Supplemental disclosures of noncash investing and financing activities presented on a reverse stock split basis:

Year ended December 31, 2010
1.	Warrants to purchase 65,000 shares of common stock were exercised in cashless exercise transactions resulting in the issuance of 43,000 shares of common stock.

Year ended December 31, 2009
1.	Warrants to purchase 1,479,000 shares of common stock were exercised in cashless exercise transactions resulting in the issuance of 730,000 shares of common stock.
2.
Options to purchase 525,000 shares of common stock were exercised in cashless exercise transactions and after withholding shares for statutory minimum payroll taxes calculated at $685,000, the transactions resulted in the issuance of 225,000 shares of common stock.

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
DECEMBER 31, 2010, 2009 and 2008

NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES
Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “We”, or “Our”) is a specialty pharmaceutical company engaged in research, development and manufacture of product candidates intended to provide abuse deterrent features and benefits utilizing our proprietary Aversion® and Impede™ Technologies.

Amounts presented are rounded to the nearest thousands except per share data.

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

2.  Cash and Cash Equivalents
We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalent balances consist of U.S. Treasury Bills or money market accounts and checking funds with variable, market rates of interest. From time to time, amounts may exceed the Federal Reserve insurance limits however we believe our credit risk exposure is not material. We believe the financial risks associated with these instruments are minimal and we have not experienced any losses from our investments in these securities. Our cash and cash equivalents are governed by our investment policy as approved by our Board of Directors. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

3.  Concentration of Credit Risk
We invest our excess cash in accordance with the investment policy approved by our Board of Directors that seeks both liquidity and safety of principal. The policy provides for investments in instruments issued by the United States government and by commercial institutions with strong investment grade credit ratings and places restrictions on maturity terms and concentrations by type and issuer.

4.  Use of Estimates in Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

5.  Inventories
We had no inventories at each of December 31, 2010 and 2009.  Purchases of active pharmaceutical ingredients and raw materials required for our development and clinical trial manufacture of product candidates utilizing our Aversion® or Impede™ Technologies are expensed as incurred.

6. Property, Plant and Equipment
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

7.	Revenue Recognition, Deferred Program Fee Revenue and Collaboration Revenue
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

Program fee revenue is derived from amortized upfront payments, such as the $30.0 million upfront payment from King received in December 2007, and license fees, such as the $3.0 million option exercise fee paid by King to us in each of May 2008 and December 2008 upon the exercise of its option to license a third and fourth opioid analgesic product candidate under the King Agreement. We have assigned an equal portion of King’s $30.0 million upfront payment to each of three product candidates identified in the King Agreement and recognize the upfront payment as program fee revenue ratably over our estimate of the development period for each identified product candidate.  We expect to recognize the remainder of the program fee revenue for the third product candidate ratably over its remaining development period which we currently estimate to end in June 2011. We recognized $1.1 million, $3.1 million, and $21.9 million of this program fee revenue in 2010, 2009 and 2008, respectively.

Collaboration revenue is derived from reimbursement of development expenses, which are invoiced quarterly in arrears, and are recognized when costs are incurred pursuant to the King Agreement.  The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King. We recognized $2.2 million, $0.8 million, and $11.5 million of collaboration revenue in 2010, 2009, and 2008, respectively, of which $0.1 and $0.4 million were current receivables at December 31, 2010 and 2009, respectively.

Milestone revenue is contingent upon the achievement of certain pre-defined events in the development of Acurox® Tablets and other product candidates licensed to King under the King Agreement. Milestone payments from King are recognized as revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product. As such, the milestones are substantially at risk at the inception of the King Agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment. Each milestone payment is non-refundable and non-creditable when made. In June 2008, we recognized milestone revenue when King paid us a $5.0 million payment for successfully achieving the primary endpoints in our pivotal Phase III study, AP-ADF-105 for Acurox® with Niacin Tablets.

8.	Research and Development
Research and Development (“R&D”) expenses include internal R&D activities, external contract research organization (“CRO”) activities, and other activities.  Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, depreciation, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and incentive compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include clinical trial studies and regulatory consulting, and regulatory counsel. Internal R&D activities and other activity expenses are charged to operations as incurred.  We make payments to the CRO's based on agreed upon terms and may include payments in advance of the study starting date. We review and accrue CRO and clinical trial study expenses based upon estimates of those costs applicable to the stage of completion of a study as provided by the CRO.  At December 31, 2010 we have accrued $0.3 million of CRO and clinical trial study expenses.

9.  Income Taxes
We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and the income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets.  The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized.  During 2009 the we determined it was more likely than not that we would not be able to realize our recorded deferred income tax assets and we recorded an adjustment of $2.5 million to the deferred income tax asset valuation allowance and recognized an expense from income taxes in such period.  During 2008 we determined it was more likely than not that we would be able to realize some of its deferred income tax assets in the near future and recorded an adjustment of $1.2 million to the deferred income tax asset valuation allowance. This adjustment recognized a benefit from income taxes in our income for such period. At both December 31, 2010 and 2009, 100% of all remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

10.  Earnings (Loss) Per Share
The computation of basic earnings (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period, including shares related to vested restricted stock units (See Note I). The computation of diluted earnings (loss) per share is based on the same number of shares used in the basic share calculation adjusted for the effect of other potentially dilutive securities. No such adjustments were made for 2010 or 2009 as their effects would have been antidilutive.

	Year ended December 31,
	2010	2009	2008
Basic earnings per share
Numerator:
Net (loss) income applicable to common stockholders	$(12,707)	$(15,835)	$14,474
Denominator:
Common shares (weighted)	43,842	42,912	42,719
Vested restricted stock units (weighted)	3,187	3,020	2,956
Weighted average number of shares outstanding	47,029	45,932	45,675
Basic earnings (loss) per common share	$(0.27)	$(0.35)	$0.32
Diluted earnings (loss) per share
Denominator:
Common shares (weighted)	43,842	42,912	42,719
Vested restricted stock units (weighted)	3,187	3,020	2,952
Stock options	-	-	1,443
Common stock warrants	-	-	2,302
Weighted average number of shares outstanding	47,029	45,932	49,416
Diluted earnings (loss) per common share	$(0.27)	$(0.35)	$0.29

Excluded potentially dilutive securities:
Common stock issuable (1):
Employee and director stock options	4,243	3,671	1,149
Common stock warrants	2,193	2,380	-
Non-vested restricted stock units	49	204	30
Total excluded dilutive shares	6,485	6,255	1,179

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

11.	Stock-Based Compensation

We have four stock-based compensation plans covering stock options and restricted stock units for our employees and directors, which are described more fully in Note G.

We measure our compensation cost related to share-based payment transactions based on fair value of the equity or liability instrument issued. For purposes of estimating the fair value of each stock option unit on the date of grant, we utilize the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of our common stock (as determined by reviewing our historical public market closing prices).

Our accounting for stock-based compensation for restricted stock units (“RSUs”) is based on the fair-value method. The fair value of the RSUs is the market price of our common stock on the date of grant, less its exercise cost.

12.	Accounting Developments

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

NOTE B – LICENSE, DEVELOPMENT, AND COMMERCIALIZATION AGREEMENT
On October 30, 2007, we and King Pharmaceuticals Research and Development, Inc. (“King”), a wholly-owned subsidiary of King Pharmaceuticals, Inc., entered into a License, Development and Commercialization Agreement (the “King Agreement”) to develop and commercialize in the United States, Canada and Mexico (the "King Territory") certain opioid analgesic products utilizing our proprietary Aversion® Technology.  In addition, the King Agreement provides King with an option to license in the King Territory certain future opioid analgesic products developed utilizing Aversion® Technology. As of December 31, 2010, King had exercised its option to license two additional product candidates including an undisclosed opioid analgesic tablet product and Vycavert® (hydrocodone bitartrate/niacin/acetaminophen) Tablets, each of which utilize our Aversion® Technology.  We are responsible for using commercially reasonable efforts to develop Acurox® with Niacin Tablets through regulatory approval by the FDA.  The King Agreement provides that we or King may develop additional opioid analgesic product candidates utilizing our Aversion® Technology and, if King exercises its option to license such additional product candidates, they will be subject to the milestone and royalty payments and other terms of the King Agreement.

At December 31, 2010, we had received aggregate payments of $58.3 million from King, consisting of a $30.0 million non-refundable upfront cash payment, $17.3 million in reimbursed research and development expenses relating to Acurox® Tablets and Acurox® with Niacin Tablets, $6.0 million in fees relating to King’s exercise of its option to license an undisclosed opioid analgesic tablet product and Vycavert® Tablets, and a $5.0 million milestone fee relating to our successful achievement of the primary endpoints for our pivotal Phase III clinical study for Acurox® with Niacin Tablets.  The King Agreement also provides for King’s payment to us of a $3.0 million fee upon King’s exercise of its option for each future opioid product candidate that utilizes our Aversion® Technology (Future Product).  In the event that King does not exercise its option for a Future Product, King may be required to reimburse us for certain of our expenses relating to such Future Product.  Further, we may receive up to $23 million in additional non-refundable milestone payments for each product candidate licensed to King which achieve certain regulatory milestones in specific countries in the King Territory. An opioid analgesic product candidate formulated with and without niacin is considered a single product candidate for purposes of the option fees and milestone payments payable under the King Agreement.  We can also receive a one-time $50 million sales milestone payment upon the first attainment of $750 million in net sales of all of our licensed products across all King Territories.  In addition, for sales occurring following the one year anniversary of the first commercial sale of the first licensed product sold, King will pay us a royalty at one of six rates ranging from 5% to 25% based on the level of combined annual net sales for all products licensed by us to King across all King Territories, with the highest applicable royalty rate applied to such combined annual sales.  King’s royalty payment obligations expire on a product by product and country-by-country basis upon the later of (i) the expiration of the last valid patent claim covering such product in such country, or (ii) fifteen (15) years from the first commercial sale of such product in such country.

The King Agreement expires upon the expiration of King’s royalty payment and other payment obligations under the King Agreement.  King may terminate the King Agreement (i) in its entirety at any time by written notice to us, and (ii) with respect to any product at any time upon the provision of not less than 12 months’ prior written notice.  We may terminate the King Agreement with respect to a product in the United States in the event such product is not commercially launched by King within 120 days after receipt of regulatory approval of such product or in its entirety if King commences any interference or opposition proceeding challenging the validity or enforceability of any of our patent rights licensed to King under the King Agreement

NOTE C – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized as follows:
	December 31,
	2010	2009
Building and improvements	$1,243	$1,465
Land and improvements	161	161
Machinery and equipment	43	26
Scientific equipment	583	569
Computer hardware and software	251	251
Office equipment	27	27
Other personal property	68	60
	2,375	2,559
Less accumulated depreciation and amortization	(1,323)	(1,399)
Total property, plant and equipment, net	$1,052	$1,160

Depreciation and amortization expense for the years ended December 31, 2010, 2009, and 2008 was $0.14 million, $0.13 million, and $0.14 million, respectively.

NOTE D – ACCRUED EXPENSES
Accrued expenses are summarized as follows:
	December 31,
	2010	2009
Payroll, payroll taxes and benefits	$95	$89
Professional services	193	160
Franchise taxes	12	21
Property taxes	19	19
Clinical and regulatory services	307	75
Other fees and services	60	88
	$686	$452

NOTE E – COMMON STOCK WARRANTS
The Company has outstanding common stock purchase warrants at December 31, 2010 exercisable for 2.2.million shares of common stock, all of which contain a cashless exercise feature. These warrants have an exercise price of $3.40 per share and expiration date of August 2014.

NOTE F – INCOME TAXES
Provision for Income Taxes
The reconciliation between our provision for income taxes and the amounts computed by multiplying income (loss) before taxes by the U.S. statutory tax rate of 34% is as follows:
	December 31,
	2010	2009	2008
Tax (benefit) at U.S. statutory tax rate	$(4,320)	$(4,541)	$7,398
State tax (benefit), net of federal effect	(56)	(416)	1,518
Research and development tax credits	(45)	(100)	(129)
Wage reported stock-based compensation	-	(587)	-
Change in valuation allowance	4,748	8,453	(1,177)
Other	(315)	(330)	(325)
Provision for income taxes	$11	$2,479	$7,285

Tax expense for 2010 is current state taxes and for 2009 it is deferred taxes. The tax expense for 2008 is comprised of $0.2 million of current state taxes and $7.1 million of deferred taxes.

Deferred Tax Assets and Valuation Allowance
Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $25.1 million federal income tax benefits at December 31, 2010 derived from $73.8 million Federal NOLs at the U.S. statutory tax rate of 34%, available to offset future taxable income, some of which have limitations for use as prescribed under IRC Section 382.  Our NOLs will expire in varying amounts between 2011 and 2030 if not used, and those expirations will cause fluctuations in our valuation allowance. The components of our deferred tax assets are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Estimated future value of NOLs
- Federal	$25,101	$23,114
- State	3,260	3,862
Research and development tax credits	234	194
Deferred program fee revenue	183	611
Stock-based compensation	13,080	10,505
Other, net	30	41
Total deferred taxes	41,888	38,327
Valuation allowance	(41,888)	(38,327)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which may be uncertain.  Valuation allowances are placed on deferred tax assets when uncertainty exist on their near term utilization. Periodic reviews are made by us on the valuation allowances and fluctuations can occur. Those fluctuations may be reflected as income tax expenses or benefits in the period they occur. In 2008 we concluded that it was likely that we would be able to utilize $1.2 million of these deferred tax assets based upon the economics of the King Agreement and we reduced the valuation allowance by that amount. In 2008 $11.9 million of deferred tax assets were used to offset our 2008 federal and state tax liabilities. In 2009, we increased the valuation allowance by $2.5 million for the then available deferred tax assets and placed a valuation allowance against the 2009 operating results. We continue to place a valuation allowance against the current year’s operating results and at December 31, 2010, 100% of the deferred income tax assets are offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and a benefit from income taxes in such period would be recognized.

Uncertainty in Income Taxes
We adopted FASB’s statement regarding accounting for uncertainty in income taxes which defined the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. Our adoption of the standard did not result in establishing a contingent tax liability reserve or a corresponding charge to retained earnings. At each of December 31, 2010, 2009 and 2008, we had no liability for income tax associated with uncertain tax positions. Our practice will be to recognize interest and penalties related to uncertain tax positions in interest expense and other non operating expense, respectively. We file federal and state income tax returns. In the normal course of business the Company is subject to examination by these taxing authorities. With few exceptions, we believe we are no longer subject to U.S. federal income tax examinations for years before 2009 and for state income tax examinations for years before 2007.

NOTE G – EMPLOYEE BENEFIT PLANS
401(k) and Profit-Sharing Plan
We have a 401(k) and Profit-Sharing Plan (the “Plan”) for our employees. Employees may elect to make a basic contribution of up to 15% of their annual earnings. The Plan provides that the Company can make discretionary matching contributions equal to 25% of the first 6% of employee contributions for an aggregate employee contribution of 1.5%, along with a discretionary profit-sharing contribution. We did not contribute matching or profit sharing contributions for the Plan in years 2010, 2009, and 2008.

Stock Option Plans
We maintain various stock option plans. A summary of our stock option plans as of December 31, 2010, 2009, and 2008, and for the years then ended consisted of the following:

	Years Ended December 31,
	2010		2009		2008
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, beginning	3,671	$5.90	2,968	$4.93	1,858	$2.60
Granted	649	3.36	1,312	6.38	1,160	9.58
Exercised	-	-	(525)	1.30	-	-
Forfeited or expired	(77)	10.10	(84)	7.95	(50)	23.69
Outstanding, ending	4,243	$5.40	3,671	$5.90	2,968	$4.93
Options exercisable	3,528	$5.71	2,712	$5.49	2,215	$3.26

The following table summarizes information about nonvested stock options outstanding at December 31, 2010:

	Number of Options Not Exercisable (000)’s	Weighted Average Fair Value
Outstanding at December 31, 2009	959	$6.77
Granted	649	3.17
Vested	(893)	4.37
Forfeited or expired	-	-
Outstanding at December 31, 2010	715	$3.64

We estimate the option’s fair value on the date of grant using the Black - Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities utilized in the Black-Scholes model are based on the historical volatility of our common stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected life of the grants is derived from historical factors.  The assumptions used in the Black Scholes model to determine fair value for the 2010 and 2009 stock option grants were:

	2010	2009
Expected dividend yield	0.0%	0.0%
Risk-free interest rates	3.5% to 3.9%	2.4% to 3.1%
Average expected volatility	119%	124%
Expected term (years)	10	10
Weighted average grant date fair value	$3.18	$6.06

As of December 31, 2010, 2009, and 2008 the aggregate intrinsic value of the option awards vested was $2.4 million, $4.8 million, and $10.5 million, respectively. In addition, the aggregate intrinsic value of option awards exercised during the year ended December 31, 2009 was $1.7 million. The total remaining unrecognized compensation cost related to the unvested option awards at December 31, 2010 was $2.6 million and is expected to be recognized over the next twenty-four month remaining requisite service period. The Company recognized stock-based compensation cost from the option awards of $5.8 million, $8.2 million, and $3.7 million during the years ended December 31, 2010, 2009, and 2008, respectively. Stock-based compensation from option awards in the amount of $1.4 million and $1.7 million and $0.6 million is included in research and development expense in the years ended December 31, 2010, 2009 and 2008, respectively. Stock-based compensation from option awards in the amount of $4.4 million, $6.5 million, and $3.1 million is included in general and administrative expenses in the years ended December 31, 2010, 2009, and 2008, respectively.

          Restricted Stock Unit Award Plan
We have a Restricted Stock Unit Award Plan (“2005 RSU Plan”) for our employees and non-employee directors. Vesting of an RSU entitles the holder to receive a share of common stock of the Company on a distribution date. A summary of the RSU Plan as of December 31, 2010, 2009, and 2008, and for the years then ended consisted of the following:
	Years Ended December 31,
	2010		2009		2008
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, beginning	3,316	3,112	3,000	2,970	2,950	2,950
Granted	-	-	330	-	50	-
Exercised	-	-	-	-	-	-
Vested	-	155	-	142	-	20
Forfeited or expired	-	-	(17)	-	-	-
Outstanding, ending	3,316	3,267	3,316	3,112	3,000	2,970

The stock-based compensation cost to be incurred on the RSUs is the RSU’s fair value, which is the market price of the Company’s common stock on the date of grant, less its exercise cost. The fair value of the RSU grants made in 2009 and 2008 was $2.1 million and $0.4 million, respectively. The weighted average fair value of RSUs outstanding at end of 2010, 2009 and 2008 was $3.75, $3.75 and $3.49 per award, respectively. The total remaining unrecognized compensation cost related to the unvested RSU awards amounted to $0.3 million at December 31, 2010. The Company recognized compensation cost from the RSU awards of $1.0 million, $1.0 million, and $0.2 million, during the years ended December 31, 2010, 2009, and 2008, respectively.  Stock-based compensation from RSU awards in the amount of $0.3 million and $0.2 million is included in research and development expense in the years ended December 31, 2010 and 2009, respectively and no stock-based compensation in 2008. Stock-based compensation from RSU awards in the amount of $0.7 million, $0.8 million, and $0.2 million is included in general and administrative expense in the years ended December 31, 2010, 2009, and 2008, respectively. No related tax benefits were recorded in calendar year 2010, 2009, or 2008.

The 2005 RSU Plan provides that upon a change in control of the Company or upon termination of an employee’s employment with the Company without cause, vesting will accelerate and the RSUs will fully vest. Absent a change of control, one-fourth of vested shares of common stock underlying an RSU award will be distributed (after payment of $0.01 par value per share) on January 1 of each of 2011, 2012, 2013 and 2014. If a change in control occurs, the vested shares underlying the RSU award will be distributed at or about the time of the change in control.  On January 1, 2011, 0.54 million vested shares were distributed to our employees and 0.29 million shares were withheld by the Company upon our employees’ election to exchange RSUs in satisfaction of $1.0 million withholding tax obligations.

NOTE H – COMMITMENTS AND CONTINGENCIES
Securities and Class Action Litigation
A lawsuit captioned Bang v. Acura Pharmaceuticals, et al, was filed on September 10, 2010 in the United States District Court for the Northern District of Illinois, Eastern Division (Case 1:10-cv-05757) against us and certain of our current and former officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between February 21, 2006 and April 22, 2010. The complaint alleges that certain Company officers made false or misleading statements, or failed to disclose material facts in order to make statements not misleading, relating to our Acurox® with Niacin Tablet product candidate, resulting in violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act.  The complaint further alleges that such false or misleading statements or omissions had the effect of artificially inflating the price of our common stock.  We believe that the allegations in the complaint are without merit and intend to vigorously defend the litigation

On October 25, 2010, Kiley Hill, a purported stockholder of the Company filed a shareholder derivative action in the Circuit Court of Cook County, Illinois, Chancery Division captioned Hill v. Acura Pharmaceuticals et al. (Case No. 2010-CH-46380), against our directors and certain of our executive officers, generally relating to the same events that are the subject of the class action litigation described above. The complaint purports to be brought on our behalf and names us as a nominal defendant. The complaint seeks unspecified damages from the individual defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, contribution and indemnification, waste of corporate assets and unjust enrichment for actions occurring from at least February 21, 2006 through April 22, 2010.  Substantively similar complaints captioned Hagan v. Acura Pharmaceuticals et al. (Case No. 2010-CH-46621) and Newell v. Reddick et al (Case No. 2010-CH-46873) were filed in the Circuit Court of Cook County, Illinois, Chancery Division, by other purported stockholders of the Company on October 27, 2010 and October 28, 2010, respectively. We have agreed to a temporary stay of these derivative actions

Reglan®/Metoclopramide Litigation
Halsey Drug Company, as predecessor to the Company, has been named along with numerous other companies as a defendant in cases filed in three separate state coordinated litigations pending in Pennsylvania,  New Jersey and California, respectively captioned In re: Reglan® /Metoclopramide Mass Tort Litigation, Philadelphia County Court of Common Pleas, January Term, 2010, No. 01997; In re: Reglan® Litigation, Superior Court of New Jersey, Law Division, Atlantic County, Case No. 289, Master Docket No. ATL-L-3865-10; and Reglan®/Metoclopramide Cases, Superior Court of California, San Francisco County, Judicial Council Coordination Proceeding No. 4631, Superior Court No.: CJC-10-004631. In this product liability litigation against numerous pharmaceutical product manufacturers and distributors, including the Company, plaintiffs claim injuries from their use of the Reglan® brand of metoclopramide and generic metoclopramide.  In the Pennsylvania state court mass tort proceeding, over 50 lawsuits have been filed against the Company and Halsey Drug Company alleging that Plaintiffs developed neurological disorders as a result of their use of the Reglan® brand and/or generic metoclopramide.  Plaintiffs have not yet served any individual lawsuits upon the Company in the New Jersey and California actions.  In the lawsuits filed to date, Plaintiffs have not confirmed they ingested any of the generic metoclopramide manufactured by the Company.  The Company discontinued manufacture and distribution of generic metoclopramide more than 15 years ago.  The Company believes these claims are without merit and will vigorously defend these actions.

Employment Agreements
Each of Andrew D. Reddick, Robert B. Jones and Peter A. Clemens are parties to employment agreements containing similar terms expiring December 31, 2011, which provide annual salaries of $377,000, $300,000 and $211,500, respectively, plus the payment of annual bonuses, in the discretion of the Company’s Compensation Committee or Board of Directors, based on the achievement of targets, conditions, or parameters as set by the Compensation Committee or the Board of Directors.

Statutory Minimum Withholding Tax Obligations
Under our stock option plans and our 2005 RSU plan, our employees may elect to have shares withheld upon exercise of options and upon the exchange of RSUs in satisfaction of the statutory minimum withholding tax obligations of such employees relating to such option exercises or RSU exchanges. On January 1, 2011, certain of our employees elected to have 0.29 million of their common shares withheld by the Company upon the exchange of RSUs in satisfaction of their $1.0 million withholding tax obligations.

Financial Advisor Agreement
In connection with our August 2007 Unit Offering, we are obligated to pay a fee to our then financial advisor upon each exercise of the warrants issued in the Unit Offering, in proportion to the number of warrants exercised. The amount of the fee assuming 100% exercise of the remaining 1.2 million warrants is $0.25 million. We have not reflected this obligation as a liability in our consolidated financial statements as the payment is contingent upon the timing and exercise of the warrants by each of the warrant holders.  Such fee, if any, will be paid to the financial advisor and be offset against the equity proceeds as the warrants are exercised.

NOTE I – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Month Period Ended
Calendar Year 2010	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Total revenue (i)	$2,040	$620	$292	$359
Loss from operations	(4,035)	(3,186)	(2,566)	(2,937)
Net loss (ii)	(4,035)	(3,192)	(2,553)	(2,927)
Loss per common share - basic and diluted	$(0.09)	$(0.07)	$(0.05)	$(0.06)

Calendar Year 2009	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Total revenue (i)	$1,380	$897	$808	$750
Loss from operations	(2,197)	(3,256)	(3,970)	(4,077)
Net loss (ii)	(1,277)	(6,520)	(3,954)	(4,084)
Loss per common share - basic and diluted	$(0.03)	$(0.14)	$(0.09)	$(0.09)

(i) See Note A(7) for revenue recognition.
(ii) We recorded a valuation adjustment on our deferred income tax assets and recorded income tax expense of $2.5 million in quarter ended June 30, 2009.

ACURA PHARMACEUTICALS, INC.
EXHIBIT INDEX

The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 25, 2009).

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

10.8	Registrant’s 1995 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 33-98396).

10.9	Registrant’s 1998 Stock Option Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed on May 12, 2009).

Exhibit Number	Exhibit Description

10.10	Registrant’s 2005 Restricted Stock Unit Award Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on April 2, 2008).

10.11	Registrant’s 2008 Stock Option Plan, as amended on June 25, 2009 (incorporated by reference to Appendix B to our Proxy Statement filed on May 12, 2009).

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

10.28	Fifth Amendment to Executive Employment Agreement executed July 9, 2008 between Registrant and Clemens (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on July 10, 2008).

10.29	Employment Agreement dated as of March 18, 2008 between the Registrant and Robert B. Jones (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 24, 2008).

10.30
Consulting Agreement dated as of December 10, 2009 between Registrant and Garth Boehm (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 2, 2010).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Form 8-K filed on December 10, 2007).

21	Subsidiaries of the Registrant (incorporated by reference to the Form 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007).

*23.1	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed or furnished herewith.