Form 10-Q
period 2012-06-30
ACURA PHARMACEUTICALS, INC
filed 2012-07-30
CIK 786947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20649

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

or

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

As of July 27, 2012 the registrant had 45,863,422 shares of common stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX

		Page No.
PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	June 30, 2012 (unaudited) and December 31, 2011 (audited)	1

	Consolidated Statements of Operations
	Six and three months ended June 30, 2012 and June 30, 2011 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity
	Six months ended June 30, 2012 (unaudited)	3

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2012 and June 30, 2011 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits	19

Signatures		19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$31,159	$35,685
Income taxes refundable	153	153
Prepaid insurance	389	218
Prepaid expenses and other current assets	45	73
Total current assets	31,746	36,129
Property, plant and equipment, net	1,090	1,044
Total assets	$32,836	$37,173
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$70	$53
Accrued expenses	824	477
Total current liabilities	$894	$530
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock - $.01 par value; 100,000 shares authorized; 45,864 and 45,320 shares issued and outstanding at June 30, 2012 and December 31, 2011	458	453
Additional paid-in capital	361,539	361,733
Accumulated deficit	(330,055)	(325,543)
Total stockholders’ equity	31,942	36,643
Total liabilities and stockholders’ equity	$32,836	$37,173

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Revenues
Program fee revenue	$0	$466	$0	$233
Milestone revenue	0	20,000	0	20,000
Total revenues	0	20,466	0	20,233
Operating expenses
Research and development	1,822	2,283	919	1,142
Marketing, general and administrative	2,711	3,655	1,270	1,729
Total operating expenses	4,533	5,938	2,189	2,871
Income (loss) from operations	(4,533)	14,528	(2,189)	17,362
Other income (expense), net	21	(15)	10	5
Income (loss) before income tax	(4,512)	14,513	(2,179)	17,367
Income tax expense	0	341	0	338
Net income (loss)	$(4,512)	$14,172	$(2,179)	$17,029

Income (loss) per share
Basic	$(0.10)	$0.30	$(0.05)	$0.36
Diluted	$(0.10)	$0.30	$(0.05)	$0.35
Weighted average shares
Basic	47,519	47,183	47,521	47,364
Diluted	47,519	47,547	47,521	48,009

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

(in thousands, except par value)

	Common Stock $0.01 Par Value - Shares	Common Stock $0.01 Par Value - Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2011	45,320	$453	$361,733	$(325,543)	$36,643

Net loss	0	0	0	(4,512)	(4,512)

Share-based compensation	0	0	848	0	848

Net distribution of common stock pursuant to restricted stock unit award plan	827	8	(7)	0	1

Common shares withheld for withholding taxes on distribution of restricted stock units	(296)	(3)	(1,031)	0	(1,034)

Net issuance of common stock pursuant to cashless exercise of stock options	10	0	0	0	0

Common shares withheld for withholding taxes on cashless exercise of stock options	(3)	0	(12)	0	(12)

Issuance of common stock for exercise of stock options	6	0	8	0	8

Balance at June 30, 2012	45,864	$458	$361,539	$(330,055)	$31,942

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

UNAUDITED

(in thousands)

	2012	2011
Cash flows used in operatin-g activities:
Net (loss) income	$(4,512)	$14,172
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	64	69
Non-cash share-based compensation expense	848	1,883
Loss on disposal of property and equipment	0	3
Changes in operating assets and liabilities:
Collaboration revenue receivable	0	126
Prepaid expenses and other current assets	(143)	(291)
Accounts payable	17	0
Accrued expenses	347	268
Income taxes payable	0	278
Deferred program fee revenue	0	(466)
Net cash (used in) provided operating activities	(3,379)	16,042
Cash flows used in investing activities – purchase of property and equipment	(110)	(53)
Cash flows used in financing activities:
Exercise of stock options	8	217
Distribution of restricted stock units	1	5
Net proceeds from warrant exercise	0	1,076
Statutory minimum withholding taxes paid on the distribution of common stock pursuant to restricted stock unit plan and exercise of stock options	(1,046)	(1,830)
Net cash used in finance activities	(1,037)	(532)
Net decrease in cash and cash equivalents	(4,526)	15,457
Cash and cash equivalents at beginning of period	35,685	24,045
Cash and cash equivalents at end of period	$31,159	$39,502

Supplemental cash flow information
Cash paid for:
Interest	$0	$26
Income taxes	$0	$51

Supplemental Disclosure of Noncash Financing Activities (in thousands)

For the Six Months Ended June 30, 2012

1.	829 shares of common stock were eligible for distribution pursuant to our RSU Plan utilizing various cashless exercise features of the plan and after withholding 2 shares for $7 in exercise costs and withholding 296 shares for $1,034 in statutory minimum payroll taxes, a net 531 shares of common stock were issued.
2.	Options to purchase 17 shares of common stock were exercised utilizing various cashless exercise features of our plan and after withholding 7 shares for $22 in exercise costs and withholding 3 shares for $12 in statutory minimum payroll taxes, 7 shares of common stock were issued.

For the Six Months Ended June 30, 2011

1.	829 shares of common stock were eligible for distribution pursuant to our RSU Plan utilizing various cashless exercise features of the plan and after withholding 1 shares for $3 in exercise costs and withholding 288 shares for $953 in statutory minimum payroll taxes, a net 540 shares of common stock were issued.
2.	Options to purchase 923 shares of common stock were exercised utilizing various cashless exercise features of our plan and after withholding 320 shares for $1,230 in exercise costs and withholding 226 shares for $ 877 in statutory minimum payroll taxes, 377 shares of common stock were issued.

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 1 BASIS OF PRESENTATION

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “We”, or “Our”) is a specialty pharmaceutical company engaged in research, development and commercialization of products intended to address medication abuse and misuse, utilizing its proprietary Aversion® and Impede™ Technologies.

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of results expected for the full year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2011 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The 2011 year-end consolidated balance sheet presented in this Report was derived from the Company’s 2011 year-end audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 RESEARCH AND DEVELOPMENT

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities.  Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments, clinical trial studies or other contracted development services. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred.  We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study or service starting date. We review and accrue CRO activity expenses based on services performed and rely on estimates of those costs applicable to the stage of completion as provided by the CRO.  Accrued CRO activity expenses are subject to revisions as such services progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. At June 30, 2012 and December 31, 2011 we had accrued $41 thousand and $28 thousand of CRO activity expenses, respectively.

NOTE 3 REVENUE RECOGNITION AND DEFERRED PROGRAM FEE REVENUE

We recognize revenue when there is persuasive evidence that an agreement exists, performance specified in the agreement has occurred, the price is fixed and determinable, and collection is reasonably assured. In connection with our License, Development, and Commercialization Agreement dated October 30, 2007 (the “Pfizer Agreement”) with King Pharmaceuticals Research and Development, Inc. (“King”), a subsidiary of Pfizer, Inc. (“Pfizer”), we recognize program fee revenue and milestone revenue. On July 27, 2012 Pfizer provided us with notice of the exercise of its right to terminate the license to three development-stage products using our Aversion® Technology and return such products to us.

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

Milestone revenue is contingent upon the achievement of certain pre-defined events in the Pfizer Agreement. Milestone payments received under the Pfizer Agreement are recognized as revenue upon achievement of the “at risk” milestone events. Milestone payments are triggered either by the results of our R&D efforts or by events external to us, such as regulatory approval to market a product. As such, the milestones were substantially at risk at the inception of the Pfizer Agreement and the amounts of the revenue correspond to the milestone payments set forth in the Pfizer Agreement. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone. Milestone revenue is non-refundable and non-creditable upon payment. With the July 27, 2012 termination by Pfizer, the Company anticipates no further receipt of milestones under the Agreement.

NOTE 4 INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both June 30, 2012 and December 31, 2011, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 5 ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	Jun 30,	Dec 31,
	2012	2011
	(in thousands)
Payroll, payroll taxes, bonus and benefits	$392	$104
Professional services	171	191
Franchise taxes	126	60
Property taxes	21	21
Clinical and regulatory services	81	59
Other fees and services	33	42
Total	$824	$477

NOTE 6 SHARE-BASED COMPENSATION

The Company has share-based compensation plans including stock options and restricted stock units (“RSUs”) for its employees and directors. The Company accounts for compensation cost related to share-based payments based on fair value of the stock options and RSUs when awarded to an employee or director. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the relevant accounting periods in the Company’s consolidated financial statement. The Company uses the straight line amortization method for calculating share-based compensation expense. The Company determines the estimated fair value of share-based stock option awards using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected volatility of the market price of the Company’s common stock as determined by reviewing its historical public market closing prices, risk-free interest rate and expected dividend yields. The Company does not consider implied volatility because of a lack of an established market in option trading in our stock. The risk – free interest rate assumption is based on observed interest rates appropriate for the estimated term of the employee stock options. The dividend yield assumption is based on the Company’s history and current expectation of dividend payouts on common stock. The expected term of the award represents the period that the employees and directors are expected to hold the award before exercise and issuance using historical exercise activity. The Company’s accounting for share-based compensation for RSUs is also based on the fair-value method. The fair value of the RSUs is based on the closing market price of the Company’s common stock on the date of the RSU award.

Our non-cash share-based compensation expense is comprised of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Research and development
Stock options	$182	$355	$91	$110
RSUs	-	75	-	17
	182	430	91	127
General and administrative
Stock options	666	1,225	333	400
RSUs	-	228	-	57
	666	1,453	333	457
Total	$848	$1,883	$424	$584

Stock Option Award Plans

At June 30, 2012, the Company has stock options issued and outstanding under three stock option plans. The Company’s 1995 and 1998 Stock Option Plans have expired but stock options awarded under such plans remain outstanding under the terms of those plans. The Company’s 2008 Stock Option Plan remains in effect. To date, approximately 50% of the vested non-incentive stock options (“NonISO”) under the 1998 and 2008 stock option plans have been exercised. Absent a change in control, the balance of NonISOs may be exercised in equal amounts during each of calendar years 2013 and 2014.

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

During the six months ended June 30, 2012, 23 thousand NonISOs were exercised by our employees. Our employees’ elections to have 10 thousand shares withheld in satisfaction of $34 thousand for both exercise costs and withholding tax obligations resulted in the net issuance of 13 thousand shares. During the six months ended June 30, 2011, 1.1 million NonISOs were exercised by our employees. Our employees’ elections to have 0.60 million shares withheld in satisfaction of $2.1 million for both exercise costs and withholding tax obligations resulted in the net issuance of 0.50 million shares.

As of June 30, 2012 the Company had $1.5 million of unrecognized share-based compensation expense from stock option grants, which will be recognized in our consolidated financial statements over their remaining vesting periods over the next 1.5 years. Under the stock option plans, if a change in control occurs, an acceleration of unvested shares will occur and any remaining unrecognized share-based compensation expense will be recognized in our consolidated financial statements.

Our stock option award activity during the six months ended June 30, 2012 and 2011 is as follows:

	Six Months Ended June 30,
	2012		2011
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, beginning	3,556	$6.41	4,243	$5.40
Granted	105	3.48	90	3.46
Exercised	(23)	1.30	(1,091)	1.33
Forfeited or expired	(703)	8.44	(69)	3.38
Outstanding, ending	2,935	$5.86	3,173	$6.78
Options exercisable	2,507	$6.26	2,805	$7.31

Assumptions used in the Black-Scholes model to determine fair value for the stock option awards granted during the six months ended June 30, 2012 and 2011 were:

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

On each of January 1, 2012 and 2011, 0.83 million RSUs were distributed to our employees and directors. Our employees’ elections to withhold 0.30 million shares in satisfaction of $1.0 million withholding tax obligations resulted in the net issuance of 0.53 million shares in January 2012. Our employees’ elections to withhold 0.29 million shares in satisfaction of $1.0 million withholding tax obligations resulted in the net issuance of 0.54 million shares in January 2011.

A summary of the RSU Plan as of June 30, 2012 and 2011 and for the six months then ended consisted of the following:

	Six Months Ended June 30,
	2012		2011
	(in thousands)
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, beginning	2,487	2,487	3,316	3,267
Granted	0	0	0	0
Distributed	(829)	(829)	(829)	(829)
Vested	0	0	0	49
Forfeited or expired	0	0	0	0
Outstanding, ending	1,658	1,658	2,487	2,487

NOTE 7	COMMON STOCK WARRANTS

The Company has outstanding common stock purchase warrants at June 30, 2012 exercisable for 1.9 million shares of common stock having an exercise price of $3.40 per share and expiration date of August 2014. These warrants contain a cashless exercise feature.

NOTE 8	EARNINGS (LOSS) PER SHARE

Computation of basic earnings (loss) per share of common stock is based on the sum of the weighted average number of outstanding common shares and vested RSUs during the period. Computation of diluted earnings (loss) per share is based on the sum of the common shares and vested RSUs used in the basic earnings (loss) computation, adjusted for the effect of other potentially dilutive securities. Excluded from the diluted earnings (loss) per share computation at June 30, 2012 and 2011 are 4.8 million and 2.5 million, respectively, of potentially dilutive securities, as the effect of including these securities would be antidilutive.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Basic income (loss) per share computation
Numerator:
Net income (loss)	$(4,512)	$14,172	$(2,179)	$17,029
Denominator:
Common shares (weighted)	45,861	44,710	45,863	44,880
Vested RSUs (weighted)	1,658	2,473	1,658	2,484
Weighted average number of shares outstanding	47,519	47,183	47,521	47,364

Basic income (loss) per common share	$(0.10)	$0.30	$(0.05)	$0.36

Diluted income per share computation
Numerator:
Net income (loss)	$(4,512)	$14,172	$(2,179)	$17,029
Denominator:
Common shares (weighted)	45,861	44,710	45,863	44,880
Vested RSUs (weighted)	1,658	2,473	1,658	2,484
Common stock options	0	173	0	240
Common stock warrants	0	191	0	405
Weighted average number of shares outstanding	47,519	47,547	47,521	48,009

Diluted income (loss) per common share	$(0.10)	$0.30	$(0.05)	$0.35

Excluded potentially dilutive securities:
Common shares issuable (1):
Common stock options (vested and nonvested)	2,935	2,477	2,935	2,477
Common stock warrants	1,856	0	1,856	0
Total excluded dilutive common stock equivalents	4,791	2,477	4,791	2,477

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

In New Jersey, Generic Defendants, including Acura, have filed dispositive motions based on the Mensing decision. In June 2012, the New Jersey trial court dismissed Acura with prejudice.

In Philadelphia, and California, Generic Defendants, including Acura, have filed dispositive motions based on the Mensing decision. On November 18, 2011, the Philadelphia trial court denied Generic Defendants’ dispositive motion. In December 2011, the Generic Defendants appealed this ruling, which the trial court refused to modify on reconsideration. Nonetheless, the trial court has approved certification of the federal preemption issues based on the Mensing decision for immediate appeal to the Pennsylvania Superior Court. In addition, on April 17, 2012, the California trial court also denied Generic Defendants’ dispositive motions and this ruling has been appealed. Decisions on these appeals should be issued later this year or in 2013, which could result in dismissal of all of the Philadelphia and California cases against Generic Defendants, although there can be no assurance in this regard. As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to this matter as of June 30, 2012. Legal fees related to this matter are currently covered by our insurance carrier.

Statutory Minimum Withholding Tax Obligations

Under the terms of our stock option plans and our 2005 RSU plan, our employees may elect to have shares withheld upon their option exercises and their RSU exchanges whereby requiring the Company to satisfy their statutory minimum withholding tax obligations from these transactions. During each of the six months ended June 30, 2012 and 2011, approximately 0.3 million shares were withheld from these transactions in satisfaction of $1.0 million of withholding tax obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included elsewhere in this Report. Historical operating results are not necessarily indicative of results in future periods.

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to, our and our licensee’s ability to successfully launch and commercialize our products and technologies including Oxecta® Tablets and Nexafed® Tablets, the price discounting that may be offered by Pfizer for Oxecta®, the ability of us or our licensee’s to obtain necessary regulatory approvals and commercialize products utilizing our technologies and the market acceptance of and competitive environment for any of our products, expectations regarding potential market share for our products and the timing of first sales, our ability to enter into additional license agreements for our other product candidates, the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties, and the ability of our patents to protect our products from generic competition, and the ability to fulfill the U.S. Food and Drug Administration’s, or FDA, requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development to meet over-the-counter, or OTC, Monograph standards as applicable, the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates, changes in regulatory requirements, adverse safety findings relating to our product candidates, whether the FDA will agree with our analysis of our clinical and laboratory studies and how it may evaluate the results of these studies or whether further studies of our product candidates will be required to support FDA approval, whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and will be able to promote the features of our abuse discouraging technologies, whether our product candidates will ultimately deter abuse in commercial settings and whether our Impede™ technology will disrupt the processing of pseudoephedrine into methamphetamine. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in our 2011 Annual Report on Form 10-K and first quarter 2012 Form 10-Q filed with the Securities and Exchange Commission.

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

On July 27, 2012 we announced that Pfizer had provided us with notice of the exercise of its right to terminate the license to the three development-stage products above using our Aversion® Technology and return such products to us. See the discussion below under the caption “Pfizer License, Development and Commercialization Agreement” for further information relating to Pfizer’s termination and return of such development-stage products.

We are also developing Nexafed®, an OTC immediate-release pseudoephedrine HCl tablet, utilizing our proprietary Impede Technology. Pseudoephedrine HCl, or PSE, is a widely-used nasal decongestant available in many non-prescription and prescription cold, sinus and allergy products, including Johnson & Johnson’s Sudafed® product. Our Impede Technology is a proprietary mixture of inactive ingredients designed to impede the extraction of pseudoephedrine from tablets for producing methamphetamine or disrupt the direct conversion of PSE in tablets into methamphetamine.

Oxecta®

Oxecta is a Schedule II narcotic indicated for the management of acute and chronic moderate to severe pain where the use of an opioid analgesic is appropriate. The safety and efficacy of Oxecta 5 mg and 7.5 mg tablets was established by demonstrating bioequivalence to commercially available oxycodone immediate-release tablets in the fasted state. Oxecta differs from oxycodone tablets when taken with a high fat meal though these differences are not considered clinically relevant, and Oxecta can be taken without regard to food. The FDA-approved label for Oxecta describes elements unique to our Aversion Technology, which differs from current commercially available oxycodone immediate-release tablets. The label for Oxecta includes the results from a clinical study that evaluated the effects of nasally snorting crushed Oxecta and commercially available oxycodone tablets, and limitations on exposing Oxecta tablets to water and other solvents and administration through feeding tubes. The clinical study evaluated 40 non-dependent recreational opioid users, who self-administered the equivalent of 15mg of oxycodone. After accounting for a first sequence effect, the study demonstrated:

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

Pfizer License, Development and Commercialization Agreement

In October 2007, we entered into a License, Development and Commercialization Agreement, or the Pfizer Agreement, with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer, covering the United States, Canada and Mexico. Under the Pfizer Agreement, Pfizer will manufacture and commercialize Oxecta in the United States. The Pfizer Agreement also provides for Pfizer to develop and commercialize three additional opioid analgesic products utilizing our proprietary Aversion Technology, including hydrocodone / acetaminophen, oxycodone/acetaminophen and an undisclosed opioid analgesic tablet product (the “Development-Stage Products”). As of June 30, 2012, we had received an aggregate of $78.5 million in payments from Pfizer in the form of a $30.0 million upfront cash payment, milestone payments, option fees and reimbursement for research and development expenses, including a $20.0 million milestone fee relating to the receipt of FDA approval of the New Drug Application, or NDA, for Oxecta. In addition, commencing in February 2013 we are eligible to receive tiered royalties of 5%-25% on the annual net sales of Oxecta.

On July 27, 2012 we announced that Pfizer had provided us with notice of the exercise of its right to terminate the license to the Development-Stage Products and return such products to us. The termination will be effective in 12 months under the terms of the Pfizer Agreement. Oxceta is not subject to Pfizer’s termination notice and Pfizer will retain all rights and obligations relating to Oxecta under the Pfizer Agreement.

The hydrocodone/acetaminophen product included in the Development-Stage Products being returned to us by Pfizer is the most advanced in development, with Pfizer having completed in February 2012 an open label, single dose, randomized, two period, two-way crossover study comparing such product to its reference listed drug. Such study demonstrated that the hydrocodone/acetaminophen product utilizing our Aversion Technology was bioequivalent to its reference listed drug. Such product was also the subject of a pre-IND meeting held with the FDA in May 2012 in which the FDA agreed to a development program for this product generally consistent with that used for Oxecta. As such, we are not aware of any logistical barriers to executing the development of the Development-Stage Products, although pharmaceutical development carries substantial inherent risk.

We will evaluate our strategy for the Development-Stage Products over the coming months, including possible partnering with alternative strategic partners, and will work with Pfizer to exercise our rights under the Pfizer Agreement for the transition of these products back to us.

Nexafed®

Our Nexafed product is an immediate-release pseudoephedrine HCl tablet which utilizes our patent pending Impede Technology. In addition to being a widely-used nasal decongestant available in many non-prescription and prescription cold, sinus and allergy products, PSE is also the starting material in the illicit manufacture of methamphetamine. Our Impede Technology, a proprietary mixture of inactive ingredients, is designed to impede the extraction of PSE from tablets for producing methamphetamine or disrupting the direct conversion of PSE in tablets into methamphetamine. We are developing Nexafed 30 mg tablets and have demonstrated that an initial formulation of our product is bioequivalent to Johnson & Johnson’s Sudafed® 30 mg Tablets and a 30 mg generic store brand. Laboratory tests, sponsored by us at an independent laboratory and confirmed by a law enforcement agency, demonstrated our Impede Technology prevents the extraction of PSE from tablets for conversion into methamphetamine using what we believe are the two most common extraction methods. A third, newer method of methamphetamine production, or “one-pot” method, involves the direct conversion of PSE from tablets into methamphetamine without first extracting and purifying the PSE. Laboratory tests conducted on our behalf by an independent CRO using the “one-pot” method demonstrated that our Impede Technology disrupted the direct conversion of PSE from the tablets into methamphetamine. The study compared the amount of pure methamphetamine hydrochloride produced from Nexafed and Sudafed® tablets. Using one hundred 30 mg tablets of both products, multiple one-pot tests and a variety of commonly used solvents, the study demonstrated an average of 38% of the maximum 2.7 grams of pure methamphetamine hydrochloride was recovered from Nexafed. Comparatively, approximately twice as much pure methamphetamine hydrochloride was recovered from Sudafed® tablets. Both products yielded a substantial amount of additional solids such that the purity of the total powder provided contained approximately 65% methamphetamine hydrochloride.

We have completed scale-up of our manufacturing process to approximately 700,000 tablets per batch which required a change to our formulation to improve manufacturability. Due to this change, we intend to run another bioequivalence study. We have already confirmed that this formulation change has not impacted our methamphetamine conversion properties. We expect to commence manufacturing process validation and make Nexafed commercially available to pharmacies later this year.

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

Company’s Present Financial Condition

At July 27, 2012, we had cash and cash equivalents of approximately $30.5 million. We estimate that our current cash reserves will be sufficient to fund operations through at least the next 12 months.

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

Results of Operations for the Six Months Ended June 30, 2012 and 2011

	June 30,		Increase (Decrease)
	2012	2011	Dollars	%
Revenues
Program fee revenue	$0	$466	$(466)	(100)%
Milestone revenue	0	20,000	(20,000)	(100)
Total revenues	0	20,466	(20,466)	(100)
Operating expenses
Research and development	1,822	2,283	(461)	(20)
Marketing, general and administrative	2,711	3,655	(944)	(26)
Total operating expenses	4,533	5,938	(1,405)	(24)
Income (loss) from operations	(4,533)	14,528	(19,061)	(131)
Other income (expense), net	21	(15)	36	(240)
Income (loss) before income tax	(4,512)	14,513	(19,025)	(131)
Income tax expense	0	341	(341)	(100)
Net income (loss)	$(4,512)	$14,172	$(18,684)	(132)%

Revenues

Pfizer paid us a $30.0 million upfront fee in connection with the closing of the Pfizer Agreement in December 2007. We assigned an equal portion of Pfizer’s $30.0 million upfront payment to each of three product candidates identified in the Pfizer Agreement and recognized the upfront payment as program fee revenue ratably over the development period for each identified product candidate, all which was completed in June 2011.  On June 17, 2011 the Oxecta NDA was approved and we recognized $20.0 million milestone revenue.

Operating Expenses

R&D expense during the six months ended June 30, 2012 and 2011 were for product candidates utilizing our Aversion® and Impede™ Technologies, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2012 and 2011 results are non-cash share-based compensation expenses of $0.2 million and $0.4 million, respectively. Excluding the share-based compensation expense, our development expenses decreased approximately $0.2 million between reporting periods.

Marketing expenses during the six months ended June 30, 2012 and 2011 primarily consisted of market research studies on our Aversion and Impede™ Technologies. Our G&A expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in the 2012 and 2011 results are non-cash share-based compensation expenses of $0.7 million and $1.5 million, respectively. Excluding the share-based compensation expense and the $0.2 million U.S. government research grants under the Qualifying Therapeutic Discovery Project Program received by us during 2011, our marketing, general and administrative expenses decreased approximately $0.4 million, primarily for professional services and payroll, between reporting periods.

Other Income (Expense)

During the six months ended June 30, 2012 and 2011, other income consisted principally of interest income derived from our cash reserves being invested in accordance with a Board of Director approved investment policy.

Net Income (Loss)

The net loss for the six months ended June 30, 2012 includes no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

	June 30,		Increase (Decrease)
	2012	2011	Dollars	%
Revenues
Program fee revenue	$0	$233	$(233)	(100)%
Milestone revenue	0	20,000	(20,000)	(100)
Total revenues	0	20,233	(20,233)	(100)
Operating expenses
Research and development	919	1,142	(223)	(20)
Marketing, general and administrative	1,270	1,729	(459)	(27)
Total operating expenses	2,189	2,871	(682)	(24)
Income (loss) from operations	(2,189)	17,362	(19,551)	(113)
Other income (expense), net	10	5	5	100
Income (loss) before income tax	(2,179)	17,367	(19,546)	(113)
Income tax expense	0	338	(338)	(100)
Net income (loss)	$(2,179)	$17,029	$(19,208)	(113)%

Revenues

Pfizer paid us a $30.0 million upfront fee in connection with the closing of the Pfizer Agreement in December 2007. We assigned an equal portion of Pfizer’s $30.0 million upfront payment to each of three product candidates identified in the Pfizer Agreement and recognized the upfront payment as program fee revenue ratably over the development period for each identified product candidate, all which was completed in June 2011.  On June 17, 2011 the Oxecta NDA was approved and we recognized $20.0 million milestone revenue

Operating Expenses

R&D expense during the three months ended June 30, 2012 and 2011 were for product candidates utilizing our Aversion and Impede™ Technologies, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of the 2012 and 2011 results are non-cash share-based compensation expenses of $0.1 million. Excluding the share-based compensation expense, our development expenses decreased approximately $0.2 million between reporting periods.

Marketing expenses during the three months ended June 30, 2012 and 2011 primarily consisted of market research studies on our Aversion and Impede™ Technologies. Our G&A expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in the 2012 and 2011 results are non-cash share-based compensation expenses of $0.3 million and $0.5 million, respectively. Excluding the share-based compensation expense our marketing, general and administrative expenses decreased approximately $0.3 million, primarily for professional services and payroll, between reporting periods.

Other Income (Expense)

During the three months ended June 30, 2012 and 2011, other income consisted principally of interest income derived from our cash reserves being invested in accordance with a Board of Director approved investment policy.

Net Income (Loss)

The net loss for the three months ended June 30, 2012 includes no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Liquidity and Capital Resources

At June 30, 2012, the Company had unrestricted cash and cash equivalents of $31.2 million compared to $35.7 million at December 31, 2011. The Company had working capital of $30.9 million at June 30, 2012 compared to $35.6 million at December 31, 2011. The decrease in our cash position is primarily due to the period’s net loss and the payment of employees’ withholding taxes approximating $1.0 million associated with their option exercises and RSU exchanges during such period, adjusted for the non-cash share-based compensation expenses.

At July 27, 2012, the Company had cash and cash equivalents of approximately $30.5 million. We estimate that our current cash reserves will be sufficient to fund operations through at least the next 12 months.

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

(b)  Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 9, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Item 6. Exhibits

The exhibits required by this Item are listed below.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

* To Be Filed By Amendment

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2012	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

