Form 10-Q/A
period 2012-06-30
ACURA PHARMACEUTICALS, INC
filed 2012-08-09
CIK 786947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20649

Form 10-Q/A

(Amendment No. 1)

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

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 as filed with the Securities and Exchange Commission on July 30, 2012 is to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T within the 30 day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T.

No changes have been made to the Quarterly Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as amended.

1

Item 6. Exhibits

The exhibits required by this Item are listed below and have been previously filed except where indicated.

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

* Furnished (Not Filed) Herewith

2

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2012	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

3