Form 10-Q
period 2012-09-30
ACURA PHARMACEUTICALS, INC
filed 2012-11-06
CIK 786947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20649

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

or

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

As of October 28, 2012 the registrant had 45,864,422 shares of common stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$29,320	$35,685
Income taxes refundable	157	153
Prepaid insurance	328	218
Prepaid expenses and other current assets	33	73
Total current assets	29,838	36,129
Property, plant and equipment, net	1,076	1,044
Total assets	$30,914	$37,173
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$228	$53
Accrued expenses	459	477
Total current liabilities	$687	$530
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock - $.01 par value; 100,000 shares authorized; 45,864 and 45,320 shares issued and outstanding at September 30, 2012 and December 31, 2011	458	453
Additional paid-in capital	361,964	361,733
Accumulated deficit	(332,195)	(325,543)
Total stockholders’ equity	30,227	36,643
Total liabilities and stockholders’ equity	$30,914	$37,173

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Revenues
Program fee revenue	$0	$466	$0	$0
Milestone revenue	0	20,000	0	0
Total revenues	0	20,466	0	0
Operating expenses
Research and development	2,518	3,245	696	962
Marketing, general and administrative	4,164	4,840	1,453	1,185
Total operating expenses	6,682	8,085	2,149	2,147
Income (loss) from operations	(6,682)	12,381	(2,149)	(2,147)
Other income (expense), net	30	(9)	9	6
Income (loss) before income tax	(6,652)	12,372	(2,140)	(2,141)
Income tax expense	0	341	0	0
Net income (loss)	$(6,652)	$12,031	$(2,140)	$(2,141)

Income (loss) per share
Basic	$(0.14)	$0.25	$(0.04)	$(0.05)
Diluted	$(0.14)	$0.25	$(0.04)	$(0.05)
Weighted average shares
Basic	47,520	47,392	47,522	47,802
Diluted	47,520	47,627	47,522	47,802

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

(in thousands, except par value)

	Common Stock $0.01 Par Value - Shares	Common Stock $0.01 Par Value - Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2011	45,320	$453	$361,733	$(325,543)	$36,643

Net loss	0	0	0	(6,652)	(6,652)

Share-based compensation	0	0	1,272	0	1,272

Net distribution of common stock pursuant to restricted stock unit award plan	827	8	(7)	0	1

Common shares withheld for withholding taxes on distribution of restricted stock units	(296)	(3)	(1,031)	0	(1,034)

Net issuance of common stock pursuant to cashless exercise of stock options	10	0	0	0	0

Common shares withheld for withholding taxes on cashless exercise of stock options	(3)	0	(12)	0	(12)

Issuance of common stock for exercise of stock options	6	0	9	0	9

Balance at September 30, 2012	45,864	$458	$361,964	$(332,195)	$30,227

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

UNAUDITED

(in thousands)

	2012	2011
Cash flows used in operating activities:
Net income (loss)	$(6,652)	$12,031
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	97	99
Non-cash share-based compensation expense	1,272	2,133
Loss on disposal of property and equipment	0	5
Changes in operating assets and liabilities:
Collaboration revenue receivable	0	126
Prepaid expenses and other current assets	(70)	(156)
Accounts payable	175	45
Accrued expenses	(18)	279
Income taxes refundable	(4)	105
Deferred program fee revenue	0	(466)
Net cash (used in) provided by operating activities	(5,200)	14,201
Cash flows used in investing activities – purchase of property and equipment	(129)	(54)
Cash flows used in financing activities:
Exercise of stock options	9	217
Distribution of restricted stock units	1	5
Net proceeds from warrant exercise	0	1,076
Statutory minimum withholding taxes paid on the distribution of common stock pursuant to restricted stock unit plan and exercise of stock options	(1,046)	(1,830)
Net cash used in finance activities	(1,036)	(532)
Net increase (decrease) in cash and cash equivalents	(6,365)	13,615
Cash and cash equivalents at beginning of period	35,685	24,045
Cash and cash equivalents at end of period	$29,320	$37,660

Supplemental cash flow information
Cash paid for:
Interest	$0	$26
Income taxes	$0	$218

Supplemental Disclosure of Noncash Financing Activities (in thousands)

For the Nine Months Ended September 30, 2012

1.	829 shares of common stock were eligible for distribution pursuant to our RSU Plan utilizing various cashless exercise features of the plan and after withholding 2 shares for $7 in exercise costs and withholding 296 shares for $1,034 in statutory minimum payroll taxes, a net 531 shares of common stock were issued.
2.	Options to purchase 17 shares of common stock were exercised utilizing various cashless exercise features of our plan and after withholding 7 shares for $22 in exercise costs and withholding 3 shares for $12 in statutory minimum payroll taxes, 7 shares of common stock were issued.

For the Nine Months Ended September 30, 2011

1.	829 shares of common stock were eligible for distribution pursuant to our RSU Plan utilizing various cashless exercise features of the plan and after withholding 1 shares for $3 in exercise costs and withholding 288 shares for $953 in statutory minimum payroll taxes, a net 540 shares of common stock were issued.
2.	Options to purchase 925 shares of common stock were exercised utilizing various cashless exercise features of our plan and after withholding 321 shares for $1,231 in exercise costs and withholding 227 shares for $ 877 in statutory minimum payroll taxes, 377 shares of common stock were issued.

See accompanying notes to the consolidated financial statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 1 BASIS OF PRESENTATION

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “We”, or “Our”) is a specialty pharmaceutical company engaged in the research, development and commercialization of product candidates intended to address medication abuse and misuse, utilizing its proprietary Aversion® and Impede™ technologies.

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of results expected for the full year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2011 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The 2011 year-end consolidated balance sheet presented in this Report was derived from the Company’s 2011 year-end audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 RESEARCH AND DEVELOPMENT

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities.  Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments, clinical trial studies or other contracted development services. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred.  We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study or service starting date. We review and accrue CRO activity expenses based on services performed and rely on estimates of those costs applicable to the stage of completion as provided by the CRO.  Accrued CRO activity expenses are subject to revisions as such services progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. At September 30, 2012 and December 31, 2011 we had accrued $23 thousand and $28 thousand of CRO activity expenses, respectively.

NOTE 3 REVENUE RECOGNITION AND DEFERRED PROGRAM FEE REVENUE

We recognize revenue when there is persuasive evidence that an agreement exists, performance specified in the agreement has occurred, the price is fixed and determinable, and collection is reasonably assured. In connection with our License, Development, and Commercialization Agreement dated October 30, 2007 (the “Pfizer Agreement”) with King Pharmaceuticals Research and Development, Inc. (“King”), a subsidiary of Pfizer, Inc. (“Pfizer”), we recognize program fee revenue and milestone revenue. On July 26, 2012 Pfizer provided us with notice of the exercise of its right to terminate the license to three development opioid products using our Aversion® Technology which carried a 12 month notice period. On September 26, 2012 we announced that we entered into a letter agreement with Pfizer which provides for the termination of Pfizer's license to our Aversion Technology used in the three development-stage products as of September 26, 2012 and the transfer of these products back to us. A fourth product utilizing our Aversion® Technology, Oxecta (oxycodone hydrochloride) Tablets CII, is being commercialized by Pfizer in the United States and Pfizer retains all rights and obligations relating to Oxecta® under the Pfizer Agreement.

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

Milestone revenue is contingent upon the achievement of certain pre-defined events in the Pfizer Agreement. Milestone payments received under the Pfizer Agreement are recognized as revenue upon achievement of the “at risk” milestone events. Milestone payments are triggered either by the results of our R&D efforts or by events external to us, such as regulatory approval to market a product. As such, the milestones were substantially at risk at the inception of the Pfizer Agreement and the amounts of the revenue correspond to the milestone payments set forth in the Pfizer Agreement. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone. Milestone revenue is non-refundable and non-creditable upon payment. Under the Pfizer Agreement, we remain eligible to receive milestone payments for the achievement of a certain net sales level of Oxecta and a regulatory milestone for the approval of Oxecta in another territory, however, no assurance can be made that Pfizer will achieve these milestones.

NOTE 4 INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both September 30, 2012 and December 31, 2011, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 5 ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	Sept 30,	Dec 31,
	2012	2011
	(in thousands)
Payroll, payroll taxes, bonus and benefits	$94	$104
Professional services	174	191
Franchise taxes	2	60
Property taxes	23	21
Clinical and regulatory services	54	59
Other fees and services	112	42
Total	$459	$477

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

Our non-cash share-based compensation expense is comprised of the following:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Research and development
Stock options	$273	$399	$91	$44
RSUs	0	75	0	0
	273	474	91	44
General and administrative
Stock options	999	1,431	333	206
RSUs	0	228	0	0
	999	1,659	333	206
Total	$1,272	$2,133	$424	$250

Stock Option Award Plans

At September 30, 2012, the Company has stock options issued and outstanding under three stock option plans. The Company’s 1995 and 1998 Stock Option Plans have expired but stock options awarded under such plans remain outstanding under the terms of those plans. The Company’s 2008 Stock Option Plan remains in effect. To date, approximately 50% of the vested non-incentive stock options (“NonISO”) under the 1998 and 2008 stock option plans have been exercised. Absent a change in control, the balance of NonISOs may be exercised in equal amounts during each of calendar years 2013 and 2014.

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

During the nine months ended September 30, 2012, 24 thousand NonISOs were exercised by our employees. Our employees elected to have 10 thousand shares withheld in satisfaction of $34 thousand for both the exercise costs and the withholding tax obligations resulted in the net issuance of 14 thousand shares. During the nine months ended September 30, 2011, 1.1 million NonISOs were exercised by our employees. Our employees elected to have 0.60 million shares withheld in satisfaction of $2.1 million for both the exercise costs and the withholding tax obligations resulted in the net issuance of 0.50 million shares to them.

As of September 30, 2012 the Company had $1.0 million of unrecognized share-based compensation expense from stock option grants, which will be recognized in our consolidated financial statements over their remaining vesting periods over the next 1.25 years. Under the stock option plans, if a change in control occurs, an acceleration of unvested shares will occur and any remaining unrecognized share-based compensation expense will be recognized in our consolidated financial statements.

Our stock option award activity during the nine months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended September 30,
	2012		2011
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, beginning	3,556	$6.41	4,243	$5.40
Granted	105	3.48	96	3.43
Exercised	(24)	1.30	(1,092)	1.33
Forfeited or expired	(703)	8.44	(69)	3.38
Outstanding, ending	2,934	$5.86	3,178	$6.78
Options exercisable	2,640	$6.11	2,932	$7.17

Assumptions used in the Black-Scholes model to determine fair value for the stock option awards granted during the nine months ended September 30, 2012 and 2011 were:

	2012	2011
Dividend yield	0.0%	0.0%
Average risk-free interest rate	1.97%	3.17%
Average volatility	114%	114%
Expected forfeitures	0.0%	0.0%
Expected holding period	10 years	10 years
Weighted average grant date fair value	$3.25	$3.23

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

A summary of the RSU Plan as of September 30, 2012 and 2011 and for the nine months then ended consisted of the following:

	Nine Months Ended September 30,
	2012		2011
	(in thousands)
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, beginning	2,487	2,487	3,316	3,267
Granted	0	0	0	0
Distributed	(829)	(829)	(829)	(829)
Vested	0	0	0	49
Forfeited or expired	0	0	0	0
Outstanding, ending	1,658	1,658	2,487	2,487

NOTE 7 COMMON STOCK WARRANTS

The Company has outstanding common stock purchase warrants at September 30, 2012 exercisable for 1.9 million shares of common stock having an exercise price of $3.40 per share and expiration date of August 2014. These warrants contain a cashless exercise feature.

NOTE 8 EARNINGS (LOSS) PER SHARE

Computation of basic earnings (loss) per share of common stock is based on the sum of the weighted average number of outstanding common shares and vested RSUs during the period. Computation of diluted earnings (loss) per share is based on the sum of the common shares and vested RSUs used in the basic earnings (loss) computation, adjusted for the effect of other potentially dilutive securities. Excluded from the diluted earnings (loss) per share computations at September 30, 2012 and 2011 are potentially dilutive securities as the effect of including these securities in these computations would be antidilutive.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Basic income (loss) per share computation Numerator:
Net income (loss)	$(6,652)	$12,031	$(2,140)	$(2,141)
Denominator:
Common shares (weighted)	45,862	44,914	45,864	45,315
Vested RSUs (weighted)	1,658	2,478	1,658	2,487
Weighted average number of shares outstanding	47,520	47,392	47,522	47,802

Basic income (loss) per common share	$(0.14)	$0.25	$(0.04)	$(0.05)

Diluted income per share computation Numerator:
Net income (loss)	$(6,652)	$12,031	$(2,140)	$(2,141)
Denominator:
Common shares (weighted)	45,862	44,914	45,864	45,315
Vested RSUs (weighted)	1,658	2,478	1,658	2,487
Common stock options	0	142	0	0
Common stock warrants	0	93	0	0
Weighted average number of shares outstanding	47,520	47,627	47,522	47,802

Diluted income (loss) per common share	$(0.14)	$0.25	$(0.04)	$(0.05)
Excluded potentially dilutive securities:
Common shares issuable (1):
Common stock options (vested and nonvested)	2,934	2,507	2,934	3,179
Common stock warrants	1,856	0	1,856	1,856
Total excluded dilutive common stock equivalents	4,790	2,507	4,790	5,035

(1) Number of shares issuable represents those securities which were either i) nonvested at period end or ii) were vested but antidilutive. The number of shares is based on maximum number of shares issuable on exercise at period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Paragraph IV ANDA Filings

On September 20, 2012, we announced that we had received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from a generic sponsor of an ANDA for a generic drug listing Oxecta as the reference listed drug. Since such date, we have received similar Paragraph IV Notices from three other generic pharmaceutical companies that have filed ANDAs listing Oxecta as the reference drug. The Paragraph IV Notices refer to our U.S. Patent Numbers 7,201,920, 7,510,726 and 7,981,439, which cover our Aversion Technology and Oxecta. The Paragraph IV Notices state that each generic sponsor believes that such patents are invalid, unenforceable or not infringed. Pfizer has advised us that it will not exercise its first right under the Pfizer Agreement to control the enforcement of our patents licensed to Pfizer for Oxecta against these generic sponsors. As a result, we will take appropriate action to enforce our intellectual property rights and on October 31, 2012, we initiated suit against each of Watson Laboratories, Inc. - Florida, Par Pharmaceutical, Inc., Impax Laboratories, Inc. and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement of our patent no. 7,510,726 listed in the FDA’s Orange Book. The commencement of such litigation prohibits the FDA from granting approval of the filed ANDAs until the earliest of 30 months from the date the FDA accepted the application for filing, or the conclusion of litigation.

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

In New Jersey, Generic Defendants, including Acura, filed dispositive motions based on the Mensing decision, which the Court granted with a limited exception. In June 2012, the New Jersey trial court dismissed Acura with prejudice.

In Philadelphia, and California, Generic Defendants, including Acura, have filed dispositive motions based on the Mensing decision. On November 18, 2011, the Philadelphia trial court denied Generic Defendants’ dispositive motion. In December 2011, the Generic Defendants appealed this ruling. The Pennsylvania Superior Court will hear argument on this appeal on October 31, 2012. A decision on this appeal should be issued later this year or in 2013, which could result in dismissal of all of the Philadelphia cases against Generic Defendants, although there can be no assurance in this regard.

In addition, on April 17, 2012, the California trail court also denied Generic defendants’ dispositive motions and this ruling has been appealed. On September 26, 2012 the California Court of Appeal summarily denied this appeal. A further appeal to the California Supreme Court is pending. The trial court has scheduled a December 4, 2012 conference to further manage this litigation. Nonetheless, as noted above, plaintiffs have not confirmed they ingested any of the generic metoclopramide manufactured by us. Therefore, action will be taken in an effort to dismiss Acura from these cases, although there can be no assurance in this regard.

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to this matter as of September 30, 2012. Legal fees related to this matter are currently covered by our insurance carrier.

Statutory Minimum Withholding Tax Obligations

Under the terms of our stock option plans and our 2005 RSU plan, our employees may elect to have shares withheld upon their option exercises and their RSU exchanges whereby requiring the Company to satisfy their statutory minimum withholding tax obligations from these transactions. During each of the nine months ended September 30, 2012 and 2011, approximately 0.3 million shares were withheld from these transactions in satisfaction of $1.0 million of withholding tax obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included elsewhere in this Report. Historical operating results are not necessarily indicative of results in future periods.

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to, our and our licensee’s ability to successfully launch and commercialize our products and technologies including Oxecta® Tablets and Nexafed® Tablets, the price discounting that may be offered by Pfizer for Oxecta®, the ability of us or our licensee’s to obtain necessary regulatory approvals and commercialize products utilizing our technologies and the market acceptance of and competitive environment for any of our products, expectations regarding potential market share for our products and the timing of first sales, our ability to enter into additional license agreements for our other product candidates, the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties, and the ability of our patents to protect our products from generic competition, our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation, and the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development to meet over-the-counter, or OTC, Monograph standards as applicable, the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates, changes in regulatory requirements, adverse safety findings relating to our product candidates, whether the FDA will agree with our analysis of our clinical and laboratory studies and how it may evaluate the results of these studies or whether further studies of our product candidates will be required to support FDA approval, whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and will be able to promote the features of our abuse discouraging technologies, whether our product candidates will ultimately deter abuse in commercial settings and whether our Impede technology will disrupt the processing of pseudoephedrine into methamphetamine. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in this Report.

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

On September 26, 2012, we announced that we entered into a letter agreement with Pfizer which provides for the termination of Pfizer’s license to our Aversion® Technology used in the three development-stage products licensed to Pfizer and for the transfer of these products back to us. These development-stage products are hydrocodone by bitartrate/acetaminophen tablets, oxycodone HCl/acetaminophen tablets and an undisclosed opioid. See the discussion below under the caption “Aversion Products in Development” for further information regarding the development of these products.

We have developed Nexafed®, an OTC immediate-release pseudoephedrine HCl tablet, utilizing our proprietary Impede Technology, which we intend to launch commercially in late 2012. Pseudoephedrine HCl, or PSE, is a widely-used nasal decongestant available in many non-prescription and prescription cold, sinus and allergy products, including Johnson & Johnson’s Sudafed® product. Our Impede Technology is a proprietary mixture of inactive ingredients that prevents the extraction of pseudoephedrine from tablets and disrupts the direct conversion of PSE from tablets into methamphetamine. The addition of the Impede Technology ingredients does not impact the efficacy of Nexafed.

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

The market for IR oxycodone products is primarily serviced by generic manufacturers with an average price per tablet shipped from distribution centers to healthcare providers of $0.10 for a 5 mg tablet. Pfizer’s price to drug wholesalers and other direct customers for Oxecta is many fold the generic market price. We believe that Pfizer will have to enter into price discounting contracts with managed care and other end purchasers of IR oxycodone products, of which no assurance can be given.

Pfizer License, Development and Commercialization Agreement

In October 2007, we entered into a License, Development and Commercialization Agreement, or the Pfizer Agreement, with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer, covering the United States, Canada and Mexico. Under the Pfizer Agreement, Pfizer will manufacture and commercialize Oxecta in the United States. The Pfizer Agreement also provided for Pfizer to develop and commercialize three additional opioid analgesic products utilizing our proprietary Aversion Technology, including hydrocodone / acetaminophen tablets, oxycodone/acetaminophen tablets and an undisclosed opioid (the “Development-Stage Products”). Our lead product, Oxecta® Tablets CII, or Oxecta, was approved for marketing by the United States Food and Drug Administration, or FDA, on June 17, 2011. Oxecta was made commercially available by Pfizer in February 2012. Commencing in February 2013 we are eligible to receive tiered royalties of 5%-25% on the annual net sales of Oxecta.

On July 27, 2012 we announced that Pfizer had provided us with notice of the exercise of its right to terminate the license to the Development-Stage Products and return such products to us. Oxecta is not subject to Pfizer’s termination notice and Pfizer will retain all rights and obligations relating to Oxecta under the Pfizer Agreement. On September 26, 2012 we further announced we entered into a letter agreement with Pfizer which provides for the termination of Pfizer's license to our Aversion Technology used in three Development-Stage Products.

Aversion Products in Development

Effective upon the execution of our letter agreement with Pfizer on September 26, 2012, we have the right to engage in the development of the products returned to us by Pfizer.

Our Aversion hydrocodone/acetaminophen product is the most advanced in development, with Pfizer having completed in February 2012 an open label, single dose, randomized, two period, two-way crossover study comparing such product to its reference listed drug. Such study demonstrated that the hydrocodone/acetaminophen product utilizing our Aversion Technology was bioequivalent to its reference listed drug. Such product was also the subject of a pre-IND meeting held with the FDA in May 2012.

We expect our clinical development program for our hydrocodone/acetaminophen product to consist of:

•	A pharmacokinetic study to establish a bridge to a new contract manufacturer and safety compared to the reference listed drugs tramadol/acetaminophen (for acetaminophen) and hydrocodone bitartrate/ibuprofen (for hydrocodone);
•	A pharmacokinetic study demonstrating dose proportionality and evaluating the food effect of our product;
•	A nasal abuse liability liking study against a reference drug;
•	Laboratory studies demonstrating extraction, syringing and particle size characteristics of our product; and
•	An assessment of the routes of abuse of hydrocodone products.

We are assessing the documents and studies transferred to us by Pfizer and currently expect to submit an IND for our hydrocodone/acetaminophen product with the FDA by the end of 2012 which, if accepted by the FDA, will allow the commencement of clinical development in early 2013. Based on the development program outlined above, we anticipate preparing and submitting a 505(b)(2) NDA for our hydrocodone/acetaminophen product in the first half of 2014.

We continue to evaluate possible partnering of our Aversion development products with alternative strategic partners.

Paragraph IV ANDA Filings

On or about September 17, 2012, we believe the FDA internally changed the status of Oxecta to be considered a Reference Listed Drug (RLD). An RLD is the standard to which all generic versions must be shown to be bioequivalent and a drug company seeking approval to market a generic equivalent must refer to the RLD. By designated Oxecta as an RLD, the FDA was allowed to accept ANDAs referencing Oxecta.

On September 20, 2012, we announced that we had received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from a generic sponsor of an ANDA for a generic drug listing Oxecta as the reference listed drug. Since such date, we have received similar Paragraph IV Notices from three other generic pharmaceutical companies that have filed ANDAs listing Oxecta as the reference drug. The Paragraph IV Notices refer to our U.S. Patent Numbers 7,201,920, 7,510,726 and 7,981,439, which cover our Aversion Technology and Oxecta. The Paragraph IV Notices state that each generic sponsor believes that such patents are invalid, unenforceable or not infringed. Pfizer has advised us that they will not exercise their first right under the Pfizer Agreement to control the enforcement of our patents licensed to Pfizer for Oxecta against these generic sponsors. As a result, we will take appropriate action to enforce our intellectual property rights and on October 31, 2012, we initiated suit against each of Watson Laboratories, Inc. - Florida, Par Pharmaceutical, Inc., Impax Laboratories, Inc. and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement of our patent no. 7,510,726 listed in the FDA’s Orange Book. The commencement of such litigation prohibits the FDA from granting approval of the filed ANDAs until the earliest of 30 months from the date the FDA accepted the application for filing, or the conclusion of litigation. The above actions are referred to as the “Paragraph IV Proceedings.”

Litigation is inherently uncertain and we cannot predict the outcome of the Paragraph IV Proceedings. If any of these generic companies prevails its respective lawsuit and is able to obtain FDA approval of its product, it may be able to launch its generic version of Oxecta prior to the expiration of our patents in 2025. Additionally, it is possible that other generic manufacturers may also seek to launch a generic version of Oxecta and challenge our patents. Any determination in the Paragraph IV Proceedings that our patents covering our Aversion Technology and Oxecta are invalid or unenforceable, in whole or in part, or that the products covered by generic sponsors’ ANDAs do not infringe our patents could have a material adverse affect on our operations and financial condition.

Citizen’s Petition filing with FDA

By designating Oxecta as an RLD, we believe the FDA has acknowledged that Oxecta contains unique properties and/or a unique label that is different from other FDA approved immediate-release oxycodone HCl tablets that do not contain abuse resistant characteristics. The Food and Drug Administration Safety and Innovation Act of July 2012, requires the FDA to promulgate guidance on the development of abuse-deterrent drug products. As such, we believe the ANDA applicants that refer to Oxecta as an RLD will have to have substantially equivalent, if not identical, abuse deterrent characteristics to be considered by the FDA as therapeutically equivalent to Oxecta. There can be no assurance, however, that the FDA’s guidance, once promulgated, will contain such requirements.

On September 21, 2012, Pfizer, as licensee of our Aversion Technology used in Oxecta under the Pfizer Agreement, filed a Citizen’s Petition with the FDA requesting that the FDA: (1) refrain from permitting an ANDA applicant to rely on Oxecta as a reference listed drug unless the ANDA applicant demonstrates that its product uses the same inactive ingredients as those in Oxecta; (ii) require an ANDA applicant seeking approval of a product that relies on Oxecta as the reference listed drug and uses inactive ingredients different from those in Oxecta to submit an NDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetics Act; and (iii) refrain from rating a product as therapeutically equivalent to Oxecta unless it has the same inactive ingredients as Oxecta. The FDA has not yet responded to this Citizen’s Petition and there can be no assurance that the FDA will take some or all of the actions requested.

Nexafed®

Our Nexafed product is an immediate-release pseudoephedrine HCl tablet which utilizes our patent pending Impede Technology. In addition to being a widely-used nasal decongestant available in many non-prescription and prescription cold, sinus and allergy products, PSE is also the starting material in the illicit manufacture of methamphetamine. Our Impede Technology, a proprietary mixture of inactive ingredients, prevents the extraction of PSE from tablets and disrupts the direct conversion of PSE from tablets into methamphetamine without affecting the effectiveness of Nexafed to provide the expected relief of nasal and sinus congestion. We have demonstrated that an initial formulation of Nexafed 30 mg tablets is bioequivalent to Johnson & Johnson’s Sudafed® 30 mg tablets and a leading generic store brand’s 30 mg tablets. Studies, sponsored by us at an independent laboratory and confirmed by a law enforcement agency, demonstrated our Impede Technology prevents the extraction of PSE from tablets for conversion into methamphetamine using what we believe are the two most common manufacturing methods, each requiring extraction of PSE as an initial step. A third, newer method of methamphetamine production known as the “one-pot” method involves the direct conversion of PSE from tablets into methamphetamine without first extracting and purifying the PSE. Laboratory tests conducted on our behalf by an independent CRO using the “one-pot” method demonstrated that our Impede Technology disrupted the direct conversion of PSE into methamphetamine. The study compared the amount of pure methamphetamine hydrochloride produced from Nexafed and Sudafed® tablets. Conducting multiple “one-pot” tests with a variety of commonly used solvents, and starting with one hundred 30 mg tablets of each product, the study demonstrated an average of 38% of the maximum possible yield of 2.7 grams of pure methamphetamine hydrochloride was recovered from Nexafed. Comparatively, approximately twice as much pure methamphetamine hydrochloride was recovered from Sudafed® tablets. Both products yielded a substantial amount of additional solids such that the purity of the total powder provided contained approximately 65% methamphetamine hydrochloride.

The completed scale-up of our manufacturing process to approximately 700,000 tablets per batch required a change to our formulation’s inactive ingredients to improve manufacturability and new stability data is being collected. Due to this change, another bioequivalence study is being conducted. We have already confirmed that this formulation change does not impact Nexafed’s properties of preventing extraction or disruption of the conversion of PSE into methamphetamine. We have commenced manufacturing process validation and expect to make Nexafed commercially available to pharmacies later this year. We intend to market Nexafed pursuant to the FDA’s OTC Monograph regulations that do not require the submission an ANDA or NDA with the FDA.

We expect our Impede Technology products containing PSE to compete in the highly competitive market for cold, sinus and allergy products generally available to consumers without a prescription. In 2009, AC Nielsen reported approximately $1.0 billion in sales of non-prescription products containing either PSE or phenylephrine as a nasal decongestant, of which approximately 47% contained PSE. Products in this category consist of many different formulations containing different active ingredients such as analgesics, cough suppressants and antihistamines and have strong consumer brand recognition. Commencing in 2006, the Federal Combat Methamphetamine Epidemic Act, or CMEA, has required all non-prescription PSE products to be held securely behind the pharmacy counter, has set monthly consumer purchase volume limits, and has necessitated consumer interaction with pharmacy personnel to purchase PSE-containing products. We intend to capitalize on this consumer-pharmacist interaction at the point of sale by soliciting distribution to pharmacies and educating and encouraging pharmacists to recommend Nexafed to their customers. In our 2012 survey of 215 chain and independent pharmacists, 164 indicated they had influence over the pharmacies’ product offerings. Of such pharmacists, 70% indicated they were likely to stock or recommend stocking Nexafed in their pharmacies. The 215 surveyed pharmacists also indicated a willingness to recommend Nexafed to over 50% of their customers who seek a pharmacist’s advice for a single ingredient nasal decongestant. We are establishing vendor relationships with several national and regional wholesalers who have verbally committed to stocking Nexafed which would provide distribution and product availability throughout the U.S. We have begun executing a plan to generate awareness of Nexafed with pharmacists to support stocking of Nexafed in pharmacies and generate consumer recommendations by the pharmacist. We expect to offer Nexafed in 24-count cartons at a price comparable to other branded 30 mg PSE tablet 24-count products.

Company’s Present Financial Condition

At October 28, 2012, we had cash and cash equivalents of approximately $28.8 million. We estimate that our current cash reserves will be sufficient to fund operations through at least the next 12 months.

We have yet to generate any product sales or royalty revenues from product sales. To fund our continued operations, we expect to rely on our current cash resources, royalty payments that may be made under Pfizer Agreement and under future license agreements with other pharmaceutical company partners, of which there can be no assurance of obtaining, and revenues, if any, from our commercialization of Nexafed. Our cash requirements for operating activities will increase in the future as we undertake the development of the three development-stage products returned to us by Pfizer under the Pfizer Agreement, maintain, defend, if necessary and expand the scope of our intellectual property, including the prosecution of the Paragraph IV Proceedings, hire additional personnel, scale up commercial supply of Nexafed, commercialize Nexafed, or invest in other areas.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

	September 30,		Increase (Decrease)
	2012	2011	Dollars	%
Revenues
Program fee revenue	$0	$466	$(466)	(100)%
Milestone revenue	0	20,000	(20,000)	(100)
Total revenues	0	20,466	(20,466)	(100)
Operating expenses
Research and development	2,518	3,245	(727)	(23)
Marketing, general and administrative	4,164	4,840	(676)	(14)
Total operating expenses	6,682	8,085	(1,403)	(17)
Income (loss) from operations	(6,682)	12,381	(19,063)	(154)
Other income (expense), net	30	(9)	39	433
Income (loss) before income tax	(6,652)	12,372	(19,024)	(154)
Income tax expense	0	341	(341)	(100)
Net income (loss)	$(6,652)	$12,031	$(18,683)	(155)%

Revenues

Pfizer paid us a $30.0 million upfront fee in connection with the closing of the Pfizer Agreement in December 2007. We assigned an equal portion of Pfizer’s $30.0 million upfront payment to each of three product candidates identified in the Pfizer Agreement and recognized the upfront payment as program fee revenue ratably over the development period for each identified product candidate, all which was completed in June 2011.  On June 17, 2011 the Oxecta NDA was approved and we recognized $20.0 million milestone revenue. On July 26, 2012 Pfizer provided us with notice of the exercise of its right to terminate the license to three development opioid products using our Aversion® Technology. On September 26, 2012 we announced that we entered into a letter agreement with Pfizer which provides for the termination of Pfizer's license to our Aversion Technology used in the three development-stage products as of September 26, 2012 and the transfer of such products back to us. Under the Pfizer Agreement, we remain eligible to receive milestone payments for the achievement of a certain net sales level of Oxecta and a regulatory milestone for the approval of Oxecta in another territory, however, no assurance can be made that Pfizer will achieve these milestones.

Operating Expenses

R&D expense during the nine months ended September 30, 2012 and 2011 were for product candidates utilizing our Aversion® and Impede™ Technologies, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2012 and 2011 results are non-cash share-based compensation expenses of $0.3 million and $0.5 million, respectively. Excluding the share-based compensation expense, our development expenses decreased approximately $0.5 million between reporting periods primarily on our Nexafed development expenses as we have shifted towards Nexafed commercialization. We expect to make Nexafed commercially available to pharmacies later this year.

Marketing expenses during the nine months ended September 30, 2012 and 2011 primarily consisted of market research studies on our Aversion and Impede™ Technologies but also included various advertising and marketing activities we initiated on Nexafed® during the third quarter of 2012. Our Nexafed advertising and marketing activities will continue in the fourth quarter of 2012 and we expect similar activities in 2013. Our G&A expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in the 2012 and 2011 results are non-cash share-based compensation expenses of $1.0 million and $1.7 million, respectively. Excluding the share-based compensation expense and the $0.2 million U.S. government research grants under the Qualifying Therapeutic Discovery Project Program received by us during 2011, our marketing, general and administrative expenses decreased approximately $0.2 million, primarily for professional services and payroll, between reporting periods.

Other Income (Expense)

During the nine months ended September 30, 2012 and 2011, other income consisted principally of interest income derived from our cash reserves being invested in accordance with a Board of Director approved investment policy.

Net Income (Loss)

The net loss for the nine months ended September 30, 2012 includes no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

	September 30,		Increase (Decrease)
	2012	2011	Dollars	%
Revenues
Program fee revenue	$0	$0	$0	0%
Milestone revenue	0	0	0	0
Total revenues	0	0	0	0
Operating expenses
Research and development	696	962	(266)	(28)
Marketing, general and administrative	1,453	1,185	268	23
Total operating expenses	2,149	2,147	2	0
Loss from operations	(2,149)	(2,147)	2	0
Other income, net	9	6	3	50
Loss before income tax	(2,140)	(2,141)	(1)	(0)
Income tax expense	0	0	0	0
Net loss	$(2,140)	$(2,141)	$(1)	(0)%

Revenues

Pfizer paid us a $30.0 million upfront fee in connection with the closing of the Pfizer Agreement in December 2007. We assigned an equal portion of Pfizer’s $30.0 million upfront payment to each of three product candidates identified in the Pfizer Agreement and recognized the upfront payment as program fee revenue ratably over the development period for each identified product candidate, all which was completed in June 2011.  On June 17, 2011 the Oxecta NDA was approved and we recognized $20.0 million milestone revenue. On July 26, 2012 Pfizer provided us with notice of the exercise of its right to terminate the license to three development-opioid products using our Aversion® Technology. On September 26, 2012 we announced we entered into a letter agreement with Pfizer which provides for the termination of Pfizer's license to our Aversion Technology used in the three development-stage products as of September 26, 2012 and the transfer of such products back to us. Under the Pfizer Agreement, we remain eligible to receive milestone payments for the achievement of a certain net sales level of Oxecta and a regulatory milestone for the approval of Oxecta in another territory, however, no assurance can be made that Pfizer will achieve these milestones.

Operating Expenses

R&D expense during the three months ended September 30, 2012 and 2011 were for product candidates utilizing our Aversion and Impede™ Technologies, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of the 2012 and 2011 results are non-cash share-based compensation expenses of $0.1 million. Excluding the share-based compensation expense, our development expenses decreased approximately $0.3 million between reporting periods primarily on our Nexafed development expenses as we have shifted towards Nexafed commercialization. We expect to make Nexafed commercially available to pharmacies later this year.

Marketing expenses during the three months ended September 30, 2012 primarily consisted of advertising and marketing activities we initiated on Nexafed. Marketing expenses during the three months ended September 30, 2011 primarily consisted of market research studies on our Aversion and Impede™ Technologies. Our Nexafed advertising and marketing activities will continue in the fourth quarter of 2012 and we expect similar activities in 2013. Our G&A expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in the 2012 and 2011 results are non-cash share-based compensation expenses of $0.3 million and $0.2 million, respectively. Excluding the share-based compensation expense our marketing, general and administrative expenses increased approximately $0.1 million, primarily for professional services, between reporting periods.

Other Income (Expense)

During the three months ended September 30, 2012 and 2011, other income consisted principally of interest income derived from our cash reserves being invested in accordance with a Board of Director approved investment policy.

Net Income (Loss)

The net loss for the three months ended September 30, 2012 includes no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Liquidity and Capital Resources

At September 30, 2012, the Company had unrestricted cash and cash equivalents of $29.3 million compared to $35.7 million at December 31, 2011. The Company had working capital of $29.2 million at September 30, 2012 compared to $35.6 million at December 31, 2011. The decrease in our cash position is primarily due to the period’s net loss and the payment of employees’ withholding taxes approximating $1.0 million associated with their option exercises and RSU exchanges during such period, adjusted for the non-cash share-based compensation expenses.

At October 28, 2012, the Company had cash and cash equivalents of approximately $28.8 million. We estimate that our current cash reserves will be sufficient to fund operations through at least the next 12 months.

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

(b)   Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Note 9, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

ITEM 1A. RISK FACTORS

Our future operating results may vary substantially from anticipated results due to a number of factors, many of which are beyond our control.

The following risk factors replace and supersede our risk factors set forth in our 2011 Form 10-K:

Risks Related to Our Business and Industry

We are largely dependent on the commercial success of Oxecta and we have not generated any revenue from sales of Oxecta.

We anticipate that, for at least the next several years, our ability to generate revenues and become profitable will depend in large part on the commercial success of our only FDA approved product, Oxecta, which in turn, will depend on several factors, including:

•	the successful launch of Oxecta in the United States by Pfizer, to whom we have licensed Oxecta;

•	Pfizer’s obtaining and increasing market demand for, and sales of, Oxecta;

•	obtaining acceptance of Oxecta by physicians and patients;

•	obtaining and maintaining adequate levels of coverage and reimbursement for Oxecta from commercial health plans and government health programs, which we refer to collectively as third-party payors, particularly in light of the availability of other branded and generic competitive products;

•	maintaining compliance with regulatory requirements;

•	Pfizer’s list price for Oxecta and its willingness to enter into price discounting contracts with managed care and other end purchasers of IR oxycodone products;

•	Pfizer’s establishing and maintaining agreements with wholesalers and distributors on commercially reasonable terms;

•	Pfizer’s manufacture and supply of adequate supplies of Oxecta to meet commercial demand; and

•	maintaining intellectual property protection for Oxecta and obtaining favorable drug listing treatment by the FDA to minimize generic competition.

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

If Pfizer is not successful in commercializing Oxecta our revenues and our business will suffer.

Pursuant to our license, development and commercialization agreement with a subsidiary of Pfizer, or the Pfizer Agreement, Pfizer is responsible for manufacturing, marketing, pricing, promoting, selling, and distributing Oxecta in the United States, Canada and Mexico, or the Pfizer Territory. If such agreement is terminated in accordance with its terms, including due to a party’s failure to perform its obligations or responsibilities under the agreement, then we would need to commercialize Oxecta ourselves for which we currently have no infrastructure, or alternatively enter into a new agreement with another pharmaceutical company, of which no assurance can be given. If we are unable to build the necessary infrastructure to commercialize Oxecta ourselves, which would substantially increase our expenses and capital requirements that we might not be able to fund, or are unable to find a suitable replacement commercialization partner, we would be unable to generate any revenue from Oxecta. Even if we are successful at replacing the commercialization capabilities of Pfizer, our revenues and/or royalties from Oxecta could be adversely impacted.

Pfizer’s manufacturing facility is currently the sole commercial source of supply for Oxecta. If Pfizer’s manufacturing facility fails to obtain sufficient DEA quotas for oxycodone, fails to source adequate quantities of active and inactive ingredients, fails to comply with regulatory requirements, or otherwise experiences disruptions in commercial supply of Oxecta, product revenue and our royalties could be adversely impacted.

Pfizer has a diversified product line for which Oxecta Tablets will vie for Pfizer’s promotional, marketing, and selling resources. If Pfizer fails to commit sufficient promotional, marketing and selling resources to Oxecta, product revenue and our royalties could be adversely impacted. Additionally, in view of Pfizer’s recent acquisition of King Pharmaceuticals in February 2011, there can be no assurance that Pfizer will commit the resources required for the successful commercialization of Oxecta Tablets.

The market for our opioid product candidates is highly competitive with many marketed non-abuse deterrent brand and generic products and other abuse deterrent product candidates in development. If Pfizer prices Oxecta inappropriately, fails to position Oxecta properly, targets inappropriate physician specialties, or otherwise does not provide sufficient promotional support, product revenue and our royalties could be adversely impacted.

Pfizer’s promotional, marketing and sales activities in connection with Oxecta are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program. The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. If Pfizer’s activities are found to be in violation of these laws or any other federal and state fraud and abuse laws, Pfizer may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of its activities with regard to the commercialization of our products, which could harm the commercial success of Oxecta and materially affect our business, financial condition and results of operations.

Our failure to continue the development of the three development stage products terminated by Pfizer under the Pfizer Agreement, or to successfully establish a license agreement with a pharmaceutical company for the development and commercialization of such products, will adversely impact our ability to develop, market and sell such products and our revenues and business will suffer.

In July 2012 Pfizer exercised its right to terminate the license to the three products in development, or the returned products, under the Pfizer Agreement. The termination of such license provides for the return to us of oxycodone hydrochloride with acetaminophen, hydrocodone bitartrate with acetaminophen and another undisclosed opioid product. Pursuant to a letter agreement between us and Pfizer dated September 24, 2012, the effective date of such termination was accelerated from the 12-month period provided in the Pfizer Agreement to the date of the letter agreement. As of such date, we have the right to develop the returned products on our own or in partnership with a third party. Our plan for developing, manufacturing and commercialize the returned products includes entering into an agreement similar to the Pfizer Agreement with a strategically focused pharmaceutical company. However, there can be no assurance that we will be successful in entering into such an agreement. Pending any such agreement, we expect to continue the development of our hydrocodone bitartrate with acetaminophen product on our own. Although we believe we have sufficient cash resources to fund the development of such product and submit a corresponding NDA to the FDA, there can be no assurance that this will be the case. The continued development of our hydrocodone bitartrate with acetaminophen product and the other returned products may require additional financing, which may not be available on acceptable terms, or at all. In the absence of available financing, or our failure to successfully enter into a license agreement with a pharmaceutical company to develop and commercialize the returned products, we may have to limit the size or scope of, or delay or abandon the development of the returned products, which would adversely impact our financial condition and results of operations.

We have a history of operating losses and may not achieve profitability sufficient to generate a positive return on shareholders’ investment.

We had net income of $10.4 million for the year ended December 31, 2011 and a net loss of $12.7 million and $15.8 million for the years ended December 31, 2010 and 2009, respectively. Our future profitability will depend on several factors, including:

•	our receipt of milestone payments and royalties relating to our FDA approved Oxecta Tablets, for which we only receive royalties on sales occurring on and following February 2, 2013, the one year anniversary of the first commercial sale of Oxecta Tablets;

•	our receipt of milestone payments and royalties relating to our Aversion Technology products in development, including the products returned by Pfizer, from future licensees, of which no assurance can be given;

•	the receipt of FDA approval and the successful commercialization by future licensees (if any) of products utilizing our Aversion Technology and our ability to commercialize our Impede Technology without infringing the patents and other intellectual property rights of third parties; and

•	our successful development, launch and marketing of Nexafed and other products utilizing our Impede Technology, and market acceptance, increased demand for and sales of Nexafed.

We cannot assure you that our Oxecta or Nexafed products will be successfully commercialized or our Aversion Technology products in development will be successfully developed or be approved for commercialization by the FDA.

We recognized revenues of $20.5 million, $3.3 million and $3.8 million in the years ended December 31, 2011, 2010 and 2009, respectively, from payments received under the Pfizer Agreement. However, we have not yet generated any revenues from Aversion Technology or Impede Technology product sales. Even if we or Pfizer succeed in commercializing one or more of our Aversion Technology products or if we are successful in commercializing our Impede Technology products, we expect to continue using cash reserves for the foreseeable future. Our expenses may increase in the foreseeable future as a result of continued research and development of our product candidates, including the three products returned to us by Pfizer under the Pfizer Agreement, maintaining and expanding the scope of our intellectual property, commercializing our Nexafed product, and hiring of additional research and development staff.

We will need to generate revenues from direct product sales or indirectly from royalties on sales to achieve and maintain profitability. If we cannot successfully commercialize Nexafed, if Pfizer does not successfully commercialize Oxecta, or if we or our licensee (if any) cannot successfully develop, obtain regulatory approval and commercialize our products in development, we will not be able to generate such royalty revenues or achieve future profitability. Our failure to achieve or maintain profitability would have a material adverse impact on the market price of our common stock.

We must rely on current cash reserves, technology licensing fees and third party financing to fund operations.

Pending the receipt of royalties, if any, under the Pfizer Agreement or milestone payments and royalties under similar license agreements that we may enter into with other pharmaceutical companies in the future, of which no assurance can be given, we must rely on our current cash reserves, revenues from sales of Nexafed, if any, and third-party financing to fund operations and product development activities. No assurance can be given that current cash reserves or revenues from Nexafed product sales will be sufficient to fund the continued operations and development of our product candidates until such time as we generate additional revenue from the Pfizer Agreement or any similar future license agreements. Moreover, no assurance can be given that we will be successful in raising additional financing or, if funding is obtained, that such funding will be sufficient to fund operations until product candidates utilizing our Aversion and Impede Technologies may be commercialized.

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

We do not have the facilities, equipment or personnel to manufacture commercial quantities of our products and therefore must rely on our licensees or other qualified third-party contract manufactures with appropriate facilities and equipment to contract manufacture commercial quantities of products utilizing our Aversion and Impede Technologies. These licensees and third- party contract manufacturers are also subject to current good manufacturing practice or cGMP regulations, which impose extensive procedural and documentation requirements. Any performance failure on the part of our licensees or contract manufacturers could delay commercialization of any approved products, depriving us of potential product revenue.

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

The Pfizer Agreement grants Pfizer an exclusive license to develop and commercialize Oxecta. We believe that opportunities exist to enter into agreements similar to the Pfizer Agreement with other partners for the commercialization of Oxecta outside the Pfizer Territory, for the development and commercialization of our other opioid analgesic products (including the products returned to us by Pfizer under the Pfizer Agreement) in the United States and worldwide, and for the development and commercialization of additional Aversion Technology and Impede Technology product candidates for other abused and misused drugs, such as tranquilizers, stimulants, sedatives and nasal decongestants in the United States and worldwide. However, there can be no assurance that we will be successful in entering into such license agreements in the future. If we are unable to enter into such agreements, our ability to develop and commercialize our product candidates, and our financial condition and results of operations, would be adversely affected.

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

If we fail to maintain our license agreement with Pfizer, we may have to commercialize Oxecta on our own.

Our plan for manufacturing and commercializing Oxecta Tablets currently requires us to maintain our license agreement with Pfizer. In addition to other customary termination provisions, the Pfizer Agreement provides that Pfizer may terminate the Pfizer Agreement at any time upon written notice to us. If Pfizer elects to terminate the Pfizer Agreement, or if we are otherwise unable to maintain our existing relationship with Pfizer, we would have to commercialize Oxecta ourselves for which we currently have no infrastructure, or alternatively enter into a new agreement with another pharmaceutical company, of which no assurance can be given. Our ability to commercialize Oxecta on our own may require additional financing, which may not be available on acceptable terms, or at all.

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

The pharmaceutical industry has been characterized by significant litigation and other proceedings regarding patents, patent applications and other intellectual property rights. The situations in which we may become parties to such litigation or proceedings may include:

•	litigation or other proceedings we or our licensee(s) may initiate against third parties to enforce our patent rights or other intellectual property rights, including the Paragraph IV Proceedings described below;
•	litigation or other proceedings we or our licensee(s) may initiate against third parties seeking to invalidate the patents held by such third parties or to obtain a judgment that our products do not infringe such third parties’ patents;
•	litigation or other proceedings third parties may initiate against us or our licensee(s) to seek to invalidate our patents or to obtain a judgment that third party products do not infringe our patents;
•	if our competitors file patent applications that claim technology also claimed by us, we may be forced to participate in interference or opposition proceedings to determine the priority of invention and whether we are entitled to patent rights on such invention; and
•	if third parties initiate litigation claiming that our products infringe their patent or other intellectual property rights, we will need to defend against such proceedings.

The costs of resolving any patent litigation, including the Paragraph IV Proceedings, or other intellectual property proceeding, even if resolved in our favor, could be substantial. Many of our potential competitors will be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation, including the Paragraph IV Proceedings, and other intellectual property proceedings may also consume significant management time.

In the event that a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be costly, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time-consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patent or other intellectual property rights against a challenge. If we are unsuccessful in enforcing and protecting our intellectual property rights and protecting our products, it could harm our business. In certain circumstances, our licensee Pfizer has the first right to control the enforcement of certain of our patents against third party infringers. Pfizer may not put adequate resources or effort into such enforcement actions or otherwise fail to restrain infringing products. In addition, in an infringement proceeding, including the Paragraph IV Proceedings, a court may decide that a patent of ours is invalid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation, including the Paragraph IV Proceedings, or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

Generic manufacturers are using litigation and regulatory means to seek approval for generic versions of Oxecta, which could cause our and our licensee’s sales to suffer.

Under the Hatch-Waxman Act, the FDA can approve an ANDA for a generic version of a branded drug and what is referred to as a Section 505(b)(2) NDA, for a branded variation of an existing branded drug, without requiring such applicant to undertake the full clinical testing necessary to obtain approval to market a new drug. An ANDA applicant usually needs to only submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage form, inactive ingredients, or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

The Hatch-Waxman Act requires an applicant for a drug that references one of our branded drugs to notify us of their application if they assert in their application that the patents we have listed in the Orange Book will not be infringed or otherwise are invalid or unenforceable (a Paragraph IV Certification). Upon receipt of this notice we have 45 days to bring a patent infringement suit in federal district court against such applicant. If such a suit is commenced, the FDA is generally prohibited from granting approval of the ANDA or Section 505(b)(2) NDA until the earliest of 30 months from the date the FDA accepted the application for filing, the conclusion of litigation in the generic’s favor or expiration of the patent(s). If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs and Section 505(b)(2) NDAs. Frequently, the unpredictable nature and significant costs of patent litigation leads the parties to settle to remove this uncertainty. Settlement agreements between branded companies and generic applicants may allow, among other things, a generic product to enter the market prior to the expiration of any or all of the applicable patents covering the branded product, either through the introduction of an authorized generic or by providing a license to the applicant for the patents subject to the litigation.

On September 20, 2012, we announced that we had received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from a generic sponsor of an ANDA for a generic drug listing Oxecta as the reference listed drug. Since such date, we have received similar Paragraph IV Notices from three other generic pharmaceutical companies that have filed ANDAs listing Oxecta as the reference drug. The Paragraph IV Notices refer to our U.S. Patent Numbers 7,201,920, 7,510,726 and 7,981,439, which cover our Aversion Technology and Oxecta. The Paragraph IV Notices state that each generic sponsor believes that such patents are invalid, unenforceable or not infringed. Pfizer has advised us that it will not exercise its first right under our license agreement to control the enforcement of our patents licensed to Pfizer for Oxecta against these generic sponsors. As a result, we will take appropriate action to enforce our intellectual property rights and on October 31, 2012, we initiated suit against each of Watson Laboratories, Inc. - Florida, Par Pharmaceutical, Inc., Impax Laboratories, Inc. and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement of our patent no. 7,510,726 listed in the FDA’s Orange Book. The commencement of such litigation prohibits the FDA from granting approval of the filed ANDAs until the earliest of 30 months from the date the FDA accepted the application for filing, or the conclusion of litigation. The above actions are referred to as the “Paragraph IV Proceedings.”

Litigation is inherently uncertain and we cannot predict the outcome of the Paragraph IV Proceedings. If any of these generic companies prevails its respective lawsuit and is able to obtain FDA approval of its product, it may be able to launch its generic version of Oxecta prior to the expiration of our patents in 2025. Additionally, it is possible that other generic manufacturers may also seek to launch a generic version of Oxecta and challenge our patents. Any determination in the Paragraph IV Proceedings that our patents covering our Aversion Technology and Oxecta are invalid or unenforceable, in whole or in part, or that the products covered by generic sponsors’ ANDAs do not infringe our patents, could have a material adverse affect on our operations and financial condition.

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

We believe potential competitors may be developing opioid abuse deterrent technologies and products. Such potential competitors include, but may not be limited to, Pain Therapeutics, in collaboration with Pfizer, Purdue Pharma, Atlantic Pharmaceuticals, Egalet a/s, KemPharm and Collegium Pharmaceuticals, Inc. These companies appear to be focusing their development efforts on ER Opioid Products, except for Atlantic Pharmaceuticals, while the majority of our Aversion Technology opioid analgesic product candidates under development are IR Opioid Products. Pfizer, our partner in commercializing Oxecta, is also developing and/or marketing ER Opioid Products, other analgesic products and non-analgesic products, all of which will compete for development and commercialization resources with our products, which may delay development or adversely impact the sales of our products.

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

Our quarterly and annual operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of launch and market acceptance of our products, and the timing of the research, development and regulatory submissions of our products in development that could cause our operating results to fluctuate. The forecasting of the timing and amount of sales of our products is difficult due to market uncertainty and the uncertainty inherent in seeking FDA and other necessary approvals for our product candidates. As a result, in some future quarters or years our clinical, financial or operating results may not meet the expectations of securities analysts and investors which could result in a decline in the price of our stock.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. Factors that may have a material impact on the price of our common stock, in addition to the other issues described herein, include the launch and commercial success of Oxecta and Nexafed, results of or delays in our pre-clinical and clinical studies, any delays in, or failure to receive FDA approval of our product candidates, the entry into collaboration or license agreements relating to our products in development, announcements of technological innovations or new commercial products by us or others, developments in patents and other proprietary rights by us or others, future sales of our common stock by existing stockholders, regulatory developments or changes in regulatory guidance, the departure of our officers, directors or key employees, and period-to-period fluctuations in our financial results. Also, you may not be able to sell your shares at the best market price if trading in our stock is not active or if the volume is low. There is no assurance that an active trading market for our common stock will be maintained on the NASDAQ Capital Market.

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

Because Our Principal Shareholders Control A Large Percentage Of Our Voting Power, Other Stockholders' Voting Power May Be Limited

Our principal shareholders, Galen Partners III, L.P and its affiliates, Care Capital Investments II, LP and its affiliate and Essex Woodlands Health Ventures V, beneficially own approximately 29.8%, 23.0% and _22.2%, respectively, of our outstanding common stock (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended). Accordingly, these shareholders, individually or if they were to act as a group or vote in the same manner, may be able to influence the outcome of shareholder votes, including the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets. These shareholders may make decisions that are adverse to other shareholders' interests. This ownership concentration may also adversely affect the market price of our common stock.

Any future sale of a substantial number of shares included in our current registration statement could depress the trading price of our stock, lower our value and make it more difficult for us to raise capital.

In accordance with the terms of the Securities Purchase Agreement dated August 20, 2007 between us and the investors named therein, we filed a registration statement with and declared effective by the SEC, to register the shares included in our Units issued pursuant to the Securities Purchase Agreement, including shares underlying warrants included in the Units. In addition, pursuant to the exercise of previously granted piggyback registration rights, each of Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Care Capital Investments II, LP, Care Capital Offshore Investments II, LP and Essex Woodlands Health Ventures V, L.P. have exercised their piggyback registration rights to include an aggregate of 26,584,016 shares in such registration statement. As a result, 34,243,273 shares (representing approximately 65% of our shares outstanding on a fully-diluted basis – including all derivative securities, whether or not currently exercisable) are available for resale by selling stockholders under the registration statement. If some or all of the shares included in such registration statement are sold by our affiliates and others it may have the effect of depressing the trading price of our common stock. In addition, such sales could lower our value and make it more difficult for us to raise capital if needed in the future.

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

October 31, 2012	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

