Form 10-K
period 2012-12-31
ACURA PHARMACEUTICALS, INC
filed 2013-03-04
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number 1-10113

ACURA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

New York	11-0853640
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

616 N. North Court, Suite 120, Palatine, Illinois	60067
(Address of principal administrative office)	(Zip code)

Registrant's telephone number, including area code: 847 705 7709

Securities registered pursuant to section 12(b) of the Act: Common Stock, par value $0.01 per share	Name of each exchange on which registered: NASDAQ Capital Market

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

☐ Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the last sale price on the NASDAQ Capital Market of the Common Stock of $3.14 on June 29, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $38.2 million.

As of February 28, 2013, the registrant had 46,369,966 shares of Common Stock, par value $0.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on or about May 1, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Acura Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2012

Tablet of Contents

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to, our and our licensee’s ability to successfully launch and commercialize our products and technologies including Oxecta Tablets and Nexafed Tablets, the price discounting that may be offered by Pfizer for Oxecta, our and our licensee’s ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies and the market acceptance of and competitive environment for any of our products, the willingness of wholesalers and pharmacies to stock Nexafed Tablets, expectations regarding potential market share for our products and the timing of first sales, our ability to enter into additional license agreements for our Aversion Technology product candidates, our exposure to product liability and other lawsuits in connection with the commercialization of our products, the increasing cost of insurance and the availability of product liability insurance coverage, the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties, and the ability of our patents to protect our products from generic competition, our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation, and the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development to meet OTC Monograph standards as applicable, the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates, changes in regulatory requirements, adverse safety findings relating to our product candidates, whether the FDA will agree with our analysis of our clinical and laboratory studies and how it may evaluate the results of these studies or whether further studies of our product candidates will be required to support FDA approval, whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and will be able to promote the features of our abuse discouraging technologies, whether our product candidates will ultimately deter abuse in commercial settings and whether our Impede technology will disrupt the processing of pseudoephedrine into methamphetamine. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “indicates,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in Item 1A of this Report.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We are a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed two proprietary technologies. Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse. Pfizer Inc.’s Oxecta® (oxycodone HCl) tablets, CII is the first approved and marketed product utilizing Aversion and is commercialized under a license agreement we have with a subsidiary of Pfizer, or the Pfizer Agreement. We have also developed our Impede™ Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine. We have launched in the United States Nexafed® (pseudoephedrine HC1) tablets formulated with our Impede Technology.

We have 7 additional opioid products utilizing Aversion in various stages of development. Pursuant to a September 24, 2012 letter agreement with Pfizer, all rights to these development-stage opioid products have reverted back to us. Our product containing hydrocodone bitartrate and acetaminophen utilizing the Aversion technology, or hydrocodone/acetaminophen, is the most advanced opioid product in development and the primary focus of our opioid development efforts. Hydrocodone/acetaminophen is the most widely prescribed and often abused opioid product in the United States. Pfizer previously completed a clinical study demonstrating the hydrocodone/acetaminophen product is bioequivalent to its reference listed drug. We filed an Investigational New Drug Application, or IND, with the Food and Drug Administration, or FDA, on December 20, 2012. We expect that the development program for our hydrocodone/acetaminophen product and our other Aversion opioid products in development will be consistent with that of Oxecta. We anticipate submitting a 505(b)(2) NDA with the FDA for our hydrocodone/acetaminophen product in the first half of 2014.

We launched Nexafed commercially in mid-December 2012 into the $1 billion United States over the counter market, or OTC, for cold and allergy products containing a decongestant. Nexafed was demonstrated in a clinical study to meet the FDA Guideline standards for bioequivalence to the reference drug Sudafed® marketed by Johnson & Johnson Corporation. We anticipate developing line extensions for our Nexafed franchise to capitalize on the many different combination offerings in the OTC cold/allergy market. We also have been working on the next generation of our Impede Technology in order to further improve our Nexafed franchise.

We also have discovered an early-stage technology which, in proof of concept laboratory tests, demonstrates the ability to limit the release of the active ingredient from tablets when multiple tablets are consumed simultaneously.

Our Strategy

Our goal is to become a leading specialty pharmaceutical company focused on addressing the growing societal problem of pharmaceutical drug abuse by developing a broad portfolio of products with abuse deterrent features and benefits. Specifically, we intend to:

•	Capitalize on our experience and expertise in the research and development of technologies that address medication abuse and misuse. We have two products commercially launched containing our Aversion and Impede Technologies. We continue to invest in improvements in these technologies and to innovate new technologies to address medication abuse and misuse.

•	Leverage our technologies by developing a full line of pharmaceutical products which utilize our proprietary technologies. Medication abuse and misuse is not limited to single drugs but often pervades entire drug categories. We intend to develop multiple products in the prescription opioid and OTC cold/allergy markets with our technologies.

•	Commercialize our products with our internal resources or license to strategically focused companies in the United States and other geographic territories. We have developed a small infrastructure to commercialize our OTC products that utilize the Impede Technology. We have licensed our Aversion Technology to Pfizer for use in Oxecta in the United States, Canada and Mexico. We are seeking licensing partners for our other Aversion technology worldwide and marketing partners for Nexafed outside the United States.

•	Maintain an efficient internal cost structure. We maintain an efficient internal cost structure focused on discovering new technologies and developing product formulations using those technologies. We also have a small, focused OTC marketing and sales team. We outsource many high cost elements of development and commercialization, such as clinical trials and commercial manufacturing that minimize required fixed overhead and capital investment and thereby reduces our business risk.

•	In-license or acquire technologies and/or products to expand our portfolio of technologies and products. We intend to pursue the in-license or acquisition of product candidates and technologies that will allow us to expand our portfolio of products. Such in-licensing or acquisition transactions, if successfully completed, of which no assurance can be given, may include product candidates or technologies for pain relief, addiction, and other drugs.

Aversion Technology Overview

Aversion Technology is a unique composition of inactive pharmaceutical ingredients utilized with an opioid or other drug susceptible of abuse to provide abuse deterrent functionality. We have three issued U.S. patents covering all of our Aversion Technology opioid products, which patents expire between 2023 and 2025. Our Aversion Technology products are intended to provide the same therapeutic benefits of the active drug ingredient as currently marketed products containing the same active pharmaceutical ingredient, while simultaneously discouraging some of the common methods of pharmaceutical product misuse and abuse described below.

The extent and manner in which any of the features described below will be described in the FDA approved label for our pipeline products will be dependent on the results of and the acceptance by the FDA of our and our licensees’ studies for each product.

Intended to Deter I.V. Injection of Opioids Extracted from Dissolved Tablets

Drug abusers may dissolve pharmaceutical tablets or capsules in water, alcohol, or other common solvents, filter the dissolved solution into a syringe, and inject the resulting fluid intravenously to obtain euphoric effects. Aversion Technology tablets dissolved in generally available solvents, including water or alcohol, into a volume and form suitable for intravenous injection, converts the tablet into a viscous gel mixture. We believe this gel will limit or impede drug abusers from extracting and injecting the active ingredients from our tablets.

Intended to Deter Nasal Snorting

Drug abusers may crush pharmaceutical tablets or capsules and intranasally snort the resulting powder to absorb active ingredient through the nasal passages to obtain euphoric effects. The combination of Aversion Technology inactive ingredients is intended to induce nasal passage discomfort if the tablets are snorted. We believe products which utilize Aversion Technology may be disliked and will discourage prospective nasal drug abusers from snorting crushed tablets or capsules.

Oxecta

Oxecta is a Schedule II narcotic indicated for the management of acute and chronic moderate to severe pain where the use of an opioid analgesic is appropriate. Oxecta utilizes our Aversion Technology. Pfizer received FDA approval for its 505(b)(2) NDA for Oxecta on June 17, 2011 and introduced the product into the market in February 2012. To our knowledge, Pfizer has not initiated marketing of Oxecta to physicians and is awaiting advice from the FDA on their proposed physician promotion materials which were submitted to the FDA in July 2012. As such, Pfizer’s attained no meaningful sales of Oxecta in 2012.

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

Aversion Technology Opioid Products in Development

We have multiple opioid products utilizing our Aversion Technology in various stages of development. Pursuant to a September 24, 2012 agreement with Pfizer, the license and/or option rights to these products were returned to us by Pfizer and we retain all rights to develop and commercial these products worldwide.

Aversion Technology Tablets	Comparable Brand Name[1]	Status
Hydrocodone bitartrate/acetaminophen	Vicodin®, Lortab®, Norco®	Bioequivalence to reference listed drug demonstrated. IND submitted to the FDA on December 20, 2012. NDA submission targeted for the first half of 2014.
Hydromorphone HCl	Dilaudid®	Proof of Concept[2]
Methadone HCl	Methadose	Proof of Concept[2]
Morphine Sulfate	MSIR®	Proof of Concept[2]
Oxycodone HCl/acetaminophen	Percocet®	Proof of Concept[2]
Oxymorphone HCl	Opana®	Proof of Concept[2]
Tramadol HCl	Ultram®	Proof of Concept[2]

1 Comparable Brand Name refers to currently marketed prescription products in the United States containing the same active analgesic ingredient(s) as in the corresponding Aversion Technology product.

2 Proof of Concept is attained upon demonstration of product stability and bioavailability parameters. All proof of concept formulations contain niacin and will require reformulation.

Development of Hydrocodone/Acetaminophen

Our hydrocodone/acetaminophen product was previously under development by Pfizer who, before returning the product to us: (a) successfully removed niacin from the formulation, (2) demonstrated bioequivalence to a reference listed drug and (3) held a pre-IND meeting with the FDA. We expect our clinical development program for our hydrocodone/acetaminophen product to consist of:

•	A pharmacokinetic study in about 36 fasted subjects to establish bioequivalence of product made by a new contract manufacturer to the FDA’s reference listed drug and determine the food effect on our drug;
•	A pharmacokinetic study in about 24 subjects to establish safety compared to the reference listed drugs tramadol/acetaminophen (for acetaminophen) and hydrocodone bitartrate/ibuprofen (for hydrocodone);
•	A pharmacokinetic study in about 24 subjects demonstrating dose proportionality of our formulation;
•	A nasal abuse liability liking study in about 40 recreational drug users against a reference drug;
•	Laboratory studies demonstrating extraction, syringing and particle size characteristics of our product; and
•	An assessment of the routes of abuse of hydrocodone products.

We submitted an IND to the FDA for our hydrocodone/acetaminophen product on December 20, 2012 which became effective in late January 2013 and allows us to commence clinical trials. Based on the development program outlined above, we anticipate preparing and submitting a 505(b)(2) NDA for our hydrocodone/acetaminophen product in the first half of 2014.

We continue to evaluate possible partnering of our Aversion development products with alternative strategic partners.

U.S. Market Opportunity for Opioid Analgesic Products Utilizing Aversion Technology

The misuse and abuse of prescription drug products in general, and opioid analgesics in particular, is a significant societal problem that has been described as epidemic in nature by Joseph A. Califano, Jr., Chairman and President, National Center for Addiction and Substance Abuse at Columbia University, July 2005. Results from the 2009 National Survey on Drug Use and Health indicate prescription drug abusers have supplanted abusers of all illicit drugs except marijuana. The survey estimated that 35 million people in the United States, or more than 10% of the population, have engaged in the non-medical use of prescription opioid analgesics at some point in their lifetime. IR Opioid Products comprise the vast majority of this abuse compared with ER Opioid Products. In addition, it is estimated that more than 75 million people in the United States suffer from pain and the FDA estimates more than 45 million people receive a prescription for the opioid hydrocodone annually. For many pain sufferers, opioid analgesics provide their only pain relief. As a result, opioid analgesics are among the largest prescription drug classes in the United States with over 260 million tablet and capsule prescriptions dispensed in 2011 of which approximately 244 million were for IR Opioid Products and 16 million were for ER Opioid Products. However, physicians and other health care providers at times are reluctant to prescribe opioid analgesics for fear of misuse, abuse, and diversion of legitimate prescriptions for illicit use.

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

IR Opioid Products(1)	2011 US Prescriptions (Millions)(2)	% of Total
Hydrocodone	137	56
Oxycodone	54	22
Tramadol	37	15
Codeine	13	5
3 others	3	2
Total (Average)	244	100

[1] Includes all salts and esters of the opioid and opioids in combination with other active ingredients such as acetaminophen.
2IMS Health, 2011

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

Lifetime Non-Medical Use of Selected Pain Relievers, Age 12 or Older: 2010

Source: SAMHSA, Office of Applied Studies, 2010 National Survey on Drug Use and Health.

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

Product Labeling for Aversion Technology Products

In January 2013, the FDA published a draft guidance for industry on the evaluation and labeling of abuse-deterrent opioids. While this guidance is non-binding on the FDA, it outlines FDA’s current thinking on the labeling of abuse-deterrent products. FDA encourages sponsors to seek approval of proposed product labeling that sets forth the results of physiochemical, physiologic, pharmacodynamic, pharmacokinetic, and/or formal postmarketing studies that appropriately characterizes the abuse-deterrent properties of a product. To date, FDA has limited data correlating the potentially abuse-deterrent properties of certain opioid drug products with actual reduction in abuse or adverse events associated with abuse. When the data predict or show that a product’s potentially abuse-deterrent properties can be expected to, or actually do, result in a significant reduction in that product’s abuse potential, these data, together with an accurate characterization of what the data mean, should be included in product labeling.

We or our licensee may seek to include descriptions of studies that characterize the abuse-deterrent properties in the label for our Aversion Technology products in development. Although the FDA approved label for Oxecta contains limitations on exposing Oxecta tablets to water and other solvents and administration through feeding tubes, the FDA approved Oxecta label does not contain a description of the I.V. injection studies we performed to characterize the abuse deterrent properties of Oxecta. Pfizer has committed to the FDA to undertake epidemiological studies to assess the actual consequences of abuse of Oxecta in the market. The extent to which a description of the abuse-deterrent properties or results of epidemiological or other studies will be added to or included in the FDA approved product label for our products will be the subject of our discussions with the FDA as part of the NDA review process, even after having obtained approval of Oxecta. Further, because the FDA closely regulates promotional materials, even if FDA initially approves labeling that includes a description of the abuse deterrent properties of the product, the FDA’s Office of Prescription Drug Promotion, or OPDP, will continue to review the acceptability of promotional labeling claims and product advertising campaigns for our marketed products.

Pfizer Agreement

On October 30, 2007, we and King Pharmaceuticals Research and Development, Inc., now a wholly-owned subsidiary of Pfizer, entered into the Pfizer Agreement to develop and commercialize in the United States, Canada and Mexico certain opioid analgesic products utilizing our proprietary Aversion Technology. The Pfizer Agreement initially provided Pfizer with an exclusive license in the United States, Canada and Mexico, or the Pfizer Territory, for Oxecta (oxycodone HCl) Tablets and oxycodone HCl/acetaminophen tablets utilizing Aversion Technology. In addition, the Pfizer Agreement provided Pfizer with an option to license in the Pfizer Territory certain future opioid analgesic products developed utilizing Aversion Technology. Pfizer exercised its option to license two additional product candidates including an undisclosed immediate-release opioid analgesic tablet product and hydrocodone bitartrate/acetaminophen tablets, each of which utilize our Aversion Technology. On September 24, 2012, we entered into a letter agreement with Pfizer which amends the Pfizer Agreement and provides for the termination of Pfizer’s license to our Aversion® Technology used in the three development-stage products licensed to Pfizer and for the transfer of these products back to us. These development-stage products are hydrocodone bitartrate/acetaminophen tablets, oxycodone HCl/acetaminophen tablets and an undisclosed opioid. See the discussion above under the caption “Aversion Technology Opioid Products in Development” for further information regarding the development of these products.

Pursuant to the Pfizer Agreement, we and Pfizer formed a joint steering committee to oversee development and commercialization strategies for Oxecta. Pfizer is responsible, at its own expense, for all regulatory, manufacturing and commercialization activities for Oxecta in all Pfizer Territories. Subject to the Pfizer Agreement, Pfizer will have final decision making authority with respect to all regulatory and commercialization activities for Oxecta.

As of December 31, 2012, we had received aggregate payments of $78.5 million from Pfizer, consisting of a $30.0 million non-refundable upfront cash payment, $17.5 million in reimbursed research and development expenses relating to licensed products, $6.0 million in fees relating to Pfizer’s exercise of its option to license an undisclosed immediate-release opioid analgesic tablet product and hydrocodone bitartrate/acetaminophen tablets, a $5.0 million milestone fee relating to our successful achievement of the primary endpoints for our pivotal Phase III clinical study for Aversion oxycodone HCl with niacin tablets and a $20.0 million milestone fee relating to the FDA’s approval of the Oxecta Tablets NDA. We can also receive a one-time $50 million sales milestone payment upon the first attainment of $750 million in net sales of Oxecta across all Pfizer Territories. In addition, for Oxecta sales occurring on and following February 2, 2013 (the one year anniversary of the first commercial sale of Oxecta), Pfizer will pay us a royalty at one of six rates ranging from 5% to 25% based on the level of annual net sales for Oxecta across all Pfizer Territories, with the highest applicable royalty rate applied to such annual sales.

Pfizer’s royalty payment obligations for Oxecta expire on a country-by-country basis upon the later of (i) the expiration of the last valid patent claim covering Oxecta in such country, or (ii) 15 years from the first commercial sale of Oxecta in such country. No minimum annual fees are payable by either party under the Pfizer Agreement. If Pfizer, after consultation with us, enters into a license agreement with a third party to avoid or settle such third party’s allegations or claims regarding freedom to operate against Oxecta, Pfizer may deduct 50% of any royalties or other license payments it pays to such third party under such license, provided that the royalties payable to us are no less than 80% of the royalties otherwise due to us under the Pfizer Agreement.

The Pfizer Agreement expires upon the expiration of Pfizer’s royalty payment and other payment obligations under the Pfizer Agreement. Pfizer may terminate the Pfizer Agreement in its entirety at any time by written notice to us. We may terminate the Pfizer Agreement in its entirety if Pfizer commences any interference or opposition proceeding challenging the validity or enforceability of any of our patent rights licensed to Pfizer under the Pfizer Agreement. Either party has the right to terminate the Pfizer Agreement on a country-by-country basis if the other party is in material breach of its obligations under the Pfizer Agreement relating to such country, and to terminate the Agreement in its entirety in the event the other party makes an assignment for the benefit of creditors, files a petition in bankruptcy or otherwise seeks relief under applicable bankruptcy laws, in each case subject to applicable cure periods.

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

Impede Technology Overview

Our Impede Technology, a proprietary mixture of inactive ingredients, prevents the extraction of pseudoephedrine, or PSE, from tablets and disrupts the direct conversion of PSE from tablets into methamphetamine. The chemical structure of PSE is very similar to methamphetamine, facilitating a straight-forward chemical conversion to methamphetamine. OTC PSE products are sometimes purchased and used for this conversion. There are multiple known processes to convert PSE to methamphetamine, all of which are not complex and do not require specialized equipment; however, many do require readily available but uncommon ingredients. Two of the three most popular processes follow two general processing steps: (1) dissolving the PSE tablets in a solvent to isolate purified PSE and (2) a chemical reduction of the PSE into methamphetamine for drying into crystals. The third method, or the “one-pot” method, involves the direct chemical reduction of the PSE to methamphetamine in the presence of the tablet’s inactive ingredients. All the solvents used are ultimately dried off or otherwise removed so a vast range of solvents are amenable to the process.

Studies sponsored by us at an independent laboratory and confirmed by a law enforcement agency, demonstrated our Impede Technology prevents the extraction of PSE from tablets for conversion into methamphetamine using what we believe are the two most common extraction methods, each requiring extraction of PSE as an initial step. Laboratory tests conducted on our behalf by an independent CRO using the “one-pot” method demonstrated that our Impede Technology disrupted the direct conversion of PSE from the tablets into methamphetamine. The study compared the amount of pure methamphetamine hydrochloride produced from Nexafed and Sudafed® tablets. Using one hundred 30 mg tablets of both products, multiple one-pot tests and a variety of commonly used solvents, the study demonstrated an average of 38% of the maximum 2.7 grams of pure methamphetamine hydrochloride was recovered from Nexafed. Comparatively, approximately twice as much pure methamphetamine hydrochloride was recovered from Sudafed® tablets. Both products yielded a substantial amount of additional solids such that the purity of the total powder provided contained approximately 65% methamphetamine hydrochloride.

Nexafed

Our Nexafed product is an immediate-release pseudoephedrine HCl, tablet which utilizes our patent pending Impede Technology. PSE is a widely-used nasal decongestant available in many non-prescription and prescription cold, sinus and allergy products We have demonstrated that our Nexafed 30mg tablets is bioequivalent to Johnson & Johnson’s Sudafed® 30mg Tablets when a single 2 tablets dose is administered. Commencing in 2006, the Combat Methamphetamine Epidemic Act, or CMEA, required all non-prescription PSE products to be held securely behind the pharmacy counter, has set monthly consumer purchase volume limits, and has necessitated consumer interaction with pharmacy personnel to purchase PSE-containing products. We intend to capitalize on this consumer-pharmacist interaction at the point of sale by soliciting distribution to pharmacies and educating and encouraging pharmacists to recommend Nexafed to their customers.

We launched Nexafed commercially in mid-December 2012 into the United States OTC market for cold and allergy products following the demonstration in a clinical study that Nexafed met the FDA Guideline standards for bioequivalence to the reference drug Sudafed® marketed by Johnson & Johnson Corporation.

We have shipped Nexafed to several regional and national drug wholesalers for redistribution to pharmacies. We continue to work to expand the wholesaler distribution network for Nexafed. Many of these stocking wholesalers have placed multiple orders with us as pharmacies have begun stocking Nexafed and are depleting the wholesaler inventory.

We are using telemarketing, direct mail, and online and journal advertising to educate pharmacists about Nexafed and encourage pharmacists to recommend Nexafed to their customers. Due to the influence of pharmacists in stocking decisions and pharmacy operations in independent (non-chain) pharmacies, we believe that most of our pharmacy distribution, at this time, is in independent pharmacies, however, we believe that some chain pharmacy stores are stocking Nexafed purchased directly by the store from wholesalers. Transshipment reports provided to us from one wholesaler shows some pharmacies have placed multiple orders with the wholesaler, potentially indicating we are generating some pharmacist recommendations and consumer demand. Through January, 2013 we have shipped approximately $20 thousand in Nexafed sales.

We are marketing our 30mg Nexafed product under FDA’s regulations applicable to OTC Monograph products. Nexafed tablets are offered in 24-count blister packaged cartons and priced comparable to other branded PSE 30mg tablets.

Impede Technology Product in Development

Given the fragmented nature of the PSE market with products containing multiple active ingredients, we are assessing our initial success with the launch of Nexafed and are considering our product development options:

Impede Technology Product	Status
Immediate-release pseudoephedrine HCl in combination with other cold and allergy active ingredients	Formulation developed and stability testing ongoing

 We also have been working on a next generation Impede Technology, an improvement for our Nexafed franchise which is an enhancement on the methamphetamine resistance of our current technology in the one-pot methamphetamine conversion method.

We continue to evaluate possible licensing of our Impede products with commercial partners for distribution outside the United States.

U.S. Market Opportunity for Impede PSE Products

Methamphetamine is a highly addictive illicit drug used non-medically by an estimated 13 million people at some point in their lifetime. In 2006, the CMEA was enacted in response to an alarming increase in and widespread conversion of PSE containing products into methamphetamine. Among other things, the CMEA requires retail stores to maintain their inventory of PSE containing products in a secured location and restricts the amount of PSE products a store can sell to an individual customer. Implementation of the CMEA initially reduced the number of illegal methamphetamine laboratory seizures reported by the Drug Enforcement Administration, or DEA, as the then most commonly used process for conversion of PSE to methamphetamine required substantial quantities of PSE. However, a newer process for converting PSE to methamphetamine requires less PSE. Possibly as a result of this new conversion process, the DEA reported 2010 clandestine methamphetamine laboratory seizures increased 84% over the low reported in 2007. Laboratory seizures were down 12% in 2011. In response to the ongoing methamphetamine problem, several local jurisdictions (state, counties and/or local municipalities) have enacted or propose to enact legislation to require a physician’s prescription to obtain a PSE-containing product.

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

The market for cold, sinus and allergy products is highly competitive and many products have strong consumer brand recognition and, in some cases, prescription drug heritage. Category leading brands are often supported by national mass marketing and promotional efforts. Consumers often have a choice to purchase a less expensive store brand. Store brands contain the same active ingredients as the more popular national brands but are not supported by large marketing campaigns and are offered at a lower price. Non-prescription products are typically distributed through retail outlets including drug store chains, food store chains, independent pharmacies and mass merchandisers. The distribution outlets for PSE products are highly consolidated. According to Chain Drug Review, the top 50 drug, food and mass merchandising chains operate approximately 40,000 pharmacies in the U.S., of which 58% are operated by the four largest chains.

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

Our 2009 survey of PSE 30mg tablet prices at these top four drug chains indicates that branded PSE products were priced, on average, to the consumer at approximately $0.25 per tablet as compared to approximately $0.12 per tablet for the corresponding store brand.

Product Labeling for Impede Technology Products

We are marketing our Nexafed product pursuant to the FDA’s OTC Monograph regulations, which require that our product have labeling as specified in the regulations. We are advertising the extraction characteristics and methaphetamine-resistant benefits of our Nexafed product which is supported by our research studies.

We expect that any of our other Impede Technology products that are marketed pursuant to an NDA or ANDA will be subject to a label approved by the FDA. We expect that such a label will require submission of our scientifically derived abuse liability data and we intend to seek descriptions of our abuse liability studies in the FDA approved product label, although there can be no assurance that this will be the case.

Research and Manufacturing

We conduct research, development, laboratory, manufacturing, and warehousing activities at our operations facility in Culver, Indiana and lease an administrative office in Palatine, Illinois. The 25,000 square foot facility is registered with DEA to perform research, development and manufacture of certain DEA-scheduled active pharmaceutical ingredients and finished dosage form products. We have obtained quotas for supply of DEA-scheduled active pharmaceutical ingredients from the DEA and develop finished dosage forms in our Culver facility. We manufacture clinical trial supplies of drug products in our Culver facility in volumes sufficient to meet FDA standards for NDAs. In addition to internal capabilities and activities, we engage numerous clinical research organizations, or CROs, with expertise in regulatory affairs, clinical trial design and monitoring, clinical data management, biostatistics, medical writing, laboratory testing and related services. Pfizer is responsible for commercial manufacturer of Oxecta under the Pfizer Agreement. We expect that future opioid product candidates developed and licensed by us will be commercially manufactured by our licensees or other qualified third party contract manufacturers.

We rely on a contract manufacture to manufacture, package and supply our commercial quantities of Nexafed. Initially, we will source our commercial requirements of Nexafed from a single manufacturer and will not have a second source. Although we believe there are alternate sources of supply that can satisfy our commercial requirements, replacing or adding a contract manufacture will result in additional costs and may delay or interrupt the supply of Nexafed.

In 2012, we completed initial discovery research on a new technology to address abuse and misuse of prescription pharmaceutical tablets though the intentional or accidental ingestion of multiple tablets in excess of the recommended dose. In a laboratory proof of concept study with prototype tablets, 100% of the active ingredient from 2 tablets was released in release approximately 15 to 20 minutes compared with approximately 20% being released in the same timeframe when 8 tablets are tested. The synergistic effect of the ingredients in the technology retards the release of the active ingredient when multiple tablets are co-administered. The objective of this technology, if it can be optimized and it translates consistently to human use, of which no assurance can be given, will be to reduce the peak plasma concentration of drug which may be associated with adverse health consequences.

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

We believe potential competitors may be developing opioid abuse deterrent technologies and products. Such potential competitors include, but may not be limited to, Pain Therapeutics, in collaboration with Pfizer, Purdue Pharma, Atlantic Pharmaceuticals, Egalet a/s, KemPharm and Collegium Pharmaceuticals, Inc. These companies appear to be focusing their development efforts on ER opioid Products, except for Atlantic Pharmaceuticals, while the majority of our Aversion Technology opioid analgesic product candidates under development, are IR opioid Products. Pfizer, our partner for Oxecta, is also developing and/or marketing ER opioid Products, other analgesic products and non-analgesic products, all of which will compete for development and commercialization resources with our products, which may delay development or adversely impact the sales of our products.

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

We are aware that some large pharmaceutical companies in the past have sought to develop PSE technologies or products that resist conversion into methamphetamine, but believe those efforts have been discontinued, although there can be no assurance that this is the case. Highland Pharmaceuticals has recently launched in certain test markets a PSE product that is stated to resist PSE extraction in aqueous solutions.

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

In addition to our issued U.S. patents, we have filed multiple U.S. patent applications and international patent applications relating to compositions containing abusable active pharmaceutical ingredients as well as applications covering our Impede Technology. Except for those rights conferred in the Pfizer Agreement, we have retained all intellectual property rights to our Aversion Technology, Impede Technology, and related product candidates. See below under the caption Legal Proceedings contained in Item 3 of this Report for a discussion of our pending patent infringement actions against three generic sponsors of ANDAs for generic drugs listing Oxecta as the reference drug.

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

The FDA Drug Approval Process

The process of drug development is complex and lengthy. The activities undertaken before a new pharmaceutical product may be marketed in the U.S. generally include, but are not limited to, preclinical studies; submission to the FDA of an Investigational New Drug application, or IND, which must become active before human clinical trials may commence; adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; submission to the FDA of an NDA; acceptance for filing of the NDA by FDA; satisfactory completion of an FDA pre-approval inspection of the clinical trial sites and manufacturing facility or facilities at which both the active ingredients and finished drug product are produced to assess compliance with, among other things, patient informed consent requirements, the clinical trial protocols, current Good Clinical Practices, or GCP, and cGMPs; and FDA review and approval of the NDA prior to any commercial sale and distribution of the product in the U.S.

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

Each NDA requires payment of a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, as periodically amended. According to FDA’s fee schedule, effective on October 1, 2012, for the 2013 fiscal year, the user fee for an application fee requiring clinical data, such as an NDA is $1,958,800. The FDA adjusts PDUFA user fees on an annual basis. PDUFA also imposes annual product and facility fees. The annual product fee for prescription drugs and biologics for the 2013 fiscal year is $98,380 and the annual facility fee for facilities used to manufacture prescription drugs and biologics for the 2013 fiscal year is $526,500. A written request can be submitted for a waiver of the application fee for the first human drug application that is filed by a small business, but no waivers for product or establishment fees are available. Where we are subject to these fees, they are significant expenditures that may be incurred in the future and must be paid at the time of submission of each application to FDA.

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

Other Healthcare Laws and Compliance Requirements

We and our licensees that commercialize our products are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. For example, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The reach of the Anti-Kickback Statute was broadened by the Health Care Reform Law, which, among other things, amends the intent requirement of the statute so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. The Healthcare Reform Law also provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. The civil False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. Violations of these laws or any other federal or state fraud and abuse laws may subject our licensees to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs, which could harm the commercial success of our products and materially affect our business, financial condition and results of operations.

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

Employees

We have 15 full-time employees, nine of whom are engaged in the research, development and manufacture of product candidates utilizing our proprietary Aversion® and Impede™ Technologies. The remaining employees are engaged in administrative legal, accounting, finance, marketing, market research, and business development activities. All of our senior management and most of our other employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Our future operating results may vary substantially from anticipated results due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. If any of the following factors actually occur, our business, financial condition or results of operations could be materially harmed. In that case, the value of our common stock could decline substantially and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We are largely dependent on the commercial success of Oxecta and we have not generated any revenue from sales of Oxecta.

We anticipate that, for at least the next several years, our ability to generate revenues and become profitable will depend in large part on the commercial success of our only FDA approved product, Oxecta, which in turn, will depend on several factors, including our licensee Pfizer’s ability to:

•	successfully launch of Oxecta in the United States;

•	obtain and increase market demand for, and sales of, Oxecta;

•	obtain acceptance of Oxecta by physicians and patients;

•	obtain and maintain adequate levels of coverage and reimbursement for Oxecta from commercial health plans and government health programs, which we refer to collectively as third-party payors, particularly in light of the availability of other branded and generic competitive products;

•	maintain compliance with regulatory requirements;

•	price Oxecta competitively and enter into price discounting contracts with third-party payors;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms;

•	manufacture and supply Oxecta to meet commercial demand, including obtaining sufficient quota from the Drug Enforcement Adminstration; and

•	maintain intellectual property protection for Oxecta and obtaining favorable drug listing treatment by the FDA to minimize generic competition.

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

In July 2012 Pfizer exercised its right to terminate the license to the three products in development, or the returned products, under the Pfizer Agreement. The termination of such license provides for the return to us of oxycodone hydrochloride with acetaminophen, hydrocodone bitartrate with acetaminophen and another undisclosed opioid product. Pursuant to a letter agreement between us and Pfizer dated September 24, 2012, the effective date of such termination was accelerated from the 12-month period provided in the Pfizer Agreement to the date of the letter agreement. As of such date, we have the right to develop the returned products on our own or in partnership with a third party. Our plan for developing, manufacturing and commercialize the returned products includes entering into an agreement similar to the Pfizer Agreement with a strategically focused pharmaceutical company. However, there can be no assurance that we will be successful in entering into such an agreement. Pending any such agreement, we expect to continue the development of our hydrocodone bitartrate with acetaminophen product on our own. Although we believe we have sufficient cash resources to fund the development of such product and submit a corresponding NDA to the FDA, there can be no assurance that this will be the case. The continued development of our hydrocodone bitartrate with acetaminophen product and the other returned products may require additional financing, which may not be available on acceptable terms, or at all. In the absence of available financing, or our failure to successfully enter into a license agreement with a pharmaceutical company to develop and commercialize the returned products, we may have to limit the size or scope of, or delay or abandon the development of some or all of the returned products, which would adversely impact our financial condition and results of operations.

We have a history of operating losses and may not achieve profitability sufficient to generate a positive return on shareholders’ investment.

We had a net loss of $9.7 million for the year ended December 31, 2012, net income of $10.4 million for the year ended December 31, 2011 and a net loss of $12.7 million and $15.8 million for the years ended December 31, 2010 and 2009, respectively. Our future profitability will depend on several factors, including:

•	our receipt of royalties relating to our FDA approved Oxecta Tablets, for which we only receive royalties on sales occurring on and following February 2, 2013, the one year anniversary of the first commercial sale of Oxecta Tablets;

•	our receipt of milestone payments and royalties relating to our Aversion Technology products in development, including the products returned by Pfizer, from future licensees, of which no assurance can be given;

•	the receipt of FDA approval and the successful commercialization by future licensees (if any) of products utilizing our Aversion Technology and our ability to commercialize our Impede Technology without infringing the patents and other intellectual property rights of third parties; and

•	our successful launch and marketing of Nexafed and other products utilizing our Impede Technology, and market acceptance, increased demand for and sales of Nexafed.

We cannot assure you that our Oxecta or Nexafed products will be successfully commercialized or our Aversion Technology products in development will be successfully developed or be approved for commercialization by the FDA.

We recognized revenues of $0, $20.5 million, $3.3 million and $3.8 million in the years ended December 31, 2012, 2011, 2010 and 2009, respectively, from payments received under the Pfizer Agreement. However, we have not yet generated any royalty revenues from Oxecta product sales. Even if Pfizer succeeds in commercializing Oxecta, or if we or a licensee succeed in developing and commercializing one or more of our pipeline Aversion Technology products, or if we are successful in commercializing our Impede Technology products, we expect to continue using cash reserves for the foreseeable future. Our expenses may increase in the foreseeable future as a result of continued research and development of our product candidates, including the three products returned to us by Pfizer under the Pfizer Agreement, maintaining and expanding the scope of our intellectual property, commercializing our Nexafed product, and hiring of additional research and development staff.

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

Pending the receipt of royalties, if any, under the Pfizer Agreement or milestone payments and royalties under similar license agreements that we may enter into with other pharmaceutical companies in the future, of which no assurance can be given, we must rely on our current cash reserves, revenues from sales of Nexafed and third-party financing to fund operations and product development activities. No assurance can be given that current cash reserves or revenues from Nexafed product sales will be sufficient to fund the continued operations and development of our product candidates until such time as we generate additional revenue from the Pfizer Agreement or any similar future license agreements. Moreover, no assurance can be given that we will be successful in raising additional financing or, if funding is obtained, that such funding will be sufficient to fund operations until product candidates utilizing our Aversion and Impede Technologies may be commercialized.

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

We are committing a majority of our resources to the development of product candidates utilizing our Aversion and Impede Technologies. Notwithstanding the receipt of FDA approval of Oxecta Tablets and our marketing of Nexafed, there can be no assurance that any other product candidate utilizing our Aversion or Impede Technologies will meet FDA’s standards for commercial distribution. Further there can be no assurance that other product candidates that may be developed using Aversion Technology or Impede Technology will achieve the targeted end points in the required clinical studies or perform as intended in other pre-clinical and clinical studies or lead to an NDA submission or filing acceptance. Our failure to successfully develop and achieve final FDA approval of our product candidates in development will have a material adverse effect on our financial condition.

If the FDA disagrees with our determination that certain of our products meet the over-the-counter, or OTC, requirements, once those products are commercialized, they may be removed from the market; the FDA or the U.S. Federal Trade Commission, or FTC, may object to our advertisement and promotion of the extraction characteristics and benefits of Nexafed.

Drugs that have been deemed safe and effective by the FDA for use by the general public without a prescription are classified as OTC drug products. Certain OTC drug products may be commercialized without premarket review by the FDA if the standards set forth in the applicable regulatory monograph are met. An OTC monograph provides the marketing conditions for the applicable OTC drug product, including active ingredients, labeling, and other general requirements such as compliance with cGMP and establishment registration. Any product which fails to conform to each of the general conditions and a monograph is subject to regulatory action. Further, although the FDA regulates OTC drug product labeling, the FTC regulates the advertising and marketing of OTC drug products. We believe that Nexafed is classified for OTC sale under an FDA OTC monograph which will allow us to commercialize them without submitting an NDA or ANDA to the FDA. We have also determined that, provided we adhere to the FDA’s requirements for OTC monograph products, including product labeling, we can advertise and promote the extraction characteristics and benefits of Nexafed which are supported by our research studies. No assurance can be given, however, that the FDA will agree that Nexafed may be sold under the FDA’s OTC monograph product regulations or that the FDA or FTC will not object to our advertisement and promotion of Nexafed’s extraction characteristics and benefits. If the FDA determines that Nexafed does not conform to the OTC monograph or if we fail to meet the general conditions, once commercialized, the product may be removed from the market and we may face various actions including, but not limited to, restrictions on the marketing or distribution of such products, warning letters, fines, product seizure, or injunctions or the imposition of civil or criminal penalties. Any of these actions may materially and adversely affect our financial condition and operations. If the FDA requires that we submit a NDA or ANDA to obtain marketing approval for Nexafed, this would result in substantial additional costs, suspend the commercialization of Nexafed and require FDA approval prior to sale, of which no assurance can be provided. In such case, the label for Nexafed would be subject to FDA review and approval and there can be no assurance that we will be able to market Nexafed with labeling sufficient to differentiate it from products that have comparable therapeutic profiles. If we are unable to advertise and promote the extraction characteristics of Nexafed, we may be unable to compete with national brands and pharmacy chain store brands.

Our Aversion and Impede Technology products may not be successful in limiting or impeding abuse or misuse upon commercialization.

We are committing a majority of our resources to the development of products utilizing our Aversion and Impede Technologies. Notwithstanding the receipt of FDA approval of Oxecta Tablets and the results of our numerous clinical and laboratory studies for Oxecta, Nexafed, and our Aversion and Impede Technology products in development, there can be no assurance that Oxecta, Nexafed or any other product utilizing our Aversion or Impede Technologies will perform as tested and limit or impede the actual abuse or misuse of such products in commercial settings. Moreover, there can be no assurance that the post-approval epidemiological study required by the FDA as a condition of approval of Oxecta will show a reduction in the consequences of abuse and misuse by patients for whom Oxecta is prescribed. The failure of Oxecta, Nexafed or other products utilizing our Aversion and Impede Technologies to limit or impede actual abuse or misuse in practice will have a material adverse impact on market acceptance for such products and on our financial condition and results of operations.

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

The FDA also has the authority to revoke or suspend approvals of previously approved products for cause, to debar companies and individuals from participating in the drug-approval process, to request recalls of allegedly violative products, to seize allegedly violative products, to obtain injunctions to close manufacturing plants allegedly not operating in conformity with current cGMP and to stop shipments of allegedly violative products. In the event the FDA takes any such action relating to our products, such actions would have a material adverse effect on our operations and financial condition.

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

We commenced the launch and commercial distribution of Nexafed in mid-December 2012. Nexafed will compete in the highly competitive market for cold, sinus and allergy products generally available to the consumer without a prescription. Many of our competitors have substantially greater financial and other resources and are able to expend more funds and effort than us in marketing their competing products. Category leading brands are often supported by regional and national advertising and promotional efforts. Nexafed will compete with national brands as well as pharmacy store brands that are offered at a lower price. There can be no assurance that we will succeed in commercializing Nexafed, or that even if commercialized, that the pricing of Nexafed will allow us to generate significant revenues or profit. Regulations have been enacted in several state or local jurisdictions requiring a doctor’s prescription to obtain pseudoephedrine products. An expansion of such restrictions to other jurisdictions or even nationally will adversely impact our ability to market Nexafed as an OTC product and generate revenue from Nexafed product sales.

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

Because healthcare costs have risen significantly, numerous initiatives and reforms by legislatures, regulators and third-party payers to curb these cost increases have resulted in a trend in the healthcare industry to consolidate product suppliers and purchasers. As the healthcare industry consolidates, competition among suppliers to provide products to purchasers has become more intense. This in turn has resulted and will likely continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, and large single accounts continue to use their market power to influence product pricing and purchasing decisions. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to influence the worldwide healthcare industry, resulting in further business consolidations, which may exert further downward pressure on the prices of our anticipated products. This downward pricing pressure may adversely impact our business, financial condition or results of operations. Under our agreement with Pfizer, Pfizer controls the price of Oxecta and may provide price discounts and price reductions in its discretion. Such price discounts and reductions will reduce the net sales of our licensed products and, correspondingly, our royalty payments, if any, under the Pfizer Agreement.

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

We are aware of a certain issued United States patent owned by a third party having claims similar to our second generation Impede Technology directed to ingredient amounts that are generally less than the amounts used in our technology. While we believe our technology does not infringe this patent, we cannot provide assurance that we will not be sued under such patent or if sued, that we will prevail in any such suit.

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

On September 20, 2012, we announced that we had received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from a generic sponsor of an ANDA for a generic drug listing Oxecta as the reference listed drug. Since such date, we have received similar Paragraph IV Notices from three other generic pharmaceutical companies that have filed ANDAs listing Oxecta as the reference drug. The Paragraph IV Notices refer to our U.S. Patent Numbers 7,201,920, 7,510,726 and 7,981,439, which cover our Aversion Technology and Oxecta. The Paragraph IV Notices state that each generic sponsor believes that such patents are invalid, unenforceable or not infringed. Pfizer has advised us that it will not exercise its first right under our license agreement to control the enforcement of our patents licensed to Pfizer for Oxecta against these generic sponsors. As a result, on October 31, 2012, we initiated suit against each of Watson Laboratories, Inc. - Florida, Par Pharmaceutical, Inc., Impax Laboratories, Inc. and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement of our U.S. Patent No. 7,510,726 listed in the FDA’s Orange Book. The commencement of such litigation prohibits the FDA from granting approval of the filed ANDAs until the earliest of 30 months from the date the FDA accepted the application for filing, or the conclusion of litigation. The above actions are referred to as the “Paragraph IV Proceedings.”

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

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. Product liability claims might be made by patients, or health care providers or others that sell or consume our products. These claims may be made even with respect to those products that possess regulatory approval for commercial sale. We are currently covered by clinical trial product liability insurance on a claims-made basis and for product liability insurance covering our sale and distribution of Nexafed. This coverage may not be adequate to cover any product liability claims. Product liability coverage is expensive. In the future, we may not be able to maintain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against losses due to product liability claims. Any claims that are not covered by product liability insurance could have a material adverse effect on our business, financial condition and results of operations.

The pharmaceutical industry is characterized by frequent litigation. Those companies with significant financial resources will be better able to bring and defend any such litigation. No assurance can be given that we would not become involved in future litigation, in addition to the ongoing Reglan/Metoclopramide mass tort litigation discussed below under “Item 3. Legal Proceedings”. Such litigation may have material adverse consequences to our financial condition and results of operations.

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

Our Impede Technology products containing PSE, including Nexafed, will compete in the highly competitive market for cold, sinus and allergy products generally available to the consumer without a prescription. Some of our competitors will have multiple consumer product offerings both within and outside the cold, allergy and sinus category providing them with substantial leverage in dealing with a highly consolidated pharmacy distribution network. The competing products may have well established brand names and may be supported by national or regional advertising. Nexafed will compete directly with Johnson & Johnson’s Sudafed® brand as well as generic formulations manufactured by Perrigo Company and others.

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

We are dependent on our management and scientific team, including Robert Jones, our President and Chief Executive Officer, Peter A. Clemens, our Chief Financial Officer, and Albert W. Brzeczko, Ph.D., our Vice President of Technical Affairs. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. While we have employment agreements with certain employees, all of our employees are at-will employees who may terminate their employment at any time. We do not have key personnel insurance on any of our officers or employees. The loss of any of our key personnel, or the inability to attract and retain such personnel, may significantly delay or prevent the achievement of our product and technology development and business objectives and could materially adversely affect our business, financial condition and results of operations.

Our products are subject to regulation by the U.S. Drug Enforcement Administration, or DEA, and such regulation may affect the development and sale of our products.

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

The market price of our common stock, like the market price for securities of pharmaceutical and biotechnology companies, has historically been highly volatile. The stock market from time to time experiences significant price and volume fluctuations unrelated to the operating performance of particular companies. Factors, such as fluctuations in our operating results, future sales of our common stock, announcements of the timing and amount of product sales, announcements of the status of development of our products, announcements of technological innovations or new therapeutic products by us or our competitors, announcements regarding collaborative agreements, laboratory or clinical trial results, government regulation, FDA determinations on the approval of a product candidate NDA submission, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and general market conditions may have a substantial effect on the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation and shareholder derivative litigation has often been instituted. A securities class action suit or shareholder derivative suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and result in a material adverse affect on our financial condition and results of operations.

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

Because Our Principal Shareholders Control A Large Percentage Of Our Voting Power, Other Stockholders' Voting Power May Be Limited

Our principal shareholders, Galen Partners III, L.P and its affiliates, Care Capital Investments II, LP and its affiliate and Essex Woodlands Health Ventures V, beneficially own approximately 29.8%, 23.0% and 22.2%, respectively, of our outstanding common stock (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended). Accordingly, these shareholders, individually or if they were to act as a group or vote in the same manner, may be able to influence the outcome of shareholder votes, including the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets. These shareholders may make decisions that are adverse to other shareholders' interests. This ownership concentration may also adversely affect the market price of our common stock.

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

Future sales of our common stock in the public market by our significant stockholders or other insiders could lower our share price.

Sales of substantial amounts of our common stock in the public market, or the perception that the sales could occur, could cause the market price of our common stocks to decline and could materially impair our future ability to raise capital through offerings of our common stock. As of December 31, 2012, our directors, executive officers, Galen Partners III, L.P. and its affiliates, Care Capital Investments II, LP and its affiliate, and Essex Woodlands Health Ventures V, L.P. owned an aggregate of approximately 73% of our common stock, or 33,507,053 shares. They will be able to sell these shares under Rule 144 of the Securities Act, subject to restrictions in the case of shares held by persons deemed to be our affiliates, or pursuant to our registration statement declared effective by the SEC on November 20, 2007.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2012 fiscal year that remain unresolved.

ITEM 2. PROPERTIES

We lease from an unaffiliated Lessor, approximately 1,600 square feet of administrative office space at 616 N. North Court, Suite 120, Palatine, Illinois 60067. The lease agreement has a term expiring March 31, 2014. The lease agreement provides for rent, property taxes, common area maintenance, and janitorial services on an annualized basis of approximately $25,000 per year. We utilize this lease space for our administrative, marketing and business development functions.

We conduct research, development, laboratory, development scale and NDA submission batch scale manufacturing and other activities relating to developing product candidates using Aversion and Impede Technologies at the facility we own located at 16235 State Road 17, Culver, Indiana. At this location, our wholly-owned subsidiary Acura Pharmaceutical Technologies, Inc., is a 25,000 square foot facility with 7,000 square feet of warehouse, 8,000 square feet of manufacturing space, 4,000 square feet of research and development labs and 6,000 square feet of administrative and storage space. The facility is located on 28 acres of land.

ITEM 3. LEGAL PROCEEDINGS

Paragraph IV ANDA Litigation

On or about September 17, 2012, we believe the FDA internally changed the status of Oxecta to be considered a Reference Listed Drug, or RLD. An RLD is the standard to which all generic versions must be shown to be bioequivalent and a drug company seeking approval to market a generic equivalent must refer to the RLD. By designating Oxecta as an RLD, the FDA was allowed to accept ANDAs referencing Oxecta.

On September 20, 2012, we announced that we had received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from a generic sponsor of an ANDA for a generic drug listing Oxecta as the reference listed drug. Since such date, we have received similar Paragraph IV Notices from three other generic pharmaceutical companies that have filed ANDAs listing Oxecta as the reference drug. The Paragraph IV Notices refer to our U.S. Patent Numbers 7,201,920, 7,510,726 and 7,981,439, which cover our Aversion Technology and Oxecta. The Paragraph IV Notices state that each generic sponsor believes that such patents are invalid, unenforceable or not infringed. Pfizer has advised us that they will not exercise their first right under the Pfizer Agreement to control the enforcement of our patents licensed to Pfizer for Oxecta against these generic sponsors. As a result, on October 31, 2012, we initiated suit against each of Watson Laboratories, Inc. – Florida (Watson), Par Pharmaceutical, Inc., Impax Laboratories, Inc. and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement of our U.S. Patent No. 7,510,726 listed in the FDA’s Orange Book. The commencement of such litigation prohibits the FDA from granting approval of the filed ANDAs until the earliest of 30 months from the date the FDA accepted the application for filing, or the conclusion of litigation.

On January 2, 2013, our motion to dismiss the suit against Watson on the grounds that Watson had amended its ANDA from a Paragraph IV certification to Paragraph III, which indicated its intent not to market its product in advance of our patents expiring, was accepted by the Court.

Litigation is inherently uncertain and we cannot predict the outcome of these infringement actions. If any of these generic companies prevails its respective lawsuit and is able to obtain FDA approval of its product, it may be able to launch its generic version of Oxecta prior to the expiration of our patents in 2025. Additionally, it is possible that other generic manufacturers may also seek to launch a generic version of Oxecta and challenge our patents. Any determination in these infringement actions that our patents covering our Aversion Technology and Oxecta are invalid or unenforceable, in whole or in part, or that the products covered by generic sponsors’ ANDAs do not infringe our patents could have a material adverse affect on our operations and financial condition.

Citizen’s Petition filing with FDA

By designating Oxecta as an RLD, we believe the FDA has acknowledged that Oxecta contains unique properties and/or a unique label that is different from other FDA approved immediate-release oxycodone HCl tablets that do not contain abuse resistant characteristics. As required by the Food and Drug Administration Safety and Innovation Act of July 2012, the FDA published for comment a draft guidance on the development of abuse-deterrent drug products in January 2013. We believe the ANDA applicants that refer to Oxecta as an RLD will have to have substantially equivalent, if not identical, abuse deterrent characteristics to be considered by the FDA as therapeutically equivalent to Oxecta. There can be no assurance, however, that FDA will rely on such guidance for ANDA applicants.

On September 21, 2012, Pfizer, as licensee of our Aversion Technology used in Oxecta under the Pfizer Agreement, filed a Citizen’s Petition with the FDA requesting that the FDA: (1) refrain from permitting an ANDA applicant to rely on Oxecta as a reference listed drug unless the ANDA applicant demonstrates that its product uses the same inactive ingredients as those in Oxecta; (ii) require an ANDA applicant seeking approval of a product that relies on Oxecta as the reference listed drug and uses inactive ingredients different from those in Oxecta to submit an NDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetics Act; and (iii) refrain from rating a product as therapeutically equivalent to Oxecta unless it has the same inactive ingredients as Oxecta. On February 15, 2013 the FDA denied without comment this Citizen’s Petition.

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

In Philadelphia, and California, Generic Defendants, including Acura, also filed dispositive motions based on the Mensing decision.

On November 18, 2011, the Philadelphia trial court denied Generic Defendants’ dispositive motion. In December 2011, the Generic Defendants appealed this ruling. On April 13, 2012, all trial court proceedings were stayed pending decisions by the Pennsylvania appellate courts. On November 28, 2012, the Pennsylvania Superior Court heard the appellate oral argument. A decision on this appeal should be issued later this year and a further appeal to the Pennsylvania Supreme Court likely will follow. This appeal process eventually could result in dismissal of all of the Philadelphia cases against all generic defendants including Acura, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by our insurance carrier.

In California, the trial court issued an April 17, 2012 ruling (confirmed in a May 25, 2012 Order) denying Generic Defendants’ dispositive preemption motions. The Generics Defendants’ appeals from this order were denied by the California appellate courts. Therefore, plaintiffs are now permitted to proceed with their lawsuits including state law claims based on (1) failing to communicate warnings to physicians through “Dear Doctor” letters; (2) failure to update labeling to adopt brand labeling changes; and (3) failure to withdraw generic products from the market. Despite its refusal to grant the demurrer or motion to strike, the California trial court acknowledged the preemptive effect of Mensing so that any claim “that would render the generic defendants in violation of federal law if they are found responsible under a state law cause of action, would not be permissible.” Nonetheless, plaintiffs have not confirmed they ingested any of the generic metoclopramide manufactured by us. Therefore, we expect the number of plaintiffs with possible claims to be reduced voluntarily or by motion practice. Action will be taken in an effort to dismiss Acura from these cases, although there can be no assurance in this regard. As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to this matter as of December 31, 2012. Legal fees related to this matter are currently covered by our insurance carrier.

ITEM 4. MINE SAFETY DISLCOSURES

Not Applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Market Prices of Common Stock

Set forth below for the periods indicated are the high and low sales prices for trading in our common stock on the NASDAQ Capital Market as reported by the NASDAQ Capital Market.

Period	Sale Prices
	High	Low
2011 Fiscal Year
First Quarter	$3.62	$2.91
Second Quarter	6.80	3.16
Third Quarter	4.10	2.28
Fourth Quarter	5.49	2.97

2012 Fiscal Year
First Quarter	$4.23	$3.12
Second Quarter	3.56	2.50
Third Quarter	3.26	1.40
Fourth Quarter	4.50	1.06

2013 Fiscal Year
First Quarter (through January 31, 2013)	$2.77	$1.81

Holders

There were approximately 600 holders of record of our common stock on February 28, 2013. This number, however, does not reflect the ultimate number of beneficial holders of our common stock.

Dividend Policy

The payment of cash dividends is subject to the discretion of our Board of Directors and is dependent upon many factors, including our earnings, our capital needs and our general financial condition. Historically we have not paid any cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders under the caption “Compensation of Executive Officers and Directors - Restricted Stock Unit Award Plan; and Securities Authorized for Issuance under Equity Compensation Plans”.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our audited Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012, and the reports thereon, are included elsewhere in this Report. The selected financial information presented for our 2009 and 2008 operations and for our 2010, 2009 and 2008 balance sheets are derived from our audited Consolidated Financial Statements not presented in this Report.

The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto included elsewhere in this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

OPERATING DATA (in thousands) except per share data	2012	2011	2010	2009	2008
Revenues	$—	$20,466	$3,311	$3,835	$44,437
Operating expenses:
Research and development(1)	3,726	4,037	7,177	5,673	14,322
Selling, general and administrative(2)	6,013	5,895	8,858	11,662	9,133
Interest expense	—	—	—	—	—
Interest income	79	32	42	147	780
Other (expense) income	(8)	(34)	(14)	(3)	(3)
(Loss) income before income tax	(9,668)	10,532	(12,696)	(13,356)	21,759
Income tax expense (benefit)	—	147	11	2,479	7,285
Net (loss) income applicable to common stockholders	(9,668)	$10,385	$(12,707)	$(15,835)	$14,474
(Loss) earnings per share: Basic	$(0.20)	$0.22	$(0.27)	$(0.35)	$0.32
(Loss) earnings per share: Diluted	$(0.20)	$0.22	$(0.27)	$(0.35)	$0.29
Weighted average shares used in computing net earnings (loss) per share: Basic	47,521	47,496	47,029	45,932	45,675
Weighted average shares used in computing net earnings (loss) per share: Diluted	47,521	48,007	47,029	45,932	49,416

(1) Includes stock-based compensation expense of approximately $400, $500, $1,700, $1,900 and $600 for years 2012, 2011, 2010, 2009 and 2008, respectively.

(2) Includes stock-based compensation expense of approximately $1,300, $1,900, $5,100, $7,300 and $3,300 for years 2012, 2011, 2010, 2009 and 2008, respectively.

BALANCE SHEET DATA (in thousands)	2012	2011	2010	2009	2008
Working capital	$26,572	$35,599	$23,289	$28,750	$35,991
Total assets	29,054	37,173	25,493	31,917	42,961
Total liabilities	1,424	530	1,152	2,007	5,897
Accumulated deficit	(335,211)	(325,543)	(335,928)	(323,221)	(307,386)
Stockholders' equity	$27,630	$36,643	$24,341	$29,910	$37,064

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this Report. Operating results are not necessarily indicative of results that may occur in the future periods. Certain statements in this Report under this Item 7, Item 1, "Business", Item 1A, “Risk Factors” and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See page 1 of this Report under the caption “Forward-Looking Statements” for a description of the most significant of such factors.

Company Overview

We are a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed two proprietary technologies. Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse. Pfizer Inc.’s Oxecta® (oxycodone HCl) tablets, CII is the first approved and marketed product utilizing Aversion and is commercialized under an October 2007 license agreement, or Pfizer Agreement, with a subsidiary of Pfizer. We have also developed our Impede™ Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine. We have launched Nexafed® (pseudoephedrine HC1) tablets formulated with our Impede Technology.

We have 7 additional opioid products utilizing Aversion in various stages of development. Pursuant to a September 24, 2012 letter agreement with Pfizer, all rights to these development-stage opioid products have reverted back to us. Hydrocodone bitartrate with acetaminophen, or hydrocodone/acetaminophen, is the most advanced opioid product in development and the primary focus of our opioid development efforts. Hydrocodone/acetaminophen is the most widely prescribed and often abused opioid product in the United States. Pfizer previously completed a clinical study demonstrating the hydrocodone/acetaminophen product is bioequivalent to its reference listed drug. We filed an Investigation New Drug application, or IND, with the Food and Drug Administration, or FDA, on December 20, 2012. We expect that the development program for our hydrocodone/acetaminophen product and our other Aversion opioid products in development will be consistent with that of Oxecta. We anticipate submitting a 505(b)(2) New Drug Application, or NDA, with the FDA for our hydrocodone/acetaminophen product in the first half of 2014.

We launched Nexafed commercially in mid-December 2012 into the $1 billion United States over the counter, or OTC, market for cold and allergy products. Nexafed was demonstrated in a clinical study to meet the FDA Guideline standards for bioequivalence to the reference drug Sudafed® marketed by Johnson & Johnson Corporation. We anticipate developing line extensions for our Nexafed franchise to capitalize on the many different combination offerings in the OTC cold/allergy market. We also have been working on the next generation of our Impede Technology in order to further improve our Nexafed franchise.

We also have discovered an early-stage technology which, in proof of concept laboratory tests, demonstrates the ability to limit the release of the active ingredient from tablets when multiple tablets are consumed simultaneously.

Company’s Present Financial Condition

At December 31, 2012, we had cash, cash equivalents and marketable securities of $27.4 million compared to $35.7 million of cash and cash equivalents at December 31, 2011. We had working capital of $26.6 million at December 31, 2012 compared to working capital of $35.6 million at December 31, 2011. We had an accumulated deficit of approximately $335.2 million and $325.5 million at December 31, 2012 and December 31, 2011, respectively. We had a loss from operations of $9.7 million and a net loss of $9.7 million for the year ended December 31, 2012, compared to income from operations of $10.5 million and net income of $10.4 million for the year ended December 31, 2011. As of January 31, 2013 we had cash, cash equivalents and marketable securities of approximately $25.5 million.

During the year ended December 31, 2012, we recognized gross product sales of $6 thousand derived from the sale of our Nexafed Tablets to two regional wholesalers which were completely offset by a return goods reserve until demand for Nexafed is established. During the year ended December 31, 2011, we recognized revenues of $0.5 million derived from the amortized portion of the $30.0 million upfront cash payment received from Pfizer’s King Pharmaceuticals subsidiary in December 2007, and a $20.0 million milestone fee paid by Pfizer under the Pfizer Agreement relating to FDA approval of the NDA for Oxecta. During the year ended December 31, 2010, we recognized revenues of $3.3 million derived from the $1.1 million amortized portion of the $30.0 million upfront cash payment received from Pfizer’s King Pharmaceutical subsidiary in December 2007 and $2.2 million for reimbursement of research and development expenses for Oxecta Tablets. We have yet to generate any royalty revenues from Pfizer’s sale of Oxecta Tablets. To fund our continued operations, we expect to rely on our current cash resources, additional payments that may be made under Pfizer Agreement and under future license agreements with other pharmaceutical company partners, of which there can be no assurance of obtaining, and revenues from our commercialization of our Nexafed Tablets. Our cash requirements for operating activities may increase in the future as we continue to conduct pre-clinical studies and clinical trials for our product candidates, maintain, defend, and expand the scope of our intellectual property, including the prosecution of the Paragraph IV Proceedings, hire additional personnel, commercialize our Nexafed Tablets, or invest in other areas.

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

Results of Operations for the Years Ended December 31, 2012 and 2011

	December 31
	2012	2011	Change
	$000’s		$000’s	Percent
Revenues
Program fee revenue	—	466	(466)	(100)
Milestone revenue	—	20,000	(20,000)	(100)
Total revenue	—	20,466	(20,466)	(100)

Operating expenses
Research and development	3,726	4,037	(311)	(8)
Selling, general and administrative	6,013	5,895	118	2
Total operating expenses	9,739	9,932	(193)	(2)
Income (loss) from operations	(9,739)	10,534	(20,273)	(192)

Other income (expense)
Interest income	79	32	47	147
Other expense	(8)	(34)	26	76
Total other income (expense)	71	(2)	73	3,650

Income (loss) before income tax	(9,668)	10,532	(20,200)	(192)
Income tax expense	—	147	(147)	(100)
Net income (loss)	(9,668)	10,385	(20,053)	(193)

Revenue

In 2012 we recorded $6.0 thousand from gross product sales of Nexafed from two regional wholesalers which we completely offset with a returned goods reserve . This compares to revenues in 2011 of $20.5 million all from the Pfizer Agreement comprised of a $20.0 million milestone payment for achieving the FDA approval of Oxecta and the amortization of the final amount of the initial upfront fee received back in 2007.

Operating Expenses

Research and development expense during 2012 and 2011 were primarily for product candidates utilizing our Aversion and Impede Technologies, including costs of preclinical studies, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in the 2012 and 2011 results are non-cash stock-based compensation charges of $0.4 million and $0.5 million, respectively, associated with the grant of stock options and restricted stock units. Excluding the stock-based compensation expense, in 2012 there was a $0.2 million decrease in development expenses compared to 2011.

Marketing expenses during 2012 and 2011 consisted of market research studies on our Impede Technology. Our general and administrative expenses primarily consisted of legal, audit and other professional fees, corporate insurance, and payroll. Included in the 2012 and 2011 results are non-cash stock-based compensation charges of $1.3 million and $1.9 million, respectively, associated with the grant of stock options and restricted stock units. Excluding the stock-based compensation expense, in 2012 there was an increase of $0.7 million in marketing, general and administrative expenses compared to 2011 primarily attributable to Nexafed development and promotion.

Other Income (Expense)

In the fourth quarter of 2012 the Company amended its investment policy allowing greater flexibility in investment selections. As such, some investments were shifted from lower yielding money market funds to high grade corporate bonds resulting in significant improvement in interest income over the prior year.

Net Income (Loss)

The net loss of $9.7 million for 2012 includes no federal or state income tax benefit provisions due to uncertainty of their future utilization. In 2011, the Company was able to utilize existing net operating loss carryforwards to offset the majority of its 2011 federal and state income taxes. The income tax expense for 2011 is comprised of federal alternative minimum taxes as well as state income taxes totaling $0.1 million. The Company has maintained a full valuation allowance on its deferred tax asset due to the uncertainty of future utilization of the Company’s net operating losses.

Results of Operations for the Years Ended December 31, 2011 and 2010

	December 31
	2011	2010	Change
	$000’s		$000’s	Percent
Revenues
Program fee revenue	466	1,088	(622)	(57)
Collaboration fee revenue	—	2,233	(2,233)	(100)
Milestone revenue	20,000	—	20,000	—
Total revenue	20,466	3,311	17,155	518

Operating expenses
Research and development	4,037	7,177	(3,140)	(44)
Selling, general and administrative	5,895	8,858	(2,963)	(33)
Total operating expenses	9,932	16,035	(6,103)	(38)
Income (loss) from operations	10,534	(12,724)	23,258	183

Other income (expense)
Interest income	32	12	20	167
Other expense	(34)	(14)	(20)	(142)
Total other income (expense)	(2)	28	(30)	(107)

Income (loss) before income tax	10,532	(12,696)	23,228	183
Income tax expense	147	11	136	1,236
Net income (loss)	10,385	(12,707)	23,092	182

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

Liquidity and Capital Resources

At December 31, 2012, we had cash, cash equivalents and marketable securities of $27.4 million compared to $35.7 million in cash and cash equivalents at December 31, 2011. We had working capital of $26.6 million at December 31, 2012 compared to $35.6 million at December 31, 2011. Our investing activities in 2012 and 2011 were less than $0.2 million due to capital expenditures.

At January 31, 2013, we had cash, cash equivalents and marketable securities of approximately $25.5 million. We estimate that such cash reserves will be sufficient to fund the development of Aversion Technology and Impede Technology product candidates, and related operating expenses at least through the next 12 months.

Pending our receipt of royalty payments from Pfizer related to Oxecta, other milestone and royalty payments under similar license agreements anticipated to be negotiated and executed with other pharmaceutical company partners, and revenues from the commercialization of our Nexafed tablets, we must rely on our current cash reserves, including interest income from the investment of our cash reserves, to fund the development of our Aversion Technology, Impede Technology and related administrative and operating expenses. Our future sources of revenue, if any, will be derived from royalties under the Pfizer Agreement and milestone payments and royalties under similar license agreements with other pharmaceutical company partners, for which there can be no assurance, and from the commercialization of our Nexafed tablets.

The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to the development and commercialization of our product candidates.

The following table presents our expected cash payments on contractual obligations outstanding as of December 31, 2012:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$31	$25	$6	$—	$—
Contract manufacturing	179	179	—	—	—
Clinical studies	1,527	1,527	—	—	—
Employment agreements	602	602	—	—	—
Total	$2,339	$2,333	$6	$—	$—

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

Revenue Recognition, Deferred Program Fee Revenue and Collaboration Revenue

Revenue is generally realized or realizable and earned when there is persuasive evidence an arrangement exists, delivery has occurred or services rendered, the price is fixed and determinable, and collection is reasonably assured. The Company records revenue from its Nexafed product sales when the price is fixed and determinable at the date of sale, title and risk of ownership have been transferred to the customer, and returns can be reasonably estimated.

Nexafed was launched in the fourth quarter of 2012. The Company sells Nexafed in the United States to wholesale pharmaceutical distributors subject to the right of return for a period of up to six months after the product expiration. Nexafed currently has a shelf life of twenty-four months from the date of manufacture. Given the limited sales history of Nexafed, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on the product shipments of Nexafed until the right of return no longer exists or adequate history and information is available to estimate product returns.

In connection with Pfizer Agreement, we recognize program fee revenue, collaboration revenue and milestone revenue.

Program fee revenue is derived from amortized upfront payments, such as the $30.0 million upfront payment from Pfizer received in December 2007, and license fees, such as the $3.0 million option exercise fee paid by Pfizer’s King subsidiary to us in each of May 2008 and December 2008 upon the exercise of its option to license a third and fourth opioid analgesic product candidate under the Pfizer Agreement. We have assigned an equal portion of Pfizer’s $30.0 million upfront payment to each of three product candidates identified in the Pfizer Agreement and recognize the upfront payment as program fee revenue ratably over our estimate of the development period for each identified product candidate.  We recognized $0, $0.5, $1.1 million, $3.1 million and $21.9 million of this program fee revenue in 2012, 2011, 2010, 2009 and 2008, respectively. We do not expect any further program fee revenue from Pfizer.

Collaboration revenue is derived from reimbursement of development expenses, which are invoiced quarterly in arrears, and are recognized when costs are incurred pursuant to the Pfizer Agreement.  The ongoing research and development services being provided to Pfizer under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with Pfizer. We recognized $0, $0, $2.2 million, $0.8 million and $11.5 million of collaboration revenue in 2012, 2011, 2010, 2009 and 2008, respectively. We do not expect any further collaboration revenue from Pfizer.

Milestone revenue is contingent upon the achievement of certain pre-defined events in the development of Oxecta Tablets and other product candidates licensed to Pfizer under the Pfizer Agreement. Milestone payments from Pfizer are recognized as revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product. As such, the milestones are substantially at risk at the inception of the Pfizer Agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment. Each milestone payment is non-refundable and non-creditable when made. In June 2008, Pfizer paid us a $5.0 million milestone payment for successfully achieving the primary endpoints in our pivotal Phase III study, AP-ADF-105 for Aversion oxycodone HCl with Niacin Tablets. In June 2011, Pfizer paid us a $20.0 million milestone fee relating to the receipt of FDA approval of the NDA for Oxecta. Under the Pfizer Agreement, we remain eligible to receive milestone payments for the achievement of certain net sales level of Oxecta and a regulatory milestone for the approval of Oxecta in another territory. There can be no assurance, however, that Pfizer will achieve these milestones.

Research and Development

Research and Development, or R&D, expenses include internal R&D activities, external CRO services and their clinical research sites, and other activities.  Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of the study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely upon estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We have entered into several cancelable CRO arrangements and our obligations under these arrangements were approximately $1,527,000 and $133,000 at December 31, 2012 and 2011, respectively, for services to be incurred as subjects are enrolled and progress through the studies.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance against deferred income tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. Because we realized taxable income in 2011 we were able to utilize a portion of our net operating loss carryforwards. At December 31, 2012, 100% of the remaining deferred income tax assets are offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. We recorded adjustments by way of increase of $2.5 million to the deferred income tax asset valuation allowance during 2009. This adjustment recognized a $2.5 million tax expense from income taxes in our income for 2009. If in the future it is determined that amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and a benefit from income taxes in such period would be recognized.

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

Capital Expenditures

Our capital expenditures during 2012, 2011 and 2010 were $147,000, $132,000 and $41,000, respectively. Capital expenditures in each such year were primarily attributable to the purchase of scientific equipment and improvements to the Culver, Indiana facility.

Impact of Inflation

We believe that inflation did not have a material impact on our operations for the periods reported.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in may be subject to market risk. Our primary objective in our cash management activities is to preserve principal while at the same time maximizing income we receive from our investments. A change in the prevailing interest rates may cause the principal amount of our investments to fluctuate. We have no holdings of derivative financial and commodity instruments. As of December 31, 2012, our investments consisted of corporate bonds, exchange-traded funds and another security instrument investing in U.S. Treasuries, U.S. agency securities and agency mortgage backed securities.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the Fourth Quarter 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to 2013 Proxy Statement to be filed with the SEC on or about March 11, 2013 with respect to Directors, Executive Officers and Corporate Governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to our 2013 Proxy Statement to be filed with the SEC on or about March 11, 2013 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to our 2013 Proxy Statement to be filed with the SEC on or about March11, 2013 with respect to the to the security ownership of certain beneficial owners and management and related stockholder matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to our 2013 Proxy Statement to be filed with the SEC on or about March 11, 2013 with respect to certain relationships and related transactions and direct independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to our 2013 Proxy Statement to be filed with the SEC on or about March 11, 2013 with respect to auditor fees, which is incorporated herein by reference and made a part in response to the information required by Item 14.

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

Date: February 28, 2013	ACURA PHARMACEUTICALS, INC.

	By	/s/ ROBERT B. JONES
Robert B. Jones President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/Robert B. Jones	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013
Robert B. Jones

/s/Peter A. Clemens	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013
Peter A. Clemens

/s/William G. Skelly	Director	February 28, 2013
William G. Skelly

/s/Bruce F Wesson	Director	February 28, 2013
Bruce F. Wesson

/s/Richard J. Markham	Director	February 28, 2013
Richard J. Markham

/s/Immanuel Thangaraj	Director	February 28, 2013
Immanuel Thangaraj

/s/George K. Ross	Director	February 28, 2013
George K. Ross

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Acura Pharmaceuticals, Inc.

Palatine, Illinois

We have audited the accompanying consolidated balance sheets of Acura Pharmaceuticals Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acura Pharmaceuticals Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

March 4, 2013

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 and 2011

(in thousands except par value)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$7,476	$35,685
Marketable securities	19,946	-
Finished goods inventory, net	219	-
Income taxes refundable	43	153
Prepaid expenses and other current assets	307	291

Total current assets	27,991	36,129
Property, plant and equipment, net	1,052	1,044
Other assets	11	-
Total assets	$29,054	$37,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$994	$53
Accrued expenses	413	477
Other current liabilities	12	-

Total current liabilities	1,419	530
Other liabilities	5	-
Total liabilities	1,424	530

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock: $.01 par value per shares; 100,000 shares authorized, 45,867 and 45,320 shares issued and outstanding in 2012 and 2011, respectively	459	453
Additional paid-in capital	362,422	361,733
Accumulated deficit	(335,211)	(325,543)
Accumulated other comprehensive income (loss)	(40)	-

Total stockholders’ equity	27,630	36,643
Total liabilities and stockholders’ equity	$29,054	$37,173

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENESIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(in thousands except per share amounts)

	2012	2011	2010
Revenues:
Program fee revenue	$-	$466	$1,088
Collaboration revenue	-	-	2,223
Milestone revenue	-	20,000	-
Total revenues	-	20,466	3,311
Operating expenses:
Research and development	3,726	4,037	7,177
Selling, general and administrative	6,013	5,895	8,858
Total operating expenses	9,739	9,932	16,035
Operating income (loss)	(9,739)	10,534	(12,724)
Non-operating income (expense):
Interest income	79	32	42
Other expense, net	(8)	(34)	(14)
Total other income (expense), net	71	(2)	28
Income (loss) before income taxes	(9,668)	10,532	(12,696)
Provision for income taxes	-	147	11
Net income (loss)	$(9,668)	$10,385	$(12,707)
Other comprehensive income (loss):
Unrealized gains (losses) on securities	(40)	-	-
Total other comprehensive income (loss)	(40)	-	-
Comprehensive income (loss)	$(9,708)	$10,385	$(12,707)

Earnings (loss) per share:
Basic	$(0.20)	$0.22	$(0.27)
Diluted	$(0.20)	$0.22	$(0.27)
Weighted average shares outstanding:
Basic	47,521	47,496	47,029
Diluted	47,521	48,007	47,029

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	$ Amount	Capital	Deficit	Income (Loss)	Total
Balance at Dec. 31, 2009	43,728	$437	$352,694	$(323,221)	$-	$29,910
Comprehensive loss: net loss for the year ended Dec. 31, 2010	-	-	-	(12,707)	-	(12,707)
Share-based compensation	-	-	6,746	-	-	6,746
Issuance of common stock for cashless exercise of warrants	43	1	(1)	-	-	-
Issuance of common stock for exercise of warrant	123	1	391	-	-	392
Balance at Dec. 31, 2010	43,894	$439	$359,830	$(335,928)	$-	$24,341
Comprehensive income: net income for the year ended Dec. 31, 2011	-	-	-	10,385	-	10,385
Share-based compensation	-	-	2,458	-	-	2,458

Net distribution of common stock pursuant to restricted stock unit award plan	828	8	(8)	-	-	-
Common shares withheld for withholding taxes on distribution of restricted stock units	(288)	(3)	(945)	-	-	(948)

Net issuance of common stock pursuant to cashless exercise of stock options	611	6	(6)	-	-	-
Common shares withheld for withholding taxes on cashless exercise of stock options	(228)	(2)	(884)	-	-	(886)

Issuance of common stock for exercise of stock options	167	2	215	-	-	217
Issuance of common stock for exercise of warrants	336	3	1,073	-	-	1,076
Balance at Dec. 31, 2011	45,320	$453	$361,733	$(325,543)	$-	$36,643
Net loss	-	-	-	(9,668)	-	(9,668)
Other comprehensive income (loss)	-	-	-	-	(40)	(40)
Share-based compensation	-	-	1,733	-	-	1,733

Net distribution of common stock pursuant to restricted stock unit award plan	827	8	(7)	-	-	1
Common shares withheld for withholding taxes on distribution of restricted stock units	(296)	(2)	(1,031)	-	-	(1,033)

Net issuance of common stock pursuant to cashless exercise of stock options	14	-	-	-	-	-
Common shares withheld for withholding taxes on cashless exercise of stock options	(5)	-	(15)	-	-	(15)

Issuance of common stock for exercise of stock options	7	-	9	-	-	9
Balance at Dec. 31, 2012	45,867	$459	$362,422	$(335,211)	$(40)	$27,630

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011, and 2010

(in thousands)

	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(9,668)	$10,385	$(12,707)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	131	131	135
Share-based compensation	1,733	2,458	6,746
Loss on asset disposals	8	8	14
Changes in assets and liabilities
Inventories, net	(219)	-	-
Collaboration revenue receivable	-	126	231
Income taxes refundable	110	(141)
Prepaid expenses and other current assets	(16)	(33)	(37)
Accounts payable	941	53	-
Accrued expenses	(64)	(209)	226
Deferred program fee revenue	-	(466)	(1,088)
Other assets and liabilities	6	-	-
Net cash (used in) provided by operating activities	(7,038)	12,312	(6,480)
Cash Flows from Investing Activities:
Purchases of marketable securities	(20,306)	-	-
Proceeds from sale of marketable securities	320	-	-
Additions to property, plant and equipment	(147)	(131)	(41)
Net cash used in investing activities	(20,133)	(131)	(41)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	9	217	-
Proceeds from distribution of restricted stock units	1	5	-
Proceeds from warrant exercise	-	1,076	392
Statutory minimum withholding taxes paid on the distribution of common stock pursuant to restricted stock unit plan and exercise of stock options	(1,048)	(1,839)	-
Net cash (used in) provided by financing activities	(1,038)	(541)	392
Net (decrease) increase in cash and cash equivalents	(28,209)	11,640	(6,129)
Cash and cash equivalents at beginning of period	35,685	24,045	30,174
Cash and cash equivalents at end of period	$7,476	$35,685	$24,045

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$26	$-
Income taxes, net of refunds	$(108)	$284	$20

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEAR ENDED DECEMBER 31, 2012, 2011, and 2010

Supplemental disclosures of noncash investing and financing activities (amounts presented are rounded to the nearest thousand):

Year ended December 31, 2012

1.	829 shares of common stock were distributed pursuant to our Restricted Stock Unit Plan utilizing various cashless exercise features of the plan and after withholding 2 shares for $7 in exercise costs and withholding 296 shares for $1.0 million in statutory minimum payroll taxes, 531 shares of common stock were issued.
2.	Options to purchase 24 shares of common stock were exercised utilizing various cashless exercise features of the plan and after withholding 10 shares for $31 in exercise costs and withholding 5 shares for $15 in statutory minimum payroll taxes, 9 shares of common stock were issued.

Year ended December 31, 2011

1.	829 shares of common stock were distributed pursuant to our RSU Plan utilizing various cashless exercise features of the plan and after withholding 1 shares for $3 in exercise costs and withholding 288 shares for $948 in statutory minimum payroll taxes, 540 shares of common stock were issued.
2.	Options to purchase 935 shares of common stock were exercised utilizing various cashless exercise features of the plan and after withholding 324 shares for $1.3 million in exercise costs and withholding 228 shares for $886 in statutory minimum payroll taxes, 383 shares of common stock were issued.

Year ended December 31, 2010

1.	Warrants to purchase 65 shares of common stock were exercised in cashless exercise transactions resulting in the net issuance of 43 shares of common stock

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 and 2010

NOTE 1 - DESCRIPTION OF BUSINESS

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “We”, or “Our”) is a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed two proprietary technologies. Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse. Pfizer Inc.’s Oxecta® (oxycodone HCl) tablets, CII is the first approved and marketed product utilizing Aversion and is commercialized under a license agreement we have with a subsidiary of Pfizer, or the Pfizer Agreement. We have also developed our Impede™ Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine. In late December 2012 we launched in the United States Nexafed® (pseudoephedrine HC1) tablets formulated with our Impede Technology.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of its wholly-owned subsidiary, Acura Pharmaceutical Technologies Inc., after elimination of intercompany accounts and transactions.

Use of Estimates

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash in banks, U.S. Treasury Bills and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents are governed by our investment policy as approved by our Board of Directors. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, and trade accounts payable. The carrying amounts of these financial instruments, other than marketable securities, are representative of their respective fair values due to their relatively short maturities. As discussed below, marketable securities are recorded at fair value.

Marketable Securities

The Company’s marketable securities primarily consist of corporate bonds and other instruments that invest in U.S. Treasury, U.S. agency securities and agency mortgage-backed securities. Our marketable securities are governed by our investment policy as approved by our Board of Directors. The Company’s marketable securities are classified as available-for-sale and are recorded at fair value, based upon quoted market prices or net asset value. Unrealized temporary adjustments to fair value are included in a separate component of stockholders’ equity as unrealized gains and losses and reported as a component of accumulated other comprehensive income (loss). No gains or losses on marketable securities are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Concentration of Credit Risk

We invest our excess cash in accordance with the investment policy approved by our Board of Directors that seeks a combination of both liquidity and safety of principal, such as investments in instruments issued by the United States government and high grade corporate bonds.

Our accounts receivable arise from our product sales of Nexafed® and represents amounts due from wholesalers in the health care and pharmaceuticals industries. The Company has performed a credit evaluation of its customers and may maintain an allowance for potentially uncollectable accounts. We have not experienced any losses on uncollectable accounts due to the recent market launch of Nexafed® late in December 2012.

Inventories

Inventories consist of finished goods held for sale and distribution on our Nexafed® product. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. We had inventory valued at $0.2 million at December 31, 2012. We had no inventory at December 31, 2011. Purchases of active pharmaceutical ingredients and raw materials required for our development and clinical trial manufacture of product candidates utilizing our Aversion® or Impede™ Technologies are expensed as incurred.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. We have no leasehold improvements. Betterments are capitalized and maintenance and repairs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation is removed from the respective accounts.

Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives of the major classification of depreciable assets are:

Building and improvements	10 - 40 years
Land improvements	20 - 40 years
Machinery and equipment	7 - 10 years
Scientific equipment	5 - 10 years
Computer hardware and software	3 - 10 years
Office equipment	5 - 10 years

Revenue Recognition

Revenue is generally realized or realizable and earned when there is persuasive evidence an arrangement exists, delivery has occurred or services rendered, the price is fixed and determinable, and collection is reasonably assured. The Company records revenue from its Nexafed product sales when the price is fixed and determinable at the date of sale, title and risk of ownership have been transferred to the customer, and returns can be reasonably estimated.

Nexafed was launched in the fourth quarter of 2012. The Company sells Nexafed in the United States to wholesale pharmaceutical distributors subject to the right of return for a period of up to six months after the product expiration. Nexafed currently has a shelf life of twenty-four months from the date of manufacture. Given the limited sales history of Nexafed, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on the product shipments of Nexafed until the right of return no longer exists or adequate history and information is available to estimate product returns.

In connection with our License, Development, and Commercialization Agreement dated October 30, 2007 with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer Inc. (the “Pfizer Agreement”), we recognize program fee revenue, collaboration revenue and milestone revenue.

Program fee revenue is derived from amortized upfront payments, such as the $30.0 million upfront payment from Pfizer received in December 2007, and license fees, such as the $3.0 million option exercise fee paid by Pfizer to us in each of May 2008 and December 2008 upon the exercise of its option to license a third and fourth opioid analgesic product candidate under the Pfizer Agreement. We assigned an equal portion of Pfizer’s $30.0 million upfront payment to each of three product candidates identified in the Pfizer Agreement and recognize the upfront payment as program fee revenue ratably over our estimate of the development period for each identified product candidate. We recognized no program fee revenue in 2012 and $0.5 million and $1.1 million of program fee revenue in 2011 and 2010, respectively.

Collaboration revenue is derived from reimbursement of development expenses, which are invoiced quarterly in arrears, and are recognized when costs are incurred pursuant to the Pfizer Agreement. The research and development services provided to Pfizer under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with Pfizer. We recognized $2.2 million of collaboration revenue in 2010. There are no ongoing research and development services being provided to Pfizer and we had no collaboration revenue in 2012 or 2011.

Milestone revenue is contingent upon the achievement of certain pre-defined events in the development of Oxecta Tablets and other product candidates licensed to Pfizer under the Pfizer Agreement. Milestone payments from Pfizer are recognized as revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product. As such, the milestones are substantially at risk at the inception of the Pfizer Agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment. Each milestone payment is non-refundable and non-creditable when made. In June 2011, Pfizer paid us a $20.0 million milestone relating to the receipt of FDA approval of the NDA for Oxecta.

Shipping and Handling Costs

The Company records shipping and handling costs in selling expenses. The amounts recorded from the launch of Nexafed in the fourth quarter of 2012 were not material.

Research and Development Activities

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities. Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We had no accrued CRO costs at December 31, 2012 and had accrued $28 thousand of CRO and clinical trial study expenses at December 31, 2011.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and the income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both December 31, 2012 and 2011, 100% of all remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Acura’s other comprehensive income (loss) is composed of unrealized gains (losses) on certain holdings of marketable securities, net of any realized gains (losses) included in net income (loss).

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested RSUs (See Note 9). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for either 2012 or 2010 as the Company reported a net loss for the years and including the effects of common stock equivalents in the diluted EPS calculation would have been antidilutive. In 2011, stock awards to purchase 2.8 million common shares were outstanding but not included in the computation of diluted EPS as the awards were anti-dilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following:

	Years ended December 31,
	2012	2011	2010
	(in thousands except per share data)
EPS - basic
Numerator: net income (loss)	$(9,668)	$10,385	$(12,707)
Denominator:
Common shares	45,863	45,016	43,842
Vested RSUs	1,658	2,480	3,187
Basic weighted average shares outstanding	47,521	47,496	47,029
EPS - basic	$(0.20)	$0.22	$(0.27)

EPS – assuming dilution
Numerator: net income (loss)	$(9,668)	$10,385	$(12,707)
Denominator:
Common shares	45,863	45,016	43,842
Vested RSUs	1,658	2,489	3,187
Stock options	-	366	-
Common stock warrants	-	136	-
Diluted weighted average shares outstanding	47,521	48,007	47,029
EPS - diluted	$(0.20)	$0.22	$(0.27)

Excluded dilutive securities:
Common stock issuable:
Stock options	3,296	2,805	4,243
Common stock warrants	1,856	-	2,193
RSUs	-	-	49
Total excluded potentially dilutive shares	5,152	2,805	6,485

Share-based Compensation

We have three share-based compensation plans covering stock options and Restricted Stock Units (“RSU”) for our employees and directors, which are described more fully in Note 9.

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

Our share-based compensation expense recognized in the Company’s results of operations comprised the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Research and development:
Stock option awards	$375	$457	$1,419
RSU awards	-	75	278
	375	532	1,697
Selling, general and administrative:
Stock option awards	1,358	1,698	4,365
RSU awards	-	228	684
	1,358	1,926	5,049
Total	$1,733	$2,458	$6,746

Recent Accounting Pronouncements

In June 2011, the FASB issued a final standard requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new standard eliminates the option to present items of other comprehensive income in the statement of changes in equity. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, earnings per share computations do not change. The new requirements are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. The Company adopted this standard for the annual period ended December 31, 2011 but because we had no other comprehensive income, there was no change in our financial statement presentations. During 2012 we had other comprehensive income and had applied retroactive application to the annual periods ended December 31, 2011 and 2010. The Company elected to present net income and other comprehensive income in a single continuous statement of net income and other comprehensive income. As this standard related only to the presentation of other comprehensive income, the adoption of this accounting standard did not have an impact on the Company’s consolidated financial statements.

NOTE 3 – LICENSE, DEVELOPMENT, AND COMMERCIALIZATION AGREEMENT

On October 30, 2007, we and King Pharmaceuticals Research and Development, Inc., now a wholly-owned subsidiary of Pfizer, entered into the Pfizer Agreement to develop and commercialize in the United States, Canada and Mexico certain opioid analgesic products utilizing our proprietary Aversion Technology. The Pfizer Agreement initially provided Pfizer with an exclusive license in the United States, Canada and Mexico, or the Pfizer Territory, for Oxecta (oxycodone HCl) Tablets and oxycodone HCl/acetaminophen tablets utilizing Aversion Technology. In addition, the Pfizer Agreement provided Pfizer with an option to license in the Pfizer Territory certain future opioid analgesic products developed utilizing Aversion Technology. Pfizer exercised its option to license two additional product candidates including an undisclosed immediate-release opioid analgesic tablet product and hydrocodone bitartrate/acetaminophen tablets, each of which utilize our Aversion Technology. On September 24, 2012, we entered into a letter agreement with Pfizer which amends the Pfizer Agreement and provides for the termination of Pfizer’s license to our Aversion® Technology used in the three development-stage products licensed to Pfizer and for the transfer of these products back to us. These development-stage products are hydrocodone bitartrate/acetaminophen tablets, oxycodone HCl/acetaminophen tablets and an undisclosed opioid.

Pursuant to the Pfizer Agreement, we and Pfizer formed a joint steering committee to oversee development and commercialization strategies for Oxecta. Pfizer is responsible, at its own expense, for all regulatory, manufacturing and commercialization activities for Oxecta in all Pfizer Territories. Subject to the Pfizer Agreement, Pfizer will have final decision making authority with respect to all regulatory and commercialization activities for Oxecta.

As of December 31, 2012, we had received aggregate payments of $78.5 million from Pfizer, consisting of a $30.0 million non-refundable upfront cash payment, $17.5 million in reimbursed research and development expenses relating to licensed products, $6.0 million in fees relating to Pfizer’s exercise of its option to license an undisclosed immediate-release opioid analgesic tablet product and hydrocodone bitartrate/acetaminophen tablets, a $5.0 million milestone fee relating to our successful achievement of the primary endpoints for our pivotal Phase III clinical study for Aversion oxycodone HCl with niacin tablets and a $20.0 million milestone fee relating to the FDA’s approval of the Oxecta Tablets NDA. We received none of these payments from Pfizer during 2012. We can also receive a one-time $50 million sales milestone payment upon the first attainment of $750 million in net sales of Oxecta across all Pfizer Territories. In addition, for Oxecta sales occurring on and following February 2, 2013 (the one year anniversary of the first commercial sale of Oxecta), Pfizer will pay us a royalty at one of six rates ranging from 5% to 25% based on the level of annual net sales for Oxecta across all Pfizer Territories, with the highest applicable royalty rate applied to such annual sales.

Pfizer’s royalty payment obligations for Oxecta expire on a country-by-country basis upon the later of (i) the expiration of the last valid patent claim covering Oxecta in such country, or (ii) 15 years from the first commercial sale of Oxecta in such country. No minimum annual fees are payable by either party under the Pfizer Agreement. If Pfizer, after consultation with us, enters into a license agreement with a third party to avoid or settle such third party’s allegations or claims regarding freedom to operate against Oxecta, Pfizer may deduct 50% of any royalties or other license payments it pays to such third party under such license, provided that the royalties payable to us are no less than 80% of the royalties otherwise due to us under the Pfizer Agreement.

The Pfizer Agreement expires upon the expiration of Pfizer’s royalty payment and other payment obligations under the Pfizer Agreement. Pfizer may terminate the Pfizer Agreement in its entirety at any time by written notice to us. We may terminate the Pfizer Agreement in its entirety if Pfizer commences any interference or opposition proceeding challenging the validity or enforceability of any of our patent rights licensed to Pfizer under the Pfizer Agreement. Either party has the right to terminate the Pfizer Agreement on a country-by-country basis if the other party is in material breach of its obligations under the Pfizer Agreement relating to such country, and to terminate the Agreement in its entirety in the event the other party makes an assignment for the benefit of creditors, files a petition in bankruptcy or otherwise seeks relief under applicable bankruptcy laws, in each case subject to applicable cure periods.

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

Paragraph IV ANDA Litigation

On or about September 17, 2012, we believe the FDA internally changed the status of Oxecta to be considered a Reference Listed Drug, or RLD. An RLD is the standard to which all generic versions must be shown to be bioequivalent and a drug company seeking approval to market a generic equivalent must refer to the RLD. By designating Oxecta as an RLD, the FDA was allowed to accept ANDAs referencing Oxecta.

On September 20, 2012, we announced that we had received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from a generic sponsor of an ANDA for a generic drug listing Oxecta as the reference listed drug. Since such date, we have received similar Paragraph IV Notices from three other generic pharmaceutical companies that have filed ANDAs listing Oxecta as the reference drug. The Paragraph IV Notices refer to our U.S. Patent Numbers 7,201,920, 7,510,726 and 7,981,439, which cover our Aversion Technology and Oxecta. The Paragraph IV Notices state that each generic sponsor believes that such patents are invalid, unenforceable or not infringed. Pfizer has advised us that they will not exercise their first right under the Pfizer Agreement to control the enforcement of our patents licensed to Pfizer for Oxecta against these generic sponsors. As a result, on October 31, 2012, we initiated suit against each of Watson Laboratories, Inc. – Florida (“Watson”), Par Pharmaceutical, Inc., Impax Laboratories, Inc. and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement of our U.S. Patent No. 7,510,726 listed in the FDA’s Orange Book. The commencement of such litigation prohibits the FDA from granting approval of the filed ANDAs until the earliest of 30 months from the date the FDA accepted the application for filing, or the conclusion of litigation.

On January 2, 2013, our motion to dismiss the suit against Watson on the grounds that Watson had amended its ANDA from a Paragraph IV certification to Paragraph III, which indicated its intent not to market its product in advance of our patents expiring, was accepted by the Court.

Litigation is inherently uncertain and we cannot predict the outcome of these infringement actions. If any of these generic companies prevails in its respective lawsuit and is able to obtain FDA approval of its product, it may be able to launch its generic version of Oxecta prior to the expiration of our patents in 2025. Additionally, it is possible that other generic manufacturers may also seek to launch a generic version of Oxecta and challenge our patents. Any determination in these infringement actions that our patents covering our Aversion Technology and Oxecta are invalid or unenforceable, in whole or in part, or that the products covered by generic sponsors’ ANDAs do not infringe our patents could materially adversely affect the Company’s operations and financial condition.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

	December 31,
	2012	2011
	(in thousands)
Building and improvements	$1,259	$1,252
Scientific equipment	595	583
Computer hardware and software	255	270
Machinery and equipment	229	117
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
	2,597	2,481
Less accumulated depreciation and amortization	(1,545)	(1,437)
Total property, plant and equipment, net	$1,052	$1,044

Depreciation and amortization expense was approximately $0.1 million for each of the years ended December 31, 2012, 2011, and 2010.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	December 31,
	2012	2011
	(in thousands)
Professional services	$216	$191
Other fees and services	75	42
Payroll, payroll taxes and benefits	55	104
Clinical and regulatory services	21	59
Contract manufacture services	21	-
Property taxes	20	21
Franchise taxes	5	60
	$413	$477

NOTE 6 – INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consisted of the following:

December 31, 2012
(in millions)
Marketable securities:
Corporate bonds — maturing within one year	$1.2
Corporate bonds — maturing after one through four years	6.3
Pooled investment fund	8.0
Exchange-traded funds	4.4
Total marketable securities	$19.9

The Company’s marketable securities are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. The purchase cost of corporate bonds may include a purchase price premium or discount which will be amortized or accreted against earned interest income to the maturity date of the bond. Our investments are classified as current in the Company’s Consolidated Balance Sheet as they may be sold within one year in response to changes in market prices or interest rates, to realign our investment concentrations or to meet our working capital needs.

The following table provides a summary of the fair value and unrealized gains (losses) related to the Company’s available-for-sale securities:

	December 31, 2012
	(in millions)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$7.6	$-	$(0.1)	$7.5
Pooled investment fund	8.0	-	-	8.0
Exchange-traded funds	4.4	-	-	4.4
Total - Current	$20.0	$-	$(0.1)	$19.9

Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. We had no liabilities at December 31, 2012 meeting fair value measurement.

Our assets measured at fair value or disclosed at fair value on a recurring basis as at December 31, 2012 consisted of the following (in millions):

	December 31, 2012
	(in millions)
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	7.5	7.5	-	-
Pooled investment fund	8.0	-	8.0	-
Exchange-traded funds	4.4	4.4	-	-
Total	$19.9	$11.9	$8.0	$-

Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive (loss) income. Accumulated other comprehensive income (loss) at December 31, 2012 consisted of unrealized losses on securities of $40 thousand.

NOTE 7 – COMMON STOCK WARRANTS

The Company has outstanding common stock purchase warrants at December 31, 2012 exercisable for 1.9 million shares of common stock, all of which contain a cashless exercise feature. These warrants have an exercise price of $3.40 per share and expiration date of August 2014.

NOTE 8 – INCOME TAXES

Provision for Income Taxes

The reconciliation between our provision for income taxes and the amounts computed by multiplying our income (loss) before taxes by the U.S. statutory tax rate is as follows:

	December 31,
	2012	2011	2010
	(in thousands)
Tax (benefit) at U.S. statutory 34% tax rate	$(3,287)	$3,510	$(4,320)
State taxes (benefit), net of federal effect	-	6	(56)
Research and development tax credits	-	(77)	(45)
Share-based compensation	473	626	-
Other	2	(55)	(316)
Change in valuation allowance	2,812	(3,863)	4,748
Provision for income taxes	$-	$147	$11

The tax expense 2011 is federal alternative minimum taxes (“AMT”) and current state taxes, and for 2010 it is current state taxes.

Deferred Tax Assets and Valuation Allowance

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $26.7 million federal income tax benefits at December 31, 2012 derived from $78.5 million Federal NOLs at the U.S. statutory tax rate of 34%, available to offset future taxable income, some of which have limitations for use as prescribed under IRC Section 382. Our NOLs will expire in varying amounts between 2013 and 2031 if not used, and those expirations will cause fluctuations in our valuation allowances. The components of our deferred tax assets are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Estimated future value of NOLs
- Federal	$26,674	$22,963
- State	4,434	4,179
Research and development tax credits	887	887
Deferred program fee revenue	-	-
Share-based compensation	3,486	4,628
Other, net	(20)	(8)
Total deferred taxes	35,461	32,649
Valuation allowance	(35,461)	(32,649)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, and the timing and amount of which may be uncertain. Valuation allowances are placed on deferred tax assets when uncertainty exists on their near term utilization. We make periodic reviews of our valuation allowances and fluctuations can occur. Those fluctuations may be reflected as income tax expenses or benefits in the period they occur. In 2011 we decreased our valuation allowance to utilize the NOLs to offset our taxable income from our 2011 operating results; however we still incurred an AMT liability. We continue to maintain full valuation allowance against all of our deferred tax assets at December 31, 2012 due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that amounts of our deferred tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and a benefit from income taxes in such period would be recognized.

Uncertainty in Income Taxes

We adopted FASB’s statement regarding accounting for uncertainty in income taxes which defined the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. Our adoption of the standard did not result in establishing a contingent tax liability reserve or a corresponding charge to retained earnings. At each of December 31, 2012, 2011, and 2010 we had no liability for income tax associated with uncertain tax positions. If in the future we establish a contingent tax liability reserve related to uncertain tax positions, our practice will be to recognize the interest in interest expense and the penalties in other non-operating expense.

The Company files federal and state income tax returns and in the normal course of business the Company is subject to examination by these taxing authorities. As of December 31, 2012, the Company’s tax years 2009, 2010 and 2011 are subject to examination by the taxing authorities. With few exceptions, we believe the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009. Tax year 2008 was open as of December 31, 2011.

NOTE 9 – EMPLOYEE BENEFIT PLANS

401(k) and Profit-Sharing Plan

We have a 401(k) and Profit-Sharing Plan (the “Plan”) for our employees. Employees may elect to make a basic contribution of up to 15% of their annual earnings. The Plan provides that the Company can make discretionary matching contributions equal to 25% of the first 6% of employee contributions for an aggregate employee contribution of 1.5%, along with a discretionary profit-sharing contribution. We did not contribute matching or profit sharing contributions for the Plan in years 2012, 2011, and 2010.

Stock Option Plans

We maintain various stock option plans. A summary of our stock option plans as of December 31, 2012, 2011, and 2010 and for the years then ended consisted of the following:

	Years Ended December 31,
	2012		2011		2010
	(in thousands except price data)
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options)	Weighted Average Exercise Price
Outstanding, beginning	3,556	$6.41	4,243	$5.40	3,671	$5.90
Granted	475	2.80	491	3.63	649	3.36
Exercised	(31)	1.30	(1,102)	1.33	-	-
Forfeited or expired	(704)	8.43	(76)	3.15	(77)	10.10
Outstanding, ending	3,296	$5.50	3,556	$6.41	4,243	$5.40
Options exercisable	2,763	$5.99	2,962	$7.01	3,528	$5.71

The following table summarizes information about nonvested stock options outstanding at December 31, 2012:

	Number of Options Not Exercisable	Weighted Average Fair Value
	(in thousands except per price data)
Outstanding at December 31, 2011	594	$3.22
Granted	475	2.62
Vested	(536)	3.52
Forfeited	-	-
Outstanding at December 31, 2012	533	$2.77

We estimate the option’s fair value on the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities utilized in the Black-Scholes model are based on the historical volatility of our common stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected life of the grants is derived from historical exercise activity. Historically, our stock options have been held until their expiration date. The assumptions used in the Black-Scholes model to determine fair value for the 2012, 2011 and 2010 stock option grants were:

	2012	2011	2010
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rates	1.7% to 2.0%	1.9% to 3.4%	3.5% to 3.9%
Average expected volatility	114%	114%	119%
Expected term (years)	10	10	10
Weighted average grant date fair value	$2.60	$3.39	$3.18

As of December 31, 2012, 2011 and 2010 the aggregate intrinsic value of the option awards which were vested was $0.1 million, $0.3 million, and $2.4 million, respectively. In addition, the aggregate intrinsic value of option awards exercised during the year ended December 31, 2012 and 2011 was $0.1 million and $2.7 million, respectively. There were no options exercised in 2010. The total remaining unrecognized compensation cost related to the unvested option awards at December 31, 2012 was $1.5 million and is expected to be recognized in varying amounts over the twent-three months remaining in the requisite service period.

During 2012, options to purchase 24 thousand shares of common stock were exercised utilizing various cashless exercise features of our stock option plan and after withholding shares for $31 thousand in exercise costs and $15 thousand in statutory minimum payroll taxes, we issued 9 thousand shares of common stock. During 2011 options to purchase 0.9 million shares of common stock were exercised utilizing various cashless exercise features of our stock option plan and after withholding shares for $1.3 million in exercise costs and $0.9 million in statutory minimum payroll taxes, we issued 0.4 million shares of common stock.

Restricted Stock Unit Award Plan

We have a Restricted Stock Unit Award Plan (“2005 RSU Plan”) for our employees and non-employee directors. Vesting of an RSU entitles the holder to receive a share of common stock of the Company on a distribution date. A summary of the RSU Plan as of December 31, 2012, 2011, and 2010, and for the years then ended consisted of the following:

	Years Ended December 31,
	2012		2011		2010
	(in thousands)
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, beginning	2,487	2,487	3,316	3,267	3,316	3,112
Granted	-	-	-	-	-	-
Distributed	(829)	(829)	(829)	(829)	-	-
Vested	-	-	-	49	-	155
Forfeited or expired	-	-	-	-	-	-
Outstanding, ending	1,658	1,658	2,487	2,487	3,316	3,267

The share-based compensation cost to be incurred on a granted RSU is the RSU’s fair value, which is the market price of the Company’s common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense over the vesting period of the RSU award. During 2011 all of the remaining unvested RSU awards became vested. The weighted average fair value of a RSU outstanding at December 31, 2012 is $3.75.

The 2005 RSU Plan provides that upon a change in control of the Company or upon termination of an employee’s employment with the Company without cause, vesting will accelerate and the RSUs will fully vest. Absent a change of control, one-fourth of vested shares of common stock underlying an RSU award will be distributed (after payment of $0.01 par value per share) on January 1 of each of 2011, 2012, 2013 and 2014. If a change in control occurs, the vested shares underlying the RSU award will be distributed at or about the time of the change in control. Each distribution date consisting of 0.83 million shares and occurred as follows:

•	On January 1, 2011, 0.54 million shares were distributed to the holders while 0.29 million shares were withheld by the Company upon elections made to exchange RSUs in satisfaction of $1.0 million withholding tax obligations,
•	On January 1, 2012, 0.53 million shares were distributed to the holders while 0.30 million shares were withheld by the Company upon elections made to exchange RSUs in satisfaction of $1.0 million withholding tax obligations,
•	On January 1, 2013, 0.50 million shares were distributed to the holders while 0.33 million shares were withheld by the Company upon elections made to exchange RSUs in satisfaction of $0.7 million withholding tax obligations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Facility Lease

The Company leases administrative office space in Palatine Illinois under a lease expiring March 31, 2014 for approximately $25 thousand annually.

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

In Philadelphia, and California, Generic Defendants, including Acura, also filed dispositive motions based on the Mensing decision.

On November 18, 2011, the Philadelphia trial court denied Generic Defendants’ dispositive motion. In December 2011, the Generic Defendants appealed this ruling. On April 13, 2012, all trial court proceedings were stayed pending decisions by the Pennsylvania appellate courts. On November 28, 2012, the Pennsylvania Superior Court heard the appellate oral argument. A decision on this appeal should be issued later in 2013 and a further appeal to the Pennsylvania Supreme Court likely will follow. This appeal process eventually could result in dismissal of all of the Philadelphia cases against all generic defendants including Acura, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by our insurance carrier.

In California, the trial court issued an April 17, 2012 ruling (confirmed in a May 25, 2012 Order) denying Generic Defendants’ dispositive preemption motions. The Generics Defendants’ appeals from this order were denied by the California appellate courts. Therefore, plaintiffs are now permitted to proceed with their lawsuits including state law claims based on (1) failing to communicate warnings to physicians through “Dear Doctor” letters; (2) failure to update labeling to adopt brand labeling changes; and (3) failure to withdraw generic products from the market. Despite its refusal to grant the demurrer or motion to strike, the California trial court acknowledged the preemptive effect of Mensing so that any claim “that would render the generic defendants in violation of federal law if they are found responsible under a state law cause of action, would not be permissible.” Nonetheless, plaintiffs have not confirmed they ingested any of the generic metoclopramide manufactured by us. Therefore, we expect the number of plaintiffs with possible claims to be reduced voluntarily or by motion practice. Action will be taken in an effort to dismiss Acura from these cases, although there can be no assurance in this regard. As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to this matter as of December 31, 2012. Legal fees related to this matter are currently covered by our insurance carrier.

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

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data is shown below (in thousands except per share data):

	For Three Month Periods Ended
	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Revenues (i)	$-	$-	$-	$-
Operating expenses	2,344	2,189	2,149	3,057

Operating loss	(2,344)	(2,189)	(2,149)	(3,057)
Net loss	(2,333)	(2,179)	(2,140)	(3,016)

Basic loss per share	$(0.05)	$(0.05)	$(0.04)	$(0.06)
Diluted loss per share	$(0.05)	$(0.05)	$(0.04)	$(0.06)

	For Three Month Periods Ended
	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Revenues (i)	$233	$20,233	$-	$-
Operating expenses	3,067	2,871	2,147	1,847

Operating income (loss)	(2,834)	17,362	(2,147)	(1,847)
Net income (loss)	(2,857)	17,029	(2,141)	(1,646)

Basic earnings (loss) per share	$(0.06)	$0.36	$(0.05)	$(0.03)
Diluted earnings (loss) per share	$(0.06)	$0.35	$(0.05)	$(0.03)

(i) See Note 2 for revenue recognition.

ACURA PHARMACEUTICALS, INC.

EXHIBIT INDEX

The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 25, 2009).

3.2	Certificate of Amendment Reverse Splitting Common Stock and restating but not changing text of part of Article III of Restated Certificate of Incorporation (incorporated by Reference to Exhibit 3.1 to the Form 8-K filed December 4, 2007).

3.3	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 3, 2009).

10.1	License, Development and Commercialization Agreement dated October 30, 2007 by and between the Registrant and King Pharmaceuticals Research and Development, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 2, 2007)

10.2	Letter Agreement dated as of September 24, 2012 by and between the Registrant and King Pharmaceuticals Research and Development, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 26, 2012) (confidential treatment has been granted for portions of this Exhibit).

10.3	Manufacturing Services Agreement dated as of July 19, 2011 between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 27, 2011) (confidential treatment has been granted for portions of this Exhibit)

10.4

Securities Purchase Agreement dated as of August 20, 2007 (“PIPE SPA”) among the Registrant, Vivo Ventures Fund VI, L.P., Vivo Ventures VI Affiliates Fund, L.P., GCE Holdings LLC, and certain other signatories thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2007).

10.5	Form of Warrant dated as of August 20, 2007 issued pursuant to the PIPE SPA (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 21, 2007).

10.6	Amended and Restated Voting Agreement dated as of February 6, 2004 among the Registrant, Care Capital Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners III, L.P., and others (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on February 10, 2004 (the “February 2004 Form 8-K”)).

10.7	Joinder and Amendment to Amended and Restated Voting Agreement dated November 9, 2005 between the Registrant, GCE Holdings, Essex Woodlands Health Ventures V, L.P., Care Capital Investments II, LP, Galen Partners III, L.P. and others (incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 10, 2005).

10.8	Second Amendment to Amended and Restated Voting Agreement dated as of January 24, 2008 between the Registrant and GCE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 28, 2008).

Exhibit Number	Exhibit Description

10.9	Third Amendment to Amended and Restated Voting Agreement dated as of October 1, 2012 between the Registrant, Care Capital Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners III, L.P., and others (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 3, 2012).

10.10	Registrant’s 1995 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 33-98396).

10.11	Registrant’s 1998 Stock Option Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed on May 12, 2009).

10.12	Registrant’s 2005 Restricted Stock Unit Award Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on April 2, 2008).

10.13	Registrant’s 2008 Stock Option Plan, as amended on June 25, 2009 (incorporated by reference to Appendix B to our Proxy Statement filed on May 12, 2009).

10.14	Employment Agreement dated as of March 10, 1998 between the Registrant and Peter Clemens (“Clemens”) (incorporated by reference to Exhibit 10.44 to the Form 10-K for the period ending December 31, 2007, filed on April 15, 1998).

10.15	First Amendment to Employment Agreement made as of June 28, 2000 between the Registrant and Clemens (incorporated by reference to Exhibit 10.44A to the Registrant’s 2005 Form 10-K).

10.16	Second Amendment to Executive Employment Agreement between Registrant and Clemens, dated as of January 5, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed January 31, 2005).

10.17	Third Amendment to Executive Employment Agreement dated December 22, 2005 between Registrant and Clemens (incorporated by reference to Exhibit 10.3 to the December 2005 Form 8-K).

10.18	Fourth Amendment to Executive Employment Agreement dated December 16, 2007 between Registrant and Clemens (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ending December 31, 2007, filed on March 5, 2008).

10.19	Fifth Amendment to Executive Employment Agreement executed July 9, 2008 between Registrant and Clemens (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on July 10, 2008).

10.20	Sixth Amendment to Executive Employment Agreement executed December 14, 2012 between Registrant and Clemens (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 17, 2012).

10.21	Employment Agreement dated as of March 18, 2008 between the Registrant and Robert B. Jones (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 24, 2008).

Exhibit Number	Exhibit Description

10.22	Amendment to Executive Employment Agreement dated as of April 28, 2011 between the Registrant and Robert B. Jones (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed July 28, 2011)

10.23	Second Amendment to Executive Employment Agreement between Registrant and Robert B. Jones executed December 14, 2012 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 17, 2012).

10.24	Stipulation of Settlement dated October 31, 2011 re: Class Action Litigation (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 4, 2011)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Form 8-K filed on December 10, 2007).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007).

*23.1	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Extension Calculation Linkbase
*101.LAB	XBRL Extension Label Linkbase
*101.PRE	XBRL Extension Presentation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Filed or furnished herewith.