Form 10-Q
period 2013-06-30
ACURA PHARMACEUTICALS, INC
filed 2013-08-01
CIK 786947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20649

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

or

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

As of July 29, 2013 the registrant had 46,495,646 shares of common stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Part 1. FINANCIAL INFORMATION

		Page No.
Item 1. Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets as of June 30, 2013 and
	December 31, 2012	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the
	Three and Six Months Ended June 30, 2013 and June 30, 2012	2

	Consolidated Statement of Stockholders’ Equity for the
	Six Months Ended June 30, 2013	3

	Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2013 and June 30, 2012	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	25

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 6.	Exhibits	25

Signatures		26

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$584	$7,476
Marketable securities	18,884	19,946
Accounts receivable, net	8	-
Accrued investment income	127	36
Finished goods inventory, net	361	219
Income taxes refundable	-	43
Prepaid expenses and other current assets	478	271
Other current deferred assets	49	-

Total current assets	20,491	27,991
Property, plant and equipment, net	1,006	1,052
Other assets	8	11
Total assets	$21,505	$29,054
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$328	$994
Accrued expenses	675	413
Deferred revenue	61	-
Other current liabilities	12	12

Total current liabilities	1,076	1,419
Other liabilities	5	5
Total liabilities	1,081	1,424

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Common stock: $.01 par value per share; 100,000 shares authorized, 46,496 and 45,867 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	465	459
Additional paid-in capital	362,583	362,422
Accumulated deficit	(342,505)	(335,211)
Accumulated other comprehensive income (loss)	(119)	(40)
Total stockholders’ equity	20,424	27,630
Total liabilities and stockholders’ equity	$21,505	$29,054

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENESIVE INCOME (LOSS)

(Unaudited; in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Royalty revenue	$1	$-	$5	$-
Total revenues	1	-	5	-
Operating expenses:
Research and development	805	919	2,831	1,822
Selling, general and administrative	2,336	1,270	4,558	2,711
Total operating expenses	3,141	2,189	7,389	4,533
Operating loss	(3,140)	(2,189)	(7,384)	(4,533)
Non-operating income:
Investment income	71	11	81	22
Gain (loss) on sales of marketable securities	(7)	-	9	-
Other income (expense)	-	(1)	-	(1)
Total other income	64	10	90	21
Loss before income taxes	(3,076)	(2,179)	(7,294)	(4,512)
Provision for income taxes	-	-	-	-
Net loss	$(3,076)	$(2,179)	$(7,294)	$(4,512)
Other comprehensive income (loss):
Unrealized gains (losses) on securities	(131)	-	(79)	-
Total other comprehensive income (loss)	(131)	-	(79)	-
Comprehensive income (loss)	$(3,207)	$(2,179)	$(7,373)	$(4,512)

Income (loss) per share:
Basic	$(0.07)	$(0.05)	$(0.16)	$(0.10)
Diluted	$(0.07)	$(0.05)	$(0.16)	$(0.10)
Weighted average shares outstanding:
Basic	47,228	47,521	47,215	47,519
Diluted	47,228	47,521	47,215	47,519

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited; in thousands)

	Six Months Ended June 30, 2013
					Accumulated
	Common Stock		Additional		Other
	Shares	$ Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance at December 31, 2012	45,867	$459	$362,422	$(335,211)	$(40)	$27,630
Net loss	-	-	-	(7,294)	-	(7,294)
Other comprehensive income (loss)	-	-	-	-	(79)	(79)
Share-based compensation	-	-	630	-	-	630

Net distribution of common stock pursuant to restricted stock unit award plan	826	8	(7)	-	-	1
Common shares withheld for withholding taxes on distribution of restricted stock units	(321)	(3)	(709)	-	-	(712)

Net issuance of common stock pursuant to cashless exercise of stock options	4	-	-	-	-	-
Common shares withheld for withholding taxes on cashless exercise of stock options	(1)	-	(4)	-	-	(4)

Issuance of common stock under “at the market” offerings, net of offering costs of $8	114	1	242	-	-	243

Issuance of common stock for exercise of stock options	7	-	9	-	-	9
Balance at June 30, 2013	46,496	$465	$362,583	$(342,505)	$(119)	$20,424

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(7,294)	$(4,512)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	69	64
Share-based compensation	630	848
Provision to reduce inventory to net realizable value	390	-
Gain on sales of marketable securities	(9)	-
Changes in assets and liabilities
Accounts receivable, net	(8)	-
Accrued investment income	(91)	-
Finished goods inventory	(532)	-
Income taxes refundable	43	-
Prepaid expenses and other current assets	(207)	(143)
Other current deferred assets	(49)	-
Other assets	3	-
Accounts payable	(666)	17
Accrued expenses	262	347
Deferred revenue	61	-
Net cash used in operating activities	(7,398)	(3,379)
Cash Flows from Investing Activities:
Purchases of marketable securities	(7,612)	-
Proceeds from sale of marketable securities	8,604	-
Additions to property, plant and equipment	(23)	(110)
Net cash provided by (used in) investing activities	969	(110)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	9	8
Proceeds from distribution of restricted stock units	1	1
Statutory minimum withholding taxes paid on the distribution of common stock pursuant to restricted stock unit plan and exercise of stock options	(716)	(1,046)
Proceeds from “at the market” offering	251	-
Offering transaction costs	(8)	-
Net cash used in financing activities	(463)	(1,037)
Net decrease in cash and cash equivalents	(6,892)	(4,526)
Cash and cash equivalents at beginning of period	7,476	35,685
Cash and cash equivalents at end of period	$584	$31,159

Supplemental Disclosures of Cash Flow Information:

Cash paid (refunded) during the period for:
Interest	$-	$-
Income taxes, net of refunds	$(43)	$-

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

Supplemental Disclosures of Noncash Investing and Financing Activities:

Six Months Ended June 30, 2013

1.	829 thousand shares of common stock were eligible for distribution pursuant to our RSU Plan utilizing various cashless exercise features of the plan and after withholding 3 thousand shares for $7 in exercise costs and withholding 321 thousand shares for $712 in statutory minimum payroll taxes, a net 505 thousand shares of common stock were issued.

2.	Options to purchase 7 thousand shares of common stock were exercised utilizing various cashless exercise features of our plan and after withholding 3 thousand shares for $9 in exercise costs and withholding 1 thousand shares for $4 in statutory minimum payroll taxes, we issued 3 thousand shares of common stock.

Six Months Ended June 30, 2012

1.	829 thousand shares of common stock were eligible for distribution pursuant to our RSU Plan utilizing various cashless exercise features of the plan and after withholding 2 thousand shares for $7 in exercise costs and withholding 296 thousand shares for $1,034 in statutory minimum payroll taxes; we issued 531 thousand shares of common stock.

2.	Options to purchase 17 thousand shares of common stock were exercised utilizing various cashless exercise features of our plan and after withholding 7 thousand shares for $22 in exercise costs and withholding 3 thousand shares for $12 in statutory minimum payroll taxes, we issued 7 thousand shares of common stock.

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

NOTE 1 – DESCRIPTION OF BUSINESS AND PRESENTATION

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “We”, or “Our”) is a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed two proprietary technologies. Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse. Pfizer Inc.’s Oxecta® (oxycodone HCl) tablets, CII is the first approved and marketed product utilizing Aversion and is commercialized under a license agreement we have with a subsidiary of Pfizer. We have also developed our Impede® Technology which is a combination of inactive ingredients that are intended to prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine. In late December 2012 we launched in the United States, Nexafed® (pseudoephedrine HC1) tablets formulated with our Impede Technology.

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results expected for the full year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2012 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The 2012 year-end consolidated balance sheet presented in this Report was derived from the Company’s 2012 year-end audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities. Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We had $5 thousand accrued for CRO and clinical trial study expenses at June 30, 2013. We had no accrued costs at December 31, 2012.

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

Nexafed was launched in mid-December 2012. The Company sells Nexafed in the United States to wholesale pharmaceutical distributors and as well as directly to chain drug stores. Nexafed is sold subject to the right of return for a period of up to twelve months after the product expiration. Nexafed currently has a shelf life of twenty-four months from the date of manufacture. Given the limited sales history of Nexafed, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company has deferred recognition of revenue on $61 thousand of product shipments of Nexafed since its launch until the right of return no longer exists or adequate history and information is available to estimate product returns.

We are a party to a License, Development, and Commercialization Agreement dated October 30, 2007 with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer Inc. (the “Pfizer Agreement”). Commencing in February 2013, we began earning royalties based on net sales of Oxecta by Pfizer. Such royalties are paid to us within 45 days after the end of each calendar quarter. We have recorded royalties of approximately $5 thousand for the six month period ended June 30, 2013 on Oxecta’ s net sales of approximately $100 thousand.

Shipping and Handling Costs

The Company records shipping and handling costs in selling expenses. The costs recorded to selling expenses from the shipments of Nexafed during the six month period ended June 30, 2013 were not material.

NOTE 4 - LICENSE, DEVELOPMENT, AND COMMERCIALIZATION AGREEMENT

On October 30, 2007, we and King Pharmaceuticals Research and Development, Inc., now a wholly-owned subsidiary of Pfizer, entered into the Pfizer Agreement to develop and commercialize in the United States, Canada and Mexico, or the Pfizer Territories, certain opioid analgesic products utilizing our proprietary Aversion Technology. Oxecta was approved on June 17, 2011 and sales of Oxecta by Pfizer commenced February 2012. On September 24, 2012, we entered into a letter agreement with Pfizer which amended the Pfizer Agreement and provided for the termination of Pfizer’s license to our Aversion® Technology used in the three development-stage products licensed to Pfizer and for the transfer of these products back to us. These development-stage products were hydrocodone bitartrate/acetaminophen tablets, oxycodone HCl/acetaminophen tablets and an undisclosed opioid.

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

On September 20, 2012, we announced that we had received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from a generic sponsor seeking FDA approval to market a generic version of Oxecta. Since such date, we have received similar Paragraph IV Notices from four other generic pharmaceutical companies. The Paragraph IV Notices refer to our U.S. Patent Numbers 7,201,920, 7,510,726 and 7,981,439, which cover our Aversion Technology and Oxecta and are listed in the FDA Orange Book. The Paragraph IV Notices state that each generic sponsor believes that such patents are invalid, unenforceable or not infringed. Pfizer, Acura’s licensee for Oxecta, has advised us that they will not exercise their first right under the Pfizer Agreement to control the enforcement of the ANDA litigation against the generic sponsors. As a result, on October 31, 2012, we initiated suit against each of Watson Laboratories, Inc. – Florida (“Watson”), Par Pharmaceutical, Inc. (“Par”), Impax Laboratories, Inc. (“Impax”), and Sandoz Inc. (“Sandoz”), and on April 29, 2013 we initiated suit against Ranbaxy Pharmaceuticals, Inc., each in the United States District Court for the District of Delaware alleging infringement of our U.S. Patent No. 7,510,726. The commencement of such litigation prohibits the FDA from granting approval of the filed ANDAs until the earliest of 30 months from the date Acura received notice of the first Paragraph IV certification, or the conclusion of litigation. The litigation is in its early stages. If any subsequent infringement suit is initiated in Delaware, it is likely that the suit would be consolidated with the current action.

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

On April 2, 2013, the USPTO issued U.S. Patent No. 8,409,616 with claims directed at our Aversion Technology. This patent was listed in FDA’s Orange Book on April 22, 2013 which will require all of the Paragraph IV ANDA filers to decide whether to amend their Paragraph IV certifications to include this newly issued patent. Par, Ranbaxy and Impax have certified Paragraph IV against the ‘616 patent asserting that the ‘616 patent is either invalid or unenforceable or that their generic product will not infringe the claims of the patent.

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both June 30, 2013 and December 31, 2012, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss (“NOL”) carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized. Our NOL carryforwards will expire in varying amounts between 2013 and 2031 if not used, and those expirations will cause fluctuations in our valuation allowances.

NOTE 6 – INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)	(in millions)
Marketable securities:
Corporate bonds — maturing within 1 year	$2.3	$1.2
Corporate bonds — maturing after 1 through 4 years	8.8	6.3
Pooled investment fund	2.0	8.0
Exchange-traded funds	5.8	4.4
Total marketable securities	$18.9	$19.9

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

The following tables provide a summary of the fair value and unrealized gains (losses) related to the Company’s available-for-sale securities (in millions):

	June 30, 2013
	(in millions)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$11.2	$-	$(0.1)	$11.1
Pooled investment fund	2.0	-	-	2.0
Exchange-traded funds	5.8	-	-	5.8
Total - Current	$19.0	$-	$(0.1)	$18.9

	December 31, 2012
	(in millions)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$7.6	$-	$(0.1)	$7.5
Pooled investment fund	8.0	-	-	8.0
Exchange-traded funds	4.4	-	-	4.4
Total - Current	$20.0	$-	$(0.1)	$19.9

Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. We had no liabilities at June 30, 2013 meeting fair value measurement.

Our assets measured at fair value or disclosed at fair value on a recurring basis as at June 30, 2013 and December 31, 2012 consisted of the following (in millions):

	June 30, 2013
	(in millions)
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	11.1	11.1	-	-
Pooled investment fund	2.0	-	2.0	-
Exchange-traded funds	5.8	5.8	-	-
Total	$18.9	$16.9	$2.0	$-

	December 31, 2012
	(in millions)
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	7.5	7.5	-	-
Pooled investment fund	8.0	-	8.0	-
Exchange-traded funds	4.4	4.4	-	-
Total	$19.9	$11.9	$8.0	$-

Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) on marketable securities consisted of cumulative unrealized losses of $89 thousand and $40 thousand at June 30, 2013 and December 31, 2012 respectively.

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

NOTE 7 – INVENTORIES

Inventories consist of finished goods held for sale and distribution on our Nexafed product. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. Our gross inventory is valued at $0.8 million and $0.2 million at June 30, 2013 and December 31, 2012, respectively. During the second quarter of 2013 we established an inventory reserve of $0.4 million which results in a net reported inventory value of $0.4 million at June 30, 2013. We did not have an inventory reserve at December 31, 2012. The cost of sales on $61 thousand of product shipments of Nexafed since its launch date is excluded from the value of the June 30, 2013 inventory and is reported in the Balance Sheet account as a deferred asset until the right of return no longer exists or adequate history and information is available to estimate product returns on the product shipments. Purchases of active pharmaceutical ingredients and raw materials required for our development and clinical trial manufacture of product candidates utilizing our Aversion or Impede Technologies are expensed as incurred.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Payroll, payroll taxes, bonus and benefits	$145	$55
Professional services	309	216
Franchise taxes	11	5
Property taxes	19	20
Contract manufacturing services	72	21
Clinical and regulatory services	5	21
Other fees and services	114	75
Total	$675	$413

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

Our share-based compensation expense recognized in the Company’s results of operations for the period is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options
Research and development	$81	$91	$162	$182
General and administrative	234	333	468	666
Total	$315	$424	$630	$848

Stock Option Award Plans

At June 30, 2013, the Company has stock options issued and outstanding under three stock option plans. The Company’s 1995 and 1998 Stock Option Plans have expired but stock options awarded under such plans remain outstanding under the terms of those plans. The Company’s 2008 Stock Option Plan remains in effect. Absent a change in control, the balance of the vested non-incentive stock options (“NonISO”) granted under the 1998 and 2008 stock option plans may be exercised in equal amounts during each of calendar years 2013 and 2014.

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

During the six months ended June 30, 2013, 14 thousand NonISOs were exercised by our employees. Our employees elected to have 4 thousand shares withheld in satisfaction of $14 thousand for both the exercise costs and the withholding tax obligations resulting in the net issuance of 10 thousand common shares to them. During the six months ended June 30, 2012, 23 thousand NonISOs were exercised by our employees. Our employees elected to have 10 thousand shares withheld in satisfaction of $34 thousand for both the exercise costs and the withholding tax obligations which resulted in the net issuance of 13 thousand common shares to them.

As of June 30, 2013 the Company had $1.0 million of unrecognized share-based compensation expense from stock option grants, which will be recognized in our consolidated financial statements over their remaining vesting periods of the option grants over the next 1.4 years. Under the provisions of the stock option plans, if a change in control occurs, an acceleration of unvested shares will occur and any remaining unrecognized share-based compensation expense will be recognized in our consolidated financial statements.

Our stock option award activity during the six months ended June 30, 2013 and 2012 is shown below:

	Six Months Ended June 30,
	2013		2012
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, beginning	3,296	$5.50	3,556	$6.41
Granted	75	2.32	105	3.48
Exercised	(14)	1.30	(23)	1.30
Forfeited or expired	(15)	2.32	(703)	8.44
Outstanding, ending	3,342	$5.46	2,935	$5.86
Options exercisable	2,970	$5.80	2,507	$6.26

Assumptions used in the Black-Scholes model to determine fair value for the stock option awards granted during the period are show below:

	Six Months Ended June 30,
	2013	2012
Dividend yield	0.0%	0.0%
Average risk-free interest rate	1.86%	1.97%
Average volatility	114%	114%
Expected forfeitures	0.0%	0.0%
Expected holding period	10 years	10 years
Weighted average grant date fair value	$2.17	$3.25

Restricted Stock Unit Award Plan

The Company has RSUs issued and outstanding under a Restricted Stock Unit Award Plan (“2005 RSU Plan”) for its employees and directors. An RSU represents the contingent obligation of the Company to deliver a share of its common stock to the holders of a vested RSU on a specified distribution date. To date, 75% of RSU awards under the 2005 RSU Plan have been distributed. Absent a change of control, the balance of the RSU awards will be distributed on January 1, 2014. Distribution of RSU shares to employees may require the Company to make minimum statutory withholding tax payments for such employees on any gain on such shares at the time of distribution. The employee is responsible for providing sufficient funds to the Company to make such withholding tax payments. However, under the 2005 RSU Plan, the employee may elect to take a partial distribution of shares and have the Company retain the balance of the share distribution in satisfaction of the withholding tax payments. In such event, the Company becomes obligated to directly pay the withholding taxes of such employee and will retain a sufficient number of shares such that the fair market value of the retained shares will offset the employee’s withholding taxes. The Company has not reflected this obligation as a liability in its consolidated financial statements as the withholding tax payments are contingent upon the timing and number of RSU shares distributed to employees and the closing market price of our common stock at the time of distribution. Such withholding taxes will be paid and charged against additional paid-in capital as the RSU shares are distributed.

On each January 1st of 2013, 2012 and 2011, 0.83 million RSUs were distributed to our employees and directors. Our employees made elections to withhold 0.32 million shares in satisfaction of $0.71 million withholding tax obligations resulted in the net issuance of 0.50 million shares in January 2013. Our employees made elections to withhold 0.30 million shares in satisfaction of $1.0 million withholding tax obligations resulted in the net issuance of 0.53 million shares in January 2012.

A summary of the RSU Plan as of June 30, 2013 and 2012 and for the six months then ended consisted of the following (in thousands):

	Six Months Ended June 30,
	2013		2012
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, beginning	1,658	1,658	2,487	2,487
Granted	-	-	-	-
Distributed	(829)	(829)	(829)	(829)
Vested	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding, ending	829	829	1,658	1,658

NOTE 10 – EQUITY FINANCING

Our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (“SEC”) on March 15, 2013. On April 18, 2013, we filed a prospectus supplement with the SEC pursuant to which we may sell shares of our common stock from time to time in “at the market” offerings and certain other transactions, having sales proceeds of up to $13 million. During the three months ended June 30, 2013, we sold approximately 114 thousand shares of our common stock under a Sales Agreement with MLV & Co., our sales agent, through an “at the market” offering, for gross proceeds of approximately $0.25 million. Transaction costs were approximately $8 thousand. The net proceeds of approximately $0.24 million will be used for general corporate purposes, which may include working capital, capital expenditures, research, development and marketing expenditures, clinical trial expenditures, acquisitions of new technologies, and possible investments in or acquisitions of, complementary businesses or technologies.

NOTE 11 - COMMON STOCK WARRANTS

The Company has outstanding common stock purchase warrants at June 30, 2013 exercisable for 1.9 million shares of common stock, all of which contain a cashless exercise feature. These warrants have an exercise price of $3.40 per share and expiration date of August 2014.

NOTE 12 - EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested RSUs. Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. These common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for either 2013 or 2012 as the Company reported a net loss for the three month and six month periods, and including the effects of these common stock equivalents in the diluted EPS calculation would have been antidilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS for the period is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
EPS – basic and diluted
Numerator: net loss	$(3,076)	$(2,179)	$(7,294)	$(4,512)
Denominator:
Common shares	46,399	45,863	46,386	45,861
Vested RSUs	829	1,658	829	1,658
Basic and diluted weighted average shares outstanding	47,228	47,521	47,215	47,519
EPS – basic and diluted	$(0.07)	$(0.05)	$(0.16)	$(0.10)

Excluded securities:
Common shares issuable:
Stock options	3,342	2,935	3,342	2,935
Common stock warrants	1,856	1,856	1,856	1,856
Total excluded common shares	5,198	4,791	5,198	4,791

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

On November 18, 2011, the Philadelphia trial court denied Generic Defendants’ dispositive motion. In December 2011, the Generic Defendants appealed this ruling. On April 13, 2012, all trial court proceedings were stayed pending decisions by the Pennsylvania appellate courts. On November 28, 2012, the Pennsylvania Superior Court heard the appellate oral argument. A decision on this appeal should be issued later in 2013. This appeal process eventually could result in dismissal of all of the Philadelphia cases against all generic defendants including Acura, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by our insurance carrier.

In California, the trial court issued an April 17, 2012 ruling (confirmed in a May 25, 2012 Order) denying Generic Defendants’ dispositive preemption motions. The Generics Defendants’ appeals from this order were denied by the California appellate courts. Therefore, plaintiffs are now permitted to proceed with their lawsuits including state law claims based on (1) failing to communicate warnings to physicians through “Dear Doctor” letters; (2) failure to update labeling to adopt brand labeling changes; and (3) failure to withdraw generic products from the market. Despite its refusal to grant the demurrer or motion to strike, the California trial court acknowledged the preemptive effect of Mensing so that any claim “that would render the generic defendants in violation of federal law if they are found responsible under a state law cause of action, would not be permissible.” Nonetheless, plaintiffs have not confirmed they ingested any of the generic metoclopramide manufactured by us. Therefore, we expect the number of plaintiffs with possible claims to be reduced voluntarily or by motion practice. Action will be taken in an effort to dismiss Acura from these cases, although there can be no assurance in this regard. As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to this matter as of June 30, 2013 and we are presently unable to determine if any potential loss would be covered by our insurance carrier. Legal fees related to this matter are currently covered by our insurance carrier.

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

Forward-Looking Statements

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to, our and our licensee's ability to successfully launch and commercialize our products and technologies including Oxecta® Tablets and Nexafed® Tablets, the price discounting that may be offered by Pfizer for Oxecta, our and our licensee's ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies and the market acceptance of and competitive environment for any of our products, the willingness of wholesalers and pharmacies to stock Nexafed Tablets, expectations regarding potential market share for our products and the timing of first sales, our ability to enter into additional license agreements for our other product candidates, our exposure to product liability and other lawsuits in connection with the commercialization of our products, the increased cost of insurance and the availability of product liability insurance coverage, the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties, and the ability of our patents to protect our products from generic competition, our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation, and the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development to meet over-the-counter, or OTC, Monograph standards as applicable, the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates, changes in regulatory requirements, adverse safety findings relating to our product candidates, whether the FDA will agree with our analysis of our clinical and laboratory studies and how it may evaluate the results of these studies or whether further studies of our product candidates will be required to support FDA approval, whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and will be able to promote the features of our abuse discouraging technologies, whether our product candidates will ultimately deter abuse in commercial settings and whether our Impede technology will disrupt the processing of pseudoephedrine into methamphetamine. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views and beliefs with respect to future events and are based on assumptions and subject to significant risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in our filings with the Securities and Exchange Commission.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements speak only as of the date of this Report, and Acura undertakes no obligation to update or revise these statements.

Company Overview

We are a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed two proprietary technologies. Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse. Pfizer Inc.’s Oxecta (oxycodone HCl) tablets, CII is the first approved and marketed product utilizing Aversion and is commercialized under a license agreement we have with a subsidiary of Pfizer, or the Pfizer Agreement. We have also developed our Impede® Technology which is a combination of inactive ingredients that are intended to prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine.

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

We launched Nexafed commercially in mid-December 2012 into the $1 billion United States over the counter market, or OTC, for cold and allergy products containing a nasal decongestant through drug wholesalers to retail pharmacies. Nexafed was demonstrated in a clinical study to meet the FDA Guideline standards for bioequivalence to the reference drug Sudafed® marketed by Johnson & Johnson Corporation. We anticipate developing line extensions for our Nexafed franchise to capitalize on the many different combination offerings in the OTC cold/allergy market. We have developed a second generation prototype formulation of our Impede Technology, or Impede 2.0, to further improve our Nexafed franchise. Studies sponsored by us at an independent laboratory using an optimized, high yield direct conversion test method that is designed to replicate the direct conversion, or one-pot, process commonly used by clandestine methamphetamine laboratories yielded no measurable amount of methamphetamine compared to an approximate 38% yield with our older Impede Technology. We intend to incorporate Impede 2.0 into Nexafed.

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

Oxecta®

Oxecta is a Schedule II narcotic indicated for the management of acute and chronic moderate to severe pain where the use of an opioid analgesic is appropriate. Oxecta utilizes our Aversion Technology. Pfizer received FDA approval for its 505(b)(2) NDA for Oxecta on June 17, 2011 and introduced the product into the market in February 2012. Pending receipt of the FDA’s advice on Pfizer’s proposed Oxecta promotional materials, which were submitted to the FDA in July 2102, Pfizer did not market Oxecta to physicians. As such, Pfizer attained no meaningful sales of Oxecta in 2012 or in the quarter ended June 30, 2013. Following Pfizer’s April 2013 receipt of the FDA’s advice on its Oxecta promotional materials, we have been informed by Pfizer that it will expand commercialization of Oxecta to health care providers in the fourth quarter of 2013. These activities will be directed to a national cross section of healthcare professionals who treat pain, but will not include the use of field representatives.

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

Pfizer License, Development and Commercialization Agreement

In October 2007, we entered into a License, Development and Commercialization Agreement, or the Pfizer Agreement, with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer, covering the United States, Canada and Mexico. Under the Pfizer Agreement, Pfizer will manufacture and commercialize Oxecta in the United States. As of June 30, 2013, we had received an aggregate of $78.5 million in payments from Pfizer in the form of a $30.0 million upfront cash payment, milestone payments, option fees and reimbursement for research and development expenses, including a $20.0 million milestone fee relating to the receipt of FDA approval of the NDA for Oxecta. In addition, we are eligible to receive milestone payments based on future Oxecta regulatory events and product sales achievements, and tiered royalties of 5% - 25% on annual net sales of Oxecta.

Aversion Technology Opioid Products in Development

We have multiple opioid products utilizing our Aversion Technology in various stages of development, including the following:

Aversion Technology Tablets	Comparable Brand Name[1]	Status
Hydrocodone bitartrate/acetaminophen	Vicodin®, Lortab®, Norco®	IND submitted to the FDA on December 20, 2012. NDA submission targeted for the first half of 2014.
Hydromorphone HCl	Dilaudid®	Proof of Concept[2]
Methadone HCl	Methadose	Proof of Concept[2]
Morphine Sulfate	MSIR®	Proof of Concept[2]
Oxycodone HCl/acetaminophen	Percocet®	Proof of Concept[2]
Oxymorphone HCl	Opana®	Proof of Concept[2]
Tramadol HCl	Ultram®	Proof of Concept[2]

[1]	Comparable Brand Name refers to currently marketed prescription products in the United States containing the same active analgesic ingredient(s) as in the corresponding Aversion Technology product.
[2]	Proof of Concept is attained upon demonstration of product stability and bioavailability parameters. All proof of concept formulations contain niacin and will require reformulation.

Development of Aversion Hydrocodone/Acetaminophen

Our hydrocodone/acetaminophen product was previously under development by Pfizer who, before returning the product to us: (1) removed niacin from the formulation, (2) conducted bioequivalence testing and (3) held a pre-IND meeting with the FDA. We expect our clinical development program for our hydrocodone/acetaminophen product to consist of:

•	A pharmacokinetic study in about 36 fasted subjects to establish bioequivalence of product made by a new contract manufacturer to the FDA’s reference listed drug and determine the food effect on our drug;
•	A pharmacokinetic study in about 24 subjects to establish safety compared to the reference listed drugs tramadol/acetaminophen (for acetaminophen) and hydrocodone bitartrate/ibuprofen (for hydrocodone);
•	A pharmacokinetic study in about 24 subjects demonstrating dose proportionality of our formulation;
•	A nasal abuse liability liking study in about 40 recreational drug users against a reference drug, or Study AP-ADF-301;
•	Laboratory studies demonstrating extraction, syringing and particle size characteristics of our product; and
•	An assessment of the routes of abuse of hydrocodone products.

We commenced enrollment in Study AP-ADF-301 in February 2013 and the last subject completed dosing in March 2013. We are conducting the statistical analysis for this study and expect to announce results in the 3rd quarter of this year.

We have commenced scale -up activities for our Aversion hydrocodone/acetaminophen product to the proposed commercial manufacturer with the expected completion of our registration batches by mid-3rd quarter of this year.

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

We are conducting research on Impede 2.0, our next generation Impede Technology, to further improve our Nexafed franchise. Studies sponsored by us at an independent laboratory using an optimized, high yield direct conversion test method that is designed to replicate the direct conversion, or one-pot, process commonly used by clandestine methamphetamine laboratories yielded no measurable amount of methamphetamine compared to an approximate 38% yield with our older Impede Technology. We have manufactured pilot scale quantities of Nexafed with Impede 2.0 for further meth-resistance testing and pharmacokinetic testing and, if successful, of which no assurance can be given, intend to incorporate Impede 2.0 into Nexafed for commercial introduction.

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

We launched Nexafed commercially in mid-December 2012 into the United States OTC market for cold and allergy products and have shipped Nexafed to several regional and national drug wholesalers for redistribution to pharmacies, including the three largest U.S. drug wholesalers: McKesson, Cardinal Health and AmerisourceBergen. In March 2013, we completed our first shipment of Nexafed directly to the warehouse of a regional drug chain who, we understand, would further stock all of their pharmacies with Nexafed. We have also gained support from other pharmacy chain customers. Generally, these chain customers purchase their pseudoephedrine products through their pharmacy departments – as opposed to a centralized OTC purchasing operation. The support for Nexafed from these chain customers varies from providing Nexafed educational materials to their pharmacists and allowing each pharmacy to make their own purchasing decision, to the stocking of Nexafed as their only 30mg pseudoephedrine product. We estimate Nexafed is currently stocked in approximately 1,400 US pharmacies or about 2% of the 65,000 pharmacy outlets. About 2/3 of these pharmacies are consistent repeat customers with the top pharmacy average approximately 5 boxes per week. We continue to work to expand the wholesale and retail distribution network for Nexafed and intend to re-approach some chain customers already stocking Nexafed with programs designed to improve penetration in those chains.

We are using telemarketing, direct mail, and online and journal advertising to educate pharmacists about Nexafed and encourage pharmacists to recommend Nexafed to their customers and are currently readapting our advertising program to differentiate Nexafed from a potential meth-resistant competitive product that may be launching this summer. We may use consumer advertising in the future. We have shipped approximately $25 thousand and $58 thousand in Nexafed product during the quarter and six months ended June 30, 2013, respectively.

We are marketing our 30mg Nexafed product under FDA’s regulations applicable to OTC Monograph products. Nexafed tablets are offered in 24-count blister packaged cartons and priced comparable to other branded PSE 30mg tablets.

Company’s Present Financial Condition

At July 30, 2013 we had cash, cash equivalents and marketable securities of approximately $18.4 million. We estimate that our current cash reserves will be sufficient to fund operations through at least the next 12 months.

During the six months ended June 30, 2013 we did not recognized any of the $58 thousand product sales derived from the shipment of Nexafed. Given the limited sales history of Nexafed, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on the product shipments of Nexafed until the right of return no longer exists or adequate history and information is available to estimate product returns. Our royalty revenue from Pfizer’s sale of Oxecta Tablets began in February 2013.

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

Results of Operations for the Three Months Ended June 30, 2013 and 2012

	June 30
	2013	2012	Change
Revenues:	$000’s		$000’s	Percent
Royalty revenue	$1	$-	$1	100
Total revenue	1	-	1	100

Operating expenses:
Research and development	805	919	(114)	(12)
Selling, general and administrative	2,336	1,270	1,066	84
Total operating expenses	3,141	2,189	952	43
Operating loss	(3,140)	(2,189)	951	43

Non-operating income:
Investment income	71	11	60	545
Gain (loss) on sales of marketable securities	(7)	-	7	100
Other income (expense)	-	(1)	(1)	(100)
Total other income	64	10	54	540

Loss before income taxes	(3,076)	(2,179)	897	41
Provision for income taxes	-	-	-	-
Net loss	$(3,076)	$(2,179)	$897	41

Revenues

Product Sales

We launched Nexafed commercially in mid-December 2012. Given the limited sales history of Nexafed, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company has deferred recognition of revenue and the related cost of sales on product shipments of Nexafed since its launch until the right of return no longer exists or adequate history and information is available to estimate product returns. As of June 30, 2013, we had $61 thousand in deferred revenue on our balance sheet related to Nexafed shipments made since its commercial launch. We had no product sales for the three months ended June 30, 2012.

Royalty Revenue

In connection with our License, Development, and Commercialization Agreement dated October 30, 2007 with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer Inc., we began to earn royalties on Oxecta net sales starting in February 2013. Pfizer will pay us a royalty at one of six rates ranging from 5% to 25% based on the level of annual net sales for Oxecta across all Pfizer Territories, with the highest applicable royalty rate applied to such annual sales. These royalties are based on net sales of Oxecta reported to us by Pfizer being paid to us within 45 days after the end of each calendar quarter. We recorded royalties of approximately $1 thousand for the quarter ended June 30, 2013 on net sales of approximately $20 thousand.

Operating Expenses

Research and development (“R&D”) expense during the three months ended June 30, 2013 were primarily for our Aversion development expenses and for the three months ended 2012 were for product candidates utilizing either our Aversion or our Impede® Technologies, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of the 2013 and 2012 results are non-cash share-based compensation expenses of $0.1 million. Excluding the share-based compensation expense, our R&D expenses decreased approximately $0.1 million between reporting periods primarily from our Aversion development expenses on our hydrocodone/acetaminophen product candidate.

Selling and marketing expenses during the three months ended June 30, 2013 and 2012 primarily consisted of advertising and marketing activities on Nexafed which was launched in December 2012. Selling and marketing expenses during the three months ended June 30, 2012 primarily consisted of market research studies on our Aversion and Impede® Technologies. Our Nexafed advertising and marketing activities will continue in 2013. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in the 2013 and 2012 results are non-cash share-based compensation expenses of $0.2 million and $0.3 million, respectively. Excluding the share-based compensation expense our selling, general and administrative expenses increased approximately $1.2 million between reporting periods, primarily for the advertising and marketing activities on Nexafed and legal services on our paragraph IV litigation.

Non-operating Income (Expense)

During the three months ended June 30, 2013 and 2012, other non-operating income consisted principally of investment income derived from our cash reserves being invested in accordance with a Board of Director approved investment policy.

Net Income (Loss)

The net loss for the three months ended June 30, 2013 and 2012 includes no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

	June 30
	2013	2012	Change
Revenues:	$000’s		$000’s	Percent
Royalty revenue	$5	$-	$5	100
Total revenue	5	-	5	-

Operating expenses:
Research and development	2,831	1,822	1,009	55
Selling, general and administrative	4,558	2,711	1,847	68
Total operating expenses	7,389	4,533	2,856	63
Operating loss	(7,384)	(4,533)	2,851	63

Non-operating income:
Investment income	81	22	59	268
Gain on sales of marketable securities	9	-	9	100
Other income (expense)	-	(1)	(1)	(100)
Total other income	90	21	69	329

Loss before income taxes	(7,294)	(4,512)	2,782	62
Provision for income taxes	-	-	-	-
Net loss	$(7,294)	$(4,512)	$2,782	62

Revenues

Product Sales

We launched Nexafed commercially in mid-December 2012. Given the limited sales history of Nexafed, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company has deferred recognition of revenue and the related cost of sales on product shipments of Nexafed since its launch until the right of return no longer exists or adequate history and information is available to estimate product returns. As of June 30, 2013, we had $61 thousand in deferred revenue on our balance sheet related to Nexafed shipments made since its commercial launch. We had no product sales for the six months ended June 30, 2012.

Royalty Revenue

In connection with our License, Development, and Commercialization Agreement dated October 30, 2007 with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer Inc., we began to earn royalties on Oxecta net sales starting in February 2013. Pfizer will pay us a royalty at one of six rates ranging from 5% to 25% based on the level of annual net sales for Oxecta across all Pfizer Territories, with the highest applicable royalty rate applied to such annual sales. These royalties are based on net sales of Oxecta reported to us by Pfizer being paid to us within 45 days after the end of each calendar quarter. We recorded royalties of approximately $5 thousand for the six months ended June 30, 2013 on net sales of approximately $100 thousand.

Operating Expenses

R&D expense during the six months ended June 30, 2013 were primarily for our Aversion development expenses and for the six months ended 2012 were for product candidates utilizing either our Aversion or our Impede® Technologies, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of the 2013 and 2012 results are non-cash share-based compensation expenses of $0.2 million. Excluding the share-based compensation expense, our R&D expenses increased approximately $1.0 million between reporting periods primarily from our Aversion development expenses on our hydrocodone/acetaminophen product candidate.

Selling and marketing expenses during the six months ended June 30, 2013 and 2012 primarily consisted of advertising and marketing activities on Nexafed which was launched in December 2012. Selling and marketing expenses during the three months ended June 30, 2012 primarily consisted of market research studies on our Aversion and Impede® Technologies. Our Nexafed advertising and marketing activities will continue in 2013. Our G&A expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in the 2013 and 2012 results are non-cash share-based compensation expenses of $0.5 million and $0.7 million, respectively. Excluding the share-based compensation expense our selling, general and administrative expenses increased approximately $2.0 million between reporting periods, primarily for the advertising and marketing activities on Nexafed and legal services on our paragraph IV litigation.

Non-operating Income (Expense)

During the six months ended June 30, 2013 and 2012, other non-operating income consisted principally of investment income derived from our cash reserves being invested in accordance with a Board of Director approved investment policy.

Net Income (Loss)

The net loss for the six months ended June 30, 2013 and 2012 includes no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Liquidity and Capital Resources

At June 30, 2013, the Company had cash, cash equivalents and marketable securities of $19.4 million compared to $27.4 million at December 31, 2012. The Company had working capital of $19.4 million at June 30, 2013 compared to $26.6 million at December 31, 2012. The decrease in our cash position is primarily due to the period’s net loss and the payment of employees’ withholding taxes approximating $0.7 million associated with their option exercises and RSU exchanges during such period, adjusted for the non-cash share-based compensation expenses.

At July 30, 2013, the Company had cash, cash equivalents and marketable securities of approximately $18.4 million. We estimate that our current cash reserves will be sufficient to fund operations through at least the next 12 months.

Financing Activities

We had financing activities for the quarter ended June 30, 2013 that provided approximately $0.24 million in cash. During the quarter, we sold approximately 114 thousand shares of our common stock through a registered “at the market” offering program. See Note 10 to the Company’s consolidated financial statements contained in this Report for a discussion of the “at the market” offering program.

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

(b)     Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 4, “License, Development, and Commercialization Agreement – Paragraph IV ANDA Litigation”, and Note 13, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

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

July 30, 2013	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

