Form 10-K
period 2013-12-31
ACURA PHARMACEUTICALS, INC
filed 2014-03-03
CIK 786947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number 1-10113

ACURA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

New York	11-0853640
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

616 N. North Court, Suite 120, Palatine, Illinois	60067
(Address of principal administrative office)	(Zip code)

Registrant's telephone number, including area code: 847 705 7709

Securities registered pursuant to section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	NASDAQ Capital Market

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

☐ Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the last sale price on the NASDAQ Capital Market of the Common Stock of $1.88 on June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $36.0 million.

As of February 28, 2014, the registrant had 48,847,737 shares of Common Stock, par value $0.01, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on or about May 1, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Acura Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2013

Tablet of Contents

Forward-Looking Statements

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to, the ability of our patents to protect our products from generic competition, our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation, whether private plaintiffs will challenge the Settlement Agreements we entered into with each of Par Pharmaceutical and Impax Laboratories relating to our Oxecta® patent infringement litigation, whether or not additional third parties may seek to market generic versions of Oxecta® and the results of any litigation that we have filed or may file to defend and/or assert our patents against such companies, the possible occurrence of one of the specific events that would result in Par Pharmaceutical Impax Laboratories  marketing a generic Oxecta® earlier than we anticipate, the possible approval by the U.S. Food and Drug Administration (“FDA”) of Sandoz Inc.’s or Ranbaxy Inc.’s generic Oxecta product prior to the expiry of our patents covering Oxecta, our and our licensee's ability to successfully launch and commercialize our products and technologies including Oxecta® Tablets and Nexafed® Tablets, the price discounting that may be offered by Pfizer for Oxecta, our and our licensee's ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies and the market acceptance of and competitive environment for any of our products, the willingness of wholesalers and pharmacies to stock Nexafed Tablets, expectations regarding potential market share for our products and the timing of first sales, our ability to enter into additional license agreements for our other product candidates, our exposure to product liability and other lawsuits in connection with the commercialization of our products, the increased cost of insurance and the availability of product liability insurance coverage, the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties, and the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development to meet over-the-counter, or OTC, Monograph standards as applicable, the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates, changes in regulatory requirements, adverse safety findings relating to our product candidates, whether the FDA will agree with our analysis of our clinical and laboratory studies and how it may evaluate the results of these studies or whether further studies of our product candidates will be required to support FDA approval, whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and will be able to promote the features of our abuse discouraging technologies, whether our product candidates will ultimately deter abuse in commercial settings and whether our Impede technology will disrupt the processing of pseudoephedrine into methamphetamine. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views and beliefs with respect to future events and are based on assumptions and subject to significant risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in Item 1A of this Report.

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

PART I

ITEM  1. BUSINESS

Overview

We are a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse.  We have discovered and developed two proprietary technologies.  Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse.  Pfizer Inc.’s Oxecta® (oxycodone HCl) tablets, CII is the first approved and marketed product utilizing Aversion and is commercialized under our license agreement with a subsidiary of Pfizer, or the Pfizer Agreement.  We have also developed our Impede® Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine.

We have 7 additional opioid products utilizing Aversion in various stages of development.  Our product containing hydrocodone bitartrate and acetaminophen utilizing the Aversion technology, or hydrocodone/acetaminophen, is the most advanced opioid product in development and the primary focus of our opioid development efforts.  Hydrocodone/acetaminophen is the most widely prescribed and often abused opioid product in the United States.   We filed an Investigational New Drug Application, or IND, with the Food and Drug Administration, or FDA, on December 20, 2012, which became effective in late January 2013.   On August 26, 2013, we announced the top-line results from Study AP-ADF-301 (“Study 301”), a phase II clinical study in 40 recreational drug abusers assessing the liability of snorting our hydrocodone/acetaminophen product. Study 301s primary endpoint indicated that Aversion hydrocodone/acetaminophen had slightly lower numeric mean maximum drug liking compared to an equivalent dose of a generic hydrocodone/acetaminophen tablet, however these results were not statistically significant.  The Study 301 secondary endpoints demonstrated statistical significance in mean minimum drug liking, the Overall Drug Liking score and the Take Drug Again assessment.   On December 5, 2013, we met with the FDA to discuss if the FDA will consider whether the results of Study 301 are acceptable for submission in a New Drug Application, or NDA.  On February 7, 2014, the FDA advised us their discussion of whether the results of study AP-ADF-301 could support abuse-deterrent labeling is ongoing.    We expect that the development program for our other Aversion opioid products in development will be consistent with that of Oxecta and our hydrocodone/acetaminophen product candidate.

We launched Nexafed commercially in mid-December 2012 into the $1 billion United States over the counter market, or OTC, for cold and allergy products containing a decongestant.  Nexafed was demonstrated in a clinical study to meet the FDA Guideline standards for bioequivalence to the reference drug Sudafed® marketed by Johnson & Johnson Corporation.  We anticipate developing line extensions for our Nexafed franchise to capitalize on the many different combination offerings in the OTC cold/allergy market and expect to launch our first line extension in 2014.  We also are developing a next generation of our Impede Technology in order to further improve our Nexafed franchise.

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

Our Strategy

Our goal is to become a leading specialty pharmaceutical company focused on addressing the growing societal problem of pharmaceutical drug abuse by developing a broad portfolio of products with abuse deterrent features and benefits. Specifically, we intend to:

•	Capitalize on our experience and expertise in the research and development of technologies that address medication abuse and misuse. We have two products commercially launched containing our Aversion and Impede Technologies. We continue to invest in improvements in these technologies and to innovate new technologies to address medication abuse and misuse.

•	Leverage our technologies by developing a full line of pharmaceutical products which utilize our proprietary technologies. Medication abuse and misuse is not limited to single drugs but often pervades entire drug categories. We intend to develop or collaborate with strategically focused pharmaceutical companies to develop multiple products in the prescription opioid and OTC cold/allergy markets with our technologies.

•	Commercialize our products with our internal resources or license to strategically focused companies in the United States and other geographic territories. We have developed a small infrastructure to commercialize our OTC products that utilize the Impede Technology. We have licensed our Aversion Technology to Pfizer for use in Oxecta in the United States and Mexico. We are seeking licensing partners for our Aversion and Impede technologies worldwide, and marketing partners for Nexafed outside the United States.

•	Maintain an efficient internal cost structure. We maintain an efficient internal cost structure focused on discovering new technologies and developing product formulations using those technologies. We also have a small, focused OTC marketing and sales team. We outsource many high cost elements of development and commercialization, such as clinical trials and commercial manufacturing that minimize required fixed overhead and capital investment and thereby reduces our business risk.

•	In-license or acquire technologies and/or products to expand our portfolio of technologies and products. We intend to pursue the in-license or acquisition of product candidates and technologies that will allow us to expand our portfolio of products. Such in-licensing or acquisition transactions, if successfully completed, of which no assurance can be given, may include product candidates or technologies for pain relief, addiction, and other drugs.

Aversion Technology Overview

Aversion Technology is a unique composition of inactive pharmaceutical ingredients utilized with an opioid or other drug susceptible of abuse to provide abuse deterrent functionality.  All of our Aversion Technology opioid products are covered by six issued U.S. patents, which expire between 2023 and 2025.  Our Aversion Technology products are intended to provide the same therapeutic benefits of the active drug ingredient as currently marketed products containing the same active pharmaceutical ingredient, while simultaneously discouraging the following common methods of pharmaceutical product misuse and abuse:

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

The extent and manner in which any of the features described above may be described in the FDA approved label for our pipeline products will be dependent on the results of and the acceptance by the FDA of our and our licensees’ studies for each product.

Oxecta

Oxecta is a Schedule II narcotic indicated for the management of acute and chronic moderate to severe pain where the use of an opioid analgesic is appropriate.  Oxecta utilizes our Aversion Technology.  Pfizer received FDA approval for its 505(b)(2) NDA for Oxecta on June 17, 2011 and introduced the product into the market in February 2012. Pending receipt of the FDA’s advice on Pfizer’s proposed Oxecta promotional materials, which were submitted to the FDA in July 2012, Pfizer did not market Oxecta to physicians. As such, Pfizer attained no meaningful sales of Oxecta in 2012 or 2013. In April 2013, Pfizer received FDA’s advice on its Oxecta promotional materials and commenced a non-branded marketing campaign to raise awareness of the problem of opioid abuse in the 3rd quarter of 2013.  Pfizer expanded its commercialization of Oxecta to health care providers in late 4th quarter of 2013 but this effort was minimal due to the holidays.  We do not expect the Pfizer promotional activities will include the use of field representatives.

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

Although we believe these abuse deterrent characteristics differentiate Oxecta from immediate-release oxycodone products currently on the market, consistent with FDA guidance which requires epidemiology studies to support a claim of abuse deterrence, the clinical significance of the difference in drug liking and difference in response to taking the drug again in this study has not been established.  There is no evidence that Oxecta has a reduced abuse liability compared to immediate release oxycodone.  Pfizer has agreed to a post-approval commitment with the FDA to perform an epidemiology study to assess the actual impact on abuse of Oxecta tablets.

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

Aversion Technology Opioid Products in Development

We have the following multiple opioid products utilizing our Aversion Technology in various stages of development.  Pursuant to a September 24, 2012 agreement with Pfizer, the license and/or option rights to these products were returned to us by Pfizer and we retain all rights to develop and commercial these products worldwide.

Aversion Technology Tablets	Comparable Brand Name[1]	Status

Hydrocodone bitartrate/acetaminophen	Vicodin®, Lortab®, Norco®	IND submitted to the FDA on December 20, 2012. Pharmacokinetic studies in progress. Awaiting feedback from the FDA on the applicability of the results of Study AP-ADF-301 for NDA submission.

Hydromorphone HCl	Dilaudid®	Proof of Concept[2]
Methadone HCl	Methadose	Proof of Concept[2]
Morphine Sulfate	MSIR®	Proof of Concept[2]
Oxycodone HCl/acetaminophen	Percocet®	Proof of Concept[2]
Oxymorphone HCl	Opana®	Proof of Concept[2]
Tramadol HCl	Ultram®	Proof of Concept[2]

1 Comparable Brand Name refers to currently marketed prescription products in the United States containing the same active analgesic ingredient(s) as in the corresponding Aversion Technology product.
2  Proof of Concept is attained upon demonstration of product stability and bioavailability parameters. All proof of concept formulations contain niacin (derived from the initial Aversion formulation) and will require reformulation.

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

On August 26, 2013, we announced top-line results from Study AP-ADF-301 (Study 301), a phase II clinical study in 40 recreational drug abusers assessing the abuse liability of snorting of our crushed hydrocodone/acetaminophen product. Study 301’s primary endpoint indicated Aversion hydrocodone/acetaminophen had slightly lower numeric mean maximum drug liking (Emax: 72.1) compared to an equivalent dose of a generic hydrocodone/acetaminophen tablet (Emax: 75.6) currently on the market, however these results were not statistically significant (p=0.22).  The secondary endpoints demonstrated the effects of the Aversion ingredients on drug snorting.  Aversion hydrocodone/acetaminophen’s mean minimum liking (Emin: 40.2) was less than the comparator (Emin: 50.4) (the difference being statistically significant at p=0.0003).  The mean minimum drug liking for Aversion hydrocodone/acetaminophen and the placebo control were 40.2 and 48.8, respectively (the difference being statistically significant at p=0.0042).  A score below 50 indicates a subject disliked the drug they were taking at some point during the treatment (a score of 50 means neither like or dislike), and a score greater than 50 indicates they liked the drug they were taking.

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

On December 5, 2013, we met with the FDA to discuss if the FDA will consider whether the results of Study 301 are acceptable for submission in a NDA.  On February 7, 2014 the FDA advised us their discussion of whether the results of study AP-ADF-301 could support abuse-deterrent labeling is ongoing.

We have completed scale-up activities for our Aversion hydrocodone/acetaminophen product at the proposed commercial manufacturer and have manufactured our registration batches for use in subsequent clinical trials. We commenced the pharmacokinetic studies for Aversion hydrocodone/acetaminophen in the first quarter 2014.

We continue to evaluate possible partnering of our Aversion development products with alternative strategic partners.

U.S. Market Opportunity for Opioid Analgesic Products Utilizing Aversion Technology

The misuse and abuse of controlled prescription drugs (CPDs) in general, and opioid analgesics in particular, continues to constitute a dynamic and challenging threat to the United States and is the nation’s fastest growing drug problem. Results from the 2013 National Drug Threat Assessment conducted by the DEA report that CPD rates of abuse remain high, with individuals abusing CPDs at a higher prevalence rate than any illicit drug except marijuana. Opioid analgesics are the most common type of CPDs taken illicitly and are the CPDs most commonly involved in overdose incidents. According to the Drug Abuse Warning Network (DAWN), the estimated number of emergency department visits involving nonmedical use of prescription opiates/ opioids increased 112 percent—84,671 to 179,787—between 2006 and 2010. Immediate release, or IR, opioid products comprise the vast majority of this abuse compared with extended release, or ER, opioid products.  In addition, it is estimated that more than 75 million people in the United States suffer from pain and the FDA estimates more than 45 million people receive a prescription for the opioid hydrocodone annually.  For many pain sufferers, opioid analgesics provide their only pain relief.  As a result, opioid analgesics are among the largest prescription drug classes in the United States with over 253 million tablet and capsule prescriptions dispensed in 2013, of which approximately 238 million were for IR opioid products and 15 million were for ER opioid products.  However, physicians and other health care providers at times are reluctant to prescribe opioid analgesics for fear of misuse, abuse, and diversion of legitimate prescriptions for illicit use.

We expect our Aversion Technology opioid products to compete primarily in the IR opioid product segment of the United States opioid analgesic market.  Because IR opioid products are used for both acute and chronic pain, a prescription, on average, contains 65 tablets or capsules.  According to IMS Health, in 2013, sales in the IR opioid product segment were approximately $2.6 billion, of which ~97% was attributable to generic products.  Due to fewer identified competitors and the significantly larger market for dispensed prescriptions for IR opioid products compared to ER opioid products, we have initially focused on developing IR opioid products utilizing our Aversion Technology.  Oxecta and our Aversion Technology products in development include the active opioid ingredients representing approximately 76% of the U.S. IR Opioid Product segment. A summary of the IR opioid product prescription data for 2013 is provided below:

IR Opioid Products(1)	2013 US Prescriptions (Millions)(2)	% of Total
Hydrocodone	128	54
Oxycodone	52	22
Tramadol	41	17
Codeine	11	5
3 others	6	2
Total (Average)	238	100

1 Includes all salts and esters of the opioid and opioids in combination with other active ingredients such as acetaminophen.
2 IMS Health, 2013

Despite considerable publicity regarding the abuse of OxyContin® extended-release tablets and other ER opioid products, U.S. government statistics suggest that far more people have used IR opioid products non-medically than ER opioid products.  These statistics estimate that nearly four times as many people have misused the IR opioid products Vicodin®, Lortab® and Lorcet® (hydrocodone bitartrate/acetaminophen brands and generics) than OxyContin®.  We estimate 60-95% of the 37 million lifetime U.S. opioid abusers have engaged in the non-medical use of the active ingredients in our IR opioid product candidates. As indicated in the following chart, the top five abused opioid products are available only as IR opioid products.

Lifetime Non-Medical Use of Selected Pain Relievers, Age 12 or Older: 2012

Source:  SAMHSA, Office of Applied Studies, 2012 National Survey on Drug Use and Health.

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

Product Labeling for Aversion Technology Products

In January 2013, the FDA published draft guidance for industry on the evaluation and labeling of abuse-deterrent opioids.  While this guidance is non-binding on the FDA, it outlines FDA’s current thinking on the labeling of abuse-deterrent products.  FDA encourages sponsors to seek approval of proposed product labeling that sets forth the results of physiochemical, physiologic, pharmacodynamic, pharmacokinetic, and/or formal postmarketing studies that appropriately characterizes the abuse-deterrent properties of a product.  To date the FDA has limited data correlating the potentially abuse-deterrent properties of certain opioid drug products with actual reduction in abuse or adverse events associated with abuse.  When the data predict or show that a product’s potentially abuse-deterrent properties can be expected to, or actually do, result in a significant reduction in that product’s abuse potential, these data, together with an accurate characterization of what the data mean, should be included in product labeling.

We or our licensee may seek to include descriptions of studies that characterize the abuse-deterrent properties in the label for our Aversion Technology products in development. Although the FDA approved label for Oxecta contains limitations on exposing Oxecta tablets to water and other solvents and administration through feeding tubes, the FDA approved Oxecta label does not contain a description of the I.V. injection studies we performed to characterize the abuse deterrent properties of Oxecta.  Pfizer has committed to the FDA to undertake epidemiological studies to assess the actual consequences of abuse of Oxecta in the market.  The extent to which a description of the abuse-deterrent properties or results of epidemiological or other studies will be added to or included in the FDA approved product label for our products in development will be the subject of our discussions with the FDA as part of the NDA review process, even after having obtained approval of Oxecta.  Further, because the FDA closely regulates promotional materials, even if the FDA initially approves labeling that includes a description of the abuse deterrent properties of the product, the FDA’s Office of Prescription Drug Promotion, or OPDP, will continue to review the acceptability of promotional labeling claims and product advertising campaigns for our marketed products.

Pfizer Agreement

In October 2007, we entered into a License, Development and Commercialization Agreement, or the Pfizer Agreement, with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer, covering the United States, Canada and Mexico.  Under the Pfizer Agreement, Pfizer will manufacture and commercialize Oxecta in the United States.  As of December 31, 2013, we had received an aggregate of $78.5 million in payments from Pfizer in the form of a $30.0 million upfront cash payment, milestone payments, option fees and reimbursement for research and development expenses, including a $20.0 million milestone fee relating to the receipt of FDA approval of the NDA for Oxecta. In addition, as of December 31, 2013, we had received aggregate royalties of $10 thousand from Pfizer on net sales of Oxecta, which royalty is calculated at 5% of Oxecta net sales based on current annual net sales levels.

Pursuant to the Pfizer Agreement, we and Pfizer formed a joint steering committee to oversee development and commercialization strategies for Oxecta.  Pfizer is responsible, at its own expense, for all regulatory, manufacturing and commercialization activities for Oxecta.  Subject to the Pfizer Agreement, Pfizer will have final decision making authority with respect to all regulatory and commercialization activities for Oxecta.

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

Studies sponsored by us at an independent laboratory demonstrated our Impede Technology prevents the extraction of PSE from tablets for conversion into methamphetamine using what we believe are the two most common extraction methods, each requiring extraction of PSE as an initial step.  Laboratory tests conducted on our behalf by an independent CRO using the “one-pot” method demonstrated that our Impede Technology disrupted the direct conversion of PSE from the tablets into methamphetamine.  The study compared the amount of pure methamphetamine hydrochloride produced from Nexafed and Johnson & Johnson’s Sudafed® tablets.  Using one hundred 30 mg tablets of both products, multiple one-pot tests and a variety of commonly used solvents, the study demonstrated an average of 38% of the maximum 2.7 grams of pure methamphetamine hydrochloride was recovered from Nexafed. Comparatively, approximately twice as much pure methamphetamine hydrochloride was recovered from Sudafed® tablets.  Both products yielded a substantial amount of additional solids such that the purity of the total powder provided contained approximately 65% methamphetamine hydrochloride.

We are developing a next generation of our Impede Technology in order to further improve our Nexafed franchise.

Separately, we are advancing in development our first line extension of Nexafed, a combination product with additional active ingredients using our current Impede Technology.  We expect to launch our Nexafed first line extension in 2014.

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

We launched Nexafed commercially in mid-December 2012 into the United States OTC market for cold and allergy products and have shipped Nexafed to several regional and national drug wholesalers for redistribution to pharmacies, including the three largest U.S. drug wholesalers: McKesson, Cardinal Health and AmerisourceBergen.  In March 2013, we completed our first shipment of Nexafed directly to the warehouse of a regional drug chain who, we understand, would further stock all of their pharmacies with Nexafed.  We have also gained support from other pharmacy chain customers, including Rite Aid who has made Nexafed available in the substantial majority of its 4,600 pharmacies. The support for Nexafed from these chain customers varies from providing Nexafed educational materials to their pharmacists and allowing each pharmacy to make their own purchasing decision, to the stocking of Nexafed as their only 30mg pseudoephedrine product.  We estimate Nexafed is currently stocked in approximately 8,300 U.S. pharmacies, or about 12% of the 65,000 U.S. pharmacy outlets.  We estimate that approximately 46% of these pharmacies, excluding Rite Aid which initiated purchasing in the 4th quarter of 2013, are repeat customers. We continue to work to expand the wholesale and retail distribution network for Nexafed and intend to re-approach some chain customers already stocking Nexafed with programs designed to improve penetration in those chains.

We are using telemarketing, direct mail, and online and journal advertising to educate pharmacists about Nexafed and encourage pharmacists to recommend Nexafed to their customers and are currently readapting our advertising program to differentiate Nexafed from a meth-resistant competitive product that launched in August 2013. We may use consumer advertising in the future.  We have shipped approximately $252 thousand and $402 thousand in Nexafed product during the quarter and year ended December 31, 2013, respectively.

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

Impede Technology Product in Development

Given the fragmented nature of the PSE market with products containing multiple active ingredients, we are assessing our initial success with the launch of Nexafed and are considering our product development options:

Impede Technology Product	Status

Immediate-release Combination #1	In manufacturing scale-up Launch expected in 2014

Immediate-release pseudoephedrine HCl in combination with other cold and allergy active ingredients	Formulations being considered

Extended-release formulation	Development initiated

We also have been working on a next generation Impede Technology, an improvement for our Nexafed franchise, which is an enhancement on the methamphetamine resistance of our current technology in the one-pot methamphetamine conversion method.

We continue to evaluate possible licensing of our Impede Technology with commercial partners within and outside the United States.

U.S. Market Opportunity for Impede PSE Products

Methamphetamine is a highly addictive illicit drug used non-medically by an estimated 13 million people at some point in their lifetime.  In 2006, the CMEA was enacted in response to an alarming increase in and widespread conversion of PSE containing products into methamphetamine.  Among other things, the CMEA requires retail stores to maintain their inventory of PSE containing products in a secured location and restricts the amount of PSE products a store can sell to an individual customer.  Implementation of the CMEA initially reduced the number of illegal methamphetamine laboratory seizures reported by the Drug Enforcement Administration, or DEA, as the then most commonly used process for conversion of PSE to methamphetamine required substantial quantities of PSE.  However, a newer process for converting PSE to methamphetamine requires less PSE.  Possibly as a result of this new conversion process, the DEA reported 2010 clandestine methamphetamine laboratory seizures increased 84% over the low reported in 2007. Laboratory seizures were down 12% and 5.5% in 2011 and 2012, respectively, although certain states continue to see increases.  In response to the ongoing methamphetamine problem, several local jurisdictions (state, counties and/or local municipalities) have enacted or propose to enact legislation to require a physician’s prescription to obtain a PSE-containing product.

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

Product Labeling for Impede Technology Products

We are marketing our Nexafed product pursuant to the FDA’s OTC Monograph regulations, which require that our product have labeling as specified in the regulations.  We are advertising the extraction characteristics and methaphetamine-resistant benefits of our Nexafed product, which is supported by our research studies.

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

Research and Manufacturing

We conduct research, development, manufacture of laboratory clinical trial supplies, and warehousing activities at our operations facility in Culver, Indiana and lease an administrative office in Palatine, Illinois.  The 25,000 square foot facility is registered with U.S. Drug Enforcement Administration, or DEA, to perform research, development and manufacture of certain DEA-scheduled active pharmaceutical ingredients and finished dosage form products.  We have obtained quotas for supply of DEA-scheduled active pharmaceutical ingredients from the DEA and develop finished dosage forms in our Culver facility.  We manufacture clinical trial supplies of drug products in our Culver facility in volumes sufficient to meet FDA standards for NDAs.  In addition to internal capabilities and activities, we engage numerous clinical research organizations, or CROs, with expertise in regulatory affairs, clinical trial design and monitoring, clinical data management, biostatistics, medical writing, laboratory testing and related services.  Pfizer is responsible for commercial manufacture of Oxecta under the Pfizer Agreement.  We expect that future opioid product candidates developed and licensed by us will be commercially manufactured by our licensees or other qualified third party contract manufacturers.

We rely on a contract manufacture   r to manufacture, package and supply our commercial quantities of Nexafed.  Initially, we will source our commercial requirements of Nexafed from a single manufacturer and will not have a second source.  Although we believe there are alternate sources of supply that can satisfy our commercial requirements, replacing or adding a contract manufacture will result in additional costs and may delay or interrupt the supply of Nexafed.

In 2012, we completed initial discovery research on a new technology to address abuse and misuse of prescription pharmaceutical tablets though the intentional or accidental ingestion of multiple tablets in excess of the recommended dose.  In a laboratory proof of concept study with prototype tablets, 100% of the active ingredient from 2 tablets was released in approximately 15 to 20 minutes compared with approximately 20% being released in the same timeframe when 8 tablets are tested.  The synergistic effect of the ingredients in the technology retards the release of the active ingredient when multiple tablets are co-administered.  The objective of this technology, if it can be optimized and it translates consistently to human use, of which no assurance can be given, will be to reduce the peak plasma concentration of drug which may be associated with adverse health consequences.

Competition

Our products and technologies will, if marketed, compete to varying degrees against both brand and generic products offering similar therapeutic benefits and being developed and marketed by small and large pharmaceutical (for prescription products) and consumer packaged goods (for OTC products) companies.  Many of our competitors have substantially greater financial and other resources and are able to expend more funds and effort than us in research, development and commercialization of their competitive technologies and products.   Prescription generic products and OTC store brand products will offer cost savings to third party payers and/or consumers that will create pricing pressure on our products.  Also, these competitors may have a substantial sales volume advantage over our products, which may result in our costs of manufacturing being higher than our competitors’ costs.

We believe potential competitors may be developing opioid abuse deterrent technologies and products. Such potential competitors include, but may not be limited to, Pain Therapeutics, in collaboration with Pfizer, Purdue Pharma, Atlantic Pharmaceuticals, Egalet Corporation, KemPharm, Shionogi, Nektar Therapeutics, Signature Therapeutics, QRx Pharma, Tris Pharma, Pisgah Labs, and Collegium Pharmaceuticals, Inc.  Pfizer, our partner for Oxecta, is also developing and/or marketing ER opioid products, other analgesic products and non-analgesic products, all of which will compete for development and commercialization resources with our products, which may adversely impact the sales of Oxecta.

Our Impede Technology products containing PSE will compete in the highly competitive market for cold, sinus and allergy products generally available to the consumer without a prescription.  Some of our competitors will have multiple consumer product offerings both within and outside the cold, allergy and sinus category providing them with substantial leverage in dealing with a highly consolidated pharmacy distribution network.  The competing products may have well established brand names and may be supported by national or regional advertising. Nexafed will compete directly with Johnson & Johnson’s Sudafed® brand as well as generic formulations manufactured by Perrigo Company and others.  A competing product from Westport Pharmaceuticals is being marketed with claims of methamphetamine-resistance.

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

In April 2013, the USPTO issued to us U.S. Patent No. 8,409,616, or the 616 Patent, that encompasses certain immediate-release abuse deterrent dosage forms.

In January 2014, the USPTO issued to us U.S. Patent No. 8,637,540, or the 540 Patent, that encompasses certain immediate-release abuse deterrent opioid products.

In addition to our issued U.S. patents, we have filed multiple U.S. patent applications and international patent applications relating to compositions containing abusable active pharmaceutical ingredients as well as applications covering our Impede Technology.  Except for those rights conferred in the Pfizer Agreement, we have retained all intellectual property rights to our Aversion Technology, Impede Technology, and related product candidates.  See below under the caption Legal Proceedings contained in Item 3 of this Report for a discussion of our pending patent infringement actions against two generic sponsors of ANDAs for generic drugs listing Oxecta as the reference drug.

Reference is made to the Risk Factors contained in item 1A of this Report for a discussion, among other things, of patent applications and patents owned by third parties, including claims that may encompass our Aversion Technology and Oxecta tablets.

Government Regulation

All pharmaceutical firms, including us, are subject to extensive regulation by the federal government, principally by the FDA under the Federal Food, Drug and Cosmetic Act, or the FD&C Act, and, to a lesser extent, by state and local governments.  Before our prescription products and some OTC products may be marketed in the U.S., they must be approved by the FDA for commercial distribution. Other OTC products must comply with applicable FDA regulations, known as OTC Monographs, in order to be marketed, but do not require FDA review and approval before marketing. Additionally, we are subject to extensive regulation by the DEA under the Controlled Substances Act, the Combat Methamphetamine Act of 2005, and related laws and regulations for research, development, manufacturing, marketing and distribution of controlled substances and certain other pharmaceutical active ingredients that are regulated as Listed Chemicals. Extensive FDA, DEA, and state regulation of our products and commercial operations continue after drug product approvals, and the requirements for our continued marketing of our products may change even after initial approval. We are also subject to regulation under federal, state and local laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and future local, state, federal and foreign regulations, including possible future regulations of the pharmaceutical industry. We cannot predict the extent to which we may be affected by legislative and other regulatory developments concerning our products and the healthcare industry in general.

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

FDA approval is required before any "new drug" can be marketed. A "new drug" is one not generally recognized, by experts qualified by scientific training and experience, as safe and effective for its intended use. Our products not subject to and in compliance with an OTC Monograph are new drugs and require prior FDA approval. Such approval must be based on extensive information and data submitted in a NDA, including but not limited to adequate and well controlled laboratory and clinical investigations to demonstrate the safety and effectiveness of the drug product for its intended use(s). In addition to providing required safety and effectiveness data for FDA approval, a drug manufacturer's practices and procedures must comply with current Good Manufacturing Practices, or with cGMPs, which apply to manufacturing, receiving, holding and shipping. Accordingly, manufacturers must continue to expend time, money and effort in all applicable areas relating to quality assurance and regulatory compliance, including production and quality control to comply with cGMPs. Failure to do so comply risks delays in approval of drug products and possible FDA enforcement actions, such as an injunction against shipment of products, the seizure of non-complying products, criminal prosecution and/or any of the other possible consequences described above. We are subject to periodic inspection by the FDA and DEA, which inspections may or may not be announced in advance.

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

Preclinical studies include laboratory evaluation of product chemistry and formulation, and in some cases, animal studies and other studies to preliminarily assess the potential safety and efficacy of the product candidate. The results of preclinical studies together with manufacturing information, analytical data, and detailed information including protocols for proposed human clinical trials are then submitted to the FDA as a part of an IND.  An IND must become effective, and approval must be obtained from an Institutional Review Board, or IRB, must be obtained prior to the commencement of human clinical trials. The IND becomes effective 30 days following its receipt by the FDA unless the FDA objects to, or otherwise raises concerns or questions and imposes a clinical hold.  We, the FDA or the IRB may suspend or terminate a clinical trial at any time after it has commenced due to safety or efficacy concerns or for commercial reasons.  In the event that FDA objects to the IND and imposes a clinical hold, the IND sponsor must address any outstanding FDA concerns or questions to the satisfaction of the FDA before clinical trials can proceed or resume.  There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

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

Phase 3: Phase 3 trials typically involve a large number of patients affected by the disease or condition for which the product candidate is being developed. Phase 3 clinical trials are undertaken to evaluate clinical efficacy and safety under conditions resembling those for which the product will be used in actual clinical practice after FDA approval of the NDA.  Phase 3 trials are typically the most costly and time-consuming of the clinical phases.

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

After clinical trials have been completed, and if they were considered successful, the sponsor may submit a NDA or an Abbreviated New Drug Application, or ANDA, to the FDA including the results of the preclinical and clinical testing, together with, and among other things, detailed information on the chemistry, manufacturing, quality controls, and proposed product labeling. There are two types of NDAs; a 505(b)(1) NDA and a 505(b)(2) NDA. A 505(b)(1) NDA is also known as a "full NDA" and is described by section 505(b)(1) of the FD&C Act as an application containing full reports of investigations of safety and effectiveness, in addition to other information. The data in a full NDA is either owned by the applicant or are data for which the applicant has obtained a right of reference. A 505(b)(2) application is one described under section 505(b)(2) of the FD&C Act as an application for which information, or one or more of the investigations relied upon by the applicant for approval "were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted". This provision permits the FDA to rely for approval of an NDA on data not developed by the applicant, such as published literature or the FDA's finding of safety and effectiveness of a previously approved drug. 505(b)(2) applications are submitted under section 505(b)(1) of the FD&C Act and are therefore subject to the same statutory provisions that govern 505(b)(1) applications that require, among other things, "full reports" of safety and effectiveness. Pfizer’s submission for Oxecta Tablets was accepted for filing by FDA as a 505(b)(2) NDA.

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

Each NDA requires payment of a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, as periodically amended. According to the FDA’s fee schedule, effective on October 1, 2013, for the 2014 fiscal year, the user fee for an application fee requiring clinical data, such as a NDA, is $2,169,100.  The FDA adjusts PDUFA user fees on an annual basis. PDUFA also imposes annual product and facility fees.  The annual product fee for prescription drugs and biologics for the 2014 fiscal year is $104,060 and the annual facility fee for facilities used to manufacture prescription drugs and biologics for the 2014 fiscal year is $554,600.  A written request can be submitted for a waiver of the application fee for the first human drug application that is filed by a small business, but no waivers for product or establishment fees are available. Where we are subject to these fees, they are significant expenditures that may be incurred in the future and must be paid at the time of submission of each application to FDA.

After a NDA is submitted by an applicant, and if it is accepted for filing by the FDA, the FDA will then review the NDA and, if and when it determines that the data submitted are adequate to show that the product is safe and effective for its intended use, the FDA will approve the product for commercial distribution in the U.S. There can be no assurance that any of our products in development will receive FDA approval or that even if approved, they will be approved with labeling that includes descriptions of its abuse deterrent features.  Moreover, even if our products in development are approved with labeling that includes descriptions of the abuse deterrent features of our products, advertising and promotion for the products will be limited to the specific claims and descriptions in the FDA approved product labeling.

The FDA requires drug manufacturers to establish and maintain quality control procedures for manufacturing, processing and holding drugs and investigational products, and products must be manufactured in accordance with defined specifications.  Before approving a NDA, the FDA usually will inspect the facility(ies) at which the active pharmaceutical ingredients and finished drug product is manufactured, and will not approve the product unless it finds that cGMP compliance at those facility(ies) are satisfactory.  If the FDA determines the NDA is not acceptable, the FDA may outline the deficiencies in the NDA and often will request additional information, thus delaying the approval of a product.  Notwithstanding the submission of any requested additional testing or information, the FDA ultimately may decide that the application does not satisfy the criteria for approval.  After a product is approved, changes to the approved product, such as adding new indications, manufacturing changes, or changes in or additions to the approved labeling for the product, may require submission of a new NDA or, in some instances, an NDA amendment, for further FDA review.  Post-approval marketing of products in larger or different patient populations than those that were studied during development can lead to new findings about the safety or efficacy of the products.  This information can lead to a product sponsor’s requesting approval for and/or the FDA requiring changes in the labeling of the product or even the withdrawal of the product from the market.

The Best Pharmaceuticals for Children Act, or BPCA, became law in 2002 and was subsequently reauthorized and amended by the Food and Drug Administration Amendments Act, or FDAAA.  The reauthorization of BPCA provides an additional six months of market exclusivity beyond the expiration date of existing market exclusivities or eligible patents to NDA applicants that conduct acceptable pediatric studies of new and currently-marketed drug products for which pediatric information would be beneficial, as identified by FDA in a Pediatric Written Request. The FD&C Act, as amended by the Pediatric Research Equity Act, or PREA, requires that most applications for drugs and biologics include a pediatric assessment (unless waived or deferred) to ensure the drugs' and biologics' safety and effectiveness in children.  Such pediatric assessment must contain data, gathered using appropriate formulations for each age group for which the assessment is required, that are adequate to assess the safety and effectiveness of the drug or the biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the drug or the biological product is safe and effective.  The pediatric assessments can only be deferred provided there is a timeline for the completion of such studies.  FDA may waive (partially or fully) the pediatric assessment requirement for several reasons, including if the applicant can demonstrate that reasonable attempts to produce a pediatric formulation necessary for that age group have failed. The FDA has indicated Pfizer is exempt from the pediatric studies requirement of the PREA for Oxecta.

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

Further, drug products approved by the FDA may be subject to continuing obligations intended to assure safe use of the products.  Specifically, under the FD&C Act, as amended by the Food and Drug Administration Amendments Act of 2007, or FDAAA, the FDA may require Risk Evaluation and Mitigation Strategies, or REMS, to manage known or potential serious risks associated with drugs or biological products. If the FDA finds, at the time of approval or afterward, that a REMS is necessary to ensure that the benefits of our products outweigh the risks associated with the products, the FDA will require a REMS and, consequently, that we take additional measures to ensure safe use of the product. Components of a REMS may include, but are not limited to, a Medication Guide and/or Patient Package Insert, a marketing and sales communication plan for patients or healthcare providers concerning the drug, Elements To Assure Safe Use, or ETASUs such as, but not limited to, patient, prescriber, and pharmacy registries, and restrictions on the extent or methods of distribution, a REMS implementation system, and a timetable for assessment of the effectiveness of the REMS.  The FDA has indicated Pfizer is not required to maintain a REMS for Oxecta.  There can be no assurance, however, that a REMS program will not be required by the FDA in the future for Oxecta or for our Aversion IR opioid product candidates in development.  We are aware that a Citizens Petition has been filed with the FDA seeking to expand the FDA’s REMS requirement for ER opioid products to include IR opioid products.

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

Whether or not a FDA’s NDA approval in the U.S. has been obtained, approvals from comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of commercialization of our drug products in those countries. The approval procedure varies in complexity from country to country, and the time required may be longer or shorter than that required for FDA approval.

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

A product marketed pursuant to an OTC Monograph must be registered with the FDA and have a National Drug Code listing, which is required for all marketed drug products.  After marketing, the FDA may test the product or otherwise investigate the manufacturing and development of the product to ensure compliance with the OTC Monograph.  Should the FDA determine that a product is not marketed in compliance with the OTC Monograph or is advertised outside of its regulations, the FDA may require corrective action up to and including market withdrawal and recall.

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

The DEA designates controlled substances as Schedule I, II, III, IV or V or as List I Chemicals. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as a Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. List I Chemicals are used to regulate potentially abused raw materials, such as pseudoephedrine HCl.  We believe all of our products will receive DEA Scheduling consistent with current DEA Scheduling standards.  For example, Oxecta Tablets are listed as Schedule II controlled substances under the CSA, the same as all other oxycodone HCl products. Consequently, their manufacture, shipment, storage, sale and use will be subject to a high degree of regulation. For example, generally all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

The DEA typically inspects a facility to review its security measures prior to issuing a registration and, thereafter, on a periodic basis. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include, among other things, background checks on employees and physical control of inventory through measures such as vaults, cages, surveillance cameras and inventory reconciliations. Records must be maintained for the handling of all controlled substances and List I Chemicals, and periodic reports made to the DEA, for example distribution reports for Schedule I and II controlled substances, Schedule III substances that are narcotics, and other designated substances. Reports must also be made for thefts or significant losses of any controlled substance and List I Chemicals and to obtain authorization to destroy any controlled substance and List I Chemicals. In addition, special authorization, notification and permit requirements apply to imports and exports.

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II and List I Chemicals. Distributions of any Schedule I or II controlled substance must also be accomplished using special order forms, with copies provided to the DEA. Because Oxecta Tablets are Schedule II, they are subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much oxycodone active ingredient may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of oxycodone that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We or our licensees must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substance and List I Chemicals. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our or our licensees’ quota of an active ingredient may not be sufficient to meet commercial demand or complete the manufacture or purchase of material required for clinical trials. Any delay or refusal by the DEA in establishing our or our licensees’ quota for controlled substances or List I Chemicals could delay or stop our clinical trials or product launches, or interrupt commercial sales of our products, which could have a material adverse effect on our business, financial position and results of operations.

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

We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law.  Many of the Healthcare Reform Law’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations, some of which have yet to be finalized.  In 2012, the Supreme Court of the United States heard challenges to certain provisions of the Healthcare Reform Law. The Supreme Court’s decision upheld most of the Healthcare Reform Law; however, the Supreme Court struck down a provision in the Healthcare Reform Law that penalized states that chose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear how many states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed the Healthcare Reform Law. For each state that does not expand its Medicaid program, there will be fewer insured patients overall. An increase in the proportion of uninsured patients who are prescribed products resulting from our proprietary or partnered programs could impact future sales of any products that are commercialized in the future and our business and results of operations. Where patients receive insurance coverage under any of the new options made available through the Healthcare Reform Law, the possibility exists that manufacturers may be required to pay Medicaid rebates on that resulting drug utilization, a decision that could impact manufacturer revenues. In addition, the Administration has also announced delays in the implementation of key provisions of the Healthcare Reform Law. The implications of these delays for our sales, business and financial condition, if any, are not yet clear.

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

The cost of pharmaceuticals continues to generate substantial governmental and third-party payer interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. In addition to the Healthcare Reform Law, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payers to keep healthcare costs down while expanding individual healthcare benefits.  Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.  Certain of these changes could limit the prices that can be charged for drugs we develop or the amounts of reimbursement available for these products from governmental agencies or third-party payers, or may increase the tax obligations on pharmaceutical companies, or may facilitate the introduction of generic competition with respect to products we are able to commercialize.   In short, our or our licensees’ results of operations could be adversely affected by current and future healthcare reforms.

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

Employees

We have 15 full-time employees, 9 of whom are engaged in the research, development and manufacture of product candidates utilizing our proprietary Aversion® and Impede® Technologies. The remaining employees are engaged in administrative legal, accounting, finance, marketing, market research, and business development activities.  All of our senior management and most of our other employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements.  We believe that our relations with our employees are good.

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

Risks Related to Our Business and Industry

We are largely dependent on the commercial success of Oxecta

We anticipate that, for at least fiscal 2014 and 2015, our ability to generate revenues and become profitable will depend in large part on the commercial success of our only FDA approved product, Oxecta, which in turn, will depend on several factors, including our licensee Pfizer’s ability to:

•	obtain and increase market demand for, and sales of, Oxecta;

•	obtain acceptance of Oxecta by physicians and patients;

•	obtain and maintain adequate levels of coverage and reimbursement for Oxecta from commercial health plans and government health programs, which we refer to collectively as third-party payors, particularly in light of the availability of other branded and generic competitive products;

•	maintain compliance with regulatory requirements;

•	price Oxecta competitively and enter into price discounting contracts with third-party payors;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms;

•	manufacture and supply Oxecta to meet commercial demand, including obtaining sufficient quota from the Drug Enforcement Administration; and

•	maintain intellectual property protection for Oxecta and obtaining favorable drug listing treatment by the FDA to minimize generic competition.

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

If we are not successful in commercializing Nexafed and other Impede Technology products, our revenues and business will suffer.

We commenced the launch and commercial distribution of Nexafed in mid-December 2012.   Nexafed competes in the highly competitive market for cold, sinus and allergy products generally available to the consumer without a prescription.  Many of our competitors have substantially greater financial and other resources and are able to expend more funds and effort than us in marketing their competing products.  Category leading brands are often supported by regional and national advertising and promotional efforts.  Nexafed will compete with national brands as well as pharmacy store brands that are offered at a lower price.  There can be no assurance that we will succeed in commercializing Nexafed, or that the pricing of Nexafed will allow us to generate significant revenues or profit.  Regulations have been enacted in several state or local jurisdictions requiring a doctor’s prescription to obtain pseudoephedrine products.  An expansion of such restrictions to other jurisdictions or even nationally will adversely impact our ability to market Nexafed as an OTC product and generate revenue from Nexafed product sales.  Our failure to successfully commercialize Nexafed and to develop and commercialize other Impede Technology products will have a material adverse effect on our business and financial condition.

If Pfizer is not successful in commercializing Oxecta, our revenues and our business will suffer.

Pursuant to our license, development and commercialization agreement with a subsidiary of Pfizer, or the Pfizer Agreement, Pfizer is responsible for manufacturing, marketing, pricing, promoting, selling, and distributing Oxecta in the United States and Mexico, or the Pfizer Territory.  If such agreement is terminated in accordance with its terms, including due to a party’s failure to perform its obligations or responsibilities under the agreement, then we would need to commercialize Oxecta ourselves for which we currently have no infrastructure, or alternatively enter into a new agreement with another pharmaceutical company, of which no assurance can be given.  If we are unable to build the necessary infrastructure to commercialize Oxecta ourselves, which would substantially increase our expenses and capital requirements that we might not be able to fund, or are unable to find a suitable replacement commercialization partner, we would be unable to generate any revenue from Oxecta.  Even if we are successful at replacing the commercialization capabilities of Pfizer, our revenues and/or royalties from Oxecta could be adversely impacted.

Pfizer’s third party manufacturing facility is currently the sole commercial source of supply for Oxecta.  If Pfizer’s manufacturing facility fails to obtain sufficient DEA quotas for oxycodone, fails to source adequate quantities of active and inactive ingredients, fails to comply with regulatory requirements, or otherwise experiences disruptions in commercial supply of Oxecta, product revenue and our royalties could be adversely impacted.

Pfizer has a diversified product line for which Oxecta Tablets will vie for Pfizer’s promotional, marketing, and selling resources.  If Pfizer fails to commit sufficient promotional, marketing and selling resources to Oxecta, product revenue and our royalties could be adversely impacted.  Additionally, there can be no assurance that Pfizer will commit the resources required for the successful commercialization of Oxecta Tablets.

The market for our opioid product candidates is highly competitive with many marketed non-abuse deterrent brand and generic products and other abuse deterrent product candidates in development.  If Pfizer prices Oxecta inappropriately, fails to position Oxecta properly, targets inappropriate physician specialties, or otherwise does not provide sufficient promotional support, product revenue and our royalties could be materially adversely impacted.

Pfizer’s promotional, marketing and sales activities in connection with Oxecta are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act.  The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program.  The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program.  If Pfizer’s activities are found to be in violation of these laws or any other federal and state fraud and abuse laws, Pfizer may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of its activities with regard to the commercialization of Oxecta, which could harm the commercial success of Oxecta and have a material affect on our business, financial condition and results of operations.

Our failure to continue the development of the three development stage products terminated by Pfizer under the Pfizer Agreement, or to successfully establish a license agreement with a pharmaceutical company for the development and commercialization of such products, will adversely impact our ability to develop, market and sell such products and our revenues and business will suffer.

In July 2012, Pfizer exercised its right to terminate the license to the three products in development, or the returned products, under the Pfizer Agreement.  The termination of such license provides for the return to us of oxycodone hydrochloride with acetaminophen, hydrocodone bitartrate with acetaminophen and another undisclosed opioid product.  We have the right to develop the returned products on our own or in partnership with a third party.  Our plan for developing, manufacturing and commercializing the returned products includes entering into an agreement similar to the Pfizer Agreement with a strategically focused pharmaceutical company.  However, there can be no assurance that we will be successful in entering into such an agreement.  Pending any such agreement, we expect to continue the development of our hydrocodone bitartrate with acetaminophen product on our own.  Although we believe we have sufficient cash resources to fund the development of such product and submit a corresponding NDA to the FDA, there can be no assurance that this will be the case.  The continued development of our hydrocodone bitartrate with acetaminophen product and the other returned products may require additional financing, which may not be available on acceptable terms, or at all.   In the absence of available financing, or our failure to successfully enter into a license agreement with a pharmaceutical company to develop and commercialize the returned products, we may have to limit the size or scope of, or delay or abandon, the development of some or all of the returned products, which would adversely impact our financial condition and results of operations.

We have a history of operating losses and may not achieve profitability sufficient to generate a positive return on shareholders’ investment.

We had a net loss of $13.9 million and $9.7 million for the years ended December 31, 2013 and 2012, respectively, net income of $10.4 million for the year ended December 31, 2011 and a net loss of $12.7 million and $15.8 million for the years ended December 31, 2010 and 2009, respectively.  Our future profitability will depend on several factors, including:

•	our receipt of royalties relating to Pfizer’s sale of Oxecta Tablets;

•	our successful marketing and sale of Nexafed and other products utilizing our Impede Technology, and market acceptance, increased demand for and sales of Nexafed;

•	our receipt of milestone payments and royalties relating to our Aversion Technology products in development, including the products returned by Pfizer, from future licensees, of which no assurance can be given; and

•	the receipt of FDA approval and the successful commercialization by future licensees (if any) of products utilizing our Aversion Technology and our ability to commercialize our Impede Technology without infringing the patents and other intellectual property rights of third parties.

We cannot assure you that our Oxecta or Nexafed products will be successfully commercialized or our Aversion Technology or Impede Technology products in development will be successfully developed or be approved for commercialization by the FDA.

We recognized revenues of $10 thousand in the form of royalty payments from Pfizer for the year ended December 31, 2013. Even if Pfizer succeeds in commercializing Oxecta, or if we or a licensee succeed in developing and commercializing one or more of our pipeline Aversion Technology products, or if we are successful in commercializing Nexafed or other Impede Technology products, we expect to continue using cash reserves for the foreseeable future. Our expenses may increase in the foreseeable future as a result of continued research and development of our product candidates, including the three products returned to us by Pfizer under the Pfizer Agreement, maintaining and expanding the scope of our intellectual property, commercializing our Nexafed product, and hiring of additional research and development staff.

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

We must rely on current cash reserves, royalty revenue from Pfizer’s sale of Oxecta, revenues from Nexafed sales, the proceeds of our term loan and the net proceeds, if any, from our “at-the-market” offering of our common stock to fund operations.

Pending the receipt of milestone payments and royalties under license agreements similar to the Pfizer Agreement that we may enter into with other pharmaceutical companies in the future, of which no assurance can be given, we must rely on our current cash reserves, royalty revenue from Pfizer on its sales of Oxecta, revenues from our sales of Nexafed, the proceeds of our $10 million term loan from Oxford Finance and the net proceeds, if any, from our “at-the-market” offering of our common stock,  to fund operations and product development activities. No assurance can be given that current cash reserves, royalty revenue from Pfizer on its sales of Oxecta, revenues from Nexafed product sales, the term loan from Oxford Finance or the net proceeds, if any, from our “at-the-market” offering of our common stock will be sufficient to fund continued operations and the development of our product candidates until such time as we generate additional royalty revenue from the Pfizer Agreement or any similar future license agreements.  Moreover, no assurance can be given that we will be successful in raising additional financing or, if funding is obtained, that such funding will be sufficient to fund operations until product candidates utilizing our Aversion and Impede Technologies may be commercialized.  In the event our cash reserves are insufficient to fund continued operations, we may need to suspend some or all of our product development efforts or possibly discontinue operations.

Our and our licensees’ ability to market and promote Oxecta and other Aversion Technology products by describing the abuse deterrent features of such products will be determined by the FDA approved label for such products.

The commercial success of our Aversion Technology products will depend upon our and our licensees’ ability to obtain FDA approved labeling describing such products’ abuse deterrent features or benefits.  Our or our licensees’ failure to achieve FDA approval of product labeling containing such information will prevent or substantiality limit our and our licensees’ advertising and promotion of such abuse deterrent features in order to differentiate Aversion Technology products from other immediate release opioid products containing the same active ingredients, and would have a material adverse impact on our business and results of operations.  The FDA’s January 2013 draft guidance, while not binding on the FDA, outlines the FDA’s current views on the labeling of abuse deterrent products.  The FDA encourages sponsors to seek approval of proposed product labeling that sets forth the results of physiochemical, physiologic, pharmacodynamic, pharmacokinetic, and/or formal post-marketing studies that appropriately characterizes the abuse-deterrent properties of a product.  To date, the FDA has limited data   correlating the potentially abuse-deterrent properties of certain opioid drug products with actual reduction in abuse or adverse events associated with abuse.  When the data predict or show a product’s potential abuse-deterrent properties can be expected to, or actually do, result in a significant reduction in that product’s abuse potential, those data, together with an accurate characterization of what the data mean, should be included in product labeling.  We intend to utilize certain clinical and laboratory studies for our opioid products in development to support a label describing the abuse-deterrent features of such products.  However, the extent to which such information is included in the FDA approved product label is the subject of our and our licensees’ discussions with, and agreement by, the FDA as part of the NDA review process for each of our product candidates.  The outcome of those discussions with the FDA will determine whether we or our licensees will be able to market our products with labeling that sufficiently differentiates them from other products that have comparable therapeutic profiles. While the FDA approved label for Oxecta includes the results from a clinical study which evaluated the effects of nasally snorting crushed Oxecta and commercially available oxycodone tablets and limitations on wetting or dissolving Oxecta, it does not, however, include the results of our laboratory studies intended to evaluate Oxecta’s potential to limit extraction of oxycodone HCl from dissolved Oxecta Tablets and resist conversion into an injectable, or IV solution.  The absence of the results of these extraction and syringe studies in the FDA approved label for Oxecta may substantially limit Pfizer’s ability to differentiate Oxecta from other immediate release oxycodone products, which would have a material adverse effect on market acceptance of Oxecta and on our business and results of operations.

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

We are committing a majority of our resources to the development of product candidates utilizing our Aversion and Impede Technologies.  Notwithstanding the receipt of FDA approval of Oxecta Tablets and our marketing of Nexafed, there can be no assurance that any other product candidate utilizing our Aversion or Impede Technologies will meet FDA’s standards for commercial distribution.  Further, there can be no assurance that other product candidates that may be developed using Aversion Technology or Impede Technology will achieve the targeted end points in the required clinical studies or perform as intended in other pre-clinical and clinical studies or lead to an NDA submission or filing acceptance. Our failure to successfully develop and achieve final FDA approval of our product candidates in development will have a material adverse effect on our financial condition.

If the FDA disagrees with our determination that certain of our products meet the over-the-counter, or OTC, requirements, once those products are commercialized, they may be removed from the market; the FDA or the U.S. Federal Trade Commission, or FTC, may object to our advertisement and promotion of the extraction characteristics and benefits of Nexafed.

Drugs that have been deemed safe and effective by the FDA for use by the general public without a prescription are classified as OTC drug products.  Certain OTC drug products may be commercialized without premarket review by the FDA if the standards set forth in the applicable regulatory monograph are met.  An OTC monograph provides the marketing conditions for the applicable OTC drug product, including active ingredients, labeling, and other general requirements, such as compliance with cGMP and establishment registration.  Any product which fails to conform to each of the general conditions and a monograph is subject to regulatory action.  Further, although the FDA regulates OTC drug product labeling, the FTC regulates the advertising and marketing of OTC drug products. We believe that Nexafed is classified for OTC sale under an FDA OTC monograph, which will allow us to commercialize them without submitting an NDA or ANDA to the FDA.  We have also determined that, provided we adhere to the FDA’s requirements for OTC monograph products, including product labeling, we can advertise and promote the extraction characteristics and benefits of Nexafed which are supported by our research studies.  No assurance can be given, however, that the FDA will agree that Nexafed may be sold under the FDA’s OTC monograph product regulations or that the FDA or FTC will not object to our advertisement and promotion of Nexafed’s extraction characteristics and benefits.  If the FDA determines that Nexafed does not conform to the OTC monograph or if we fail to meet the general conditions, once commercialized, the product may be removed from the market and we may face various actions including, but not limited to, restrictions on the marketing or distribution of such products, warning letters, fines, product seizure, or injunctions or the imposition of civil or criminal penalties.  Any of these actions may materially and adversely affect our financial condition and operations. Additionally, the FDA has recently announced that it is considering material changes to how it regulates OTC drug products and has scheduled a hearing in late March 2014 for public comment.  Changes to the existing OTC regulations could result in a requirement that Acura file an NDA or ANDA for Nexafed or other Impede Technology products in order to commercialize such products. If the FDA requires that we submit a NDA or ANDA to obtain marketing approval for Nexafed or other Impede Technology products, this would result in substantial additional costs, suspend the commercialization of Nexafed and require FDA approval prior to sale, of which no assurance can be provided.  In such case, the label for Nexafed or other Impede Technology products would be subject to FDA review and approval and there can be no assurance that we will be able to market Nexafed or other Impede Technology products with labeling sufficient to differentiate it from products that have comparable therapeutic profiles. If we are unable to advertise and promote the extraction characteristics of Nexafed or other Impede Technology products, we may be unable to compete with national brands and pharmacy chain store brands.

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

To obtain FDA approval to commercially sell and distribute in the United States any of our prescription product candidates, we or our licensees must submit to the FDA a NDA demonstrating, among other things, that the product candidate is safe and effective for its intended use. As we do not possess the resources or employ all the personnel necessary to conduct such testing, we rely on CROs for the majority of this testing with our product candidates. As a result, we have less control over our development program than if we performed the testing entirely on our own. Third parties may not perform their responsibilities on our anticipated schedule. Delays in our development programs could significantly increase our product development costs and delay product commercialization.

The commencement of clinical trials with our product candidates may be delayed for several reasons, including, but not limited to, delays in demonstrating sufficient pre-clinical safety required to obtain regulatory approval to commence a clinical trial, reaching agreements on acceptable terms with prospective CROs, clinical trial sites and licensees, manufacturing and quality assurance release of a sufficient supply of a product candidate for use in our clinical trials and/or obtaining institutional review board approval to conduct a clinical trial at a prospective clinical site. Once a clinical trial has begun, it may be delayed, suspended or terminated by us or regulatory authorities due to several factors, including ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials, a determination by us or regulatory authorities that continuing a trial presents an unreasonable health risk to participants, failure to conduct clinical trials in accordance with regulatory requirements, lower than anticipated recruitment or retention rate of patients in clinical trials, inspection of the clinical trial operations or trial sites by regulatory authorities, the imposition of a clinical hold by FDA, lack of adequate funding to continue clinical trials, and/or negative or unanticipated results of clinical trials.

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

Clinical trials are expensive and at times, difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, if participating subjects or patients in clinical studies suffer drug-related adverse reactions during the course of such trials, or if we, our licensees or the FDA believes that participating patients are being exposed to unacceptable health risks, we or our licensees may suspend the clinical trials. Failure can occur at any stage of the trials, and we or our licensees could encounter problems causing the abandonment of clinical trials or the need to conduct additional clinical studies, relating to a product candidate.

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

We do not have the facilities, equipment or personnel to manufacture commercial quantities of our products and therefore must rely on our licensees or other qualified third-party contract manufactures with appropriate facilities and equipment to contract manufacture commercial quantities of products utilizing our Aversion and Impede Technologies.  These licensees and third- party contract manufacturers are also subject to cGMP regulations, which impose extensive procedural and documentation requirements.  Any performance failure on the part of our licensees or contract manufacturers could delay commercialization of any approved products, depriving us of potential product revenue.

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

If for some reason our contract manufacturers cannot perform as agreed, we may be required to replace them.  Although we believe there are a number of potential replacements, we will incur added costs and delays in identifying and qualifying any such replacements.  In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products or drug candidates.

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

We or our licensees may encounter delays or rejections during any stage of the regulatory review and approval process based upon the failure of clinical or laboratory data to demonstrate compliance with, or upon the failure of the product candidates to meet, the FDA’s requirements for safety, efficacy and quality; and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of a NDA, the FDA may refuse to file the application, deny approval of the application, require additional testing or data and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product.  For instance, the FDA’s approval of Oxecta is conditioned on Pfizer conducting a post-approval epidemiological study to assess the actual abuse levels and consequences of Oxecta in the market.  The Prescription Drug User Fee Act, or PDUFA, sets time standards for the FDA’s review of NDA’s. The FDA's timelines described in the PDUFA guidance are flexible and subject to change based on workload and other potential review issues and may delay the FDA’s review of an NDA.  Further, the terms of approval of any NDA, including the product labeling, may be more restrictive than we or our licensees desire and could affect the marketability of our products.

Even if we comply with all the FDA regulatory requirements, we or our licensees may not obtain regulatory approval for any of our product candidates in development. For example, we previously submitted a NDA to the FDA for an Aversion Technology product containing niacin, intended to provide impediments to over-ingesting the product.  Such niacin containing product was not approved by the FDA.  If we or our licensees fail to obtain regulatory approval for any of our product candidates in development, we will have fewer commercialized products and correspondingly lower revenues. Even if regulatory approval of our products in development is received, such approval may involve limitations on the indicated uses or promotional claims we or our licensees may make for our products, or otherwise not permit labeling that sufficiently differentiates our product candidates from competitive products with comparable therapeutic profiles but without abuse deterrent features (see risk factor above entitled “Our and our licensees ability to market and promote Oxecta and other Aversion Technology products by describing the abuse deterrent features of such products will be determined by the FDA approved label for such products”).  Such events would have a material adverse effect on our operations and financial condition.  We may market certain of our products without the prior application to and approval by the FDA.  The FDA may subsequently require us to withdraw such products and submit NDA’s for approval prior to re-marketing.

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

As part of our Pfizer Agreement or other future similar license agreements (if any), we do not and will not have day-to-day control over the activities of our licensees with respect to any product candidate.  If a licensee fails to fulfill its obligations under an agreement with us, we may be unable to assume the development of the product candidate covered by that agreement or to enter into alternative arrangements with another third party. In addition, we may encounter delays in the commercialization of the product candidate that is the subject of a license agreement. Accordingly, our ability to receive any revenue from the product candidates covered by such agreements will be dependent on the efforts of our licensee. We could be involved in disputes with a licensee, which could lead to delays in or termination of, our development and commercialization programs and result in time consuming and expensive litigation or arbitration. In addition, any such dispute could diminish our licensee’s commitment to us and reduce the resources they devote to developing and commercializing our products. If any licensee terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing or commercializing our product candidates would be materially adversely effected. Additionally, due to the nature of the market for our product candidates, it may be necessary for us to license all or a significant portion of our product candidates to a single company, thereby eliminating our opportunity to commercialize other product candidates with other licensees.

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
•      the willingness of pharmacists to recommend our Impede Technology products to their customers; and
•      the willingness of consumers to pay for our products.

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

In both the United States and certain foreign jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory changes to the health care system that could impact our or our licensees’ ability to sell our products profitably.  In particular, in 2010, the Patient Protection Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Healthcare Reform Law, was enacted.  The Healthcare Reform Law substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry.  Among the provisions of the Healthcare Reform Law of greatest importance to the pharmaceutical industry are the following:

•	An annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, beginning in 2011;

•	An increase in the minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	A new Medicare Part D coverage gap discount program, under which manufacturers must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning in 2011;

•	Extension of manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010;

•	A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research;

•	A revision to the definition of “average manufacturer price” for reporting purposes; and

•	Encouragement for the development of comparative effectiveness research, which may reduce the extent of reimbursement for our products if such research results in any adverse findings.

At this time, it remains uncertain what the full impact of these provisions will be on the pharmaceutical industry generally or our business in particular.  The full effects of these provisions will become apparent as these laws are implemented and the Centers for Medicare & Medicaid Services and other agencies issue applicable regulations or guidance as required by the Healthcare Reform Law.  Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

If we are unable to establish sales and marketing capabilities for our products that are not licensed to third parties, our revenues and our business will suffer.

We do not currently have an extensive organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. If we do not license the commercialization of a product, we may have to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish or fund adequate sales, marketing and distribution capabilities, whether independently or with third parties, it will impair our ability to sell products and have a material adverse effect on our operations.

Consolidation in the healthcare industry could lead to demands for price concessions or for the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or results of operations.

Because healthcare costs have risen significantly, numerous initiatives and reforms by legislatures, regulators and third-party payers to curb these cost increases have resulted in a trend in the healthcare industry to consolidate product suppliers and purchasers.  As the healthcare industry consolidates, competition among suppliers to provide products to purchasers has become more intense.  This in turn has resulted, and will likely continue to result, in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, and large single accounts continue to use their market power to influence product pricing and purchasing decisions.  We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to influence the worldwide healthcare industry, resulting in further business consolidations, which may exert further downward pressure on the prices of our anticipated products. This downward pricing pressure may adversely impact our business, financial condition or results of operations.  Under our agreement with Pfizer, Pfizer controls the price of Oxecta and may provide price discounts and price reductions in its discretion.  Such price discounts and reductions will reduce the net sales of our licensed products and, correspondingly, our royalty payments under the Pfizer Agreement.

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

Our success also depends on maintaining the confidentiality of our trade secrets and know-how. We seek to protect such information by entering into confidentiality agreements with employees, potential licensees, raw material suppliers, contract research organizations, contract manufacturers, consultants and other parties. These agreements may be breached by such parties. We may not be able to obtain an adequate, or perhaps any, remedy to such a breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors. Our inability to protect our intellectual property or to commercialize our products without infringing third-party patents or other intellectual property rights would have a material adverse affect on our operations and financial condition.

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

We may become involved in patent litigation or other intellectual property proceedings relating to our Aversion or Impede Technologies or product candidates, which could result in liability for damages or delay or stop our development and commercialization efforts.

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

The Hatch-Waxman Act requires an applicant for a drug that references one of our branded drugs to notify us of their application if they assert in their application that the patents we have listed in the Orange Book will not be infringed or otherwise are invalid or unenforceable (a Paragraph IV Certification). Upon receipt of this notice, we have 45 days to bring a patent infringement suit in federal district court against such applicant. If such a suit is commenced, the FDA is generally prohibited from granting approval of the ANDA or Section 505(b)(2) NDA until the earliest of 30 months from the date the FDA accepted the application for filing, the conclusion of litigation in the generic’s favor or expiration of the patent(s).  If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs and Section 505(b)(2) NDAs.  Frequently, the unpredictable nature and significant costs of patent litigation leads the parties to settle to remove this uncertainty.  Settlement agreements between branded companies and generic applicants may allow, among other things, a generic product to enter the market prior to the expiration of any or all of the applicable patents covering the branded product, either through the introduction of an authorized generic or by providing a license to the applicant for the patents subject to the litigation.

On September 20, 2012, we announced that we had received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from a generic sponsor of an ANDA for a generic drug listing Oxecta as the reference listed drug.  Since such date, we have received similar Paragraph IV Notices from three other generic pharmaceutical companies that have filed ANDAs listing Oxecta as the reference drug. The Paragraph IV Notices refer to our U.S. Patent Numbers 7,201,920, 7,510,726 and 7,981,439, which cover our Aversion Technology and Oxecta.  The Paragraph IV Notices state that each generic sponsor believes that such patents are invalid, unenforceable or not infringed.  On October 31, 2012, we initiated suit against each of Watson Laboratories, Inc. - Florida, Par Pharmaceutical, Inc., Impax Laboratories, Inc. and Sandoz Inc., and on April 29, 2013, we initiated suit against Ranbaxy, Inc., each in the United States District Court for the District of Delaware alleging infringement of our U.S. Patent No. 7,510,726 listed in the FDA’s Orange Book. The commencement of such litigation prohibits the FDA from granting approval of the filed ANDAs until the earliest of 30 months from the date the FDA accepted the application for filing, or the conclusion of litigation.  The above actions are referred to as the “Paragraph IV Proceedings.”

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

Under the terms of the Settlement Agreement with Par, Par may launch its generic Oxecta® product in the U.S. through the grant of a non-exclusive, royalty-bearing license from us that would trigger on January 1, 2022.  We currently have Orange Book patents that are due to expire between November 2023 and March 2025.  In certain limited circumstances, our license to Par would become effective prior to January 1, 2022.  Par is required to pay us royalties in the range of 10% to 15% of Par’s net profits from the sale of its generic Oxecta® product.

Under the Settlement Agreement with Impax, Impax may launch its generic Oxecta® product in the U.S. through the grant of a non-exclusive, royalty-free license from us that would trigger 180 days following the first sale of a generic Oxecta® product in the U.S. by an entity that is entitled to the 180 day first-filer exclusivity under applicable law and FDA regulations (or if no entity is entitled to such 180 day exclusivity period, the date on which a generic Oxecta® product is first sold in the U.S. or November 27, 2021, whichever date occurs first). In certain circumstances, our license to Impax would become effective prior to such time.

The Settlement Agreements with Par and Impax do not affect the status of our separate Oxecta patent litigations against Sandoz Inc. and Ranbaxy Inc. pending in the United States District Court for the District of Delaware.

Litigation is inherently uncertain and we cannot predict the outcome of the Paragraph IV Proceedings.  If Sandoz and/or Ranbaxy prevails its respective lawsuit and is able to obtain FDA approval of its product, it may be able to launch its generic version of Oxecta prior to the expiration of our patents in 2025.  Additionally, it is possible that other generic manufacturers may also seek to launch a generic version of Oxecta and challenge our patents.  Any determination in the Paragraph IV Proceedings that our patents covering our Aversion Technology and Oxecta are invalid or unenforceable, in whole or in part, or that the products covered by generic sponsors’ ANDAs do not infringe our patents, could have a material adverse affect on our operations and financial condition.

We may be exposed to product liability claims and may not be able to obtain or maintain adequate product liability insurance.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products.  Product liability claims might be made by patients, health care providers or others that sell or consume our products. These claims may be made even with respect to those products that possess regulatory approval for commercial sale.  We are currently covered by clinical trial product liability insurance on a claims-made basis and for product liability insurance covering our sale and distribution of Nexafed. This coverage may not be adequate to cover any product liability claims. Product liability coverage is expensive. In the future, we may not be able to maintain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against losses due to product liability claims. Any claims that are not covered by product liability insurance could have a material adverse effect on our business, financial condition and results of operations.

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

We face significant competition, which may result in others developing or commercializing products before or more successfully than we do.

Our products and technologies compete to varying degrees against both brand and generic products offering similar therapeutic benefits and being developed and marketed by small and large pharmaceutical (for prescription products) and consumer packaged goods (for OTC products) companies.  Many of our competitors have substantially greater financial and other resources and are able to expend more funds and effort than us in research, development and commercialization of their competitive technologies and products.   Prescription generic products and OTC store brand products will offer cost savings to third party payers and/or consumers that will create pricing pressure on our products.  Also, these competitors may have a substantial sales volume advantage over our products, which may result in our costs of manufacturing being higher than our competitors’ costs. If our products are unable to capture and maintain market share, we or our licensees may not achieve significant product revenues and our financial condition and results of operations will be materially adversely affected.

We believe potential competitors may be developing opioid abuse deterrent technologies and products. Such potential competitors include, but may not be limited to, Pain Therapeutics, in collaboration with Pfizer, Purdue Pharma, Atlantic Pharmaceuticals, Egalet Corporation, KemPharm, Shionogi, Nektar Therapeutics, Signature Therapeutics, QRx Pharma, Tris Pharma, Pisgah Labs, and Collegium Pharmaceuticals, Inc. These companies appear to be focusing their development efforts on ER Opioid Products, except for Atlantic Pharmaceuticals, while the majority of our Aversion Technology opioid analgesic product candidates under development are IR Opioid Products.  Pfizer, our partner in commercializing Oxecta, is also developing and/or marketing ER Opioid Products, other analgesic products and non-analgesic products, all of which will compete for development and commercialization resources with our products, which may delay development or adversely impact the sales of our products.

Our Impede Technology products containing PSE, including Nexafed, will compete in the highly competitive market for cold, sinus and allergy products generally available to the consumer without a prescription.  Some of our competitors will have multiple consumer product offerings both within and outside the cold, allergy and sinus category providing them with substantial leverage in dealing with a highly consolidated pharmacy distribution network.  The competing products may have well established brand names and may be supported by national or regional advertising. Nexafed will compete directly with Johnson & Johnson’s Sudafed® brand as well as generic formulations manufactured by Perrigo Company and others.  In addition, Highland Pharmaceuticals has recently launched a PSE product that is stated to resist PSE extraction in aqueous solutions.

We are concentrating a substantial majority of our efforts and resources on developing product candidates utilizing our Aversion and Impede Technologies. The commercial success of products utilizing such technologies will depend, in large part, on the intensity of competition, FDA approved product labeling for our products compared to competitive products, and the relative timing and sequence for commercial launch of new products by other companies developing, marketing, selling and distributing products that compete with the products utilizing our Aversion and Impede Technologies.  Alternative technologies and non-opioid products are being developed to improve or replace the use of opioid analgesics. In the event that such alternatives to opioid analgesics are widely adopted, then the market for products utilizing our Aversion and Impede Technologies may be substantially decreased, thus reducing our ability to generate future revenues and adversely affecting our ability to generate a profit.

If we fail to comply with the covenants and other obligations under our term loan, the lender may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.

In December 2013, we (including our wholly-owned subsidiary Acura Pharmaceutical Technologies, Inc. (“APT”)) entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) pursuant to which we borrowed $10 million from Oxford and issued warrants to them to purchase 297,805 shares of our common stock.  Under this agreement, we are subject to a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions and licensing of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this loan and security agreement, we granted Oxford a security interest in substantially all of our assets, other than intellectual property assets, and pledged to Oxford the stock of APT. Our failure to comply with the terms of the loan and security agreement, the occurrence of a material adverse change in our business, operations or condition (financial or otherwise) or prospects, the  material impairment in our prospect of repayment,  a material impairment in the perfection or priority of the Oxford’s lien on our assets or the value of Oxford’s collateral, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our loan, coupled with  prepayment penalties, an additional interest payment of between $795,000 and $995,000, potential foreclosure on our assets, and other adverse results.

Key personnel are critical to our business and our success depends on our ability to retain them.

We are dependent on our management and scientific team, including Robert Jones, our President and Chief Executive Officer, Peter A. Clemens, our Chief Financial Officer, and Albert W. Brzeczko, Ph.D., our Vice President of Technical Affairs.  We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. While we have employment agreements with our CEO and CFO, all of our employees are at-will employees who may terminate their employment at any time. We do not have key personnel insurance on any of our officers or employees. The loss of any of our key personnel, or the inability to attract and retain such personnel, may significantly delay or prevent the achievement of our product and technology development and business objectives and could materially adversely affect our business, financial condition and results of operations.

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

Our quarterly and annual operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of launch and market acceptance of our products, and the timing of the research, development and regulatory submissions of our products in development that could cause our operating results to fluctuate.  The forecasting of the timing and amount of sales of our products is difficult due to market uncertainty and the uncertainty inherent in seeking FDA and other necessary approvals for our product candidates.  As a result, in some future quarters or years, our clinical, financial or operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our stock.

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

        Historically, we have not declared and paid any cash dividends on our common stock.   We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business.  As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Because our principal shareholders control a large percentage of our voting power, other stockholders' voting power may be limited

Our principal shareholders, Galen Partners III, L.P and its affiliates and Essex Woodlands Health Ventures V, beneficially own approximately 24.4% and 20.8%, respectively, of our outstanding common stock (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended).  Accordingly, these shareholders, individually or if they were to act as a group or vote in the same manner, may be able to influence the outcome of shareholder votes, including the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets. These shareholders may make decisions that are adverse to other shareholders' interests. This ownership concentration may also adversely affect the market price of our common stock.

Any future sale of a substantial number of shares included in our current registration statement could depress the trading price of our stock, lower our value and make it more difficult for us to raise capital.

In accordance with the terms of the Securities Purchase Agreement dated August 20, 2007 between us and the investors named therein, we filed a registration statement with and declared effective by the SEC, to register the shares included in our Units issued pursuant to the Securities Purchase Agreement, including shares underlying warrants included in the Units.  In addition, pursuant to the exercise of previously granted piggyback registration rights, each of Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Care Capital Investments II, LP, Care Capital Offshore Investments II, LP and Essex Woodlands Health Ventures V, L.P. have exercised their piggyback registration rights to include an aggregate of 26,584,016 shares in such registration statement.  As a result, approximately 26,800,763 shares (representing approximately 48% of our shares outstanding on a fully-diluted basis – including all derivative securities, whether or not currently exercisable) remain available for resale by selling stockholders under the registration statement.  If some or all of the shares included in such registration statement are sold by our affiliates and others, it may have the effect of depressing the trading price of our common stock.  In addition, such sales could lower our value and make it more difficult for us to raise capital if needed in the future.

Future sales of our common stock in the public market by us or our significant stockholders or other insiders could lower our share price.

Sales of substantial amounts of our common stock in the public market, or the perception that the sales could occur, could cause the market price of our common stocks to decline and could materially impair our future ability to raise capital through offerings of our common stock.  In April 2013, we entered into an at-the-market equity facility, or ATM, with MLV & Co. LLC, or MLV, as sales agent under which we may sell up to approximately $13 million of our common stock under our prospectus supplement by any method deemed to be an “at-the-market” offering under SEC rules. As of December 31, 2013 we sold $3.3 million of common stock (1,940,652 shares) under the ATM. If we continue to sell shares under the ATM, such sales will dilute our existing shareholders and could cause the market price of our common stock to decline significantly. The availability of the ATM to us, as well as any sales of our common stock under the ATM, should we elect to continue to use it, could encourage short sales by third parties, which could contribute to the further decline of our stock price.   In addition, as of December 31, 2013, our directors, executive officers, Galen Partners III, L.P. and its affiliates, and Essex Woodlands Health Ventures V, L.P. owned an aggregate of approximately 45% of our common stock, or 21,835,147 shares. They are able to sell these shares under Rule 144 of the Securities Act, subject to restrictions in the case of shares held by persons deemed to be our affiliates, or pursuant to our registration statement declared effective by the SEC on November 20, 2007.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2013 fiscal year that remain unresolved.

ITEM 2. PROPERTIES

We lease from an unaffiliated Lessor, approximately 1,600 square feet of administrative office space at 616 N. North Court, Suite 120, Palatine, Illinois 60067. The lease agreement has a term expiring March 31, 2015. The lease agreement provides for rent, property taxes, common area maintenance, and janitorial services on an annualized basis of approximately $25,000 per year.  We utilize this lease space for our administrative, marketing and business development functions.

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

On September 20, 2012, we announced that we had received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from a generic sponsor of an ANDA for a generic drug listing Oxecta as the reference listed drug.  Since such date, we have received similar Paragraph IV Notices from three other generic pharmaceutical companies that have filed ANDAs listing Oxecta as the reference drug. The Paragraph IV Notices refer to our U.S. Patent Numbers 7,201,920, 7,510,726 and 7,981,439, which cover our Aversion Technology and Oxecta.  The Paragraph IV Notices state that each generic sponsor believes that such patents are invalid, unenforceable or not infringed.  On October 31, 2012, we initiated suit against each of Watson Laboratories, Inc. – Florida (Watson), Par Pharmaceutical, Inc., Impax Laboratories, Inc. and Sandoz Inc., and on April 29, 2013, we initiated suit against Ranbaxy, Inc., each in the United States District Court for the District of Delaware alleging infringement of our U.S. Patent No. 7,510,726 listed in the FDA’s Orange Book. The commencement of such litigation prohibits the FDA from granting approval of the filed ANDAs until the earliest of 30 months from the date the FDA accepted the application for filing, or the conclusion of litigation.

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

Litigation is inherently uncertain and we cannot predict the outcome of these infringement actions.  If Sandoz and/or Ranbaxy prevails its respective lawsuit and is able to obtain FDA approval of its product, it may be able to launch its generic version of Oxecta prior to the expiration of our patents in 2025.  Additionally, it is possible that other generic manufacturers may also seek to launch a generic version of Oxecta and challenge our patents.  Any determination in these infringement actions that our patents covering our Aversion Technology and Oxecta are invalid or unenforceable, in whole or in part, or that the products covered by generic sponsors’ ANDAs do not infringe our patents could have a material adverse affect on our operations and financial condition.

By designating Oxecta as an RLD, we believe the FDA has acknowledged that Oxecta contains unique properties and/or a unique label that is different from other FDA approved immediate-release oxycodone HCl tablets that do not contain abuse resistant characteristics.  As required by the Food and Drug Administration Safety and Innovation Act of July 2012, the FDA published for comment draft guidance on the development of abuse-deterrent drug products in January 2013.  We believe the ANDA applicants that refer to Oxecta as an RLD will have to have substantially equivalent, if not identical, abuse deterrent characteristics to be considered by the FDA as therapeutically equivalent to Oxecta.  There can be no assurance, however, that FDA will rely on such guidance for ANDA applicants.

Reglan®/Metoclopramide Litigation

                Halsey Drug Company, as predecessor to Acura, has been named, along with numerous other companies, as a defendant in cases filed in three separate state coordinated litigations pending in Pennsylvania, New Jersey and California, respectively captioned In re: Reglan®/Metoclopramide Mass Tort Litigation, Philadelphia County Court of Common Pleas, January Term, 2010, No. 01997; In re: Reglan® Litigation, Superior Court of New Jersey, Law Division, Atlantic County, Case No. 289, Master Docket No. ATL-L-3865-10; and Reglan®/Metoclopramide Cases, Superior Court of California, San Francisco County, Judicial Council Coordination Proceeding No. 4631, Superior Court No.: CJC-10-004631. In addition, Acura was served with a similar complaint by two individual plaintiffs in Nebraska federal court. In this product liability litigation against numerous pharmaceutical product manufacturers and distributors, including Acura, plaintiffs claim injuries from their use of the Reglan brand of metoclopramide and generic metoclopramide.

In the Pennsylvania state court mass tort proceeding, over 200 lawsuits have been filed against Acura and Halsey Drug Company alleging that plaintiffs developed neurological disorders as a result of their use of the Reglan brand and/or generic metoclopramide. Plaintiffs have filed approximately 150 lawsuits against Acura, but have served less than 50 individual lawsuits upon Acura in the New Jersey action. In the California action, Acura was not served with any complaints until the spring of 2011 when a single complaint including over 400 plaintiffs was served.

In the lawsuits filed to date, plaintiffs have not confirmed they ingested any of the generic metoclopramide manufactured by Acura. Acura discontinued manufacture and distribution of generic metoclopramide more than 15 years ago.  In addition, Acura believes the June 23, 2011 decision by the U.S. Supreme Court in PLIVA v. Mensing (“Mensing decision”), holding that state tort law failure to warn claims against generic drug companies are pre-empted by the 1984 Hatch-Waxman Act Amendments and federal drug regulations will assist Acura in favorably resolving these cases.  Acura has consistently maintained the position that these claims are without merit and intend to vigorously defend these actions.

In New Jersey, Generic Defendants, including Acura, filed dispositive motions based on the Mensing decision, which the Court granted with a limited exception. In June 2012, the New Jersey trial court dismissed Acura with prejudice.

In Philadelphia and California, Generic Defendants, including Acura, also filed dispositive motions based on the Mensing decision.

On November 18, 2011, the Philadelphia trial court denied Generic Defendants’ dispositive motion. In December 2011, the Generic Defendants appealed this ruling. On April 13, 2012, all trial court proceedings were stayed pending decisions by the Pennsylvania appellate courts.  An adverse decision by the Pennsylvania Superior Court was issued in July 2013. Further appeal proceedings are pending. This appeal process eventually could result in dismissal of all of the Philadelphia cases against all generic defendants including Acura, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by Acura’s insurance carrier.

In California, the trial court entered a May 25, 2012 Order denying Generic Defendants’ dispositive preemption motions. The Generics Defendants’ appeals from this order were denied by the California appellate courts.  Therefore, subject to further developments, plaintiffs may be permitted to proceed with these lawsuits including state law claims based on (1) failing to communicate warnings to physicians through “Dear Doctor” letters; and (2) failure to update labeling to adopt brand labeling changes. California trial court also has acknowledged the preemptive effect of Mensing so that any claim “that would render the generic defendants in violation of federal law if they are found responsible under a state law cause of action, would not be permissible.” Nonetheless, plaintiffs have not confirmed they ingested any of the generic metoclopramide manufactured by Acura. Therefore, Acura expects the number of plaintiffs with possible claims to be reduced voluntarily or by motion practice.  Action will be taken in an effort to dismiss Acura from these cases, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by our insurance carrier.

In Nebraska, the litigation against Acura has been stayed and will be dismissed if plaintiffs present no evidence of ingestion of generic metoclopramide manufactured by Acura. Legal fees related to this matter are currently covered by Acura’s insurance carrier.

As any potential loss is neither probable nor estimable, Acura has not accrued for any potential loss related to these matters as of December 31, 2013 and Acura is presently unable to determine if any potential loss would be covered by its insurance carrier.

ITEM 4. MINE SAFETY DISLCOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Market Prices of Common Stock

Set forth below for the periods indicated are the high and low sales prices for trading in our common stock on the NASDAQ Capital Market as reported by the NASDAQ Capital Market.

Period	Sale Prices
	High	Low
2012 Fiscal Year
First Quarter	$4.23	$3.12
Second Quarter	3.56	2.50
Third Quarter	3.26	1.40
Fourth Quarter	4.50	1.06

2013 Fiscal Year
First Quarter	$3.62	$1.81
Second Quarter	3.78	1.85
Third Quarter	2.59	1.36
Fourth Quarter	2.23	1.50

2014 Fiscal Year
First Quarter (through January 31, 2014)	$1.91	$1.62

Holders

There were approximately 325 holders of record of our common stock on February 28, 2014.  This number, however, does not reflect the ultimate number of beneficial holders of our common stock.

Dividend Policy

The payment of cash dividends is subject to the discretion of our Board of Directors and is dependent upon many factors, including our earnings, our capital needs and our general financial condition. Historically, we have not paid any cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders under the caption “Compensation of Executive Officers and Directors - Restricted Stock Unit Award Plan; and Securities Authorized for Issuance under Equity Compensation Plans”.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our audited Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013, and the reports thereon, are included elsewhere in this Report. The selected financial information presented for our 2010 and 2009 operations and for our 2011, 2010 and 2009 balance sheets are derived from our audited Consolidated Financial Statements not presented in this Report.

The information set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto included elsewhere in this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

OPERATING DATA (in thousands) except per share data	2013	2012	2011	2010	2009
Revenues, net	$123	$—	$20,466	$3,311	$3,835
Operating expenses:
Cost of sales	364	—	—	—	—
Research and development(1)	4,923	3,726	4,037	7,177	5,673
Selling, marketing, general and administrative(2)	8,926	6,013	5,895	8,858	11,662
Interest expense	(9)	—	—	—	—
Investment income	194	79	32	42	147
Other (expense) income	4	(8)	(34)	(14)	(3)
(Loss) income before income tax	(13,901)	(9,668)	10,532	(12,696)	(13,356)
Provision for income taxes	—	—	147	11	2,479
Net (loss) income applicable to common stockholders	$(13,901)	(9,668)	$10,385	$(12,707)	$(15,835)

(Loss) earnings per share: Basic	$(0.29)	$(0.20)	$0.22	$(0.27)	$(0.35)
(Loss) earnings per share: Diluted	$(0.29)	$(0.20)	$0.22	$(0.27)	$(0.35)

Weighted average shares used in computing net earnings (loss) per share: Basic	47,764	47,521	47,496	47,029	45,932
Weighted average shares used in computing net earnings (loss) per share: Diluted	47,764	47,521	48,007	47,029	45,932

(1) Includes stock-based compensation expense of approximately $500, $400, $500, $1,700 and $1,900 for years 2013, 2012, 2011, 2010 and 2009, respectively.
(2) Includes stock-based compensation expense of approximately $1,900, $1,300, $1,900, $5,100 and $7,300 for years 2013, 2012, 2011, 2010 and 2009, respectively.

BALANCE SHEET DATA
(in thousands)	2013	2012	2011	2010	2009
Working capital	$26,346	$26,572	$35,599	$23,289	$28,750
Total assets	28,630	29,054	37,173	25,493	31,917
Total liabilities	10,707	1,424	530	1,152	2,007
Accumulated deficit	(349,112)	(335,211)	(325,543)	(335,928)	(323,221)
Stockholders' equity	$17,923	$27,630	$36,643	$24,341	$29,910

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

Company Overview

We are a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse.  We have discovered and developed two proprietary technologies.  Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse.  Pfizer Inc.’s Oxecta® (oxycodone HCl) tablets, CII is the first approved and marketed product utilizing Aversion and is commercialized under our license agreement with a subsidiary of Pfizer, or the Pfizer Agreement.  We have also developed our Impede® Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine.

We have 7 additional opioid products utilizing Aversion in various stages of development.  Our product containing hydrocodone bitartrate and acetaminophen utilizing the Aversion technology, or hydrocodone/acetaminophen, is the most advanced opioid product in development and the primary focus of our opioid development efforts.  Hydrocodone/acetaminophen is the most widely prescribed and often abused opioid product in the United States.   We filed an Investigational New Drug Application, or IND, with the Food and Drug Administration, or FDA, on December 20, 2012, which became effective in late January 2013.   On August 26, 2013, we announced the top-line results from Study AP-ADF-301 (“Study 301”), a phase II clinical study in 40 recreational drug abusers assessing the liability of snorting our hydrocodone/acetaminophen product. Study 301s primary endpoint indicated that Aversion hydrocodone/acetaminophen had slightly lower numeric mean maximum drug liking compared to an equivalent dose of a generic hydrocodone/acetaminophen tablet, however these results were not statistically significant.  The Study 301 secondary endpoints demonstrated statistical significance in mean minimum drug liking, including the Overall Drug Liking score and the Take Drug Again assessment.   On December 5, 2013, we met with the FDA to discuss if the FDA will consider whether the results of Study 301 are acceptable for submission in a New Drug Application, or NDA.  On February 7, 2014, the FDA advised us their discussion of whether the results of study AP-ADF-301 could support abuse-deterrent labeling is ongoing.   We expect that the development program for our other Aversion opioid products in development will be consistent with that of Oxecta and our hydrocodone/acetaminophen product candidate.

We launched Nexafed commercially in mid-December 2012 into the $1 billion United States over the counter market, or OTC, for cold and allergy products containing a decongestant.  Nexafed was demonstrated in a clinical study to meet the FDA Guideline standards for bioequivalence to the reference drug Sudafed® marketed by Johnson & Johnson Corporation.  We anticipate developing line extensions for our Nexafed franchise to capitalize on the many different combination offerings in the OTC cold/allergy market and expect to launch our first line extension in 2014.  We also are developing a next generation of our Impede Technology in order to further improve our Nexafed franchise.

We also have discovered an early-stage technology which, in proof of concept laboratory tests, demonstrates the ability to limit the release of the active ingredient from tablets when multiple tablets are consumed simultaneously.

Company’s Present Financial Condition

At December 31, 2013, we had cash, cash equivalents and marketable securities of $26.1 million compared to $27.4 million of cash, cash equivalents and marketable securities at December 31, 2012. We had working capital of $26.3 million at December 31, 2013, compared to working capital of $26.6 million at December 31, 2012.  We had an accumulated deficit of approximately $349.0 million and $335.2 million at December 31, 2013 and December 31, 2012, respectively. We had a loss from operations of $14.1 million and a net loss of $13.9 million for the year ended December 31, 2013, compared to a loss from operation of $9.7 million and a net loss of $9.7 million for the year ended December 31, 2012.  As of January 31, 2014, we had cash, cash equivalents and marketable securities of approximately $24.8 million.

During the year ended December 31, 2013, we recognized $113 thousand of product sales on gross shipments of Nexafed which totaled $402 thousand.  Certain of our customers have accepted a pricing allowance in exchange for forfeiting the right to return Nexafed and therefore we are recognizing revenue upon product shipment to them. Additionally, we are recognizing revenue from certain of our other customers based on a pharmacy’s Nexafed reorder activity with their own drug wholesaler supplier.  For all other customers, given the limited sales history of Nexafed, the Company currently cannot reliably estimate expected returns of the product from these customers at the time of shipment. Accordingly, the Company is deferring recognition of revenue on these product shipments of Nexafed until the right of return no longer exists or adequate history and information is available to estimate product returns. Our royalty revenue from Pfizer’s sale of Oxecta Tablets began in February 2013 and we are accruing royalties based on the estimate of net product sales of Oxecta Tablets provided by Pfizer to us.

To fund our continued operations, we expect to rely on our current cash resources, the proceeds of our $10 million term loan from Oxford Finance, net proceeds, if any, from our “at-the-market” offering of our common stock pursuant to our Sales Agreement with MLV & Co., royalty payments that may be made under Pfizer Agreement, milestones and royalty payments that may be made under future license agreements with other pharmaceutical company partners, of which there can be no assurance of obtaining, and revenues from our commercialization of our Nexafed Tablets.  Our cash requirements for operating activities may increase in the future as we continue to conduct pre-clinical studies and clinical trials for our product candidates, maintain, defend, and expand the scope of our intellectual property, including the litigation of the Paragraph IV Proceedings, hire additional personnel, commercialize our Nexafed Tablets, or invest in other areas.

Our losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses.  Research and development activities include costs of pre-clinical studies, clinical trials, and clinical trial product supplies associated with our product candidates.  Salaries and other personnel-related costs include the non-cash stock-based compensation associated with stock options and restricted stock units granted to employees and non-employee directors.

Results of Operations for the Years Ended December 31, 2013 and 2012

	December 31
	2013	2012	Change
	$000’s		$000’s	Percent
Revenues:
Royalty revenue	$10	$—	$10	100
Product sales, net	113	—	113	100
Total revenues, net	123	—	123	100

Operating expenses:
Cost of sales	364	-	364	100
Research and development	4,923	3,726	1,197	32
Selling, marketing, general and administrative	8,926	6,013	2,913	48
Total operating expenses	14,213	9,739	4,474	46
Operating loss	(14,090)	(9,739)	4,351	45

Non-Operating income (expense)
Investment income	194	79	115	146
Other expense, net	(5)	(8)	(3)	(3)
Total other income (expense), net	189	71	118	166

Income (loss) before income taxes	(13,901)	(9,668)	4,233	44
Provision for income taxes	—	—	-	-
Net loss	$(13,901)	$(9,668)	$4,233	44

Revenue

Product Sales

Nexafed® was launched in mid-December 2012. The Company sells Nexafed® in the United States to wholesale pharmaceutical distributors and as well as directly to chain drug stores. Nexafed® is sold subject to the right of return for a period of up to twelve months after the product expiration. Nexafed® currently has a shelf life of twenty-four months from the date of manufacture. Given the limited sales history of Nexafed®, the Company currently cannot reliably estimate expected returns of the product at the time of shipment to certain customers. Accordingly, the Company has deferred the recognition of revenue on $0.3 million of Nexafed® shipments to these customers until the right of return no longer exists or adequate history and information becomes available to estimate product returns. We have recognized revenue of $113 thousand in 2013 for shipments to customers where the right of return no longer existed either because a pricing allowance was accepted in exchange for forfeiting the right of return or because information became available on pharmacy’s reorder activity with their drug wholesaler. We will continue to analyze information to assess the recognition of our revenue but also expect to continue the deferral of some revenue in the foreseeable future. As of December 31, 2013, we had $0.3 million in deferred revenue on our balance sheet related to Nexafed shipments which occurred since its commercial launch. We had no net product sales during 2012.

Royalty Revenue

In connection with our License, Development, and Commercialization Agreement dated October 30, 2007 with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer Inc., we began to earn royalties on Oxecta net sales starting in February 2013.  Pfizer will pay us a royalty at one of six rates ranging from 5% to 25% based on the level of annual net sales for Oxecta across all Pfizer Territories, with the highest applicable royalty rate applied to such annual sales. These royalties are based on net sales of Oxecta reported to us by Pfizer being paid to us within 45 days after the end of each calendar quarter. We recorded royalties of approximately $10 thousand for 2013 on Pfizer’s net sales of Oxecta of approximately $0.2 million.

Cost of Sales
Cost of sales includes third party acquisition costs, third party warehousing and product distribution charges and inventory reserve charges for the Nexafed product line. During 2013, we established an inventory reserve of $0.25 million.

Operating Expenses

Research and development expense (R&D) during 2013 were primarily for our Aversion development expenses and during 2012 were for product candidates utilizing either our Aversion or our Impede® Technologies, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of the 2013 and 2012 results are non-cash share-based compensation expenses of $0.3 million and $0.4 million, respectively. Excluding the share-based compensation expense, our R&D expenses increased approximately $1.3 million between reporting periods primarily from our Aversion development expenses on our hydrocodone/acetaminophen product candidate.

Selling and marketing expenses during 2013 primarily consisted of advertising and marketing activities on Nexafed which was launched in December 2012. Selling and marketing expenses during 2012 primarily consisted of market research studies on our Aversion and Impede® Technologies. Our Nexafed advertising and marketing activities will continue in 2014. Our G&A expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in the 2013 and 2012 results are non-cash share-based compensation expenses of $0.9 million and $1.3 million, respectively. Excluding the share-based compensation expense our selling, marketing, general and administrative expenses increased approximately $3.4 million between reporting periods, primarily for the marketing, advertising and promotional programs on Nexafed of $1.1 million, compensation costs of $0.2 million, legal services on our paragraph IV litigation of $1.7 million, patent and trademark services of $0.3 million and general corporate legal matters of $0.1 million.

Non-Operating Income

During 2013 and 2012, non-operating income consisted principally of investment income derived from our cash reserves being invested in accordance with a Board of Director approved investment policy.

Income Taxes

The net loss for 2013 and 2012 includes no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Results of Operations for the Years Ended December 31, 2012 and 2011

	December 31
	2012	2011	Change
	$000’s		$000’s	Percent
Revenues:
Program fee revenue	—	466	(466)	(100)
Milestone revenue	—	20,000	(20,000)	(100)
Total revenues	—	20,466	(20,466)	(100)

Operating expenses:
Research and development	3,726	4,037	(311)	(8)
Selling, marketing, general and administrative	6,013	5,895	118	2
Total operating expenses	9,739	9,932	(193)	(2)
Income (loss) from operations	(9,739)	10,534	(20,273)	(192)

Non-Operating income (expense):
Investment income	79	32	47	147
Other expense, net	(8)	(34)	26	76
Total other income (expense), net	71	(2)	73	3,650

Income (loss) before income taxes	(9,668)	10,532	(20,200)	(192)
Provision for income taxes	—	147	(147)	(100)
Net income (loss)	$(9,668)	$10,385	$(20,053)	(193)

Revenue

In 2012, we recorded $6.0 thousand from gross product sales of Nexafed from two regional wholesalers, which we completely offset with a returned goods reserve.  This compares to revenues in 2011 of $20.5 million, all from the Pfizer Agreement comprised of a $20.0 million milestone payment for achieving the FDA approval of Oxecta and the amortization of the final amount of the initial upfront fee received back in 2007.

Operating Expenses

Research and development expense during 2012 and 2011 were primarily for product candidates utilizing our Aversion and Impede Technologies, including costs of preclinical studies, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs.  Included in the 2012 and 2011 results are non-cash stock-based compensation charges of $0.4 million and $0.5 million, respectively, associated with the grant of stock options and restricted stock units.  Excluding the stock-based compensation expense, there was a $0.2 million decrease in development expenses in 2012 compared to 2011.

Marketing expenses during 2012 and 2011 consisted of market research studies on our Impede Technology. Our general and administrative expenses primarily consisted of legal, audit and other professional fees, corporate insurance, and payroll.  Included in the 2012 and 2011 results are non-cash stock-based compensation charges of $1.3 million and $1.9 million, respectively, associated with the grant of stock options and restricted stock units. Excluding the stock-based compensation expense, there was an increase of $0.7 million in marketing, general and administrative expenses in 2012 compared to 2011, primarily attributable to Nexafed development and promotion.

Non-Operating Income

In the fourth quarter of 2012, the Company amended its investment policy allowing greater flexibility in investment selections.  As such, some investments were shifted from lower yielding money market funds to high grade corporate bonds resulting in significant improvement in interest income over the prior year.

Income Taxes

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

Liquidity and Capital Resources

At December 31, 2013, we had cash, cash equivalents and marketable securities of $26.1 million compared to $27.4 million in cash and cash equivalents at December 31, 2012.  We had working capital of $26.3 million at December 31, 2013 compared to $26.6 million at December 31, 2012. Our investing activities for capital expenditures were $23,000 in 2013 and $147,000 in 2012.

Pending the receipt of milestone and royalty payments under license agreements similar to the Pfizer Agreement anticipated to be negotiated and executed with other pharmaceutical company partners, of which no assurance can be given, we must rely on royalty payments from Pfizer for its sales of Oxecta, revenues for our Nexafed sales, the net proceeds, if any, from our “at-the-market” offering of our common stock pursuant to our Sales Agreement with MLV & Co., the proceeds of our $10.0 million loan from Oxford Finance completed in December 2013 (as described below), and our current cash reserves, including interest income from the investment of our cash reserves, to fund the development of our Aversion Technology, Impede Technology and related administrative and operating expenses. Our future sources of revenue, if any, will be derived from milestone payments and royalties under license agreements similar to the Pfizer Agreement with other pharmaceutical company partners, for which there can be no assurance, and from the commercialization of our Nexafed tablets and other Impede Technology products that we expect to develop.

At January 31, 2014, we had cash, cash equivalents and marketable securities of approximately $24.8 million. We estimate that such cash reserves will be sufficient to fund the development of Aversion Technology and Impede Technology product candidates, and related operating expenses at least through the next 12 months.

The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to the development and commercialization of our product candidates.

The following table presents our expected cash payments on contractual obligations outstanding as of December 31, 2013:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$33	$26	$7	$—	$—
Contract manufacturing	243	243	—	—	—
Clinical studies	675	675	—	—	—
Marketing and advertising	658	658	—	—	—
Employment agreements	667	667	—	—	—
Debt principal	10,000	—	4,280	5,720	—
Debt interest	3,451	765	1,380	1,306	—
Total	$15,754	$3,061	$5,667	$7,026	$—

Term Loan with Oxford Finance

On December 27, 2013, we and our subsidiary, Acura Pharmaceutical Technologies, Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”), as collateral agent and as a lender, pursuant to which the Oxford made a term loan to us in the principal amount of $10.0 million (the “Term Loan”), subject to the terms and conditions set forth in the Loan Agreement.  We will use the proceeds of the Loan Agreement for general working capital and to fund our business requirements.

The full principal amount of the Term Loan was funded on December 27, 2013. The Term Loan accrues interest at a fixed rate of 8.35% per annum (with a default rate of 13.35% per annum).  We are required to make monthly interest-only payments until the Amortization Date and starting on the Amortization Date, we are required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through the maturity date of December 1, 2018.  The “Amortization Date” is April 1, 2015, but shall automatically become April 1, 2016 if we achieve 75% of our projected Nexafed® cash receipts and 75% of our  projected Oxecta® cash receipts for the fiscal year ending December 31, 2014 (collectively, the “First Revenue Event”).  The Amortization Date will be further deferred until April 1, 2017 if the First Revenue Event occurs and in addition, we achieve 75% of our projected Nexafed cash receipts and 75% of our projected Oxecta cash receipts for the fiscal year ending December 31, 2015 (collectively, the “Second Revenue Event”).  All unpaid principal and accrued and unpaid interest with respect to the Term Loan is due and payable in full on December 1, 2018.  As security for our obligations under the Loan Agreement, we granted Oxford a security interest in substantially all of our existing and after-acquired assets, exclusive of intellectual property assets.  Pursuant to the Loan Agreement, we are not allowed to pledge our intellectual property assets to others.

We may voluntarily prepay the Term Loan in full, but not in part, and any prepayment is subject to a prepayment premium equal to 3% of the principal prepaid if prepaid on or prior to December 27, 2014, 2% of the principal prepaid, if prepaid after December 27, 2014 but on or prior to December 27, 2015, and 1% of the principal prepaid if prepaid after December 27, 2015.  In addition, at the maturity, termination or upon voluntary or mandatory prepayment of the Term Loan, we must pay Oxford an additional one-time interest payment of (A) $795,000 if the First Revenue Event does not occur, (B) $895,000 if the First Revenue Event occurs but the Second Revenue Event does not occur, or (C) $995,000 if both the First Revenue Event and the Second Revenue Event occur.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limits or restrictions on our ability to incur liens, incur indebtedness, pay dividends, redeem stock, and merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitles Oxford to cause any or all of our indebtedness under the Loan Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, a material adverse change affecting us or our operations, bankruptcy and insolvency defaults and material judgment defaults.

Simultaneous with the funding of the Term Loan, pursuant to the terms and conditions of the Loan Agreement, we issued to the Oxford warrants to purchase an aggregate of up to 297,805 shares of our common stock at an exercise price equal to $1.595 per share (the “Warrants”). The Warrants are immediately exercisable for cash or by net exercise and will expire December 27, 2020.

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

Nexafed was launched in mid-December 2012. The Company sells Nexafed in the United States to wholesale pharmaceutical distributors and as well as directly to chain drug stores. Nexafed is sold subject to the right of return for a period of up to twelve months after the product expiration. Nexafed currently has a shelf life of twenty-four months from the date of manufacture. Given the limited sales history of Nexafed, the Company currently cannot reliably estimate expected returns of the product at the time of shipment to certain customers. Accordingly, the Company has deferred revenue recognition on Nexafed shipments of $0.3 million since the product’s launch to these customers until the right of return no longer exists or adequate history and information is available to estimate product returns.

Commencing in February 2013, we began earning royalties based on net sales of Oxecta by Pfizer pursuant to the Pfizer Agreement.  Such royalties are paid to us within 45 days after the end of each calendar quarter. We have recorded royalties of approximately $10 thousand for the year ended December 31, 2013 on Oxecta’s net sales of approximately $0.2 million.

Research and Development

Research and Development, or R&D, expenses include internal R&D activities, external CRO services and their clinical research sites, and other activities.  Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred.  We make payments to the CRO's based on agreed upon terms and may include payments in advance of the study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely upon estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We have entered into several cancelable CRO arrangements and our obligations under these arrangements were approximately $0.7 million and $1.5 million at December 31, 2013 and 2012, respectively, for services to be incurred as subjects are enrolled and progress through the studies.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets.  The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance against deferred income tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized.  Because we realized taxable income in 2011 we were able to utilize a portion of our net operating loss carryforwards.  At December 31, 2013, 100% of the remaining deferred income tax assets are offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and a benefit from income taxes in such period would be recognized.

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

Capital Expenditures

Our capital expenditures during 2013, 2012 and 2011 were $23,000, $147,000 and $132,000, respectively. Capital expenditures in each such year were primarily attributable to the purchase of scientific equipment and improvements to the Culver, Indiana facility.

Impact of Inflation

We believe that inflation did not have a material impact on our operations for the periods reported.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in may be subject to market risk.  Our primary objective in our cash management activities is to preserve principal while at the same time maximizing income we receive from our investments.  A change in the prevailing interest rates may cause the principal amount of our investments to fluctuate.  We have no holdings of derivative financial and commodity instruments.  As of December 31, 2013, our investments consisted of corporate bonds and exchange-traded funds.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the Fourth Quarter 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to 2014 Proxy Statement to be filed with the SEC on or about March13, 2014 with respect to Directors, Executive Officers and Corporate Governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to our 2014 Proxy Statement to be filed with the SEC on or about March 13, 2014 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to our 2014 Proxy Statement to be filed with the SEC on or about March 13, 2014 with respect to the to the security ownership of certain beneficial owners and management and related stockholder matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to our 2014 Proxy Statement to be filed with the SEC on or about March 13, 2014 with respect to certain relationships and related transactions and direct independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to our 2014 Proxy Statement to be filed with the SEC on or about March 13, 2014 with respect to auditor fees, which is incorporated herein by reference and made a part in response to the information required by Item 14.

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

Date: February 27, 2014	ACURA PHARMACEUTICALS, INC.

	By:	/s/ ROBERT B. JONES
Robert B. Jones
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/Robert B. Jones	President, Chief Executive Officer and Director	February 27, 2014
Robert B. Jones	(Principal Executive Officer)

/s/Peter A. Clemens	Senior Vice President and Chief Financial Officer	February 27, 2014
Peter A. Clemens	(Principal Financial and Accounting Officer)

/s/William G. Skelly	Director	February 27, 2014
William G. Skelly

/s/Bruce F. Wesson	Director	February 27, 2014
Bruce F. Wesson

/s/Immanuel Thangaraj	Director	February 27, 2014
Immanuel Thangaraj

/s/George K. Ross	Director	February 27, 2014
George K. Ross

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Acura Pharmaceuticals, Inc.
Palatine, Illinois

We have audited the accompanying consolidated balance sheets of Acura Pharmaceuticals Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acura Pharmaceuticals Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Chicago, Illinois
March 3, 2014

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 and 2012
(in thousands except par value)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$12,340	$7,476
Marketable securities	13,733	19,946
Accounts receivable, net of allowances of $28 and $0	194	5
Accrued investment income	120	36
Finished good inventories, net	251	219
Income taxes refundable	-	43
Prepaid expenses and other current assets	629	271
Other current deferred assets	186	-

Total current assets	27,453	27,996
Property, plant and equipment, net	941	1,052
Deferred debt issuance costs	231	-
Other assets	5	11

Total assets	$28,630	$29,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274	$994
Accrued expenses	541	413
Other current liabilities	5	12
Deferred revenue	287	5

Total current liabilities	1,107	1,424
Long-term debt, net of debt discount of $400	9,600	-
Other liabilities	-	5

Total liabilities	$10,707	$1,429

Commitments and contingencies (Note 12)

Common stock: $.01 par value per shares; 100,000 shares authorized, 48,325 and 45,867 shares issued and outstanding in 2013 and 2012, respectively	483	459
Additional paid-in capital	366,533	362,422
Accumulated deficit	(349,112)	(335,211)
Accumulated other comprehensive income (loss)	19	(40)

Total stockholders’ equity	$17,923	$27,630

Total liabilities and stockholders’ equity	$28,630	$29,059

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(in thousands except per share amounts)

	2013	2012	2011
Revenues:
Royalty revenue	$10	$-	$-
Product sales, net	113	-	-
Program fee revenue	-	-	466
Milestone revenue	-	-	20,000
Total revenues, net	123	-	20,466

Operating expenses:
Cost of sales (excluding inventory write-down)	114	-	-
Inventory write-down	250	-	-
Research and development	4,923	3,726	4,037
Selling, marketing, general and administrative	8,926	6,013	5,895
Total operating expenses	14,213	9,739	9,932

Operating income (loss)	(14,090)	(9,739)	10,534

Non-Operating income (expense):
Investment income	194	79	32
Gain on sales of marketable securities	4	-	-
Interest expense – promissory note	(9)	-	-
Other expense, net	-	(8)	(34)
Total other income (expense), net	189	71	(2)

Income (loss) before income taxes	(13,901)	(9,668)	10,532
Provision for income taxes	-	-	147

Net income (loss)	$(13,901)	$(9,668)	$10,385
Other comprehensive income (loss):
Unrealized gains (losses) on securities	59	(40)	-
Total other comprehensive income (loss)	59	(40)	-

Comprehensive income (loss)	$(13,842)	$(9,708)	$10,385

Earnings (loss) per share:
Basic	$(0.29)	$(0.20)	$0.22
Diluted	$(0.29)	$(0.20)	$0.22
Weighted average shares outstanding:
Basic	47,764	47,521	47,505
Diluted	47,764	47,521	48,007

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	$ Amount	Capital	Deficit	Income (Loss)	Total
Balance at Dec. 31, 2010	43,894	$439	$359,830	$(335,928)	$-	$24,341

Comprehensive income: net income for the year ended Dec. 31, 2011	-	-	-	10,385	-	10,385
Share-based compensation	-	-	2,458	-	-	2,458

Net distribution of common stock pursuant to restricted stock unit award plan	828	8	(8)	-	-	-
Common shares withheld for withholding taxes on distribution of restricted stock units	(288)	(3)	(945)	-	-	(948)

Net issuance of common stock pursuant to cashless exercise of stock options	611	6	(6)	-	-	-
Common shares withheld for withholding taxes on cashless exercise of stock options	(228)	(2)	(884)	-	-	(886)

Issuance of common stock for exercise of stock options	167	2	215	-	-	217
Issuance of common stock for exercise of warrants	336	3	1,073	-	-	1,076

Balance at Dec. 31, 2011	45,320	$453	$361,733	$(325,543)	$-	$36,643

Net loss	-	-	-	(9,668)	-	(9,668)
Other comprehensive income (loss)	-	-	-	-	(40)	(40)
Share-based compensation	-	-	1,733	-	-	1,733

Net distribution of common stock pursuant to restricted stock unit award plan	827	8	(7)	-	-	1
Common shares withheld for withholding taxes on distribution of restricted stock units	(296)	(2)	(1,031)	-	-	(1,033)

Net issuance of common stock pursuant to cashless exercise of stock options	14	-	-	-	-	-
Common shares withheld for withholding taxes on cashless exercise of stock options	(5)	-	(15)	-	-	(15)

Issuance of common stock for exercise of stock options	7	-	9	-	-	9

Balance at Dec. 31, 2012	45,867	$459	$362,422	$(335,211)	$(40)	$27,630

Net loss	-	-	-	(13,901)	-	(13,901)
Other comprehensive income (loss)	-	-	-	-	59	59
Share-based compensation	-	-	1,215	-	-	1,215
Warrants issued with promissory notes	-	-	400	-	-	400

Net distribution of common stock pursuant to restricted stock unit award plan	826	8	(7)	-	-	1
Common shares withheld for withholding taxes on distribution of restricted stock units	(321)	(3)	(709)	-	-	(712)

Net issuance of common stock pursuant to cashless exercise of stock options	7	-	-	-	-	-
Common shares withheld for withholding taxes on cashless exercise of stock options	(1)	-	(4)	-	-	(4)

Issuance of common stock under “at the market” offerings, net of offering costs of $102	1,940	19	3,207	-	-	3,226

Issuance of common stock for exercise of stock options	7	-	9	-	-	9

Balance at Dec. 31, 2013	48,325	$483	$366,533	$(349,112)	$19	$17,923

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012, and 2011
(in thousands)

	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(13,901)	$(9,668)	$10,385
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	134	131	131
Provision to reduce inventory to net realizable value	250	-	-
Share-based compensation	1,215	1,733	2,458
Gain on sales of marketable securities	(4)	-	-
Loss on asset disposals	-	8	8
Changes in assets and liabilities
Accounts receivable, net	(194)	-	-
Collaboration revenue receivable	-	-	126
Accrued investment income	(84)	-	-
Inventories	(282)	(219)	-
Income taxes refundable	43	110	(141)
Prepaid expenses and other current assets	(358)	(16)	(33)
Other current deferred assets	(186)	-	-
Other assets	6	-	-
Accounts payable	(720)	941	53
Accrued expenses	128	(64)	(209)
Deferred program fee revenue	-	-	(466)
Deferred revenue	287	-	-
Other liabilities	(12)	6	-
Net cash (used in) provided by operating activities	(13,678)	(7,038)	12,312
Cash Flows from Investing Activities:
Purchases of marketable securities	(7,611)	(20,306)	-
Proceeds from sale and maturities of marketable securities	13,887	320	-
Additions to property, plant and equipment	(23)	(147)	(131)
Net cash provided by (used in) investing activities	6,253	(20,133)	(131)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	9	9	217
Proceeds from distribution of restricted stock units	1	1	5
Statutory minimum withholding taxes paid on the distribution of common stock pursuant to restricted stock unit plan and exercise of stock options	(716)	(1,048)	(1,839)
Proceeds from warrant exercise	-	-	1,076
Long-term debt borrowings	10,000	-	-
Capitalized debt issuance costs	(231)	-	-
Proceeds from “at the market offering”	3,328	-	-
“At the market offering” transaction costs	(102)	-	-
Net cash provided by (used in) financing activities	12,289	(1,038)	(541)
Net increase (decrease) in cash and cash equivalents	4,864	(28,209)	11,640
Cash and cash equivalents at beginning of year	7,476	35,685	24,045
Cash and cash equivalents at end of year	$12,340	$7,476	$35,685

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the year for:
Interest	$-	$-	$26
Income taxes, net of refunds	$(42)	$(108)	$284

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED DECEMBER 31, 2013, 2012, and 2011

Supplemental disclosures of noncash investing and financing activities (amounts presented are rounded to the nearest thousand):

Year ended December 31, 2013

1.
829 thousand shares of common stock were eligible for distribution pursuant to our RSU Plan utilizing various cashless exercise features of the plan and after withholding 3 thousand shares for $7 in exercise costs and withholding 321 thousand shares for $712 in statutory minimum payroll taxes; we issued 505 thousand shares of common stock.

2.   Options to purchase 24 thousand shares of common stock were exercised utilizing various cashless exercise features of the stock option plan and after withholding 17 thousand shares for $32 in exercise costs and withholding 1 thousand shares for $4 in statutory minimum payroll taxes, we issued 6 thousand shares of common stock.
3.
In connection with a debt issuance of $10 million, we issued the lender 298 thousand warrants with an exercise price of $1.595. The fair value of these warrants of $400 was recorded as a debt discount and will be amortized as interest expense over the term of this debt.

Year ended December 31, 2012

1.
829 thousand shares of common stock were eligible for distribution pursuant to our RSU Plan utilizing various cashless exercise features of the plan and after withholding 2 thousand shares for $7 in exercise costs and withholding 296 thousand shares for $1.0 million in statutory minimum payroll taxes; we issued 531 thousand shares of common stock.

2.   Options to purchase 24 thousand shares of common stock were exercised utilizing various cashless exercise features of the stock option plan and after withholding 10 thousand shares for $31 in exercise costs and withholding 5 thousand shares for $15 in statutory minimum payroll taxes, we issued 9 thousand shares of common stock.

Year ended December 31, 2011

1.
829 thousand shares of common stock were eligible for distribution pursuant to our RSU Plan utilizing various cashless exercise features of the plan and after withholding 1 thousand shares for $3 in exercise costs and withholding 288 thousand shares for $948 in statutory minimum payroll taxes; we issued 540 thousand shares of common stock.

2.   Options to purchase 935 thousand shares of common stock were exercised utilizing various cashless exercise features of the stock option plan and after withholding 324 thousand shares for $1.3 million in exercise costs and withholding 228 thousand shares for $886 in statutory minimum payroll taxes, we issued 383 thousand shares of common stock.

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011

NOTE 1 - DESCRIPTION OF BUSINESS

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “We”, or “Our”) is a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed two proprietary technologies. Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse. Pfizer Inc.’s Oxecta® (oxycodone HCl) tablets, CII is the first approved and marketed product utilizing Aversion® and is commercialized under a license agreement we have with a subsidiary of Pfizer. We have also developed our Impede® Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine. In mid-December 2012 we launched in the United States Nexafed® (pseudoephedrine HC1) tablets formulated with our Impede® Technology.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of our wholly-owned subsidiary, Acura Pharmaceutical Technologies Inc., after elimination of intercompany accounts and transactions.

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

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, trade accounts payable and our notes payable. The carrying amounts of these financial instruments, other than marketable securities and our promissory notes, are representative of their respective fair values due to their relatively short maturities. We estimate the fair value of our notes payable to be its carrying value due to its recent funding. As discussed below, marketable securities are recorded at fair value.

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

Concentration of Credit Risk

We invest our excess cash in accordance with the investment policy approved by our Board of Directors that seeks a combination of both liquidity and safety of principal, such as investments in instruments issued by the United States government and investment grade corporate bonds.

Our accounts receivable arise from our product sales of Nexafed® and represents amounts due from wholesalers in the health care and pharmaceuticals industries and from chain drug stores. The Company has performed a credit evaluation of its customers and may maintain an allowance for potentially uncollectable accounts. We have not experienced any losses on uncollectable accounts.

Sales to certain of our customers accounted for 10% or more of our annual net revenues, whether recognized or deferred, during 2013 as illustrated below:

Customer	2013
Rite Aid Corporation	52%
Cardinal Health, Inc.	15%

Inventories

Inventories consist of finished goods held for sale and distribution on our Nexafed® product. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. Our gross inventory is valued at $0.5 million and $0.2 million at December 31, 2013 and 2012, respectively. We have recorded inventory reserves of $0.25 million which results in a net reported inventory value of $0.25 million at December 31, 2013.  We did not have an inventory reserve at December 31, 2012.

The related cost of sales on deferred revenue of $0.3 million from Nexafed® shipments is excluded from the value of the December 31, 2013 inventory and is reported in our Balance Sheet in the other current deferred assets account. We will recognize the revenue and cost of sales on these Nexafed® shipments once the right of return no longer exists or adequate history and information becomes available to estimate product returns.

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

Debt Issuance Costs and Debt Discount

Deferred debt issuance costs include costs of debt financing undertaken by the Company, including legal fees, placement fees and other direct costs of the financing. Debt discount is the value attributable to warrants issued in conjunction with the financing. Debt issuance costs and debt discount are amortized into interest expense over the term of the related debt using the effective interest method.

Revenue Recognition

Revenue is generally realized or realizable and earned when there is persuasive evidence an arrangement exists, delivery has occurred or services rendered, the price is fixed and determinable, and collection is reasonably assured. The Company records revenue from its Nexafed® product sales when the price is fixed and determinable at the date of sale, title and risk of ownership have been transferred to the customer, and returns can be reasonably estimated.

Nexafed® was launched in mid-December 2012. The Company sells Nexafed® in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Nexafed® is sold subject to the right of return for a period of up to twelve months after the product expiration. Nexafed® currently has a shelf life of twenty-four months from the date of manufacture. Given the limited sales history of Nexafed®, the Company currently cannot reliably estimate expected returns of the product at the time of shipment to certain customers. Accordingly, the Company has deferred the recognition of revenue on $0.3 million of Nexafed® shipments to these customers until the right of return no longer exists or adequate history and information becomes available to estimate product returns.

In connection with our License, Development, and Commercialization Agreement dated October 30, 2007 with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer Inc. (the “Pfizer Agreement”), we recognize program fee revenue, collaboration revenue and milestone revenue. Commencing in February 2013, we began earning royalties based on net sales of Oxecta® by Pfizer. Such royalties are paid to us within 45 days after the end of each calendar quarter. We have recorded royalties of approximately $10 thousand for the year ended December 31, 2013 on net sales of Oxecta® by Pfizer of approximately $0.2 million.

Program fee revenue is derived from amortized upfront payments, such as the $30.0 million upfront payment from Pfizer received in December 2007, and license fees, such as the $3.0 million option exercise fee paid by Pfizer to us in each of May 2008 and December 2008 upon the exercise of its option to license a third and fourth opioid analgesic product candidate under the Pfizer Agreement. We assigned an equal portion of Pfizer’s $30.0 million upfront payment to each of three product candidates identified in the Pfizer Agreement and recognize the upfront payment as program fee revenue ratably over our estimate of the development period for each identified product candidate. We recognized no program fee revenue in either 2013 or 2012, and recognized $0.5 million of program fee revenue in 2011.

Collaboration revenue is derived from reimbursement of development expenses, which are invoiced quarterly in arrears, and are recognized when costs are incurred pursuant to the Pfizer Agreement. The research and development services provided to Pfizer under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with Pfizer. There are no ongoing research and development services being provided to Pfizer and we had no collaboration revenue in 2013, 2012 or 2011.

Milestone revenue is contingent upon the achievement of certain pre-defined events in the development of Oxecta® Tablets and other product candidates licensed to Pfizer under the Pfizer Agreement. Milestone payments from Pfizer are recognized as revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product. As such, the milestones are substantially at risk at the inception of the Pfizer Agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment. Each milestone payment is non-refundable and non-creditable when made. In June 2011, Pfizer paid us a $20.0 million milestone relating to the receipt of FDA approval of the NDA for Oxecta®.

Shipping and Handling Costs

The Company records shipping and handling costs in selling expenses. The amounts recorded from the sales of Nexafed® were not material.

Research and Development Activities

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities. Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We did not have any accrued CRO costs and clinical trial study expenses at either December 31, 2013 or 2012. At December 31, 2013 we had $0.36 million in prepaid CRO costs and clinical trial study expenses. We had no prepaid CRO costs and clinical trial study expenses at December 31, 2012.

Share-based Compensation

We have three share-based compensation plans covering stock options and RSUs for our employees and directors, which are described more fully in Note 10.

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

Our share-based compensation expense recognized in the Company’s results of operations comprised the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Research and development:
Stock option awards	$315	$375	$457
RSU awards	-	-	75
	315	375	532
Selling, general and administrative:
Stock option awards	900	1,358	1,698
RSU awards	-	-	228
	900	1,358	1,926
Total	$1,215	$1,733	$2,458

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and the income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both December 31, 2013 and 2012, 100% of all remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested Restricted Stock Units (“RSUs”) (See Note 10). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for either 2013 or 2012 as the Company reported a net loss for the years and including the effects of common stock equivalents in the diluted EPS calculation would have been antidilutive. In 2011, stock awards to purchase 2.8 million common shares were outstanding but not included in the computation of diluted EPS as the awards were anti-dilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following:

	Years ended December 31,
	2013	2012	2011

	(in thousands except per share data)
EPS - basic
Numerator: net income (loss)	$(13,901)	$(9,668)	$10,385
Denominator:
Common shares	46,935	45,863	45,016
Vested RSUs	829	1,658	2,489
Basic weighted average shares outstanding	47,764	47,521	47,505
EPS - basic	$(0.29)	$(0.20)	$0.22

EPS – assuming dilution
Numerator: net income (loss)	$(13,901)	$(9,668)	$10,385
Denominator:
Common shares	46,935	45,863	45,016
Vested RSUs	829	1,658	2,489
Stock options	-	-	366
Common stock warrants	-	-	136
Diluted weighted average shares outstanding	47,764	47,521	48,007
EPS - diluted	$(0.29)	$(0.20)	$0.22

Excluded dilutive securities:
Common stock issuable:
Stock options	3,738	3,296	2,805
Common stock warrants	2,154	1,856	-
Total excluded potentially dilutive shares	5,892	5,152	2,805

NOTE 3 – LICENSE, DEVELOPMENT, AND COMMERCIALIZATION AGREEMENT

In October 2007, we entered into a License, Development and Commercialization Agreement, or the Pfizer Agreement, with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer, covering the United States, Canada and Mexico. Under the Pfizer Agreement, Pfizer will manufacture and commercialize Oxecta® in the United States. As of December 31, 2013, we had received an aggregate of $78.5 million in payments from Pfizer in the form of a $30.0 million upfront cash payment, milestone payments, option fees and reimbursement for research and development expenses, including a $20.0 million milestone fee relating to the receipt of FDA approval of the NDA for Oxecta®. In addition, as of December 31, 2013, we have received $9 thousand of royalties from Pfizer, which royalty payments were calculated using a 5% royalty rate based on the current annual Oxecta® net sales levels.

Pursuant to the Pfizer Agreement, we and Pfizer formed a joint steering committee to oversee development and commercialization strategies for Oxecta®. Pfizer is responsible, at its own expense, for all regulatory, manufacturing and commercialization activities for Oxecta®. Subject to the Pfizer Agreement, Pfizer will have final decision making authority with respect to all regulatory and commercialization activities for Oxecta®.

Pfizer’s royalty payment obligations for Oxecta® expire on a country-by-country basis upon the later of (i) the expiration of the last valid patent claim covering Oxecta® in such country, or (ii) 15 years from the first commercial sale of Oxecta® in such country. No minimum annual fees are payable by either party under the Pfizer Agreement. If Pfizer, after consultation with us, enters into a license agreement with a third party to avoid or settle such third party’s allegations or claims regarding freedom to operate against Oxecta®, Pfizer may deduct 50% of any royalties or other license payments it pays to such third party under such license, provided that the royalties payable to us are no less than 80% of the royalties otherwise due to us under the Pfizer Agreement.

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

Paragraph IV ANDA Litigation

On or about September 17, 2012, we believe the FDA internally changed the status of Oxecta® to be considered a Reference Listed Drug, or RLD. An RLD is the standard to which all generic versions must be shown to be bioequivalent and a drug company seeking approval to market a generic equivalent must refer to the RLD. By designating Oxecta® as an RLD, the FDA was allowed to accept ANDAs referencing Oxecta®.

On September 20, 2012, we announced that we had received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from a generic sponsor of an ANDA for a generic drug listing Oxecta® as the reference listed drug. Since such date, we have received similar Paragraph IV Notices from three other generic pharmaceutical companies that have filed ANDAs listing Oxecta® as the reference drug. The Paragraph IV Notices refer to our U.S. Patent Numbers 7,201,920, 7,510,726 and 7,981,439, which cover our Aversion® Technology and Oxecta®. The Paragraph IV Notices state that each generic sponsor believes that such patents are invalid, unenforceable or not infringed. On October 31, 2012, we initiated suit against each of Watson Laboratories, Inc. – Florida (Watson), Par Pharmaceutical, Inc., Impax Laboratories, Inc. and Sandoz Inc., and on April 29, 2013 we initiated suit against Ranbaxy, Inc., each in the United States District Court for the District of Delaware alleging infringement of our U.S. Patent No. 7,510,726 listed in the FDA’s Orange Book. The commencement of such litigation prohibits the FDA from granting approval of the filed ANDAs until the earliest of 30 months from the date the FDA accepted the application for filing, or the conclusion of litigation.

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

The Settlement Agreements with Par and Impax do not affect the status of our separate Oxecta® patent litigations against Sandoz Inc. and Ranbaxy Inc. pending in the United States District Court for the District of Delaware.

Litigation is inherently uncertain and we cannot predict the outcome of these infringement actions. If Sandoz and/or Ranbaxy prevails in its respective lawsuit and is able to obtain FDA approval of its product, it may be able to launch its generic version of Oxecta® prior to the expiration of our patents in 2025. Additionally, it is possible that other generic manufacturers may also seek to launch a generic version of Oxecta® and challenge our patents. Any determination in these infringement actions that our patents covering our Aversion® Technology and Oxecta® are invalid or unenforceable, in whole or in part, or that the products covered by generic sponsors’ ANDAs do not infringe our patents could have a material adverse affect on our operations and financial condition.

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consisted of the following:

	December 31, 2013	December 31, 2012
	(in millions)	(in millions)
Marketable securities:
Corporate bonds — maturing within 1 year	$3.1	$1.2
Corporate bonds — maturing after 1 through 4 years	6.8	6.3
Pooled investment fund	-	8.0
Exchange-traded funds	3.8	4.4
Total marketable securities	$13.7	$19.9

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

The following tables provide a summary of the fair value and unrealized gains (losses) related to the Company’s available-for-sale securities (in millions):

	December 31, 2013
	(in millions)
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Corporate bonds	$9.9	$-	$-	$9.9
Exchange-traded funds	3.8	-	-	3.8
Total - Current	$13.7	$-	$-	$13.7

	December 31, 2012
	(in millions)
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Corporate bonds	$7.6	$-	$(0.1)	$7.5
Pooled investment fund	8.0	-	-	8.0
Exchange-traded funds	4.4	-	-	4.4
Total - Current	$20.0	$-	$(0.1)	$19.9

Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. We had no liabilities at December 31, 2013 meeting fair value measurement.

Our assets measured at fair value or disclosed at fair value on a recurring basis as at December 31, 2013 and 2012 consisted of the following (in millions):
	December 31, 2013
	(in millions)
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	9.9	9.9	-	-
Exchange-traded funds	3.8	3.8	-	-
Total	$13.7	$13.7	$-	$-

	December 31, 2012
	(in millions)
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	7.5	7.5	-	-
Pooled investment fund	8.0	-	8.0	-
Exchange-traded funds	4.4	4.4	-	-
Total	$19.9	$11.9	$8.0	$-

Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) at December 31, 2013 consisted of unrealized gains on securities of $19 thousand. Accumulated other comprehensive income (loss) at December 31, 2012 consisted of unrealized losses on securities of $40 thousand.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:
	December 31,
	2013	2012
	(in thousands)
Building and improvements	$1,259	$1,259
Scientific equipment	595	595
Computer hardware and software	252	255
Machinery and equipment	252	229
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
	2,617	2,597
Less accumulated depreciation and amortization	(1,676)	(1,545)
Total property, plant and equipment, net	$941	$1,052

Depreciation and amortization expense was approximately $0.1 million for each of the years ended December 31, 2013, 2012, and 2011.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	December 31,
	2013	2012
	(in thousands)
Professional services	$293	$216
Other fees and services	140	75
Payroll, payroll taxes and benefits	78	55
Clinical and regulatory services	-	21
Contract manufacture services	14	21
Property taxes	15	20
Franchise taxes	1	5
	$541	$413

NOTE 7 – LONG-TERM DEBT

On December 27, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford” or the “Lender”), for a term loan to the Company in the principal amount of $10.0 million (the “Term Loan”). The full principal amount of the Term Loan was funded on December 27, 2013. The Company may use the proceeds of the Loan Agreement for general working capital and to fund its business requirements. The Term Loan accrues interest at a fixed rate of 8.35% per annum (with a default rate of 13.35% per annum). The Company is required to make monthly interest-only payments until the Amortization Date and starting on the Amortization Date, the Company is required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through the maturity date of December 1, 2018. The “Amortization Date” is April 1, 2015, but shall automatically become April 1, 2016 if the Company achieves 75% of its projected Nexafed® cash receipts and 75% of its projected Oxecta® cash receipts for the fiscal year ending December 31, 2014 (collectively, the “First Revenue Event”). The Amortization Date will be further deferred until April 1, 2017 if the First Revenue Event occurs and in addition the Company achieves 75% of its projected Nexafed® cash receipts and 75% of its projected Oxecta® cash receipts for the fiscal year ending December 31, 2015 (collectively, the “Second Revenue Event”). All unpaid principal and accrued and unpaid interest with respect to the Term Loan is due and payable in full on December 1, 2018. As security for its obligations under the Loan Agreement, the Company granted Lender a security interest in substantially all of its existing and after-acquired assets, exclusive of its intellectual property assets. Pursuant to the Loan Agreement, the Company is not allowed to pledge its intellectual property assets to others.

The Company may voluntarily prepay the Term Loan in full, but not in part, and any prepayment is subject to a prepayment premium equal to 3% of the principal prepaid if prepaid on or prior to December 27, 2014, 2% of the principal prepaid, if prepaid after December 27, 2014 but on or prior to December 27, 2015, and 1% of the principal prepaid if prepaid after December 27, 2015. In addition, at the maturity, termination or upon voluntary or mandatory prepayment of the Term Loan the Company must pay the Lender an additional one-time interest payment of (A) $795 thousand if the First Revenue Event does not occur, (B) $895 thousand if the First Revenue Event occurs but the Second Revenue Event does not occur, or (C) $995 thousand if both the First Revenue Event and the Second Revenue Event occur. We will incur and accrue additional monthly interest expense over the term of the loan for this additional one-time interest payment using the loan’s effective cash interest rate.

The Company was obligated to pay customary lender fees and expenses, including a one-time facility fee of $50 thousand and the Lender’s expenses in connection with the Loan Agreement. Combined with the Company’s own expenses and a $100 thousand consulting placement fee, the Company incurred $231 thousand in deferred debt issue costs. We will amortize those costs into operating expense over the term of the loan using the loan’s effective interest rate.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, pay dividends, redeem stock, and merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitles the Lender to cause any or all of the Company’s indebtedness under the Loan Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, a material adverse change in the Company, bankruptcy and insolvency defaults and material judgment defaults.

We issued to the Lender warrants to purchase an aggregate of up to 298 thousand shares of our common stock at an exercise price equal to $1.595 per share (the “Warrants”). We recorded $400 thousand as debt discount associated with the fair value of the Warrants and will amortize it to non-operating expense over the term of the loan using the loan’s effective interest rate. The Warrants are immediately exercisable for cash or by net exercise and will expire December 27, 2020. The fair value of the warrants was determined using the Black-Scholes option-pricing model. Significant assumptions used in the Black-Scholes model were:

Expected dividend yield	0.0%
Risk-free interest rate	2.4%
Expected volatility	92%
Expected term (years)	7

The annual principal payments of the Long-term debt at December 31, 2013 are as follows:

Annual
Principal Payments
(in thousands)
2014	$-
2015	1,758
2016	2,522
2017	2,741
2018	2,979
2019 and subsequent	-
Total	$10,000

NOTE 8 – EQUITY FINANCING

Our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (“SEC”) on March 15, 2013. On April 18, 2013, we filed a prospectus supplement with the SEC pursuant to which we may sell shares of our common stock from time to time in “at the market” offerings and certain other transactions, having sales proceeds of up to $13 million. During the year ended December 31, 2013, we sold approximately 1.94 million shares of our common stock under a Sales Agreement with MLV & Co., our sales agent, through an “at the market” offering, for gross proceeds of approximately $3.3 million. Transaction costs were approximately $0.1 million. The net proceeds of these transactions for year ended ending December 31, 2013 were approximately $3.2 million and will be used for general corporate purposes, which may include working capital, capital expenditures, research, development and marketing expenditures and clinical trial expenditures.

NOTE 9 – COMMON STOCK WARRANTS

The Company had outstanding common stock purchase warrants at December 31, 2012 exercisable for 1.9 million shares of our common stock at an exercise price of $3.40 per share and an expiration date in August 2014. In connection with the issuance of the $10.0 million secured promissory notes in December 2013, we issued common stock purchase warrants to acquire approximately 298 thousand shares of our common stock at an exercise price of $1.595 per share with an expiration date of December 2020. The Company has outstanding common stock purchase warrants at December 31, 2013 exercisable for 2.2 million shares of our common stock at a weighted average exercise price of $3.15 per share. All of our outstanding common stock purchase warrants contain a cashless exercise feature.

NOTE 10 – EMPLOYEE BENEFIT PLANS

401(k) and Profit-Sharing Plan

We have a 401(k) and Profit-Sharing Plan (the “Plan”) for our employees. Employees may elect to make a basic contribution of up to 80% of their annual earnings subject to certain regulatory restrictions on their total contribution. The Plan provides that the Company can make discretionary matching contributions along with a discretionary profit-sharing contribution. We did not contribute matching or profit sharing contributions for the Plan in years 2013, 2012, and 2011.

Stock Option Plans

We maintain various stock option plans. A summary of our stock option plans as of December 31, 2013, 2012, and 2011 and for the years then ended consisted of the following:

	Years Ended December 31,
	2013		2012		2011
	(in thousands except price data)
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options)	Price
Outstanding, beginning	3,296	$5.50	3,556	$6.41	4,243	$5.40
Granted	548	1.66	475	2.80	491	3.63
Exercised	(31)	1.30	(31)	1.30	(1,102)	1.33
Forfeited or expired	(75)	5.02	(704)	8.43	(76)	3.15
Outstanding, ending	3,738	$4.99	3,296	$5.50	3,556	$6.41
Options exercisable	3,115	$5.61	2,763	$5.99	2,962	$7.01

The following table summarizes information about nonvested stock options outstanding at December 31, 2013:

	Number of	Weighted
	Options	Average
	Not	Fair
	Exercisable	Value
	(in thousands except per
	price data)
Outstanding at December 31, 2012	533	$2.77
Granted	548	1.54
Vested	(443)	2.75
Forfeited	(15)	2.17
Outstanding at December 31, 2013	623	$1.71

We estimate the option’s fair value on the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities utilized in the Black-Scholes model are based on the historical volatility of our common stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected life of the grants is derived from historical exercise activity. Historically, the majority of our stock options have been held until their expiration date. The assumptions used in the Black-Scholes model to determine fair value for the 2013, 2012 and 2011 stock option grants were:

	2013	2012	2011
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rates	1.9% to 2.9%	1.7% to 2.0%	1.9% to 3.4%
Average expected volatility	111%	114%	114%
Expected term (years)	10	10	10
Weighted average grant date fair value	$ 1.54	$ 2.60	$ 3.39

As of December 31, 2013, 2012 and 2011 the aggregate intrinsic value of the option awards which were vested and outstanding was $13 thousand, $0.1 million, and $0.3 million, respectively. In addition, the aggregate intrinsic value of option awards exercised during the year ended December 31, 2013, 2012 and 2011 was $28 thousand, $0.1 million and $2.7 million, respectively. The total remaining unrecognized compensation cost on unvested option awards outstanding at December 31, 2013 was $1.1 million and is expected to be recognized in operating expense in varying amounts over the twenty-three months remaining in the requisite service period.

During 2013, options to purchase 24 thousand shares of common stock were exercised utilizing various cashless exercise features of our stock option plan and after withholding 17 thousand shares for $32 in exercise costs and withholding 1 thousand shares for $4 in statutory minimum withholding payroll taxes, we issued 6 thousand shares of common stock. During 2012, options to purchase 24 thousand shares of common stock were exercised utilizing various cashless exercise features of the stock option plan and after withholding 10 thousand shares for $31 in exercise costs and withholding 5 thousand shares for $15 in statutory minimum payroll taxes, we issued 9 thousand shares of common stock. During 2011 options to purchase 935 thousand shares of common stock were exercised utilizing various cashless exercise features of the stock option plan and after withholding 324 thousand shares for $1.3 million in exercise costs and withholding 228 thousand shares for $886 in statutory minimum payroll taxes, we issued 383 thousand shares of common stock.

Restricted Stock Unit Award Plan

We have a Restricted Stock Unit Award Plan (“2005 RSU Plan”) for our employees and non-employee directors. Vesting of an RSU entitles the holder to receive a share of common stock of the Company on a distribution date. A summary of the RSU Plan as of December 31, 2013, 2012, and 2011, and for the years then ended consisted of the following:

	Years Ended December 31,
	2013		2012		2011
	(in thousands)
		Number		Number of	Number	Number
	Number	of Vested	Number	Vested	of	of Vested
	of RSUs	RSUs	of RSUs	RSUs	RSUs	RSUs
Outstanding, beginning	1,658	1,658	2,487	2,487	3,316	3,267
Granted	-	-	-	-	-	-
Distributed	(829)	(829)	(829)	(829)	(829)	(829)
Vested	-	-	-	-	-	49
Forfeited or expired	-	-	-	-	-	-
Outstanding, ending	829	829	1,658	1,658	2,487	2,487

The share-based compensation cost to be incurred on a granted RSU is the RSU’s fair value, which is the market price of the Company’s common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense over the vesting period of the RSU award.

The 2005 RSU Plan provides that upon a change in control of the Company or upon termination of an employee’s employment with the Company without cause, vesting will accelerate and the RSUs will fully vest. If a change in control occurs, the vested shares underlying the RSU award will be distributed at or about the time of the change in control. Absent a change of control, one-fourth of vested shares of common stock underlying an RSU award will be distributed (after payment of $0.01 par value per share) on January 1 of each of 2011 thru 2014. The distribution dates of January 1, 2011 thru 2014 each consisting of 0.83 million shares and occurred as follows:
•
On January 1, 2011, 0.54 million shares were distributed to the holders while 0.29 million shares were withheld by the Company upon elections made to exchange RSUs in satisfaction of $1.0 million withholding tax obligations;

•
On January 1, 2012, 0.53 million shares were distributed to the holders while 0.30 million shares were withheld by the Company upon elections made to exchange RSUs in satisfaction of $1.0 million withholding tax obligations;

F-20

•
On January 1, 2013, 0.50 million shares were distributed to the holders while 0.33 million shares were withheld by the Company upon elections made to exchange RSUs in satisfaction of $0.7 million withholding tax obligations; and

•
On January 1, 2014, 0.50 million shares were distributed to the holders while 0.33 million shares were withheld by the Company upon elections made to exchange RSUs in satisfaction of $0.5 million withholding tax obligations.

NOTE 11 – INCOME TAXES

Provision for Income Taxes

The reconciliation between our provision for income taxes and the amounts computed by multiplying our income (loss) before taxes by the U.S. statutory tax rate is as follows:

	December 31,
	2013	2012	2011

	(in thousands)
Tax (benefit) at U.S. statutory 34% tax rate	$(4,690)	$(3,287)	$3,510
State taxes (benefit), net of federal effect	(238)	-	6
Research and development tax credits	(185)	-	(77)
Share-based compensation	369	473	626
Other	2	2	(55)
Change in valuation allowance	4,742	2,812	(3,863)
Provision for income taxes	$-	$-	$147

The tax expense 2011 is federal alternative minimum taxes (“AMT”) and current state taxes.

Deferred Tax Assets and Valuation Allowance

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $46.8 million federal income tax benefits at December 31, 2013 derived from $137.6 million Federal NOLs at the U.S. statutory tax rate of 34% and $2.8 million state NOLs, available to offset future taxable income, some of which have limitations for use as prescribed under IRC Section 382. Our NOLs will expire in varying amounts between 2014 and 2033 if not used, and those expirations will cause fluctuations in our valuation allowances. In 2013 we adjusted the estimated future value of NOLs under IRC Section 382 resulting in increasing those NOLs by $15.5 million with an equally offsetting valuation allowance. The net change in the valuation allowance in 2013, 2012, and 2011 was approximately $18.0 million, $2.8 million, and $2.8 million, respectively.

As of December 31, 2013 we had federal research and development tax credits of approximately $1.1 million, which expire in the years 2024 through 2033; and we had approximately $0.4 million of Indiana state research and development tax credits, which expire in the years 2014 through 2017.  The components of our deferred tax assets are as follows:

	December 31,
	2013	2012

	(in thousands)
Deferred tax assets:
Estimated future value of NOLs
- Federal	$46,830	$26,674
- State	2,843	4,434
Research and development tax credits	1,433	887
Share-based compensation	2,261	3,486
Other, net	119	(20)
Total deferred taxes	53,486	35,461
Valuation allowance	(53,486)	(35,461)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, and the timing and amount of which may be uncertain. Valuation allowances are placed on deferred tax assets when uncertainty exists on their near term utilization. We make periodic reviews of our valuation allowances and fluctuations can occur. Those fluctuations may be reflected as income tax expenses or benefits in the period they occur. We continue to maintain full valuation allowance against all of our deferred tax assets at December 31, 2013 due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that amounts of our deferred tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and a benefit from income taxes in such period would be recognized.

Uncertainty in Income Taxes

We adopted FASB’s statement regarding accounting for uncertainty in income taxes which defined the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. Our adoption of the standard did not result in establishing a contingent tax liability reserve or a corresponding charge to retained earnings. At each of December 31, 2013, 2012 and 2011 we had no liability for income tax associated with uncertain tax positions. If in the future we establish a contingent tax liability reserve related to uncertain tax positions, our practice will be to recognize the interest in interest expense and the penalties in other non-operating expense.

The Company files federal and state income tax returns and in the normal course of business the Company is subject to examination by these taxing authorities. As of December 31, 2013, the Company’s tax years 2010, 2011 and 2012 are subject to examination by the taxing authorities. With few exceptions, we believe the Company is no longer subject to U.S. federal, state and local examinations by taxing authorities for years before 2010. As of December 31, 2012 the Company’s tax year of 2009 was included in the tax years subject to examination.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Facility Lease

The Company leases administrative office space in Palatine, Illinois under a lease expiring March 31, 2015 for approximately $25 thousand annually.

Reglan®/Metoclopramide Litigation

Halsey Drug Company, as predecessor to us, has been named along with numerous other companies as a defendant in cases filed in three separate state coordinated litigations pending in Pennsylvania, New Jersey and California, respectively captioned In re: Reglan®/Metoclopramide Mass Tort Litigation, Philadelphia County Court of Common Pleas, January Term, 2010, No. 01997; In re: Reglan® Litigation, Superior Court of New Jersey, Law Division, Atlantic County, Case No. 289, Master Docket No. ATL-L-3865-10; and Reglan®/Metoclopramide Cases, Superior Court of California, San Francisco County, Judicial Council Coordination Proceeding No. 4631, Superior Court No.: CJC-10-004631. In addition, Acura was served with a similar complaint by two individual plaintiffs in Nebraska federal court. In this product liability litigation against numerous pharmaceutical product manufacturers and distributors, including us, plaintiffs claim injuries from their use of the Reglan brand of metoclopramide and generic metoclopramide.

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

In Nebraska, the litigation against Acura has been stayed and will be dismissed if plaintiffs present no evidence of ingestion of generic metoclopramide manufactured by us. Legal fees related to this matter are currently covered by our insurance carrier.

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of December 31, 2013 and we are presently unable to determine if any potential loss would be covered by our insurance carrier.

Financial Advisor Agreement

In connection with our August 2007 Unit Offering, we are obligated to pay a fee to our then financial advisor upon each exercise of the warrants issued in the Unit Offering, in proportion to the number of warrants exercised. The amount of the fee assuming 100% exercise of the remaining 1.9 million warrants is $0.38 million. The expiration date of these warrants is in August 2014. We have not reflected this obligation as a liability in our consolidated financial statements as the payment is contingent upon the timing and exercise of the warrants by each of the warrant holders. Such fee, if any, will be paid to the financial advisor and be offset against the equity proceeds as the warrants are exercised.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data is shown below (in thousands except per share data):

	For Three Month Periods Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2013	2013	2013	2013
Revenues (i)	$4	$1	$83	$35
Operating expenses	4,248	3,141	3,308	3,516

Operating loss	(4,244)	(3,140)	(3,225)	(3,481)
Net loss	$(4,218)	$(3,076)	$(3,190)	$(3,417)

Basic loss per share	$(0.09)	$(0.07)	$(0.07)	$(0.07)
Diluted loss per share	$(0.09)	$(0.07)	$(0.07)	$(0.07)

	For Three Month Periods Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2012	2012	2012	2012
Revenues (i)	$-	$-	$-	$-
Operating expenses	2,344	2,189	2,149	3,057

Operating loss	(2,344)	(2,189)	(2,149)	(3,057)
Net loss	$(2,333)	$(2,179)	$(2,140)	$(3,016)

Basic loss per share	$(0.05)	$(0.05)	$(0.04)	$(0.06)
Diluted loss per share	$(0.05)	$(0.05)	$(0.04)	$(0.06)

(i) See Note 2 for revenue recognition.

ACURA PHARMACEUTICALS, INC.
EXHIBIT INDEX

The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

Exhibit
Number	Exhibit Description
1.1
At Market Issuance Sales Agreement dated April 18, 2013 between Acura Pharmaceuticals, Inc. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on April 18, 2013)

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

10.5	Form of Warrant dated as of August 20, 2007 issued pursuant to the PIPE SPA (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 21, 2007).

*10.6	Loan and Security Agreement dated as of December 27, 2013 between Acura Pharmaceuticals, Inc. Acura Pharmaceutical Technologies, Inc. and Oxford Finance LLC

*10.7	Form of Warrant issued to Oxford Finance LLC dated December 27, 2013

*10.8	Form of Mortgage dated December 27, 2013

10.9
Amended and Restated Voting Agreement dated as of February 6, 2004 among the Registrant, Care Capital Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners III, L.P.,  and others (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on February 10, 2004 (the “February 2004 Form 8-K”)).

58

Exhibit
Number	Exhibit Description
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

†10.13	Registrant’s 1995 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 33-98396).

†10.14	Registrant’s 1998 Stock Option Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed on May 12, 2009).

†10.15	Registrant’s 2005 Restricted Stock Unit Award Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on April 2, 2008).

†10.16	Registrant’s 2008 Stock Option Plan, as amended on June 25, 2009 (incorporated by reference to Appendix B to our Proxy Statement filed on May 12, 2009).

†10.17
Employment Agreement dated as of March 10, 1998 between the Registrant and Peter Clemens (“Clemens”) (incorporated by reference to Exhibit 10.44 to the Form 10-K for the period ending December 31, 2007, filed on April 15, 1998).

†10.18	First Amendment to Employment Agreement made as of June 28, 2000 between the Registrant and Clemens (incorporated by reference to Exhibit 10.44A to the Registrant’s 2005 Form 10-K).

†10.19
Second Amendment to Executive Employment Agreement between Registrant and Clemens, dated as of January 5, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed January 31, 2005).

†10.20	Third Amendment to Executive Employment Agreement dated December 22, 2005 between Registrant and Clemens (incorporated by reference to Exhibit 10.3 to the December 2005 Form 8-K).

†10.21
Fourth Amendment to Executive Employment Agreement dated December 16, 2007 between Registrant and Clemens (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ending December 31, 2007, filed on March 5, 2008).

59

Exhibit
Number	Exhibit Description
†10.22	Fifth Amendment to Executive Employment Agreement executed July 9, 2008 between Registrant and Clemens (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on July 10, 2008).

†10.23	Sixth Amendment to Executive Employment Agreement executed December 14, 2012 between the Registrant and Clemens (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 17, 2012).

*†10.24	Seventh Amendment to Executive Employment Agreement executed December 12, 2013 between the Registrant and Clemens.

†10.25	Employment Agreement dated as of March 18, 2008 between the Registrant and Robert B. Jones (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 24, 2008).

†10.26	Amendment to Executive Employment Agreement dated as of April 28, 2011 between the Registrant and Robert B. Jones (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed July 28, 2011)

†10.27
Second Amendment to Executive Employment Agreement between Registrant and Robert B. Jones executed December 14, 2012 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 17, 2012).

†10.28
Strategic Transaction Bonus Grant Agreement dated February 28, 2013 between the Registrant and Robert B. Jones (incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ending March 31, 2013, filed May 2, 2013)

†10.29
Strategic Transaction Bonus Grant Agreement dated February 28, 2013 between the Registrant and Peter A. Clemens (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed for the quarter ending March 31, 2013, filed May 2, 2013).

10.30	Stipulation of Settlement dated October 31, 2011 re: Class Action Litigation (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 4, 2011)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Form 8-K filed on December 10, 2007).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007).

*23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

60

Exhibit
Number	Exhibit Description
*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Extension Calculation Linkbase
*101.LAB	XBRL Extension Label Linkbase
*101.PRE	XBRL Extension Presentation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Filed or furnished herewith.

† Management contract or compensatory plan or arrangement

61