Form 10-Q
period 2014-03-31
ACURA PHARMACEUTICALS, INC
filed 2014-05-05
CIK 786947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20649

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014 the registrant had 48,847,982 shares of common stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$8,866	$12,340
Marketable securities	13,622	13,733
Accounts receivable, net of allowances of $23 and $28	105	194
Accrued investment income	102	120
Finished good inventories, net	95	251
Prepaid expenses and other current assets	717	629
Other current deferred assets	185	186
Total current assets	23,692	27,453
Property, plant and equipment, net	947	941
Deferred debt issuance costs	214	231
Other assets	7	5
Total assets	$24,860	$28,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$493	$274
Accrued expenses	854	541
Other current liabilities	5	5
Deferred revenue	290	287
Total current liabilities	1,642	1,107
Accrued interest – long-term	46	-
Long-term debt, net of debt discount of $370 and $400	9,630	9,600
Other liabilities	-	-
Total liabilities	$11,318	$10,707
Commitments and contingencies (Note 13)
Common stock: $.01 par value per shares; 100,000 shares authorized, 48,848 and 48,325 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	488	483
Additional paid-in capital	366,206	366,533
Accumulated deficit	(353,200)	(349,112)
Accumulated other comprehensive income (loss)	48	19
Total stockholders’ equity	$13,542	$17,923
Total liabilities and stockholders’ equity	$24,860	$28,630

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Royalty revenue	$3	$4
Product sales, net	39	-
Total revenues, net	42	4

Operating expenses:
Cost of sales (excluding inventory write-down)	38	-
Inventory write-down	133	-
Research and development	1,438	2,026
Selling, marketing, general and administrative	2,259	2,222
Total operating expenses	3,868	4,248

Operating loss	(3,826)	(4,244)

Non-operating income (expense):
Investment income	44	10
(Loss) gain on sales of marketable securities	(5)	16
Interest expense	(301)	-
Total other income (expense)	(262)	26

Loss before income taxes	(4,088)	(4,218)
Provision for income taxes	-	-

Net loss	$(4,088)	$(4,218)
Other comprehensive income (loss):
Unrealized gains (losses) on securities	29	52
Total other comprehensive income (loss)	29	52

Comprehensive loss	$(4,059)	$(4,166)

Earnings (loss) per share:
Basic	$(0.08)	$(0.09)
Diluted	$(0.08)	$(0.09)
Weighted average shares outstanding:
Basic	48,842	46,685
Diluted	48,842	46,685

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited; in thousands)

	Three Months Ended March 31, 2014
	Common Stock		Additional		Accumulated Other Comprehensive
	Shares	$ Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Total
Balance at December 31, 2013	48,325	$483	$366,533	$(349,112)	$19	$17,923

Net loss	-	-	-	(4,088)	-	(4,088)
Other comprehensive income (loss)	-	-	-	-	29	29
Share-based compensation	-	-	198	-	-	198

Net distribution of common stock pursuant to restricted stock unit award plan	825	8	(7)	-	-	1

Common shares withheld for withholding taxes on distribution of restricted stock units	(315)	(3)	(522)	-	-	(525)

Net issuance of common stock pursuant to cashless exercise of stock options	8	-	-	-	-	-

Common shares withheld for withholding taxes on cashless exercise of stock options	(2)	-	(4)	-	-	(4)

Issuance of common stock for exercise of stock options	7	-	8	-	-	8

Balance at March 31, 2014	48,848	$488	$366,206	$(353,200)	$48	$13,542

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(4,088)	$(4,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28	34
Provision to reduce inventory to net realizable value	133	-
Share-based compensation	198	315
Amortization of debt discount and deferred debt issue costs	46	-
Amortization of bond premium in marketable securities	76	-
Loss (gain) on sales of marketable securities	5	(16)
Changes in assets and liabilities
Accounts receivable, net	89	(18)
Accrued investment income	18	(35)
Finished good inventories	24	(160)
Income taxes refundable	-	23
Prepaid expenses and other current assets	(89)	26
Other current deferred assets	1	(32)
Other assets	(2)	2
Accounts payable	219	355
Accrued expenses	313	364
Deferred revenue	3	37
Accrued interest - long-term	46	-
Net cash used in operating activities	(2,980)	(3,323)
Cash Flows from Investing Activities:
Purchases of marketable securities	(1,110)	(7,065)
Proceeds from sale and maturities of marketable securities	1,170	7,086
Additions to property, plant and equipment	(34)	-
Net cash provided by investing activities	26	21
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	8	1
Proceeds from distribution of restricted stock units	1	1
Statutory minimum withholding taxes paid on the distribution of common stock pursuant to restricted stock unit plan and exercise of stock options	(529)	(716)
Net cash used in financing activities	(520)	(714)
Net decreases in cash and cash equivalents	(3,474)	(4,016)
Cash and cash equivalents at beginning of year	12,340	7,476
Cash and cash equivalents at end of year	$8,866	$3,460

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the year for:
Interest	$209	$-
Income taxes, net of refunds	$-	$(23)

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited; in thousands)

Supplemental disclosures of noncash investing and financing activities (amounts presented are rounded to the nearest thousand):

Three Months Ended March 31, 2014

1.	829 thousand shares of common stock were eligible for distribution pursuant to our RSU Plan utilizing various cashless exercise features of the plan and after withholding 4 thousand shares for $7 in exercise costs and withholding 315 thousand shares for $525 in statutory minimum payroll taxes; we issued 510 thousand shares of common stock.
2.	Options to purchase 24 thousand shares of common stock were exercised utilizing various cashless exercise features of the stock option plan and after withholding 16 thousand shares for $32 in exercise costs and withholding 2 thousand shares for $4 in statutory minimum payroll taxes, we issued 6 thousand shares of common stock.

Three Months Ended March 31, 2013

1.	829 thousand shares of common stock were eligible for distribution pursuant to our RSU Plan utilizing various cashless exercise features of the plan and after withholding 3 thousand shares for $7 in exercise costs and withholding 321 thousand shares for $0.7 million in statutory minimum payroll taxes; we issued 505 thousand shares of common stock.
2.	Options to purchase 7 thousand shares of common stock were exercised utilizing various cashless exercise features of the stock option plan and after withholding 3 thousand shares for $9 in exercise costs and withholding 1 thousand shares for $4 in statutory minimum payroll taxes, we issued 3 thousand shares of common stock.

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 1 - DESCRIPTION OF BUSINESS

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “We”, or “Our”) is a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed two proprietary technologies. Our oxycodone HCl tablets, CII formulated with Aversion® Technology, or Aversion® Oxycodone, is the first approved product utilizing Aversion®. Aversion Oxycodone was marketed by Pfizer Inc. under the brand name Oxecta® pursuant to our license agreement with Pfizer. Such license agreement was terminated effective April 9, 2014 and we have re-acquired all rights to Aversion Oxycodone. We have also developed our Impede® Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine. In mid-December 2012 we launched in the United States Nexafed® (pseudoephedrine HC1) tablets formulated with our Impede Technology.

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results expected for the full year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The 2013 year-end consolidated balance sheet presented in this Report was derived from the Company’s 2013 year-end audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - LICENSE, DEVELOPMENT, AND COMMERCIALIZATION AGREEMENT

In October 2007, we entered into a License, Development and Commercialization Agreement, or the Pfizer Agreement, with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer, to develop and commercialize in the United States, Canada and Mexico certain opioid analgesic products utilizing our Aversion Technology. Aversion Oxycodone was approved by the U.S. Food and Drug Administration, or FDA, on June 17, 2011 and sales of Aversion Oxycodone, under Pfizer’s brand name Oxecta, commenced in February 2012. For sales of Aversion Oxycodone occurring on and following February 2, 2013 (the one year anniversary of first commercial sale), Pfizer paid us a royalty of 5% of net sales of Aversion Oxycodone. On September 24, 2012, we entered into a letter agreement with Pfizer which provided for the termination of Pfizer’s license to our Aversion Technology used in three development-stage products licensed to Pfizer and for the return of these products to us.

On April 9, 2014, we entered into a second letter agreement with Pfizer providing for the termination of the Pfizer Agreement and the return of Aversion Oxycodone to us effective April 9, 2014. The letter agreement further provides that (i) Pfizer will cease the development, marketing and sale of any product using our technologies effective April 9, 2014, (ii) Pfizer will retain its Oxecta® trademark, (iii) Pfizer will transfer to us of all studies, data, regulatory filings (including the NDA) and all other information relating to Aversion Oxycodone pursuant to a transition process described in the letter agreement, (iv) we will remit to Pfizer a one-time termination payment of $2 million, and (v) each party waives all claims against the other relating to the Pfizer Agreement. Pfizer’s royalty payment obligations relating to Aversion Oxycodone ceased effective April 9, 2014. We received royalty payments of $10 thousand from Pfizer relating to Aversion Oxycodone net sales for the year ended December 31, 2013 and have accrued a royalty receivable of $3 thousand for the quarter ended March 31, 2014. We plan to enter into a license agreement with another pharmaceutical company for the manufacture and sale of Aversion Oxycodone in the United States and possibly other territories, of which no assurance can be given.

Paragraph IV ANDA Litigation

On or about September 17, 2012, we believe the FDA internally changed the status of Aversion Oxycodone to be considered a Reference Listed Drug, or RLD. An RLD is the standard to which all generic versions must be shown to be bioequivalent and a drug company seeking approval to market a generic equivalent must refer to the RLD. By designating Aversion Oxycodone as an RLD, the FDA was allowed to accept ANDAs referencing Aversion Oxycodone.

On September 20, 2012, we announced that we had received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from a generic sponsor of an ANDA for a generic drug listing Aversion Oxycodone as the reference listed drug. Since such date, we have received similar Paragraph IV Notices from three other generic pharmaceutical companies that have filed ANDAs listing Aversion Oxycodone as the reference drug. The Paragraph IV Notices refer to our U.S. Patent Numbers 7,201,920, 7,510,726 and 7,981,439, which cover our Aversion Technology and Aversion Oxycodone. The Paragraph IV Notices state that each generic sponsor believes that such patents are invalid, unenforceable or not infringed. On October 31, 2012, we initiated suit against each of Watson Laboratories, Inc. – Florida (Watson), Par Pharmaceutical, Inc., Impax Laboratories, Inc. and Sandoz Inc., and on April 29, 2013, we initiated suit against Ranbaxy, Inc., each in the United States District Court for the District of Delaware alleging infringement of our U.S. Patent No. 7,510,726 listed in the FDA’s Orange Book. The commencement of such litigation prohibits the FDA from granting approval of the filed ANDAs until the earliest of 30 months from the date the FDA accepted the application for filing, or the conclusion of litigation. In January 2013, we dismissed our suit against Watson on the grounds that Watson had amended its ANDA from a Paragraph IV Certification to a Paragraph III Certification, which indicated its intent not to market its generic Aversion Oxycodone product in advance of our patent expiring.

On October 9, 2013, we announced that we had entered into distinct Settlement Agreements with each of Par and Impax, to settle our patent infringement action pending against them in the United States District Court for the District of Delaware. In the suit, we alleged that a generic Aversion Oxycodone product for which each of Par and Impax is separately seeking approval to market in the United States pursuant to an ANDA filing with the FDA infringes a U.S. patent owned by us. Par is the first filer of an ANDA for a generic Aversion Oxycodone product and is entitled to the 180-day first filer exclusivity under applicable law and FDA regulations.

Under the terms of the Settlement Agreement with Par, Par may launch its generic Aversion Oxycodone product in the U.S., through the grant of a non-exclusive, royalty-bearing license from us that would trigger on January 1, 2022. We currently have Orange Book patents that are due to expire between November 2023 and March 2025. In certain limited circumstances, our license to Par would become effective prior to January 1, 2022. Par is required to pay us royalties in the range of 10% to 15% of Par’s net profits from the sale of its generic Aversion Oxycodone product.

Under the Settlement Agreement with Impax, Impax may launch its generic Aversion Oxycodone product in the U.S., through the grant of a non-exclusive, royalty-free license from us that would trigger 180 days following the first sale of a generic Aversion Oxycodone product in the U.S. by an entity that is entitled to the 180 day first-filer exclusivity under applicable law and FDA regulations (or if no entity is entitled to such 180 day exclusivity period, the date on which a generic Aversion Oxycodone product is first sold in the U.S. or November 27, 2021, whichever date occurs first). In certain circumstances, our license to Impax would become effective prior to such time.

The Settlement Agreements with Par and Impax do not affect the status of our separate AVERSION® oxycodone patent litigation against each of Sandoz and Ranbaxy pending in the United States District Court for the District of Delaware.

Litigation is inherently uncertain and we cannot predict the outcome of these infringement actions. If Sandoz and/or Ranbaxy prevails in its lawsuit and is able to obtain FDA approval of its product, it may be able to launch its generic version of AVERSION® oxycodone prior to the expiration of our patents in 2025. It is possible that other generic manufacturers may also seek to launch a generic version of Aversion Oxycodone and challenge our patents. Any determination in these infringement actions that our patents covering our Aversion Technology and Aversion Oxycodone are invalid or unenforceable, in whole or in part, or that the products covered by generic sponsors’ ANDAs do not infringe our patents could have a material adverse effect on our operations and financial condition.

By designating Aversion Oxycodone as an RLD, we believe the FDA has acknowledged that Aversion Oxycodone contains unique properties and/or a unique label that is different from other FDA approved immediate-release oxycodone HCl tablets that do not contain abuse resistant characteristics. As required by the Food and Drug Administration Safety and Innovation Act of July 2012, the FDA published for comment draft guidance on the development of abuse-deterrent drug products in January 2013. We believe the ANDA applicants that refer to Aversion Oxycodone as an RLD will have to have substantially equivalent, if not identical, abuse deterrent characteristics to be considered by the FDA as therapeutically equivalent to Aversion Oxycodone. There can be no assurance, however, that FDA will rely on such guidance for ANDA applicants.

NOTE 3 - REVENUE RECOGNITION

Revenue is generally realized or realizable and earned when there is persuasive evidence an arrangement exists, delivery has occurred or services rendered, the price is fixed and determinable, and collection is reasonably assured. We record revenue from its Nexafed product sales when the price is fixed and determinable at the date of sale, title and risk of ownership have been transferred to the customer, and returns can be reasonably estimated.

Nexafed was launched in mid-December 2012. We sell Nexafed in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Nexafed is sold subject to the right of return for a period of up to twelve months after the product expiration. Nexafed currently has a shelf life of twenty-four months from the date of manufacture. Given the limited sales history of Nexafed, we currently cannot reliably estimate expected returns of the product at the time of shipment to certain customers. Accordingly, at March 31, 2014 we had deferred the recognition of revenue on $0.3 million of Nexafed shipments to these customers until the right of return no longer exists or adequate history and information becomes available to estimate product returns.

Commencing in February 2013, we began earning royalties based on net sales of Aversion Oxycodone by Pfizer. We have earned royalties of approximately $3 thousand for the three months ended March 31, 2014 on net sales of Aversion Oxycodone by Pfizer of approximately $60 thousand. The Pfizer Agreement was terminated effective April 9, 2014 and Pfizer’s royalty payment obligations ceased as of such date.

Shipping and Handling Costs

We record shipping and handling costs in selling expenses. The amounts recorded to selling expenses from the shipments of Nexafed during each of the three month periods ended March 31, 2014 and 2013 were not material.

NOTE 4 - RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities. Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO expenses are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We had $0.1 million in accrued CRO expenses and clinical trial study and regulatory expenses at March 31, 2014. We did not have any of these accrued expenses at December 31, 2013. At March 31, 2014 and December 31, 2013 we had $0.27 million and $0.36 million, respectively, of prepaid CRO costs and clinical trial study and regulatory expenses.

NOTE 5 - INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)	(in millions)
Marketable securities:
Corporate bonds — maturing within 1 year	$2.9	$3.1
Corporate bonds — maturing after 1 through 4 years	6.4	6.8
Exchange-traded funds	4.3	3.8
Total marketable securities	$13.6	$13.7

Our marketable securities are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. The purchase cost of corporate bonds may include a purchase price premium or discount which will be amortized or accreted against earned interest income to the maturity date of the bond. Our investments are classified as current in the Company’s Consolidated Balance Sheet as they may be sold within one year in response to changes in market prices or interest rates, to realign our investment concentrations or to meet our working capital needs.

The following tables provide a summary of the fair value and unrealized gains (losses) related to our available-for-sale securities (in millions):

	March 31, 2014
	(in millions)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$9.3	$-	$-	$9.3
Exchange-traded funds	4.3	-	-	4.3
Total - Current	$13.6	$-	$-	$13.6

	December 31, 2013
	(in millions)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$9.9	$-	$-	$9.9
Exchange-traded funds	3.8	-	-	3.8
Total - Current	$13.7	$-	$-	$13.7

Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. We had no liabilities at March 31, 2014 meeting fair value measurement.

Our assets measured at fair value or disclosed at fair value on a recurring basis as at March 31, 2014 and December 31, 2013 consisted of the following (in millions):

	March 31, 2014
	(in millions)
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	$9.3	$9.3	$-	$-
Exchange-traded funds	4.3	4.3	-	-
Total	$13.6	$13.6	$-	$-

	December 31, 2013
	(in millions)
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	$9.9	$9.9	$-	$-
Exchange-traded funds	3.8	3.8	-	-
Total	$13.7	$13.7	$-	$-

Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) at March 31, 2014 consisted of unrealized gains on securities of $48 thousand. Accumulated other comprehensive income (loss) at December 31, 2013 consisted of unrealized gains on securities of $19 thousand.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to our stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income (loss) is composed of unrealized gains (losses) on certain holdings of marketable securities, net of any realized gains (losses) included in net income (loss).

NOTE 6 – INVENTORIES

Inventories consist of finished goods held for sale and distribution on our Nexafed product. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. During the three months ended March 31, 2014, we increased our inventory reserves by $0.1 million. Our gross inventory is valued at $0.35 million and $0.5 million at March 31, 2014 and December 31, 2013, respectively. We have an inventory reserve of $0.25 million at each period end which results in a net reported inventory value of $0.10 million and $0.25 million at March 31, 2014 and December 31, 2013, respectively. The activity in our inventory reserve during the current period was the recording of $0.1 million reserve expense and $0.1 million write-off of previously reserved inventory.

The related cost of sales on deferred revenue of $0.3 million from Nexafed shipments is excluded from the value of the March 31, 2014 inventory and is reported in our Balance Sheet in the other current deferred assets account. We will recognize the revenue and cost of sales on these Nexafed shipments once the right of return no longer exists or adequate history and information becomes available to estimate product returns.

Our purchases of active pharmaceutical ingredients and other raw materials required for our development and clinical trial manufacture of product candidates utilizing our Aversion or Impede Technologies are expensed as incurred.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Payroll, payroll taxes, bonus and benefits	$201	$78
Professional services	213	293
Interest - current	70	-
Franchise taxes	-	1
Property taxes	15	15
Contract manufacturing services	-	14
Clinical and regulatory services	108	-
Other fees and services	247	140
Total	$854	$541

NOTE 8 – DEBT

On December 27, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford” or the “Lender”), for a term loan to us in the principal amount of $10.0 million (the “Term Loan”). The full principal amount of the Term Loan was funded on December 27, 2013. We may use the proceeds of the Loan Agreement for general working capital and to fund its business requirements. We estimate the fair value of our notes payable to be its carrying value due to its recent funding.

The Term Loan accrues interest at a fixed rate of 8.35% per annum (with a default rate of 13.35% per annum). We are required to make monthly interest−only payments until the Amortization Date and starting on the Amortization Date, we are required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through the maturity date of December 1, 2018. The “Amortization Date” is April 1, 2015, but shall automatically become April 1, 2016 if we achieve 75% of our projected Nexafed cash receipts and 75% of our projected Aversion Oxycodone cash receipts for the fiscal year ending December 31, 2014 (collectively, the “First Revenue Event”). The Amortization Date will be further deferred until April 1, 2017 if the First Revenue Event occurs and in addition we achieve 75% of our projected Nexafed cash receipts and 75% of our projected Aversion Oxycodone cash receipts for the fiscal year ending December 31, 2015 (collectively, the “Second Revenue Event”). All unpaid principal and accrued and unpaid interest with respect to the Term Loan is due and payable in full on December 1, 2018. As security for our obligations under the Loan Agreement, we granted Lender a security interest in substantially all of our existing and after−acquired assets, exclusive of our intellectual property assets. Pursuant to the Loan Agreement, we are not allowed to pledge our intellectual property assets to others.

We may voluntarily prepay the Term Loan in full, but not in part, and any prepayment is subject to a prepayment premium equal to 3% of the principal prepaid if prepaid on or prior to December 27, 2014, 2% of the principal prepaid, if prepaid after December 27, 2014 but on or prior to December 27, 2015, and 1% of the principal prepaid if prepaid after December 27, 2015. In addition, at the maturity, termination or upon voluntary or mandatory prepayment of the Term Loan we must pay the Lender an additional one-time interest payment of (A) $795 thousand if the First Revenue Event does not occur, (B) $895 thousand if the First Revenue Event occurs but the Second Revenue Event does not occur, or (C) $995 thousand if both the First Revenue Event and the Second Revenue Event occur. We will incur and accrue additional monthly interest expense over the term of the loan for this additional one-time interest payment using the loan’s effective cash interest rate.

We were obligated to pay customary lender fees and expenses, including a one-time facility fee of $50 thousand and the Lender’s expenses in connection with the Loan Agreement. Combined with our own expenses and a $100 thousand consulting placement fee, we incurred $231 thousand in deferred debt issue costs. We will amortize those costs to non-operating expense over the term of the loan using the loan’s effective interest rate.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limits or restrictions on our ability to incur liens, incur indebtedness, pay dividends, redeem stock, and merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitles the Lender to cause any or all of our indebtedness under the Loan Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non−payment defaults, covenant defaults, a material adverse change in the Company, bankruptcy and insolvency defaults and material judgment defaults.

We issued to the Lender warrants to purchase an aggregate of up to 298 thousand shares of our common stock at an exercise price equal to $1.595 per share (the “Warrants”). We recorded $400 thousand as debt discount associated with the fair value of the Warrants and will amortize those costs to non-operating expense over the term of the loan using the loan’s effective interest rate. The Warrants are immediately exercisable for cash or by net exercise and will expire December 27, 2020.

Our interest expense consisted of the following:

	March 31,
	2014	2013
	(in thousands)
Interest expense:
Promissory notes	$254	$-
Debt discount	30	-
Debt issue costs	17	-
Total interest expense	$301	$-

The annual principal payments on the long-term debt at March 31, 2014 are as follows for each of the periods ending December 31:

Annual Principal Payments
(in thousands)
2014	$-
2015	1,758
2016	2,522
2017	2,741
2018	2,979
Thereafter	-
Total	$10,000

NOTE 9 - COMMON STOCK WARRANTS

We had outstanding common stock purchase warrants (“warrants”) at March 31, 2013 exercisable for 1.9 million shares of our common stock at an exercise price of $3.40 per share and an expiration date in August 2014. In connection with the issuance of the $10.0 million secured promissory notes in December 2013, we issued warrants to acquire approximately 298 thousand shares of our common stock at an exercise price of $1.595 per share with an expiration date of December 2020. At March 31, 2014 we have outstanding warrants exercisable for 2.2 million shares of our common stock at a weighted average exercise price of $3.15 per share. All of our outstanding warrants contain a cashless exercise feature.

NOTE 10 - SHARE-BASED COMPENSATION

Share-based Compensation

We have three share-based compensation plans covering stock options and RSUs for our employees and directors.

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

Our share-based compensation expense recognized in the Company’s results of operations comprised the following:

	Three Months Ended March 31,
	2014	2013
Research and development expense:
Stock options	$57	$81
General and administrative expense:
Stock options	141	234
Total	$198	$315

Stock Option Award Plans

We have one stock option plan in effect, and one stock option plan has expired by its terms, but pursuant to which stock options have been granted and remain outstanding. Our stock option award activity during the three months ended March 31, 2014 and 2013 is shown below:

	Three Months Ended March 31,
	2014		2013
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, beginning	3,738	$4.99	3,296	$5.50
Granted	-	-	75	2.32
Exercised	(31)	1.30	(8)	1.30
Forfeited or expired	-	-	(15)	2.32
Outstanding, ending	3,707	$5.02	3,348	$5.46
Options exercisable	3,189	$5.54	2,866	$5.89

There were no stock option grants during the three month period ended March 31, 2014. The assumptions used in the Black-Scholes model to determine fair value for the stock option awards granted during the comparable period are shown below:

Three Months Ended March 31, 2013
Expected dividend yield	0.0%
Risk-free interest rates	1.86%
Average expected volatility	114%
Expected term (years)	10
Weighted average grant date fair value	$2.17

During the three months ended March 31, 2014, 31 thousand NonISOs were exercised by our employees. Our employees elected to have 18 thousand shares withheld in satisfaction of $36 thousand for both the exercise costs and withholding tax obligations resulting in the net issuance of 13 thousand shares of common stock to them. During the three months ended March 31, 2013, 7 thousand NonISOs were exercised by our employees. Our employees elected to have 4 thousand shares withheld in satisfaction of $13 thousand for both the exercise costs and the withholding tax obligations resulting in the net issuance of 3 thousand common shares to them.

Restricted Stock Unit Award Plan

We have a Restricted Stock Unit Award Plan (“2005 RSU Plan”) for our employees and non-employee directors. Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. The share-based compensation cost to be incurred on a granted RSU is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense over the vesting period of the RSU award.

One-fourth of vested shares of common stock underlying an RSU award were distributed (after payment of $0.01 par value per share) on January 1 of each of 2011 thru 2014. Effective January 1, 2014, all RSUs granted under the 2005 RSU Plan had been distributed. The distribution dates of January 1, 2013 and 2014 each consisting of 0.83 million shares and occurred as follows:

•	On January 1, 2013, 0.50 million shares were distributed to the holders while 0.33 million shares were withheld by the Company upon elections made to exchange RSUs in satisfaction of $0.7 million withholding tax obligations; and

•	On January 1, 2014, 0.50 million shares were distributed to the holders while 0.33 million shares were withheld by the Company upon elections made to exchange RSUs in satisfaction of $0.5 million withholding tax obligations.

A summary of the RSU Plan as of March 31, 2014 and 2013 and for the three months then ended consisted of the following (in thousands):

	Three Months Ended March 31,
	2014		2013
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, beginning	829	829	1,658	1,658
Granted	-	-	-	-
Distributed	(829)	(829)	(829)	(829)
Vested	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding, ending	-	-	829	829

NOTE 11 – INCOME TAXES

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both March 31, 2014 and December 31, 2013, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss (“NOL”) carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized. We have approximately $46.8 million federal income tax benefits at December 31, 2013 derived from $137.6 million Federal NOLs at the U.S. statutory tax rate of 34% and $2.8 million state NOLs, available to offset future taxable income, some of which have limitations for use as prescribed under IRC Section 382. Our NOL carryforwards will expire in varying amounts between 2014 and 2033 if not used, and those expirations will cause fluctuations in our valuation allowances. As of March 31, 2014 we had federal research and development tax credits of approximately $1.1 million, which expire in the years 2024 through 2033, and we had approximately $0.4 million of Indiana state research and development tax credits, which expire in the years 2014 through 2017.

NOTE 12 – EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested RSUs. (See Note 11). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2014 or 2013 as the Company reported a net loss for the three month period, and including the effects of common stock equivalents in the diluted EPS calculation would have been antidilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(in thousands except per share data)
EPS - basic:
Numerator: net income (loss)	$(4,088)	$(4,218)
Denominator:
Common shares	48,842	45,856
Vested RSUs	-	829
Basic weighted average shares outstanding	48,842	46,685
EPS - basic	$(0.08)	$(0.09)

EPS - assuming dilution:
Numerator: net income (loss)	$(4,088)	$(4,218)
Denominator:
Common shares	48,842	45,856
Vested RSUs	-	829
Stock options	-	-
Common stock warrants	-	-
Diluted weighted average shares outstanding	48,842	46,685
EPS - diluted	$(0.08)	$(0.09)

Excluded dilutive securities:
Common stock issuable:
Stock options	3,707	3,348
Common stock warrants	2,154	1,856
Total excluded potentially dilutive shares	5,861	5,204

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Facility Lease

The Company leases administrative office space in Palatine, Illinois under a lease expiring March 31, 2015 for approximately $25 thousand annually.

Reglan®/Metoclopramide Litigation

Halsey Drug Company, as predecessor to us, has been named along with numerous other companies as a defendant in cases filed in three separate state coordinated litigations pending in Pennsylvania, New Jersey and California, respectively captioned In re: Reglan®/Metoclopramide Mass Tort Litigation, Philadelphia County Court of Common Pleas, January Term, 2010, No. 01997; In re: Reglan Litigation, Superior Court of New Jersey, Law Division, Atlantic County, Case No. 289, Master Docket No. ATL-L-3865-10; and Reglan/Metoclopramide Cases, Superior Court of California, San Francisco County, Judicial Council Coordination Proceeding No. 4631, Superior Court No.: CJC-10-004631. In addition, Acura was served with a similar complaint by two individual plaintiffs in Nebraska federal court. In this product liability litigation against numerous pharmaceutical product manufacturers and distributors, including us, plaintiffs claim injuries from their use of the Reglan brand of metoclopramide and generic metoclopramide.

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

In Nebraska, the litigation against Acura has been stayed and plaintiffs have agreed to a final dismissal within the next quarter if there is no evidence of ingestion of generic metoclopramide manufactured by us. Legal fees related to this matter are currently covered by our insurance carrier.

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of March 31, 2014 and we are presently unable to determine if any potential loss would be covered by our insurance carrier.

Westport/Highland Complaint

On April 21, 2014, we obtained a copy of a Complaint filed by Westport Pharmaceuticals, LLC (“Westport”) and Highland Pharmaceuticals, LLC (“Highland”) in the U.S. District Court for the Eastern District of Missouri naming us as the defendant. To date, we have not been formally served with this Complaint. In the Complaint, each of Westport and Highland are commencing a declaratory judgment action seeking a declaration of non-infringement of our U.S. Patent No. 8,409,616 (“616 Patent”) by Westport’s Zephrex-D® (pseudoephedrine hydrochloride, 30mg) product, to enable Westport to continue to sell Zephrex-D and to allow retail distributors to continue to sell Zephrex-D. We intend to vigorously defend our Company’s intellectual property.

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

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to:

•	our ability to enter into a license agreement for our FDA approved Aversion Oxycodone product;

•	our and our licensee’s ability to successfully launch and commercialize our products and technologies including Aversion Oxycodone and Nexafed Tablets;

•	our and our licensee’s ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;

•	the market acceptance of and competitive environment for any of our products;

•	the willingness of wholesalers and pharmacies to stock Nexafed Tablets;

•	expectations regarding potential market share for our products and the timing of first sales;

•	our ability to enter into additional license agreements for our Aversion Technology product candidates;

•	our exposure to product liability and other lawsuits in connection with the commercialization of our products;

•	the increasing cost of insurance and the availability of product liability insurance coverage;

•	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;

•	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;

•	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet OTC Monograph standards as applicable;

•	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;

•	changes in regulatory requirements;

•	adverse safety findings relating to our product candidates;

•	whether the FDA will agree with our analysis of our clinical and laboratory studies;

•	whether further studies of our product candidates will be required to support FDA approval;

•	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and will be able to promote the features of our abuse discouraging technologies; and

•	whether our Aversion product candidates will ultimately deter abuse in commercial settings and whether our Impede technology will disrupt the processing of pseudoephedrine into methamphetamine.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “indicates,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in this Report and in our filings with the Securities and Exchange Commission.

Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

Company Overview

We are a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed two proprietary platform technologies which can be used to develop multiple products. Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse. Oxycodone HCl tablets, CII, or Aversion Oxycodone, is the first approved product utilizing Aversion in the United States and we have 7 additional opioid products utilizing Aversion in various stages of development. In April 2014, we reacquired Aversion Oxycodone from our prior licensee and intend to seek a commercialization partner for that product and our Aversion opioids in development. We have also developed Impede® Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine. We launched our first Impede Technology product, Nexafed®, into the United States market in December 2012 and we have multiple pseudoephedrine products in development utilizing Impede.

Opioid analgesics are one of the largest prescription drug markets in the United States with 253 million prescriptions dispensed in 2013. Prescription opioids are also the most widely abused drugs with 12 million people abusing or misusing these products annually. We expect our Aversion Technology opioid products to compete primarily in the immediate-release opioid product segment. Because immediate-release opioid products are used for both acute and chronic pain, a prescription, on average, contains 65 tablets or capsules. According to IMS Health, in 2013, sales in the immediate-release opioid product segment were approximately 238 million prescriptions and $2.6 billion, of which ~97% was attributable to generic products. Immediate-release oxycodone tablets represent 16.7 million of these prescriptions or almost 1.6 billion tablets. The FDA approved label for our Aversion Oxycodone product describes the unique, and we believe promotable, abuse deterrent features of our product which we believe makes prescribing our product attractive to some healthcare providers.

Hydrocodone bitartrate with acetaminophen, or hydrocodone/acetaminophen, is the most widely prescribed and often abused opioid product in the United States. Our Aversion hydrocodone/acetaminophen product is the most advanced opioid product in development and the primary focus of our opioid development efforts. On December 5, 2013, we met with the FDA to discuss the results of Study AP-ADF-301, or Study 301, a key abuse liability study for our Aversion hydrocodone/acetaminophen product and whether the results from Study 301 are acceptable for submission in a New Drug Application, or NDA. On February 7, 2014, the FDA advised us their discussion of whether the results of study AP-ADF-301 could support abuse-deterrent labeling is ongoing. We expect that the development program for all our Aversion opioid products in development will be consistent with that of Aversion Oxycodone and our hydrocodone/acetaminophen product candidate.

In 2009, the United States market for over-the-counter market, or OTC, cold and allergy products containing an oral nasal decongestant was approximately $1 billion. In 2012, the DEA reported 11,210 laboratory incidents involving the illegal use of OTC pseudoephedrine products to manufacture the highly addictive drug methamphetamine, or meth. Nexafed, our 30mg pseudoephedrine hydrochloride immediate-release tablet utilizing our Impede Technology, is stocked in approximately 12% of the estimated 65,000 U.S. pharmacies. Many of these pharmacies are either actively recommending Nexafed to their patients or carry Nexafed as their only 30mg pseudoephedrine product. The category for meth-resistant pseudoephedrine products has also been the focus of some, as yet unsuccessful, state legislation seeking to incentivize consumers and pharmacists to utilize these meth-resistant technologies.

We are advancing commercial preparations to launch the first line extension of Nexafed into the U.S. market later in 2014 and have an active development program to develop a sustained-release version of our technology to capitalize on higher sales products in the category. We also are investigating new technologies that would improve on our meth-resistant capabilities.

We also have discovered an early-stage technology, Limitx™, which, in proof of concept laboratory tests, demonstrates the ability to limit the release of the active ingredient from tablets when multiple tablets are consumed simultaneously.

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

Aversion Oxycodone

Aversion Oxycodone is a Schedule II narcotic indicated for the management of acute and chronic moderate to severe pain where the use of an opioid analgesic is appropriate. Aversion Oxycodone was FDA approved on June 17, 2011 and introduced, by our former licensee, Pfizer Inc., into the U.S. market in February 2012 under the trade name Oxecta®. Pfizer strategically deprioritized their efforts in immediate-release opioids commencing in summer of 2012 and we reacquired the rights to Aversion Oxycodone in April 2014, shortly after Pfizer initiated minimal, non-sales representative promotion in late 2013. We plan to partner with a strategically focused pharmaceutical company to manufacture and commercialize Aversion Oxycodone in the United States and possibly other territories.

The 2013 market for immediate-release oxycodone products was 16.7 million dispensed prescription or 1.6 billion tablets. The current market is predominately serviced by generic formulations that contain no abuse deterrent features and sell for approximately $.10 to $.40 per tablet, depending on strength. Immediate-release opioids are prescribed by a broad cross-section of healthcare providers including primary care physicians, surgeons and pain specialists. We believe Aversion Oxycodone, given its differentiated label compared to generic products, can offer an alternative for opioid prescribing physicians concerned with the abuse or diversion for abuse of their prescriptions even at premium pricing to generics. Because the target audience for promoting our opioid products is so large, we will seek marketing partners to best capitalize on our opioid opportunities.

The safety and efficacy of Aversion Oxycodone 5mg and 7.5mg tablets was established by demonstrating bioequivalence to commercially available oxycodone immediate-release tablets in the fasted state. Aversion Oxycodone differs from oxycodone tablets when taken with a high fat meal though these differences are not considered clinically relevant, and Aversion Oxycodone can be taken without regard to food. The FDA-approved label for Aversion Oxycodone describes elements unique to our Aversion Technology, which differs from current commercially available oxycodone immediate-release tablets. The label for Aversion Oxycodone includes the results from a clinical study that evaluated the effects of nasally snorting crushed Aversion Oxycodone and commercially available oxycodone tablets, and limitations on exposing Aversion Oxycodone tablets to water and other solvents and administration through feeding tubes. The clinical study evaluated 40 non-dependent recreational opioid users, who self-administered the equivalent of 15mg of oxycodone. After accounting for a first sequence effect, the study demonstrated:

•	30% of subjects exposed to Aversion Oxycodone responded that they would not take the drug again compared to 5% of subjects exposed to immediate-release oxycodone;
•	subjects taking Aversion Oxycodone reported a higher incidence of nasopharyngeal and facial adverse events compared to immediate-release oxycodone;
•	a decreased ability to completely insufflate two crushed Aversion Oxycodone tablets within a fixed time period (21 of 40 subjects), while all subjects were able to completely insufflate the entire dose of immediate-release oxycodone; and
•	small numeric differences in the median and mean drug liking scores, which were lower in response to Aversion Oxycodone than immediate-release oxycodone.

Although we believe these abuse deterrent characteristics differentiate Aversion Oxycodone from immediate-release oxycodone products currently on the market, consistent with FDA guidance which requires epidemiology studies to support a claim of abuse deterrence, the clinical significance of the difference in drug liking and difference in response to taking the drug again in this study has not been established. There is no evidence that Aversion Oxycodone has a reduced abuse liability compared to immediate release oxycodone. We have a post-approval commitment with the FDA to perform an epidemiology study to assess the actual impact on abuse of Aversion Oxycodone tablets.

Further, the Aversion Oxycodone product label guides patients not to crush and dissolve the tablets or pre-soak, lick or otherwise wet the tablets prior to administration. Similarly, caregivers are advised not to crush and dissolve the tablets or otherwise use Aversion Oxycodone for administration via nasogastric, gastric or other feeding tubes as it may cause an obstruction. Our laboratory studies demonstrated that the Aversion Oxycodone tablet may gel when Aversion Oxycodone is exposed to certain solvents, including water.

Aversion Technology Opioid Products in Development

We have the following opioid products utilizing our Aversion Technology in various stages of development.

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

We anticipate the development program for each of our Aversion opioid products will be consistent with that of Aversion Oxycodone. Because our products use known active ingredients in approved dosage strengths, the safety and efficacy of the Aversion opioid will be established by a series of pharmacokinetic studies demonstrating: (a) bioequivalence to an approved reference drug, (b) food effect of our formulations, and (c) dose proportionality of our formulation.

The abuse deterrent studies of the Aversion products will be consistent with FDA’s draft guidance for the development of abuse deterrent opioids with the objective to obtain a description of our studies and/or abuse deterrent features in the product’s label. These studies may include in vitro laboratory studies to determine, among other things, syringeability of the formulation, extractability of the opioid, and particle size of the crushed product. We also may conduct human abuse liability studies comparing the abuse liability of Aversion products to currently marketed products.

We may have to perform additional safety and/or efficacy assessment as may be identified by the FDA for each specific formulation during the IND or NDA phase of development. In accordance with the FDA draft guidance, we will likely have a post-approval requirement for each of our products, if approved, to perform an epidemiology study to assess the in-market impact on abuse of our formulation.

We believe that the time to develop each Aversion opioid product from IND to NDA submission can be as short as 18 months to 24 months, provided all studies meet their primary study objectives.

Aversion Hydrocodone/Acetaminophen Development

Our most advanced opioid development product is Aversion hydrocodone/acetaminophen. Our clinical development program for our hydrocodone/acetaminophen product is expected to consist of:

•	A nasal abuse liability liking study in about 40 recreational drug users against a reference drug, or Study AP-ADF-301;
•	A pharmacokinetic study (Study AP-ADF-302) in about 36 fasted subjects to establish bioequivalence to the FDA’s reference listed drug and determine the food effect on our drug;
•	A pharmacokinetic study (Study AP-ADF-303) in about 24 subjects demonstrating dose proportionality of our formulation;
•	A pharmacokinetic study (Study AP-ADF-304) in about 24 subjects to establish safety compared to the reference listed drugs tramadol/acetaminophen (for acetaminophen) and hydrocodone bitartrate/ibuprofen (for hydrocodone);
•	Laboratory studies demonstrating extraction, syringing, swelling and particle size characteristics of our product; and
•	An assessment of the routes of abuse of hydrocodone products.

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

On December 5, 2013, we met with FDA to discuss if the FDA will consider whether the results of Study 301 are acceptable for submission in a NDA. On February 7, 2014 the FDA advised us their discussion of whether the results of Study 301 could support abuse-deterrent labeling is ongoing.

We have completed scale-up activities for our Aversion hydrocodone/acetaminophen product at the proposed commercial manufacturer and have manufactured our registration batches for use in subsequent clinical trials. We commenced the pharmacokinetic studies (302, 303 and 304) for Aversion hydrocodone/acetaminophen in the first quarter 2014 and expect to announce results of these studies in the 3rd quarter of 2014.

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

It is estimated that more than 75 million people in the United States suffer from pain and the FDA estimates more than 45 million people receive a prescription for the opioid hydrocodone annually. For many pain sufferers, opioid analgesics provide their only pain relief. As a result, opioid analgesics are among the largest prescription drug classes in the United States with over 253 million tablet and capsule prescriptions dispensed in 2013 of which approximately 238 million were for IR opioid products and 15 million were for ER opioid products. However, physicians and other health care providers at times are reluctant to prescribe opioid analgesics for fear of misuse, abuse, and diversion of legitimate prescriptions for illicit use.

We expect our Aversion Technology opioid products, to compete primarily in the IR opioid product segment of the United States opioid analgesic market. Because IR opioid products are used for both acute and chronic pain, a prescription, on average, contains 65 tablets or capsules. According to IMS Health, in 2013, sales in the IR opioid product segment were approximately $2.6 billion, of which ~97% was attributable to generic products. Due to fewer identified competitors and the significantly larger market for dispensed prescriptions for IR opioid products compared to ER opioid products, we have initially focused on developing IR opioid products utilizing our Aversion Technology. Aversion oxycodone and our Aversion Technology products in development include the active opioid ingredients representing approximately 76% of the U.S. IR Opioid Product segment. A summary of the IR opioid product prescription data for 2013 is provided below

IR Opioid Products(1)	2013 US Prescriptions (Millions)(2)	% of Total
Hydrocodone	128	54
Oxycodone	52	22
Tramadol	41	17
Codeine	11	5
3 Others	6	2
TOTAL	238	100%

[1]	Includes all salts and esters of the opioid and opioids in combination with other active ingredients such as acetaminophen.
[2]	IMS Health, 2013

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

We or our licensee may seek to include descriptions of studies that characterize the abuse-deterrent properties in the label for our Aversion Technology products in development. Although the FDA approved label for Aversion Oxycodone contains limitations on exposing Aversion Oxycodone tablets to water and other solvents and administration through feeding tubes, the FDA approved Aversion Oxycodone label does not contain a description of the I.V. injection studies we performed to characterize the abuse deterrent properties of Aversion Oxycodone. We have committed to the FDA to undertake epidemiological studies to assess the actual consequences of abuse of Aversion Oxycodone in the market. The extent to which a description of the abuse-deterrent properties or results of epidemiological or other studies will be added to or included in the FDA approved product label for our products in development will be the subject of our discussions with the FDA as part of the NDA review process, even after having obtained approval of Aversion Oxycodone. Further, because the FDA closely regulates promotional materials, even if FDA initially approves labeling that includes a description of the abuse deterrent properties of the product, the FDA’s Office of Prescription Drug Promotion, or OPDP, will continue to review the acceptability of promotional labeling claims and product advertising campaigns for our marketed products.

Impede Technology Overview

Our Impede Technology, a proprietary mixture of inactive ingredients, prevents the extraction of pseudoephedrine, or PSE, from tablets using known extraction methods and disrupts the direct conversion of PSE from tablets into methamphetamine. The chemical structure of PSE is very similar to methamphetamine, facilitating a straight-forward chemical conversion to methamphetamine. OTC PSE products are sometimes purchased and used for this conversion. There are multiple known processes to convert PSE to methamphetamine, all of which are not complex and do not require specialized equipment; however, many do require readily available but uncommon ingredients. Two of the three most popular processes follow two general processing steps: (1) dissolving the PSE tablets in a solvent to isolate by filtration purified PSE and (2) a chemical reduction of the PSE into methamphetamine for drying into crystals. The third method, or the “one-pot” method, involves the direct chemical reduction of the PSE to methamphetamine in the presence of the tablet’s inactive ingredients. All the solvents used are ultimately dried off or otherwise removed so a vast range of solvents are amenable to the process.

Studies sponsored by us at an independent laboratory demonstrated our Impede Technology prevents the extraction of PSE from tablets for conversion into methamphetamine using what we believe are the two most common extraction methods, each requiring extraction of PSE as an initial step. Laboratory tests conducted on our behalf by an independent Clinical Research Organization, or CRO, using the “one-pot” method demonstrated that our Impede Technology disrupted the direct conversion of PSE from the tablets into methamphetamine. The study compared the amount of pure methamphetamine hydrochloride produced from Nexafed and Johnson & Johnson’s Sudafed® tablets. Using one hundred 30 mg tablets of both products, multiple one-pot tests and a variety of commonly used solvents, the study demonstrated an average of 38% of the maximum 2.7 grams of pure methamphetamine hydrochloride was recovered from Nexafed. Comparatively, approximately twice as much pure methamphetamine hydrochloride was recovered from Sudafed tablets. Both products yielded a substantial amount of additional solids such that the purity of the total powder provided contained approximately 65% methamphetamine hydrochloride.

We are developing a next generation of our Impede Technology in order to improve the meth-resistance of our technology. The U.S. Drug Enforcement Administration, or DEA, may grant exemptions from the purchase requirements and behind-the-counter status of PSE under the Combat Methamphetamine Epidemic Act of 2005, or CMEA. We believe a more robust formulation along with in-market data demonstrating a reduction in meth lab incidents may qualify for this exemption, although there can be no assurance this will be the case.

Nexafed

Our Nexafed product is an immediate-release 30mg pseudoephedrine HCl tablet which utilizes our patent pending Impede Technology. PSE is a widely-used nasal decongestant available in many non-prescription and prescription cold, sinus and allergy products. While the 30mg PSE tablet is not the largest selling PSE product on the market, we believe it is the most often used product to make meth due to: (a) its relatively low selling price and (b) its simpler formulation provides better meth. However, as meth-resistant products become pervasive, we believe meth cooks will migrate to other, larger selling, PSE containing products.

We have demonstrated that our Nexafed 30mg tablets is bioequivalent to Johnson & Johnson’s Sudafed 30mg Tablets when a single 2 tablets dose is administered. Commencing in 2006, the CMEA, required all non-prescription PSE products to be held securely behind the pharmacy counter, has set monthly consumer purchase volume limits, and has necessitated consumer interaction with pharmacy personnel to purchase PSE-containing products. We are capitalizing on this consumer-pharmacist interaction at the point of sale by soliciting distribution to pharmacies and educating and encouraging pharmacists to recommend Nexafed to their customers. We are using telemarketing, direct mail, and online and journal advertising to educate pharmacists about Nexafed and encourage pharmacists to recommend Nexafed to their customers

We launched Nexafed commercially in mid-December 2012 into the United States OTC market for cold and allergy products. We have built a distribution system of several regional and national drug wholesalers for redistribution to pharmacies which includes the three largest U.S. drug wholesalers: McKesson, Cardinal Health and AmerisourceBergen. We also ship directly to the warehouses of certain pharmacy chains. Nexafed is currently stocked in approximately 9,000 U.S. pharmacies or about 14% of the estimated 65,000 U.S. pharmacy outlets. Initial adoption was primarily in independent pharmacies in predominately rural communities with high meth awareness. Chain pharmacies, with more centralized control of the pharmacy operations, began adopting in mid-2013, including Kroger, Publix, Fruth and Bartells. Some pharmacists are actively recommending Nexafed to their customers while some have replaced all 30mg PSE products, brand and generic, with Nexafed. Rite Aid, the nation’s fourth largest pharmacy operator, began purchasing Nexafed in late 2013. Rite Aid has advised us that it is currently identifying its high meth prone stores and making Nexafed its only stocked 30mg PSE tablet in those stores, displacing all other comparable branded and generic (store brand) products. Rite Aid further advised us that it has distributed Nexafed related educational materials for the pharmacy personnel to all their 4,600 pharmacies to encourage the utilization of Nexafed. Rite Aid commenced reordering Nexafed in April 2014.

We estimate that approximately 46% of Nexafed stocking pharmacies, excluding Rite Aid which is in its early rollout, are repeat customers. In the 4th quarter of 2013 our top 50 stores purchased, on average, 17.7 boxes of Nexafed per month and the top 300 averaged 9.3 boxes per month. We believe these monthly store purchases indicate strong support by these pharmacies for Nexafed. Purchases by repeat customers are generally below the estimated 23 boxes per month per store national average. We believe this lower purchase rate is due to: (a) a predominately rural store mix for Nexafed that likely has lower per store volume than the national average and (b) a measureable decrease in PSE product sales in stores offering only meth-resistant formulations as documented in an April 2014 investigative article in the Charleston (WV) Gazette.

We have shipped approximately $43 thousand in Nexafed product during the quarter ended March 31, 2014. We have shipped approximately $252 thousand and $402 thousand in Nexafed product during the quarter and year ended December 31, 2013, respectively. We are marketing our 30mg Nexafed product under FDA’s regulations applicable to OTC Monograph products. Nexafed tablets are offered in 24-count blister packaged cartons and priced comparable to other branded PSE 30mg tablets.

Impede Technology Product in Development

Given the fragmented nature of the PSE market with products containing multiple active ingredients, we are developing additional products for our Nexafed franchise:

Impede Technology Product	Status
Immediate-release Combination #1	In commercial manufacturing scale-up Launch expected in late 2014
Immediate-release pseudoephedrine HCl in combination with other cold and allergy active ingredients	Formulations being considered
Extended-release formulation	Development initiated

We also have been working on a next generation Impede Technology, an improvement for our Nexafed franchise which is an enhancement on the methamphetamine resistance of our current technology in the one-pot methamphetamine conversion method.

Our objective is to establish our own Nexafed franchise in the United States with multiple product offerings, including both immediate and extended release products utilizing both single and combinations of active ingredients. We aim to make meth-resistant PSE product the standard of care in all U.S. pharmacies. We will evaluate possible licensing of our Impede Technology with commercial partners outside the United States. Within the United States, we may consider licenses with appropriate partners that can: (a) help advance our distribution network with the goal of making meth-resistant products the standard of care in all U.S. pharmacies, and/or (b) extend our internal development resources to develop difficult to formulate products, such as extended-release.

U.S. Market Opportunity for Impede PSE Products

Methamphetamine is a highly addictive illicit drug used non-medically by an estimated 13 million people at some point in their lifetime. In 2006, the Combat Methamphetamine Epidemic Act, or CMEA, was enacted in response to an alarming increase in and widespread conversion of PSE containing products into methamphetamine. Among other things, the CMEA requires retail stores to maintain their inventory of PSE containing products in a secured location and restricts the amount of PSE products a store can sell to an individual customer. Implementation of the CMEA initially reduced the number of illegal methamphetamine laboratory seizures reported by the Drug Enforcement Administration, or DEA, as the then most commonly used process for conversion of PSE to methamphetamine required substantial quantities of PSE. However, a newer process for converting PSE to methamphetamine requires less PSE. Possibly as a result of this new conversion process, the DEA reported 2010 clandestine methamphetamine laboratory seizures increased 84% over the low reported in 2007. Laboratory seizures were down 12% and 5.5% in 2011 and 2012, respectively, although certain states continue to see increases. In response to the ongoing methamphetamine problem, several local jurisdictions (state, counties and/or local municipalities) have enacted or propose to enact legislation to require a physician’s prescription to obtain a PSE-containing product. For example, a bill passed the West Virginia Senate in 2014 requiring all PSE products to have a prescription with an exemption for meth-resistant products like Nexafed, however, this bill failed to pass in the state Assembly.

PSE is a widely-used nasal decongestant available in many non-prescription and prescription cold, sinus and allergy products. PSE is sold in products as the only active ingredient in both immediate and extended-release products. In addition, PSE is combined with other cold, sinus and allergy ingredients such as pain relievers, cough suppressants and antihistamines. PSE also competes against phenylephrine, an alternate nasal decongestant available in non-prescription products. In 2009, AC Nielsen reported approximately $1.0 billion in retail sales of non-prescription products containing either PSE or phenylephrine as a nasal decongestant, of which approximately 47% contained PSE. The top selling brands of OTC cold/allergy products in 2009 were:

Brand[1]	Company	Active Ingredient(s)	2009 Retail Sales ($ Millions)
Claritin-D	Merck	PSE & Loraditine[2]	$113.0
Mucinex-D	Rickett Benckiser	PSE & Guaifenesin[2]	$72.2
Zyrtec-D	Pfizer	PSE & Ceterizine[2]	$52.2
Advil Sinus	Pfizer	PSE & Ibuprofen	$30.9
Sudafed 12 Hour	J&J	PSE[2]	$24.9
Sudafed 30mg	J&J	PSE	$20.8

1 Branded product only. Does not include store brand sales.

2 Extended release PSE formulations

The 2009 market for 30mg PSE tablets, including store brands was approximately 372 million tablets or 15.5 million boxes of 24 tablets. Nexafed is currently priced at $3.99 for a box of 24 tablets.

The market for cold, sinus and allergy products is highly competitive and many products have strong consumer brand recognition and, in some cases, prescription drug heritage. Category leading brands are often supported by national mass marketing and promotional efforts. Consumers often have a choice to purchase a less expensive store brand. Store brands contain the same active ingredients as the more popular national brands but are not supported by large marketing campaigns and are offered at a lower price. Non-prescription products are typically distributed through retail outlets including drug store chains, food store chains, independent pharmacies and mass merchandisers. The distribution outlets for PSE products are highly consolidated. According to Chain Drug Review, the top 50 drug, food and mass merchandising chains operate approximately 40,000 pharmacies in the U.S., of which 58% are operated by the four largest chains. Stocking decisions and pharmacists recommendations for these chain pharmacies are often centralized at the corporate headquarters.

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

Product Labeling for Impede Technology Products

We are marketing our Nexafed product pursuant to the FDA’s OTC Monograph regulations, which require that our product have labeling as specified in the regulations. We are advertising the extraction characteristics and methamphetamine-resistant benefits of our Nexafed product which is supported by our published research studies.

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

Company’s Present Financial Condition

At April 30, 2014 we had cash, cash equivalents and marketable securities of approximately $20.3 million. We estimate that our current cash reserves will be sufficient to fund operations through at least the next 12 months.

During the three months ended March 31, 2014 we recognized $39 thousand of product sales and we had gross shipments of Nexafed totaling $42 thousand. Certain of our customers have accepted a pricing allowance in exchange for forfeiting the right to return Nexafed and therefore we are recognizing revenue upon product shipment to them. Additionally we are recognizing revenue from certain of our other customers based on a pharmacy’s Nexafed reorder activity with their own drug wholesaler supplier. For all other customers, given the limited sales history of Nexafed, we currently cannot reliably estimate expected returns of the product from these customers at the time of shipment. Accordingly, we are deferring recognition of revenue on these product shipments of Nexafed until the right of return no longer exists or adequate history and information is available to estimate product returns. Our royalty revenue from Pfizer’s sale of Aversion Oxycodone began in February 2013 and we are accruing royalties based on the estimate of net product sales of Aversion Oxycodone provided by Pfizer to us. Pursuant to the termination of the license agreement with Pfizer, Pfizer no longer has any royalty obligations to us effective April 9, 2014.

To fund our continued operations, we expect to rely on our current cash resources (which includes the proceeds of our $10 million term loan from Oxford Finance), milestones and royalty payments that may be made under future license agreements with pharmaceutical company partners, of which there can be no assurance of obtaining, and revenues from our commercialization of our Nexafed Tablets. Our cash requirements for operating activities may increase in the future as we continue to conduct pre-clinical studies and clinical trials for our product candidates, maintain, defend, and expand the scope of our intellectual property, hire additional personnel, commercialize our Nexafed Tablets, or invest in other areas.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	March 31
	2014	2013	Increase (decrease)
	$000’s		$000’s	Percent
Revenues:
Royalty revenue	$3	$4	$(1)	nm %
Product sales, net	39	-	39	nm
Total revenues, net	42	4	38	nm

Expenses:
Cost of sales (excluding inventory write-down)	38	-	38	nm
Inventory write-down	133	-	133	nm
Research and development	1,438	2,026	(588)	(29)
Selling, marketing, general and administrative	2,259	2,222	37	2
Total operating expenses	3,868	4,248	(380)	(9)
Operating loss	(3,826)	(4,244)	(418)	(10)

Non-operating income (expense):
Investment income	44	10	34	nm
(Loss) gain on sales of marketable securities	(5)	16	(21)	nm
Interest expense	(301)	-	301	nm
Total other income (expense)	(262)	26	(288)	nm

Loss before income taxes	(4,088)	(4,218)	(130)	(3)
Provision for income taxes	-	-	-	-

Net loss	$(4,088)	$(4,218)	$(130)	(3)%
nm = not meaningful

Revenues

Product Sales

We launched Nexafed commercially in mid-December 2012. Given the limited sales history of Nexafed, we could not reliably estimate expected returns of the product at the time of shipment. Accordingly, we have deferred recognition of revenue and the related cost of sales on product shipments of Nexafed since its launch until the right of return no longer exists or adequate history and information is available to estimate product returns. At March 31, 2014 we have deferred $290 thousand of revenue. During the 1st quarter 2014 we recognized revenue of $39 thousand for shipments to customers where the right of return no longer existed either because a pricing allowance was accepted in exchange for forfeiting the right of return or because information became available on pharmacy’s reorder activity with their drug wholesaler. We will continue to analyze information to assess the recognition of our revenue but also expect to continue the deferral of some revenue in the foreseeable future. We did not recognize any revenue from product shipments for the three months ended March 31, 2013.

Royalty Revenue

In connection with the Pfizer Agreement, we began to earn royalties equal to 5% of Aversion Oxycodone net sales starting in February 2013. We earned royalties of approximately $3 thousand for the quarter ended March 31, 2014 on Pfizer’s net sales of Aversion Oxycodone of approximately $60 thousand as compared to $4 thousand in royalty revenue for the period ended March 31, 2013. The Pfizer Agreement was terminated effective April 9, 2014 and Pfizer’s royalty payment obligations ceased as of such date.

Cost of Sales

Cost of sales includes third party acquisition costs, third party warehousing and product distribution charges and inventory reserve charges for the Nexafed product line. During the three months ended March 31, 2014 we recorded $0.1 million inventory reserve expense.

Operating Expenses

Research and development (“R&D”) expense during the three months ended March 31, 2014 and 2013 were primarily for our Aversion or our Impede Technologies development, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of the 2014 and 2013 results are non-cash share-based compensation expenses of $0.1 million. Excluding the share-based compensation expense, our R&D expenses decreased approximately $0.6 million between reporting periods. The decrease is primarily due from the nasal abuse liability liking study AP-ADF-301 expenses on our hydrocodone/acetaminophen product candidate which was ongoing during the first quarter 2013.

Selling and marketing expenses during the three months ended March 31, 2014 and 2013 primarily consisted of advertising and marketing activities on Nexafed which was launched in December 2012. Our Nexafed advertising and marketing activities will continue in 2014. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in the 2014 and 2013 results are non-cash share-based compensation expenses of $0.1 million and $0.2 million, respectively. Excluding the share-based compensation expense our selling, marketing general and administrative expenses increased approximately $0.1 million between reporting periods. The increase is primarily due from an increase of $0.3 million in our advertising and marketing expenses for Nexafed offset by a $0.2 million reduction in our legal services relating to our paragraph IV ANDA litigation and maintaining our patent and trademarks.

Non-operating Income (Expense)

During the three months ended March 31, 2014 and 2013, other non-operating income consisted principally of investment income derived from our cash reserves being invested in marketable securities in accordance with a Board of Director approved investment policy. Our marketable securities are classified as available-for-sale and are recorded at fair value based on quoted market prices. Our marketable securities may be sold within one year in response to changes in market prices or interest rates, to realign our investment concentrations or to meet our working capital needs and we may realize a gain or loss upon sale. During the three months ended March 31, 2014, other non-operating expense consisted of $0.3 million interest cost associated with our debt.

Income Taxes

The net loss for the three months ended March 31, 2014 and 2013 includes no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Liquidity and Capital Resources

At March 31, 2014, the Company had cash, cash equivalents and marketable securities of $22.4 million compared to $26.1 million at December 31, 2013. The Company had working capital of $22.1 million at March 31, 2014 compared to $26.3 million at December 31, 2013. The decrease in our cash position is primarily due to our period’s net operating loss which is adjusted for non-cash share-based compensation expenses. Our net loss includes our advertising and marketing activities on Nexafed of 0.8 million, our legal expenses incurred in our paragraph IV ANDA litigation of $0.2 million and in maintaining our patent and trademarks of $0.1 million. The decrease in our cash position includes our payment of employees’ withholding taxes of $0.5 million associated with their option exercises and RSU exchanges during such period.

Pending the receipt of milestone and royalty payments under license agreements similar to the Pfizer Agreement anticipated to be negotiated and executed with other pharmaceutical company partners, of which no assurance can be given, we must rely on revenues from our Nexafed sales, the proceeds of our $10.0 million loan from Oxford Finance, and our current cash reserves, including interest income from the investment of our cash reserves, to fund the development of our Aversion Technology, Impede Technology and related administrative and operating expenses. Our future sources of revenue, if any, will be derived from milestone payments and royalties under license agreements similar to the Pfizer Agreement with other pharmaceutical company partners, for which there can be no assurance, and from the commercialization of our Nexafed tablets and other Impede Technology products that we expect to develop.

At April 30, 2014, the Company had cash, cash equivalents and marketable securities of approximately $20.3 million. We estimate that our current cash reserves will be sufficient to fund operations through at least the next 12 months.

The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to the development and commercialization of our product candidates.

Critical Accounting Policies

Note A of the Notes to Consolidated Financial Statements, in the Company’s 2013 Annual Report on Form 10-K, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's critical accounting policies described in the 2013 Annual Report are also applicable to 2014.

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

(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 2, “License, Development, and Commercialization Agreement – Paragraph IV ANDA Litigation”, and Note 12, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Item 1A. Risk Factors

The following risk factors replace and supersede our risk factors set forth in our 2013 Form 10-K:

Our future operating results may vary substantially from anticipated results due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. If any of the following factors actually occur, our business, financial condition, results of operations and/or further growth prospects could be materially adversely affected. In that case the value of our common stock could decline substantially and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We are largely dependent on the commercial success of our Aversion Oxycodone product and our ability to enter into a license agreement with a pharmaceutical company to manufacturer and commercialize Aversion Oxycodone

We anticipate that, for at least fiscal 2014 and 2015, our ability to generate revenues and become profitable will depend in large part on the commercial success of our only FDA approved product, our oxycodone hydrochloride formulated with Aversion Technology, or Aversion Oxycodone. In April 2014, our license Agreement with Pfizer was terminated and we re-acquired all rights to Aversion Oxycodone. Our plan is to enter into a license agreement with a strategically focused pharmaceutical company to manufacture and commercialize Aversion Oxycodone. The commercial success of Aversion Oxycodone will depend on several factors, including our ability to enter into a license agreement with a pharmaceutical partner, and our licensee’s ability to:

•	obtain and increase market demand for, and sales of, Aversion Oxycodone;

•	obtain acceptance of Aversion Oxycodone by physicians and patients;

•	obtain and maintain adequate levels of coverage and reimbursement for Aversion Oxycodone from commercial health plans and government health programs, which we refer to collectively as third-party payors, particularly in light of the availability of other branded and generic competitive products;

•	maintain compliance with regulatory requirements;

•	price Aversion Oxycodone competitively and enter into price discounting contracts with third-party payors;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms;

•	manufacture and supply Aversion Oxycodone to meet commercial demand, including obtaining sufficient quota from the Drug Enforcement Administration; and

•	maintain intellectual property protection for Aversion Oxycodone and obtaining favorable drug listing treatment by the FDA to minimize generic competition.

There can be no assurance that we will be successful in entering into a license agreement for Aversion Oxycodone. If we are successful in entering into such agreement, there can be no assurance that our licensee will devote sufficient resources to the marketing and commercialization of Aversion Oxycodone. Our licensee’s marketing of Aversion Oxycodone may result in low market acceptance and insufficient demand for, and sales of, the product. If we are unable to enter into a license agreement for Aversion Oxycodone, or if we enter into such agreement but our licensee fails to successfully commercialize Aversion Oxycodone and increase sales, we may be unable to generate sufficient revenues to sustain or grow our business and we may never become profitable, and our business, financial condition and results of operations will be materially adversely affected.

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

If our Aversion Oxycodone licensee is not successful in commercializing Aversion Oxycodone, our revenues and our business will suffer.

In April 2014, we re-acquired all rights to our FDA approved Aversion Oxycodone product upon the termination of our license agreement with Pfizer. Currently, we do not have the infrastructure to commercialize Aversion Oxycodone ourselves or the funding to satisfy the expenses and capital requirements necessary to build such infrastructure. Our plan is to enter into an agreement similar to the Pfizer Agreement with a strategically focus pharmaceutical company to manufacture and commercialize Aversion Oxycodone in the United States and possibly other territories. If we are successful in entering into such license agreement, of which no assurance can be given, upon the termination of such agreement, including due to a party’s failure to perform its obligations or responsibilities under the agreement, we would need to enter into a new agreement with another pharmaceutical company, of which no assurance can be given. If we are unable to find a suitable replacement commercialization partner, we would be unable to generate any revenue from Aversion Oxycodone. Even if we are successful at replacing the commercialization capabilities of our licensee, our revenues and/or royalties from Aversion Oxycodone could be adversely impacted.

We expect that the licensee of our Aversion Oxycodone, or its designated third-party supplier, will be the sole commercial source of supply of Aversion Oxycodone. If our licensee’s manufacturing facility fails to obtain sufficient DEA quotas for oxycodone, fails to source adequate quantities of active and inactive ingredients, fails to comply with regulatory requirements, or otherwise experiences disruptions in commercial supply of Aversion Oxycodone, product revenue and our royalties could be adversely impacted.

We expect that the licensee of our Aversion Oxycodone will have a diversified product line for which Aversion Oxycodone will vie for such licensee’s promotional, marketing, and selling resources. If our licensee fails to commit sufficient promotional, marketing and selling resources to Aversion Oxycodone, product revenue and our expected royalties could be adversely impacted. Additionally, there can be no assurance that our licensee will commit the resources required for the successful commercialization of Aversion Oxycodone.

The market for our opioid product candidates is highly competitive with many marketed non-abuse deterrent brand and generic products and other abuse deterrent product candidates in development. If our licensee prices Aversion Oxycodone inappropriately, fails to position Aversion Oxycodone properly, targets inappropriate physician specialties, or otherwise does not provide sufficient promotional support, product revenue and our royalties could be materially adversely impacted.

Our licensee’s promotional, marketing and sales activities in connection with Aversion Oxycodone are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program. The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. If our licensee’s activities are found to be in violation of these laws or any other federal and state fraud and abuse laws, our licensee may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of its activities with regard to the commercialization of Aversion Oxycodone, which could harm the commercial success of Aversion Oxycodone and have a material adverse affect on our business, financial condition and results of operations.

Our failure to continue the development of the three development stage products terminated by Pfizer under the Pfizer Agreement, or to successfully establish a license agreement with a pharmaceutical company for the development and commercialization of such products, will adversely impact our ability to develop, market and sell such products and our revenues and business will suffer.

In July 2012, Pfizer exercised its right to terminate the license to the three products in development, or the returned products, under the Pfizer Agreement. The termination of such license provides for the return to us of oxycodone hydrochloride with acetaminophen, hydrocodone bitartrate with acetaminophen [and another undisclosed opioid product]. We have the right to develop the returned products on our own or in partnership with a third party. Our plan for developing, manufacturing and commercializing the returned products includes entering into an agreement similar to the Pfizer Agreement with a strategically focused pharmaceutical company. Such license agreement may also include rights to our Aversion Oxycodone product. However, there can be no assurance that we will be successful in entering into such an agreement. Pending any such agreement, we expect to continue the development of our hydrocodone bitartrate with acetaminophen product on our own. Although we believe we have sufficient cash resources to fund the development of such product and submit a corresponding NDA to the FDA, there can be no assurance that this will be the case. The continued development of our hydrocodone bitartrate with acetaminophen product and the other returned products may require additional financing, which may not be available on acceptable terms, or at all. In the absence of available financing, or our failure to successfully enter into a license agreement with a pharmaceutical company to develop and commercialize the returned products, we may have to limit the size or scope of, or delay or abandon, the development of some or all of the returned products, which would adversely impact our financial condition and results of operations.

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

We had a net loss of $13.9 million and $9.7 million for the years ended December 31, 2013 and 2012, respectively, net income of $10.4 million for the year ended December 31, 2011 and a net loss of $12.7 million and $15.8 million for the years ended December 31, 2010 and 2009, respectively. Our future profitability will depend on several factors, including:

•	our receipt of royalties relating to our licensee’s sale of Aversion Oxycodone;

•	our successful marketing and sale of Nexafed and other products utilizing our Impede Technology, and market acceptance, increased demand for and sales of Nexafed;

•	our receipt of milestone payments and royalties relating to our Aversion Technology products in development, including the products returned by Pfizer, from future licensees, of which no assurance can be given; and

•	the receipt of FDA approval and the successful commercialization by future licensees (if any) of products utilizing our Aversion Technology and our ability to commercialize our Impede Technology without infringing the patents and other intellectual property rights of third parties.

We cannot assure you that our Aversion Oxycodone or Nexafed products will be successfully commercialized or our Aversion Technology or Impede Technology products in development will be successfully developed or be approved for commercialization by the FDA.

We recognized royalty revenues of $10 thousand and $3 thousand from Pfizer under the Pfizer Agreement relating to net sales of Aversion Oxycodone for the year ended December 31, 2013 and the quarter ended March 31, 2014, respectively. Even if we are successful in entering into a license agreement for Aversion Oxycodone with a pharmaceutical partner and such licensee succeeds in commercializing Aversion Oxycodone, or if we or a licensee succeed in developing and commercializing one or more of our pipeline Aversion Technology products, or if we are successful in commercializing Nexafed or other Impede Technology products, we expect to continue using cash reserves for the foreseeable future. Our expenses may increase in the foreseeable future as a result of continued research and development of our product candidates, maintaining and expanding the scope of our intellectual property, commercializing our Nexafed product, and hiring of additional research and development staff.

We will need to generate revenues from direct product sales or indirectly from royalties on sales to achieve and maintain profitability. If we cannot successfully commercialize Nexafed, if our licensee does not successfully commercialize Aversion Oxycodone, or if we or our licensee (if any) cannot successfully develop, obtain regulatory approval and commercialize our products in development, we will not be able to generate such royalty revenues or achieve future profitability. Our failure to achieve or maintain profitability would have a material adverse impact on our operations, financial condition and on the market price of our common stock.

We must rely on current cash reserves, revenues from Nexafed sales, and the proceeds of our term loan to fund operations.

Pending the receipt of royalties under a license agreement that we expect to enter into with a pharmaceutical company to manufacture and commercialize Aversion Oxycodone, and milestone payments and royalties under license agreements similar to the Pfizer Agreement that we may enter into with other pharmaceutical companies relating to our products in development, in each case of which no assurance can be given, we must rely on our current cash reserves, revenues from our sales of Nexafed, and the proceeds of our $10 million term loan from Oxford Finance to fund operations and product development activities. No assurance can be given that current cash reserves, revenues from Nexafed product sales, or the term loan from Oxford Finance will be sufficient to fund continued operations and the development of our product candidates until such time as we generate revenues from a license agreement for Aversion Oxycodone or any of our products in development. Moreover, no assurance can be given that we will be successful in raising additional financing or, if funding is obtained, that such funding will be sufficient to fund operations until we enter into a license agreement for Aversion Oxycodone and generate royalties under such agreement, or until product candidates utilizing our Aversion and Impede Technologies may be commercialized. In the event our cash reserves are insufficient to fund continued operations, we may need to suspend some or all of our product development efforts or possibly discontinue operations.

Our and our licensees’ ability to market and promote Aversion Oxycodone and other Aversion Technology products by describing the abuse deterrent features of such products will be determined by the FDA approved label for such products.

The commercial success of our Aversion Technology products will depend upon our and our licensees’ ability to obtain FDA approved labeling describing such products’ abuse deterrent features or benefits. Our or our licensees’ failure to achieve FDA approval of product labeling containing such information will prevent or substantiality limit our and our licensees’ advertising and promotion of such abuse deterrent features in order to differentiate Aversion Technology products from other immediate release opioid products containing the same active ingredients, and would have a material adverse impact on our business and results of operations. The FDA’s January 2013 draft guidance, while not binding on the FDA, outlines the FDA’s current views on the labeling of abuse deterrent products. The FDA encourages sponsors to seek approval of proposed product labeling that sets forth the results of physiochemical, physiologic, pharmacodynamic, pharmacokinetic, and/or formal post-marketing studies that appropriately characterizes the abuse-deterrent properties of a product. To date, the FDA has limited data correlating the potentially abuse-deterrent properties of certain opioid drug products with actual reduction in abuse or adverse events associated with abuse. When the data predict or show a product’s potential abuse-deterrent properties can be expected to, or actually do, result in a significant reduction in that product’s abuse potential, those data, together with an accurate characterization of what the data mean, should be included in product labeling. We intend to utilize certain clinical and laboratory studies for our opioid products in development to support a label describing the abuse-deterrent features of such products. However, the extent to which such information is included in the FDA approved product label is the subject of our and our licensees’ discussions with, and agreement by, the FDA as part of the NDA review process for each of our product candidates. The outcome of those discussions with the FDA will determine whether we or our licensees will be able to market our products with labeling that sufficiently differentiates them from other products that have comparable therapeutic profiles. While the FDA approved label for Aversion Oxycodone includes the results from a clinical study which evaluated the effects of nasally snorting crushed Aversion Oxycodone and commercially available oxycodone tablets and limitations on wetting or dissolving Aversion Oxycodone, it does not, however, include the results of our laboratory studies intended to evaluate Aversion Oxycodone’s potential to limit extraction of oxycodone HCl from dissolved Aversion Oxycodone Tablets and resist conversion into an injectable, or IV solution. The absence of the results of these extraction and syringe studies in the FDA approved label for Aversion Oxycodone may substantially limit our licensee’s ability to differentiate Aversion Oxycodone from other immediate release oxycodone products, which would have a material adverse effect on market acceptance of Aversion Oxycodone and on our business and results of operations.

Notwithstanding the FDA approved labeling for Aversion Oxycodone, there can be no assurance that our Aversion Technology products in development will receive FDA approved labeling that describes the abuse deterrent features of such products. If the FDA does not approve labeling containing such information, we or our licensees will not be able to promote such products based on their abuse deterrent features, may not be able to differentiate such products from other immediate release opioid products containing the same active ingredients, and may not be able to charge a premium above the price of such other products which could materially adversely affect our business and results of operations.

Because the FDA closely regulates promotional materials and other promotional activities, even if the FDA initially approves product labeling that includes a description of the abuse deterrent characteristics of our product, as in the case of Aversion Oxycodone, the FDA may object to our or our licensee’s marketing claims and product advertising campaigns. This could lead to the issuance of warning letters or untitled letters, suspension or withdrawal of Aversion Oxycodone from the market, recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecution, which could harm the commercial success of our product and materially affect our business, financial condition and results of operations.

Our product candidates are unproven and may not be approved by the FDA.

We are committing a majority of our resources to the development of product candidates utilizing our Aversion and Impede Technologies. Notwithstanding the receipt of FDA approval of Aversion Oxycodone and our marketing of Nexafed, there can be no assurance that any other product candidate utilizing our Aversion or Impede Technologies will meet FDA’s standards for commercial distribution. Further, there can be no assurance that other product candidates that may be developed using Aversion Technology or Impede Technology will achieve the targeted end points in the required clinical studies or perform as intended in other pre-clinical and clinical studies or lead to an NDA submission or filing acceptance. Our failure to successfully develop and achieve final FDA approval of our product candidates in development will have a material adverse effect on our financial condition.

If the FDA disagrees with our determination that certain of our products meet the over-the-counter, or OTC, requirements, once those products are commercialized, they may be removed from the market; the FDA or the U.S. Federal Trade Commission, or FTC, may object to our advertisement and promotion of the extraction characteristics and benefits of Nexafed.

Drugs that have been deemed safe and effective by the FDA for use by the general public without a prescription are classified as OTC drug products. Certain OTC drug products may be commercialized without premarket review by the FDA if the standards set forth in the applicable regulatory monograph are met. An OTC monograph provides the marketing conditions for the applicable OTC drug product, including active ingredients, labeling, and other general requirements, such as compliance with cGMP and establishment registration. Any product which fails to conform to each of the general conditions and a monograph is subject to regulatory action. Further, although the FDA regulates OTC drug product labeling, the FTC regulates the advertising and marketing of OTC drug products. We believe that Nexafed is classified for OTC sale under an FDA OTC monograph, which will allow us to commercialize them without submitting an NDA or ANDA to the FDA. We have also determined that, provided we adhere to the FDA’s requirements for OTC monograph products, including product labeling, we can advertise and promote the extraction characteristics and benefits of Nexafed which are supported by our research studies. No assurance can be given, however, that the FDA will agree that Nexafed may be sold under the FDA’s OTC monograph product regulations or that the FDA or FTC will not object to our advertisement and promotion of Nexafed’s extraction characteristics and benefits. If the FDA determines that Nexafed does not conform to the OTC monograph or if we fail to meet the general conditions, once commercialized, the product may be removed from the market and we may face various actions including, but not limited to, restrictions on the marketing or distribution of such products, warning letters, fines, product seizure, or injunctions or the imposition of civil or criminal penalties. Any of these actions may materially and adversely affect our financial condition and operations. Additionally, the FDA has recently announced that it is considering material changes to how it regulates OTC drug products and held hearing in late March 2014 for public comment. Changes to the existing OTC regulations could result in a requirement that Acura file an NDA or ANDA for Nexafed or other Impede Technology products in order to commercialize such products. If the FDA requires that we submit a NDA or ANDA to obtain marketing approval for Nexafed or other Impede Technology products, this would result in substantial additional costs, suspend the commercialization of Nexafed and require FDA approval prior to sale, of which no assurance can be provided. In such case, the label for Nexafed or other Impede Technology products would be subject to FDA review and approval and there can be no assurance that we will be able to market Nexafed or other Impede Technology products with labeling sufficient to differentiate it from products that have comparable therapeutic profiles. If we are unable to advertise and promote the extraction characteristics of Nexafed or other Impede Technology products, we may be unable to compete with national brands and pharmacy chain store brands.

Our Aversion and Impede Technology products may not be successful in limiting or impeding abuse or misuse upon commercialization.

We are committing a majority of our resources to the development of products utilizing our Aversion and Impede Technologies. Notwithstanding the receipt of FDA approval of Aversion Oxycodone and the results of our numerous clinical and laboratory studies for Aversion Oxycodone, Nexafed, and our Aversion and Impede Technology products in development, there can be no assurance that Aversion Oxycodone, Nexafed or any other product utilizing our Aversion or Impede Technologies will perform as tested and limit or impede the actual abuse or misuse of such products in commercial settings. Moreover, there can be no assurance that the post-approval epidemiological study required by the FDA as a condition of approval of Aversion Oxycodone will show a reduction in the consequences of abuse and misuse by patients for whom Aversion Oxycodone is prescribed. The failure of Aversion Oxycodone, Nexafed or other products utilizing our Aversion and Impede Technologies to limit or impede actual abuse or misuse in practice will have a material adverse impact on market acceptance for such products and on our financial condition and results of operations.

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

We or our licensees may encounter delays or rejections during any stage of the regulatory review and approval process based upon the failure of clinical or laboratory data to demonstrate compliance with, or upon the failure of the product candidates to meet, the FDA’s requirements for safety, efficacy and quality; and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of a NDA, the FDA may refuse to file the application, deny approval of the application, require additional testing or data and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. For instance, the FDA’s approval of Aversion Oxycodone is conditioned on us or our licensee conducting a post-approval epidemiological study to assess the actual abuse levels and consequences of Aversion Oxycodone in the market. The Prescription Drug User Fee Act, or PDUFA, sets time standards for the FDA’s review of NDA’s. The FDA's timelines described in the PDUFA guidance are flexible and subject to change based on workload and other potential review issues and may delay the FDA’s review of an NDA. Further, the terms of approval of any NDA, including the product labeling, may be more restrictive than we or our licensees desire and could affect the marketability of our products.

Even if we comply with all the FDA regulatory requirements, we or our licensees may not obtain regulatory approval for any of our product candidates in development. For example, we previously submitted a NDA to the FDA for an Aversion Technology product containing niacin, intended to provide impediments to over-ingesting the product. Such niacin containing product was not approved by the FDA. If we or our licensees fail to obtain regulatory approval for any of our product candidates in development, we will have fewer commercialized products and correspondingly lower revenues. Even if regulatory approval of our products in development is received, such approval may involve limitations on the indicated uses or promotional claims we or our licensees may make for our products, or otherwise not permit labeling that sufficiently differentiates our product candidates from competitive products with comparable therapeutic profiles but without abuse deterrent features (see risk factor above entitled “Our and our licensees ability to market and promote Aversion Oxycodone and other Aversion Technology products by describing the abuse deterrent features of such products will be determined by the FDA approved label for such products”). Such events would have a material adverse effect on our operations and financial condition. We may market certain of our products without the prior application to and approval by the FDA. The FDA may subsequently require us to withdraw such products and submit NDA’s for approval prior to re-marketing.

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

We believe that opportunities exist to enter into license agreements with pharmaceutical partners for the development and commercialization of our Aversion product candidates in development (including the products returned to us by Pfizer under the Pfizer Agreement) in the United States and worldwide, and for the development and commercialization of additional Aversion Technology and Impede Technology product candidates for other abused and misused drugs, such as tranquilizers, stimulants, sedatives and nasal decongestants in the United States and worldwide. However, there can be no assurance that we will be successful in entering into such license agreements in the future. If we are unable to enter into such agreements, our ability to develop and commercialize our product candidates, and our financial condition and results of operations, would be materially adversely affected.

If our licensees do not satisfy their obligations, we will be unable to develop our licensed product candidates.

As part of any license agreement we may enter into relating to Aversion Oxycodone, or any of our Aversion or Impede Technology products in development, we will not have day-to-day control over the activities of our licensees with respect to any product candidate. If a licensee fails to fulfill its obligations under an agreement with us, we may be unable to assume the development and/or commercialization of the product covered by that agreement or to enter into alternative arrangements with another third party. In addition, we may encounter delays in the commercialization of the products that are the subject of a license agreement. Accordingly, our ability to receive any revenue from the products covered by such agreements will be dependent on the efforts of our licensee. We could be involved in disputes with a licensee, which could lead to delays in or termination of, our development and/or commercialization programs and result in time consuming and expensive litigation or arbitration. In addition, any such dispute could diminish our licensee’s commitment to us and reduce the resources they devote to developing and/or commercializing our products. If any licensee terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing and/or commercializing our product candidates would be materially adversely effected. Additionally, due to the nature of the market for Aversion Oxycodone and our Aversion product candidates, it may be necessary for us to license Aversion Oxycodone and all or a significant portion of our product candidates to a single company, thereby eliminating our opportunity to commercialize other product candidates with other licensees.

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

Aversion Oxycodone and our product candidates, if successfully developed and commercially launched, will compete with both currently marketed and new products launched in the future by other companies. Health care providers may not accept or utilize any of our products. Physicians and other prescribers may not be inclined to prescribe our prescription products unless our products demonstrate commercially viable advantages over other products currently marketed for the same indications. Pharmacy chains may not be willing to stock our Impede Technology products and pharmacists may not recommend such products to consumers. Further, consumers may not be willing to purchase our products. If our products do not achieve market acceptance, we may not be able to generate significant revenues or become profitable.

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

Because healthcare costs have risen significantly, numerous initiatives and reforms by legislatures, regulators and third-party payers to curb these cost increases have resulted in a trend in the healthcare industry to consolidate product suppliers and purchasers. As the healthcare industry consolidates, competition among suppliers to provide products to purchasers has become more intense. This in turn has resulted, and will likely continue to result, in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, and large single accounts continue to use their market power to influence product pricing and purchasing decisions. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to influence the worldwide healthcare industry, resulting in further business consolidations, which may exert further downward pressure on the prices of our anticipated products. This downward pricing pressure may adversely impact our business, financial condition or results of operations. We expect that our licensees will control the price of Aversion Oxycodone and our other licensed products and may provide price discounts and price reductions in its discretion. Such price discounts and reductions will reduce the net sales of our licensed products and, correspondingly, our royalty payments under such license agreements.

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

We also rely on or intend to rely on our or our licensees’ trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. However, our trademark applications may not be approved. Third parties may also oppose our or our licensees’ trademark applications or otherwise challenge our use of the trademarks. In the event that our or our licensees’ trademarks are successfully challenged, we or our licensees could be forced to rebrand our product, which could result in loss of brand recognition and could require us or our licensees to devote resources to advertising and marketing these new brands. Further, our competitors may infringe our trademarks, or we may not have adequate resources to enforce our trademarks.

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

In the event that a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be costly, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time-consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patent or other intellectual property rights against a challenge. If we are unsuccessful in enforcing and protecting our intellectual property rights and protecting our products, it could harm our business. In certain circumstances, we expect that our licensees will have first right to control the enforcement of certain of our patents against third party infringers. Our licensees may not put adequate resources or effort into such enforcement actions or otherwise fail to restrain infringing products. In addition, in an infringement proceeding, including the Paragraph IV Proceedings, a court may decide that a patent of ours is invalid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation, including the Paragraph IV Proceedings, or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

We are aware of certain United States and international pending patent applications owned by third parties with claims potentially encompassing Aversion Oxycodone and our Aversion products in development. While we do not expect the claims contained in such pending patent applications will issue in their present form, there can be no assurance that such patent applications will not issue as patents with claims encompassing one or more of our product candidates. If such patent applications result in valid and enforceable issued patents, containing claims in their current form or otherwise encompassing our products we or our licensees may be required to obtain a license to such patents, should one be available, or alternatively, alter our products so as to avoid infringing such third-party patents. If we or our licensees are unable to obtain a license on commercially reasonable terms, or at all, we or our licensees could be restricted or prevented from commercializing our products. Additionally, any alterations to our products or our technologies could be time consuming and costly and may not result in technologies or products that are non-infringing or commercially viable.

We are aware of an issued United States patent owned by a third party having claims encompassing the use of one of our Aversion inactive ingredients in a controlled release pharmaceutical preparation. We are also aware of an issued United States patent owned by a third party having claims encompassing a pharmaceutical preparation containing viscosity producing ingredients that can be drawn into a syringe when dissolved in 10mL’s or less of aqueous solution. While we believe that our Aversion products do not infringe these patents, or that such patents are otherwise invalid, there can be no assurance that we or our licensees will not be sued for infringing these patents, and if sued, there can be no assurance that we or our licensees will prevail in any such litigation. If we or our licensees are found to infringe either or both of these patents, we or our licensees may seek a license to use the patented technology. If we are unable to obtain such a license, of which no assurance can be given, we or our licensees may be restricted or prevented from commercializing our Aversion products.

We are aware of certain issued United States patents owned by a third party having claims encompassing a process used to manufacture oxycodone HCl of high purity and pharmaceutical products resulting therefrom. As required by the FDA, Aversion Oxycodone contains a similar high purity oxycodone HCl manufactured by a supplier that is not the owner or licensee of such patents. The owner of these patents has filed patent infringement actions relating to these patents against companies that have filed abbreviated new drug applications with the FDA for extended-release versions of oxycodone HCl. To our knowledge, the patent owner has not initiated any patent infringement actions against the sellers of immediate-release oxycodone HCl products or their suppliers of oxycodone HCl, however, we cannot be certain that these immediate-release products actually utilize a high purity oxycodone. We cannot provide assurance that our licensee or its oxycodone HCl supplier will not be sued for infringing these patents. In the event of an infringement action, our licensee and their oxycodone HCl supplier would have to either: (a) demonstrate that the manufacture of the oxycodone HCl used in Aversion Oxycodone does not infringe the patent claims, (b) demonstrate the patents are invalid or unenforceable, or (c) enter into a license with the patent owner. If our licensee or their oxycodone HCl supplier is unable to demonstrate the foregoing, or obtain a license to these patients, our licensee may be required or choose to withdraw Aversion Oxycodone from the market.

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

Generic manufacturers are using litigation and regulatory means to seek approval for generic versions of Aversion Oxycodone, which could cause our and our licensee’s sales to suffer.

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

On September 20, 2012, we announced that we had received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from a generic sponsor of an ANDA for a generic drug listing Aversion Oxycodone as the reference listed drug. Since such date, we have received similar Paragraph IV Notices from three other generic pharmaceutical companies that have filed ANDAs listing Aversion Oxycodone as the reference drug. The Paragraph IV Notices refer to our U.S. Patent Numbers 7,201,920, 7,510,726 and 7,981,439, which cover our Aversion Technology and Aversion Oxycodone. The Paragraph IV Notices state that each generic sponsor believes that such patents are invalid, unenforceable or not infringed. On October 31, 2012, we initiated suit against each of Watson Laboratories, Inc. - Florida, Par Pharmaceutical, Inc., Impax Laboratories, Inc. and Sandoz Inc., and on April 29, 2013, we initiated suit against Ranbaxy, Inc., each in the United States District Court for the District of Delaware alleging infringement of our U.S. Patent No. 7,510,726 listed in the FDA’s Orange Book. The commencement of such litigation prohibits the FDA from granting approval of the filed ANDAs until the earliest of 30 months from the date the FDA accepted the application for filing, or the conclusion of litigation. The above actions are referred to as the “Paragraph IV Proceedings.” In January 2013, we dismissed our suit against Watson Laboratories on the grounds that Watson had amended its ANDA from a Paragraph IV Certification to a Paragraph III Certification, which indicated its intent not to market its generic Aversion Oxycodone product in advance of our patent expiring.

On October 9, 2013, we announced that we had entered into distinct Settlement Agreements with each of Par and Impax, to settle our patent infringement action pending against them in the United States District Court for the District of Delaware. In the suit, we alleged that a generic Aversion Oxycodone product for which each of Par and Impax is separately seeking approval to market in the United States pursuant to an ANDA filing with the FDA infringes a U.S. patent owned by us. Par is the first filer of an ANDA for a generic Aversion Oxycodone product and is entitled to the 180-day first filer exclusivity under applicable law and FDA regulations.

Under the terms of the Settlement Agreement with Par, Par may launch its generic Aversion Oxycodone product in the U.S. through the grant of a non-exclusive, royalty-bearing license from us that would trigger on January 1, 2022. We currently have Orange Book patents that are due to expire between November 2023 and March 2025. In certain limited circumstances, our license to Par would become effective prior to January 1, 2022. Par is required to pay us royalties in the range of 10% to 15% of Par’s net profits from the sale of its generic Aversion Oxycodone product.

Under the Settlement Agreement with Impax, Impax may launch its generic Aversion Oxycodone product in the U.S. through the grant of a non-exclusive, royalty-free license from us that would trigger 180 days following the first sale of a generic Aversion Oxycodone product in the U.S. by an entity that is entitled to the 180 day first-filer exclusivity under applicable law and FDA regulations (or if no entity is entitled to such 180 day exclusivity period, the date on which a generic Aversion Oxycodone product is first sold in the U.S. or November 27, 2021, whichever date occurs first). In certain circumstances, our license to Impax would become effective prior to such time.

The Settlement Agreements with Par and Impact do not affect the status of our separate AVERSION® oxycodone patent litigation against each of Sandoz and Ranbaxy pending in the United States District Court for the District of Delaware.

Litigation is inherently uncertain and we cannot predict the outcome of the Paragraph IV Proceedings. If Sandoz and/or Ranbaxy prevails in its lawsuit and is able to obtain FDA approval of its product, it may be able to launch its generic version of AVERSION® oxycodone prior to the expiration of our patents in 2025. Any determination in these infringement actions that our patents covering our Aversion Technology and Aversion Oxycodone are invalid or unenforceable, in whole or in part, or that the products covered by generic sponsors’ ANDAs do not infringe our patents, could have a material adverse affect on our operations and financial condition.

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

The pharmaceutical industry is characterized by frequent litigation. Those companies with significant financial resources will be better able to bring and defend any such litigation. No assurance can be given that we would not become involved in future litigation, in addition to the ongoing Reglan/Metoclopramide mass tort litigation discussed below under “Business – Legal Proceedings – Reglan/Metoclopramide Litigation.” Such litigation may have material adverse consequences to our financial condition and results of operations.

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

We believe potential competitors may be developing opioid abuse deterrent technologies and products. Such potential competitors include, but may not be limited to, Pain Therapeutics, Pfizer Inc., Purdue Pharma, Atlantic Pharmaceuticals, Egalet Corporation, KemPharm, Shionogi, Nektar Therapeutics, Signature Therapeutics, QRx Pharma, Tris Pharma, Pisgah Labs, and Collegium Pharmaceuticals, Inc. These companies appear to be focusing their development efforts on ER Opioid Products, except for Atlantic Pharmaceuticals, while the majority of our Aversion Technology opioid analgesic product candidates under development are IR Opioid Products.

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

In December 2013, we (including our wholly-owned subsidiary Acura Pharmaceutical Technologies, Inc. (“APT”)) entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) pursuant to which we borrowed $10 million from Oxford. Under this agreement, we are subject to a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions and licensing of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this loan and security agreement, we granted Oxford a security interest in substantially all of our assets, other than intellectual property assets, and pledged to Oxford the stock of APT. Our failure to comply with the terms of the loan and security agreement, the occurrence of a material adverse change in our business, operations or condition (financial or otherwise) or prospects, the material impairment in our prospect of repayment, a material impairment in the perfection or priority of the Oxford’s lien on our assets or the value of Oxford’s collateral, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our loan, coupled with prepayment penalties, an additional interest payment of between $795,000 and $995,000, potential foreclosure on our assets, and other adverse results.

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

Our quarterly and annual operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of any license agreement, the timing of launch and market acceptance of our products, and the timing of the research, development and regulatory submissions of our products in development that could cause our operating results to fluctuate. The forecasting of the timing and amount of sales of our products is difficult due to market uncertainty and the uncertainty inherent in seeking FDA and other necessary approvals for our product candidates. As a result, in some future quarters or years, our clinical, financial or operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our stock.

Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.

During the 12-month period ended March 31, 2014, our stock traded as high as $3.78 per share and as low as $1.35 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

•	results from our clinical development programs, including the data from our ongoing Phase 3 clinical trial evaluating our Aversion hydrocodone/acetaminophen product;
•	FDA actions related to our products in development;
•	FDA actions related to any of our potential products;
•	announcements regarding a license agreement for Aversion Oxycodone or our product candidates;
•	announcements regarding the progress of our preclinical programs;
•	our success in the commercialization of our Nexafed product;
•	announcements regarding the sales of our Nexafed product;
•	failure of any of our products in development, if approved, to achieve commercial success;
•	quarterly variations in our results of operations or those of our competitors;
•	our ability to develop and mark new and enhanced products on a timely basis;
•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;
•	third-party coverage and reimbursement policies;
•	additions or departures of key personnel;
•	commencement of, or our involvement in, litigation;
•	the inability of our contract manufacturers to provide us with adequate commercial supplies of our products;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	changes in earnings estimates or recommendations by securities analysts;
•	any major change in our board or management;
•	general economic conditions and slow or negative growth of our market; and
•	political instability, natural disasters, war and/or events of terrorism.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals or milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. Also, from time to time, we expect that we will publicly announce the anticipated timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline and the commercialization of our products and potential products may be delayed.

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the then current trading price of our common stock. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the then current trading price of our common stock.

In accordance with the terms of the Securities Purchase Agreement dated August 20, 2007 between us and the investors named therein, we filed a registration statement with and declared effective by the SEC, to register the shares included in our Units issued pursuant to the Securities Purchase Agreement, including shares underlying warrants included in the Units. In addition, pursuant to the exercise of previously granted piggyback registration rights, each of Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Care Capital Investments II, LP, Care Capital Offshore Investments II, LP and Essex Woodlands Health Ventures V, L.P. have exercised their piggyback registration rights to include an aggregate of 26,584,016 shares in such registration statement. As a result, approximately 26,278,000 shares (representing approximately 48% of our shares outstanding on a fully-diluted basis, including all derivative securities, whether or not currently exercisable) are available for resale by selling stockholders under the registration statement. If some or all of the shares included in such registration statement are sold by our affiliates and others it may have the effect of depressing the trading price of our common stock. In addition, such sales could make it more difficult for us to raise capital if needed in the future.

In April 2013, we entered into an at-the-market equity facility, or ATM, with MLV & Co. LLC, or MLV, as sales agent under which we may sell up to approximately $13.0 million of our common stock under our prospectus supplement by any method deemed to be an “at-the-market” offering under SEC rules. As of March 31, 2014 we sold cumulatively approximately $3.3 million of common stock and issued 1,940,652 shares under the ATM. If we continue to sell shares under the ATM, such sales will dilute our existing shareholders and could cause the market price of our common stock to decline significantly. The availability of the ATM to us, as well as any sales of our common stock under the ATM, should we elect to continue to use it, could encourage short sales by third parties, which could contribute to the further decline of our stock price.

If we do not meet the continued listing standards of the NASDAQ Capital Market, our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on the NASDAQ Capital Market, a national securities exchange, which imposes continued listing requirements with respect to listed shares. If we fail to satisfy its continued listing standards, such as, for example, NASDAQ Listing Rule 5450(a)(1), which requires that the closing bid price of our common stock shall not fall below $1.00 for thirty consecutive business days. Failure to comply with NASDAQ’s continued listing standards will result in the issuance of a non-compliance letter and/or initiation of delisting proceedings by NASDAQ.

If our securities are delisted from trading on the NASDAQ Capital Market and we are not able to list our securities on another exchange, such as the NYSE, our securities could then be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

•	a limited availability of market quotations for our securities;
•	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage for us; and
•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

Item 6. Exhibits

The exhibits required by this Item are listed below.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2014	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

