Form 10-Q
period 2015-03-31
ACURA PHARMACEUTICALS, INC
filed 2015-05-04
CIK 786947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20649

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

or

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

Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2015 the registrant had 49,216,817 shares of common stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,821	$774
Marketable securities (Note 6)	10,387	11,322
Accounts receivable, net of allowances of $7 and $5	87	76
Accrued investment income	63	66
Inventories, net (Note 7)	282	304
Prepaid expenses and other current assets	312	471
Other current deferred assets	4	218

Total current assets	14,956	13,231
Property, plant and equipment, net	973	957
Deferred debt issuance costs, net of accumulated amortization of $86 and $69 (Note 9)	145	162
Intangible asset, net of accumulated amortization of $207 and $155 (Note 3)	1,793	1,845

Total assets	$17,867	$16,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161	$217
Accrued expenses (Note 8)	987	568
Other current liabilities	22	26
Accrued interest	70	70
Sales returns liability	153	-
Deferred revenue	-	353
Current maturities of long-term debt (Note 9)	2,369	1,758

Total current liabilities	3,762	2,992
Long-term debt, net of discount of $283 and $281 (Note 9)	7,348	7,961
Long-term portion of accrued interest	241	190

Total liabilities	11,351	11,143

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock: $.01 par value per share; 100,000 shares authorized, 48,947 and 48,848 shares issued and outstanding at 2015 and 2014, respectively	489	488
Additional paid-in capital	367,091	366,898
Accumulated deficit	(361,082)	(362,321)
Accumulated other comprehensive income (loss)	18	(13)

Total stockholders’ equity	6,516	5,052

Total liabilities and stockholders’ equity	$17,867	$16,195

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands except per share amounts)

	Three months Ended March 31,
	2015	2014
Revenues:
Royalty revenue	$-	$3
Product sales, net	357	39
License fee revenue	5,000	-
Total revenues, net	5,357	42

Operating expenses:
Cost of sales (excluding inventory write-down)	324	38
Inventory write-down (Note 7)	260	133
Research and development	964	1,438
Selling, marketing, general and administrative	2,297	2,259
Total operating expenses	3,845	3,868

Operating income (loss)	1,512	(3,826)

Non-Operating income (expense):
Investment income	35	44
Loss on sales of marketable securities	-	(5)
Interest expense (Note 9)	(308)	(301)
Total other expense, net	(273)	(262)

Income (loss) before income taxes	1,239	(4,088)
Provision for income taxes	-	-

Net income (loss)	$1,239	$(4,088)
Other comprehensive income:
Unrealized gains on securities	31	29
Total other comprehensive income	31	29

Comprehensive income (loss)	$1,270	$(4,059)

Income (loss) per share:
Basic	$0.03	$(0.08)
Diluted	$0.03	$(0.08)
Weighted average shares outstanding:
Basic	48,965	48,842
Diluted	49,347	48,842

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited; in thousands)

	Three months Ended March 31, 2015
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	$ Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2014	48,848	$488	$366,898	$(362,321)	$(13)	$5,052

Net income	-	-	-	1,239	-	1,239
Other comprehensive income	-	-	-	-	31	31
Share-based compensation	-	-	160	-	-	160

Net distribution of common stock pursuant to restricted stock unit award plan	99	1	-	-	-	1

Modification to warrants issued with promissory notes	-	-	33	-	-	33

Balance at March 31, 2015	48,947	$489	$367,091	$(361,082)	$18	$6,516

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$1,239	$(4,088)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	30	28
Provision to reduce inventory to net realizable value	260	133
Provision for sales returns	153	-
Share-based compensation	160	198
Amortization of debt discount and deferred debt issue costs	48	46
Amortization of bond premium in marketable securities	41	76
Amortization of intangible asset	52	-
Loss on sales of marketable securities	-	5
Changes in assets and liabilities:
Accounts receivable	(11)	89
Accrued investment income	3	18
Inventories	(238)	24
Prepaid expenses and other current assets	159	(89)
Other current deferred assets	214	1
Other assets	-	(2)
Accounts payable	(56)	219
Accrued expenses	419	313
Deferred revenue	(353)	3
Accrued interest – current and long term	51	46
Other current liabilities	(4)	-
Net cash provided by (used in) operating activities	2,167	(2,980)
Cash Flows from Investing Activities:
Purchases of marketable securities	-	(1,110)
Proceeds from sale and maturities of marketable securities	925	1,170
Additions to property, plant and equipment	(46)	(34)
Net cash provided by investing activities	879	26
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	-	8
Proceeds from distribution of restricted stock units	1	1
Statutory minimum withholding taxes paid on the distribution of common stock pursuant to restricted stock unit plan and exercise of stock options	-	(529)
Net cash provided by (used in) financing activities	1	(520)
Net increase (decrease) in cash and cash equivalents	3,047	(3,474)
Cash and cash equivalents at beginning of year	774	12,340
Cash and cash equivalents at end of period	$3,821	$8,866

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$209	$209
Income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIAR

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited; in thousands)

Supplemental disclosures of noncash investing and financing activities (amounts presented are rounded to the nearest thousand expect per share amounts):

Three months Ended March 31, 2015

1.	The exercise price of 298 thousand common stock purchase warrants held by the lender of our debt was changed from $1.595 to $0.504 per share. The change in fair value of $33 was recorded as additional debt discount and will be amortized as interest expense over the remaining term of this debt.

Three months Ended March 31, 2014

2.	829 thousand shares of common stock were eligible for distribution pursuant to our 2005 RSU Plan utilizing various cashless exercise features of the plan. After withholding 4 thousand shares for $7 in exercise costs and withholding 315 thousand shares for $525 in statutory minimum payroll taxes, we issued 510 thousand shares of common stock.
3.	Options to purchase 24 thousand shares of common stock were exercised utilizing various cashless exercise features of the stock option plan. After withholding 16 thousand shares for $32 in exercise costs and withholding 2 thousand shares for $4 in statutory minimum payroll taxes, we issued 6 thousand shares of common stock.

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

NOTE 1 - DESCRIPTION OF BUSINESS

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “We”, or “Our”) is a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse. Oxaydo™ Tablets (formerly known as Oxecta®) (oxycodone HCl, CII), is the first approved product utilizing Aversion® in the United States. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. We are advised that Egalet plans to launch Oxaydo in the United States in the third quarter of 2015. We have also developed Impede® Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine. We launched our first Impede Technology product, Nexafed®, into the United States market in December 2012 and our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have multiple pseudoephedrine products in development utilizing our Impede Technology. In August 2014, we were awarded a grant from the National Institute on Drug Abuse to advance early stage development of our third abuse deterrent technology, Limitx™. Limitx is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of adopting this update on its financial statements.

Presentation of Debt Issue Costs

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on the Company's consolidated financial statements.

NOTE 3 - LICENSE, DEVELOPMENT, AND COMMERCIALIZATION AGREEMENTS

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

On September 24, 2012, we entered into a letter agreement with Pfizer which provided for the termination of Pfizer’s license to our Aversion Technology used in three development-stage products licensed to Pfizer and for the return of these products to us. On April 9, 2014, we entered into a second letter agreement with Pfizer providing for the termination of the Pfizer Agreement and the return of Aversion Oxycodone to us effective April 9, 2014 in exchange for a one-time termination payment of $2.0 million. Pfizer’s royalty payment obligations relating to Aversion Oxycodone ceased effective April 9, 2014 and all royalty payments due to us have been received. Our termination payment of $2.0 million has been recorded on our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent for Aversion Oxycodone. The recorded value of the intangible asset will be periodically assessed for impairment. We also purchased from Pfizer selected raw and packaging material inventories for $260 thousand relating to the Aversion Oxycodone product. During the quarter ended March 31, 2015, we recorded a 100% reserve against these inventories which is reflected in operating expense.

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

Paragraph IV ANDA Litigation

On or about September 17, 2012, we believe the FDA internally changed the status of Oxaydo (formerly known as Oxecta®) to be considered a Reference Listed Drug, or RLD. An RLD is the standard to which all generic versions must be shown to be bioequivalent and a drug company seeking approval to market a generic equivalent must refer to the RLD. By designating Oxaydo as an RLD, the FDA was allowed to accept ANDAs referencing Oxaydo.

On September 20, 2012, we announced that we had received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from a generic sponsor of an ANDA for a generic drug listing Oxaydo as the reference listed drug. Since such date, we have received similar Paragraph IV Notices from four other generic pharmaceutical companies that have filed ANDAs listing Oxaydo as the reference drug. The Paragraph IV Notices refer to our U.S. Patent Numbers 7,201,920, 7,510,726 and 7,981,439, which cover our Aversion® Technology and Oxaydo. The Paragraph IV Notices state that each generic sponsor believes that such patents are invalid, unenforceable or not infringed. On October 31, 2012, we initiated suit against each of Watson Laboratories, Inc. – Florida (Watson), Par Pharmaceutical, Inc., Impax Laboratories, Inc. and Sandoz Inc., and on April 29, 2013 we initiated suit against Ranbaxy, Inc., each in the United States District Court for the District of Delaware alleging infringement of our U.S. Patent No. 7,510,726 listed in the FDA’s Orange Book. In January 2013, we dismissed our suit against Watson on the grounds that Watson had amended its ANDA from a Paragraph IV Certification to a Paragraph Certification III, which indicated its intent not to market its generic Oxaydo product in advance of our patent expiry.

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

Under the Settlement Agreement with Impax, Impax may launch its generic Oxaydo product in the U.S., through the grant of a non-exclusive, royalty-free license from us that would trigger 180 days following the first sale of a generic Oxaydo® product in the U.S. by an entity that is entitled to the 180 day first-filer exclusivity under applicable law and FDA regulations (or if no entity is entitled to such 180 day exclusivity period, the date on which a generic Oxaydo® product is first sold in the U.S. or November 27, 2021, whichever date occurs first). In certain circumstances, our license to Impax would become effective prior to such time.

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

Nexafed was launched in mid-December 2012. We sell Nexafed in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Nexafed is sold subject to the right of return for a period of up to twelve months after the product expiration. Nexafed currently has a shelf life of twenty-four months from the date of manufacture. Given the limited sales history of Nexafed, we could not reliably estimate expected returns of the product at the time of shipment to certain customers and accordingly we had deferred revenue. During the first quarter ended March 31, 2015 we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 31, 2015 to recognize revenue that had previously been deferred, resulting in additional net revenues of $314 thousand after recording an allowance for sales returns of $120 thousand, and cost of sales of $255 thousand. At March 31, 2015 we have a $153 thousand sales returns liability which will be reviewed against sales returns activity each quarter. Revenue will be recognized at the time the product is sold to a customer.

Commencing in February 2013, we began earning royalties based on net sales of Aversion Oxycodone by Pfizer. We earned royalties of approximately $3 thousand for the three months ended March 31, 2014. The Pfizer Agreement was terminated effective April 9, 2014 and Pfizer’s royalty payment obligations ceased as of such date. All royalties owed to us have been received.

Shipping and Handling Costs

We record shipping and handling costs in selling expenses. The amounts recorded to selling expenses from the shipments of Nexafed during each of the three month periods ended March 31, 2015 and 2014 were not material.

NOTE 5 - RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities. Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We did not have any accrued CRO costs and clinical trial study expenses at either March 31, 2015 or December 31, 2014. We did not have any prepaid CRO costs and clinical trial study expenses at either March 31, 2015 or December 31, 2014.

NOTE 6 - INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)	(in millions)
Marketable securities:
Corporate bonds - maturing within 1 year	$2.8	$3.5
Corporate bonds - maturing after 1 year and through March 2017	2.6	2.8
Exchange-traded funds	5.0	5.0
Total marketable securities	$10.4	$11.3

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

The following tables provide a summary of the fair value and unrealized gains (losses) related to the Company’s available-for-sale securities:

	March 31, 2015
	(in millions)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$5.4	$-	$-	$5.4
Exchange-traded funds	5.0	-	-	5.0
Total - Current	$10.4	$-	$-	$10.4

	December 31, 2014
	(in millions)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$6.3	$-	$-	$6.3
Exchange-traded funds	5.0	-	-	5.0
Total - Current	$11.3	$-	$-	$11.3

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

Our assets measured at fair value or disclosed at fair value on a recurring basis as at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015
	(in millions)
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	5.4	-	5.4	-
Exchange-traded funds	5.0	5.0	-	-
Total	$10.4	$5.0	$5.4	$-

	December 31, 2014
	(in millions)
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	6.3	-	6.3	-
Exchange-traded funds	5.0	$5.0	$-	$-
Total	$11.3	5.0	6.3	-

Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) at March 31, 2015 consisted of unrealized gains on securities of $18 thousand. Accumulated other comprehensive income (loss) at December 31, 2014 consisted of unrealized losses on securities of $13 thousand.

NOTE 7 – INVENTORIES

Inventories consist of both raw and packaging materials on our Oxaydo product and finished goods held for distribution and sale on our Nexafed product. During 2014, we purchased raw and packaging material inventories for $260 thousand from Pfizer on the Oxaydo product we reacquired from them. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. During the quarter ended March 31, 2015, we recorded a $260 thousand reserve against the raw and packaging material inventory on our Aversion Oxycodone product as our license partner will secure their own material requirements. During the quarter ended March 31, 2014, we increased our inventory reserves by $133 thousand against finished goods.

We have recorded Nexafed deferred revenue of $0.35 million at December 31, 2014. The related cost of sales of $0.22 million at December 31, 2014 is reported in our balance sheet in the other current deferred assets account and excluded from the reported year end inventories. We will recognize both the revenue and cost of sales on these Nexafed shipments once the right of return no longer exists or adequate history and information becomes available to estimate sales returns. During the first quarter ended March 31, 2015, we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 31, 2015 to recognize revenue that had previously been deferred, resulting in additional net revenue of $314 thousand and cost of sales of $255 thousand. Revenue will be recognized at the time the product is sold to a customer.

Our purchases of ingredients and other materials required in our development and clinical trial activities are expensed as incurred.

Inventories are summarized as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
Raw and packaging materials	$260	$260
Finished goods	282	44
Total	542	304
Less: reserve for raw materials	(260)	(-)
Net	$282	$304

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
Payroll, payroll taxes, and benefits	$146	$94
Professional services	195	253
Franchise taxes	17	13
Property taxes	17	15
Marketing and promotion	251	61
Clinical, non-clinical and regulatory services	241	83
Other fees and services	120	49
Total	$987	$568

NOTE 9 – DEBT

On December 27, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford” or the “Lender”), for a term loan to the Company in the principal amount of $10.0 million (the “Term Loan”). The full principal amount of the Term Loan was funded on December 27, 2013. We are using the proceeds of the Loan Agreement for general working capital and to fund our business requirements. The Term Loan accrues interest at a fixed rate of 8.35% per annum (with a default rate of 13.35% per annum). The Company is required to make monthly interest−only payments until the April 1, 2015 (“Amortization Date”) and starting on the Amortization Date, the Company is required to make payments of principal and accrued interest in equal monthly installments of $260 thousand sufficient to amortize the Term Loan through the maturity date of December 1, 2018. All unpaid principal and accrued and unpaid interest with respect to the Term Loan is due and payable in full on December 1, 2018. As security for its obligations under the Loan Agreement, the Company granted Lender a security interest in substantially all of its existing and after−acquired assets, exclusive of its intellectual property assets. Pursuant to the Loan Agreement, the Company is not allowed to pledge its intellectual property assets to others. Upon the execution of the Loan Agreement, we issued to the Lender warrants to purchase an aggregate of up to 298 thousand shares of our common stock at an exercise price equal to $1.595 per share (the “Warrants”). We recorded $400 thousand as debt discount associated with the fair value of the Warrants and are amortizing it to interest expense over the term of the loan using the loan’s effective interest rate. The Warrants are immediately exercisable for cash or by net exercise and will expire December 27, 2020.

On January 7, 2015, we and Oxford entered into an amendment to the Loan Agreement. Pursuant to the amendment, (i) the exercise price of the warrant previously issued to the Lender to purchase 298 thousand shares of our Common Stock was lowered from $1.595 to $0.504 per share (the average closing price of our common stock on Nasdaq for the 10 trading days preceding the date of the amendment) and we recorded additional debt discount of $33 representing the fair value of the warrant modification, (ii) we agreed to maintain a $2.5 million cash reserve until such time as we have repaid $5.0 million in principal of the Term Loan, and (iii) the Lender consented to the terms of our Collaboration and License Agreement with Egalet relating to our Oxaydo product.

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

The Company was obligated to pay customary lender fees and expenses, including a one-time facility fee of $50 thousand and the Lender’s expenses in connection with the Loan Agreement. Combined with the Company’s own expenses and a $100 thousand consulting placement fee, the Company incurred $231 thousand in deferred debt issue costs. We are amortizing these costs, including debt modification additional costs, into interest expense over the term of the loan using the loan’s effective interest rate.

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

Our debt at March 31, 2015 is summarized below (in thousands):

Debt	Current	Long-term	Total
Balance at Dec 31, 2014	$1,758	$8,242	$10,000
Principal payments	-	-	-
Classification	611	(611)	-
Balance at Mar 31, 2015	$2,369	$7,631	$10,000

Debt Discount	Current	Long-term	Total
Balance at Dec 31, 2014	$-	$(281)	$(281)
Additions	-	(33)	(33)
Amortization expense	-	31	31
Balance at Mar 31, 2015	$-	$(283)	$(283)

Debt, net	$2,369	$7,348	$9,717

Our interest expense during the three month ended March 31, 2015 and 2014 consisted of the following:

	Three months Ended March 31,
	2015	2014
	(in thousands)
Interest expense:
Secured Promissory notes	$260	$254
Debt discount	31	30
Debt issue costs	17	17
Total interest expense	$308	$301

The annual principal payments of the debt at March 31, 2015 are as follows:

Annual Principal Payments
(in thousands)
2015	$1,758
2016	2,522
2017	2,741
2018	2,979
Total	$10,000

NOTE 10 – EQUITY FINANCING

Our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (“SEC”) on March 15, 2013. On April 18, 2013, we filed a prospectus supplement with the SEC pursuant to which we may sell shares of our common stock from time to time in “at the market” offerings and certain other transactions, having sales proceeds of up to $13 million. We did not sell any shares of our common stock pursuant to our prospectus supplement during the three month period ended March 31, 2015 or during the year ended December 31, 2014. As of March 31, 2015, we may sell shares of our common stock under the S-3 registration statement having gross sales proceeds of up to $7.9 million. Net proceeds of these transactions may be used for general corporate purposes, including working capital, capital expenditures, research, development and marketing expenditures and clinical trial expenditures.

NOTE 11 - COMMON STOCK WARRANTS

We have outstanding common stock purchase warrants (“warrants”) exercisable for 298 thousand shares of our common stock having an exercise price of $0.504 per share with an expiration date in December 2020. In January 2015, the exercise price of these warrants was reduced from $1.595 to $0.504 per share. (see Note 9). These warrants contain a cashless exercise feature. Our common stock warrant activity during the three months ended March 31, 2015 and 2014 is shown below:

	Three months Ended March 31,
	2015		2014
	Number (000’s)	Weighted Average Exercise Price	Number (000’s)	Weighted Average Exercise Price
Outstanding, beginning	298	$1.60	2,154	$3.15
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, ending	298	$0.50	2,154	$3.15

NOTE 12 - SHARE-BASED COMPENSATION

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

Our share-based compensation expense recognized in the Company’s results of operations comprised the following:

	Three Months Ended March 31,
	2015	2014
Research and development expense:
Restricted stock units	$39	$57

General and administrative expense:
Stock options	98	141
Restricted stock units	23	-
Subtotal	121	141
Total	$160	$198

Stock Option Award Plans

We have one stock option plan in effect, and one stock option plan has expired by its terms, but pursuant to which stock options have been granted and remain outstanding. Our stock option award activity during the three months ended March 31, 2015 and 2014 is shown below:

	Three months Ended March 31,
	2015		2014
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, beginning	4,556	$4.14	3,738	$4.99
Granted	-	-	-	-
Exercised	-	-	(31)	1.30
Forfeited or expired	(75)	5.25	-	-
Outstanding, ending	4,481	$4.13	3,707	$5.02
Options exercisable	3,573	$5.00	3,189	$5.54

During the three months ended March 31, 2014, a total of 31 thousand stock options were exercised by our employees. Of the total amount of stock option exercises, 24 thousand of stock options were exercised under various cashless exercise features of the plan. Our employees elected to have 18 thousand shares withheld in satisfaction of $36 thousand for both the exercise costs and withholding tax obligations on those options, resulting in the net issuance of 13 thousand shares of common stock from all stock option exercises.

Restricted Stock Unit Award Plans

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

A summary of the grants under the RSU Plans consisted of the following:

	Three months Ended March 31,
	2015		2014
	(in thousands)
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, beginning	147	147	829	829
Granted	206	-	-	-
Distributed	(129)	(129)	(829)	(829)
Vested	-	52	-	-
Forfeited or expired	-	-	-	-
Outstanding, ending	224	70	-	-

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

All RSUs granted under the 2005 RSU Plan had been distributed effective January 1, 2014.

2014 Restricted Stock Unit Award Plan

Our 2014 RSU Plan was approved by shareholders on May 1, 2014 and permits the grant of up to 2.0 million shares of our common stock pursuant to awards under the 2014 RSU Plan. As of March 31, 2015, 1.65 million shares are available for award under the 2014 RSU Plan.

Information about the RSU grants under the 2014 RSU Plan is as follows:

•	On May 1, 2014, we awarded approximately 37 thousand RSUs to each of our 4 non-employee directors. Such RSU awards vested 50% on June 30, 2014 and 25% on each of September 30 and December 31, 2014. Such non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The RSU awards subject to cash settlement are recorded as a liability in the Company’s balance sheet. The liability was $26 thousand at December 31, 2014. Accordingly the vested portion of the awards containing the cash settlement feature are being marked-to-market each reporting period until they are distributed. Marked-to-market accounting can create fluctuations in our compensation expense including the need to record additional expense. RSU awards are generally distributed on the first business day of the year after vesting, but such distribution can be deferred until a later date at the election of the non-employee director.
•	On January 2, 2015, we awarded approximately 51.5 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2015. The RSU awards subject to cash settlement are subject to marked-to market accounting and the liability recorded in the Company’s balance sheet was $22 thousand at March 31, 2015. Distributions of stock under the January 2, 2015 award cannot be deferred until a later date and the stock under such awards will be distributed on January 4, 2016.

Information about the distribution of shares under the 2014 RSU Plan is as follows:

•	On January 2, 2015, 129 thousand RSUs from the May 1, 2014 award were distributed and 18 thousand RSUs were deferred until a future distribution date. Of the 129 thousand RSUs distributed, 99 thousand RSUs were distributed in common stock and 30 thousand RSUs were settled in cash.

NOTE 13 – INCOME TAXES

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both March 31, 2015 and December 31, 2014, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss (“NOL”) carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized. We have approximately $51.5 million federal income tax benefits at December 31, 2014 derived from $151.4 million Federal NOLs at the U.S. statutory tax rate of 34% and $2.9 million state NOLs, available to offset future taxable income, some of which have limitations for use as prescribed under IRC Section 382. Our Federal and state NOLs will expire in varying amounts between 2016 and 2034 if not used, and those expirations will cause fluctuations in our valuation allowances. As of December 31, 2014 we had federal research and development tax credits of approximately $1.1 million, which expire in the years 2024 through 2034. We also had approximately $0.3 million of Indiana state research and development tax credits, which expire in the years 2015 through 2017.

NOTE 14 – EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested Restricted Stock Units (“RSUs”) (see Note 12). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2014 as the Company reported a net loss for the three month period, and including the effects of common stock equivalents in the diluted EPS calculation would have been antidilutive. The Weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 3.58 million non-dilutive equity awards outstanding for the three-months ended March 31, 2015 that are not included in the corresponding period Weighted-average common shares outstanding (diluted) computation.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following:

	Three months Ended March 31,
	2015	2014
	(in thousands except per share data)
EPS - basic
Numerator: net income (loss)	$1,239	$(4,088)
Denominator:
Common shares	48,947	48,842
Vested RSUs	18	-
Basic weighted average shares outstanding	48,965	48,842
EPS - basic	$0.03	$(0.08)

EPS – assuming dilution
Numerator: net income (loss)	$1,239	$(4,088)
Denominator:
Common shares	48,947	48,842
Vested RSUs	170	-
Stock options	167	-
Common stock warrants	63	-
Diluted weighted average shares outstanding	49,347	48,842
EPS - diluted	$0.03	$(0.08)

Excluded dilutive securities:
Common stock issuable:
Stock options	3,580	3,707
Common stock warrants	-	2,154
Total excluded potentially dilutive shares	3,580	5,861

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purdue Pharma Complaint

In April 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against us and our Oxaydo product licensee Egalet US, Inc. and its parent Egalet Corporation in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s U.S. patent 8,389,007. The complaint seeks injunctive relief as well as awards of damages and attorneys’ fees. We deny the allegations in the complaint, believe they are without merit and intend to defend the action vigorously.

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

In the Pennsylvania action, over 200 lawsuits have been filed against us and Halsey Drug Company alleging that plaintiffs developed neurological disorders as a result of their use of the Reglan brand and/or generic metoclopramide. In the New Jersey action, plaintiffs filed approximately 150 lawsuits against us, but served less than 50 individual lawsuits upon us. In the California action, there are 99 pending cases against us, with more than 400 individual plaintiffs.

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

In Pennsylvania, on November 18, 2011, the trial court denied Generic Defendants’ dispositive preemption motions. On appeal, the Pennsylvania Superior Court held in a July 29, 2013 decision that federal preemption applied, but that Mensing did not completely bar all claims and refused to dismiss these cases. On September 17, 2014, the Pennsylvania Supreme Court declined to hear a further appeal. On December 16, 2014, Generic Defendants filed a Petition for a Writ of Certiorari requesting that the United States Supreme Court agree to hear a further appeal on the grounds that federal preemption under Mensing should completely bar all of these claims. The Court is expected to issue its decision concerning acceptance or denial of this appeal by June 30, 2015. All trial court proceedings have been stayed pending resolution of this lengthy appeal process.  To the extent that plaintiffs intend to pursue their claims in the future, if the appeal is denied, Acura nonetheless remains optimistic that most, if not all, of these Philadelphia cases will eventually be dismissed against us based upon the favorable aspects of the Superior Court’s narrow preemption ruling and lack of product identification, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by our insurance carrier.

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

In May 2014, the California Superior Court denied a subsequent demurrer and motion to strike seeking dismissal of plaintiffs’ manufacturing defect and defective product claims to the extent that they are barred by federal preemption based upon the June 2013 Bartlett decision.  More recently, on April 10, 2015, Judge Kramer ruled in plaintiffs’ favor on a jurisdictional waiver motion against PLIVA and Teva which could be applied in the future to other defendants. Thus far, Generic Defendants (including Acura) have not been required to file answers or other responsive pleadings in each individual case in which they are named defendants. Within the next few months, these cases also will be transferred to a new judge who will address a case management schedule for claims against Generic Defendants and possible selection of bellwether cases for focused discovery and trial. To date, however, none of these plaintiffs have confirmed they ingested any of the generic metoclopramide manufactured by us.  Therefore, we expect the number of plaintiffs with possible claims to be reduced voluntarily or by motion practice.  Action will be taken in an effort to dismiss Acura from these cases, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by our insurance carrier.

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of March 31, 2015 and we are presently unable to determine if any potential loss would be covered by our insurance carrier.

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

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to:

•	our and our licensee’s ability to successfully launch and commercialize our products and technologies, including Oxaydo Tablets and our Nexafed products;

•	the pricing and price discounting that may be offered by Egalet for Oxaydo;

•	the results of our development of our Limitx™ technology;

•	our ability to fund, or obtain funding for, products developed utilizing our Aversion®, Impede® and Limitx™ technologies;

•	whether the results of studies AP-ADF-302, AP-ADF-303, and AP-ADF-304 relating to our Aversion hydrocodone/acetaminophen product will be acceptable to the FDA;

•	whether we will conduct an additional intranasal abuse liability study on our Aversion hydrocodone/acetaminophen product and, if conducted, whether the results of such study will support the filing of a New Drug Application and/or a claim of intranasal abuse deterrence;

•	our and our licensee’s ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;
•	the market acceptance of and competitive environment for any of our products;
•	the willingness of wholesalers and pharmacies to stock our Nexafed products;
•	expectations regarding potential market share for our products and the timing of first sales;
•	our ability to develop and enter into additional license agreements for our Aversion Technology product candidates;
•	our exposure to product liability and other lawsuits in connection with the commercialization of our products;
•	the increasing cost of insurance and the availability of product liability insurance coverage;
•	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;
•	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;
•	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet over-the-counter (“OTC”) Monograph standards as applicable;

•	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;
•	changes in regulatory requirements;
•	adverse safety findings relating to our commercialized products or product candidates in development;
21

•	whether the FDA will agree with our analysis of our clinical and laboratory studies;
•	whether further studies of our product candidates will be required to support FDA approval;
•	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and will be able to promote the features of our abuse discouraging technologies; and

•	whether Oxaydo or our Aversion and Limitx™ product candidates will ultimately deter abuse in commercial settings and whether our Nexafed products and Impede technology product candidates will disrupt the processing of pseudoephedrine into methamphetamine.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “indicates,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in our 2014 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Accordingly, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Company Overview

We are a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse. Oxaydo™ Tablets (formerly known as Oxecta®)(oxycodone HCl, CII), is the first approved product utilizing Aversion in the United States. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. We are advised that Egalet plans to launch Oxaydo in the United States in the third quarter of 2015. We have also developed Impede Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine. We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launch our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have multiple pseudoephedrine products in development utilizing our Impede Technology. Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested. We are conducting manufacturing scale-up and plan to conduct a pharmacokinetic study on a hydromorphone product formulation using our Limitx technology under a grant from the National Institute on Drug Abuse of the National Institutes of Health. On April 9, 2015, we announced initiation of development of an immediate release hydrocodone bitartrate with acetaminophen product utilizing our Limitx technology.

Opioid analgesics are one of the largest prescription drug markets in the United States with 250 million prescriptions dispensed in 2014. Prescription opioids are also the most widely abused drugs with 12 million people abusing or misusing these products annually. Oxaydo will compete in the immediate-release opioid product segment. Because immediate-release opioid products are used for both acute and chronic pain, a prescription, on average, contains 65 tablets or capsules. According to IMS Health, in 2014, sales in the immediate-release opioid product segment were approximately 235 million prescriptions and $3.0 billion, of which approximately 98% was attributable to generic products. Immediate-release oxycodone tablets represent 14.8 million of these prescriptions or almost 1.6 billion tablets. The FDA approved label for our Oxaydo product describes the unique, and we believe promotable, abuse deterrent features of our product which we believe makes prescribing our product attractive to some healthcare providers.

In 2014, the United States retail market for over-the-counter market, or OTC, cold and allergy products containing the pseudoephedrine oral nasal decongestant was approximately $0.7 billion. In 2012, the DEA reported 11,210 laboratory incidents involving the illegal use of OTC pseudoephedrine products to manufacture the highly addictive drug methamphetamine, or meth. According to the Substance Abuse and Mental Health Services Administration, users of methamphetamine surged in 2013 to 595,000 people up from 440,000 in 2012. Nexafed, our 30mg pseudoephedrine hydrochloride immediate-release tablet, is stocked in approximately 20% of the estimated 65,000 U.S. pharmacies. Many of these pharmacies are either actively recommending Nexafed to their patients or carry Nexafed as their only 30mg pseudoephedrine product. We launched our first line extension, Nexafed Sinus Pressure + Pain, a 30/325mg pseudoephedrine HCl and acetaminophen tablet using our Impede technology in February 2015. The category for meth-resistant pseudoephedrine products has also been the focus of some, as yet unsuccessful, state legislation seeking to incentivize consumers and pharmacists to utilize these meth-resistant technologies.

We have an active development program to develop an extended-release version of our Impede technology to capitalize on higher sales products in the category. We also are investigating new technologies that would improve on our meth-resistant capabilities. On March 23, 2005, we announced preliminary top line results from our pilot clinical study demonstrating bioequivalence of our Nexafed extended release tablets to Sudafed® 12-hour Tablets. Nexafed extended release tablets utilize our Impede 2.0 enhanced meth-resistant technology. Our Impede 2.0 technology has demonstrated, in the direct conversion, or “one-pot”, methamphetamine conversion process performed by an independent pharmaceutical services company, the ability to reduce meth-yields, on average, by 75% compared to Sudafed® Tablets.

In May 2014 we announced that the FDA questioned whether the intranasal route is a relevant route of abuse for hydrocodone/acetaminophen products, which we were developing with our Aversion Technology. In October 2014, the FDA denied on procedural grounds our formal dispute resolution request appealing the position taken by the Division of Anesthesia, Analgesia and Addiction Products (“DAAAP”) that abuse by snorting hydrocodone with acetaminophen products lacks relevance. The FDA’s April 2015 Abuse-Deterrent Opioid Evaluation and Labeling Guidance (the “FDA’s April 2015 Guidance”) appears to take the same position by indicating that immediate-release opioid and acetaminophen products are predominantly abused using the oral route and products demonstrating a deterrent effect by the nasal route may not meaningfully reduce overall abuse of the product. In view of the regulatory history of Aversion Hydrocodone/APAP and the FDA’s April 2015 Guidance, we have indefinitely suspended further development of our Aversion Hydrocodone/APAP and reallocated related resources to our Limitx hydrocodone/APAP product candidate.

Aversion Technology Overview

Aversion Technology is a unique composition of inactive pharmaceutical ingredients utilized with an opioid or other drug susceptible of abuse to provide abuse deterrent functionality. Oxaydo is covered by claims in five issued U.S. patents, which expire between 2023 and 2025. Our Aversion Technology products are intended to provide the same therapeutic benefits of the active drug ingredient as currently marketed products containing the same active pharmaceutical ingredient, while simultaneously discouraging the following common methods of pharmaceutical product misuse and abuse:

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

The extent and manner in which any of the features described above may be described in the FDA approved label for products that may be developed utilizing our Aversion or Limitx Technologies will be dependent on the results of and the acceptance by the FDA of our and our licensees’ studies for each product.

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

Although we believe these abuse deterrent characteristics differentiate Oxaydo from immediate-release oxycodone products currently on the market, consistent with FDA guidance which requires epidemiology studies to support a claim of abuse deterrence, the clinical significance of the difference in drug liking and difference in response to taking the drug again in this study has not been established. There is no evidence that Oxaydo has a reduced abuse liability compared to immediate release oxycodone. We and Egalet have a post-approval commitment with the FDA to perform an epidemiology study to assess the actual impact on abuse of Oxaydo tablets.

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

In accordance with the Egalet Agreement, we and Egalet have formed a joint steering committee to oversee commercialization strategies and the development of product line extensions. Egalet will pay a significant portion of the expenses relating to (i) annual NDA PDUFA product fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States and will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Egalet is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Egalet will have final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Egalet may develop Oxaydo for other countries and in additional strengths, in its discretion.

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

1 Total methamphetamine HCl recovered from the equivalent of 100 PSE 30mg tablets divided by the maximum theoretical yield of 2.7 grams.

2 Total methamphetamine HCl recovered from the equivalent of 100 PSE 30mg tablets divided by the total weight of powder recovered.

We have demonstrated in a pilot clinical study the bioequivalence of a formulation of our Nexafed extended release tablets utilizing our Impede 2.0 technology to Sudafed® 12-hour Tablets. We also are assessing the one-pot results of immediate-release Impede 2.0 formulations, along with manufacturability and other pertinent information to determine our strategy for introducing Impede 2.0 into our Nexafed product line.

Nexafed Products

Our Nexafed product line consists of immediate release tablets which utilize our patented Impede 1.0 Technology. Nexafed is a 30mg pseudoephedrine tablet and Nexafed Sinus Pressure + Pain is a 30/325 mg pseudoephedrine and acetaminophen tablet. PSE is a widely-used nasal decongestant available in many non-prescription and prescription cold, sinus and allergy products. While the 30mg PSE tablet is not the largest selling PSE product on the market, we believe it is the most often used product to make meth due to: (a) its relatively low selling price and (b) its simpler formulation provides better meth yields. However, as meth-resistant products become pervasive, we believe meth cooks will migrate to other, larger selling, PSE containing products.

We have demonstrated that our Nexafed 30mg tablets is bioequivalent to Johnson & Johnson’s Sudafed 30mg Tablets when a single 2 tablet dose is administered. Commencing in 2006, the CMEA, required all non-prescription PSE products to be held securely behind the pharmacy counter, has set monthly consumer purchase volume limits, and has necessitated consumer interaction with pharmacy personnel to purchase PSE-containing products. We are capitalizing on this consumer-pharmacist interaction at the point of sale by soliciting distribution to pharmacies and educating and encouraging pharmacists to recommend Nexafed to their customers. We are using telemarketing, direct mail, and online and journal advertising to educate pharmacists about Nexafed and encourage pharmacists to recommend Nexafed to their customers.

We launched Nexafed commercially in mid-December 2012 into the United States OTC market for cold and allergy products. We have built a distribution system of several regional and national drug wholesalers for redistribution to pharmacies which includes the three largest U.S. drug wholesalers: McKesson, Cardinal Health and AmerisourceBergen. We also ship directly to the warehouses of certain pharmacy chains. Nexafed is currently stocked in approximately 12,800 pharmacies of about 20% of the estimated 65,000 U.S. pharmacy outlets. Initial adoption was primarily in independent pharmacies in predominately rural communities with high meth awareness. Chain pharmacies, with more centralized control of the pharmacy operations, began adopting in mid-2013, including Kroger, Publix, Fruth and Bartells. Some pharmacists are actively recommending Nexafed to their customers while some have replaced all 30mg PSE products, brand and generic, with Nexafed. Rite Aid, the nation’s fourth largest pharmacy operator, began purchasing Nexafed in late 2013. In late 2014, Kmart and Kroger initiated chain-wide stocking of Nexafed.

We estimate that approximately 53% of Nexafed stocking pharmacies are repeat customers, excluding Rite Aid and Kroger which purchase directly from us and we therefore do not have individual store data.

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

Impede Technology Products in Development

Given the fragmented nature of the PSE market with products containing multiple active ingredients, we are developing additional products for our Nexafed franchise:

Impede Technology Product	Status
Immediate-release pseudoephedrine HCl in combination with other cold and allergy active ingredients	Nexafed Sinus Pressure + Pain launched Other formulations being considered
Extended-release formulation utilizing Impede 2.0 technology	Pilot pharmacokinetic testing demonstrated bioequivalence to Sudafed® 12-hour Tablets
Extended – release combination products	Formulations being considered

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

U.S. Market Opportunity for Impede PSE Products

PSE is a widely-used nasal decongestant available in many non-prescription and prescription cold, sinus and allergy products. PSE is sold in products as the only active ingredient in both immediate and extended-release products. In addition, PSE is combined with other cold, sinus and allergy ingredients such as pain relievers, cough suppressants and antihistamines. PSE also competes against phenylephrine, an alternate nasal decongestant available in non-prescription products. In 2014, a data service reported approximately $0.7 billion in retail sales of non-prescription products containing PSE. The top retail selling PSE OTC cold/allergy products in 2014 were:

Reference Brand[1]	Brand Company	Active Ingredient(s)	2014 Retail Sales ($ Millions)
Claritin-D	Bayer	PSE & Loraditine[2]	$208.0
Allegra-D	Chattem	PSE & Fexofenadine[2]	$101.3
Zyrtec-D	Pfizer	PSE & Ceterizine[2]	$101.7
Advil Sinus	Pfizer	PSE & Ibuprofen	$58.4
Sudafed 12 Hour	J&J	PSE[2]	$82.3
Sudafed 30mg	J&J	PSE	$70.4

1 Branded product only. Does not include store brand sales.

2 Extended release PSE formulations

The 2014 market for 30mg PSE tablets, including store brands was approximately 470 million tablets or 19 million boxes of 24 tablets. Nexafed is currently priced at $3.99 for a box of 24 tablets and Nexafed Sinus Pressure + Pain is currently priced at $7.50 for a box of 24 tablets.

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

Limitx™ Technology

Limitx™ technology is an early stage technology intended to address abuse by excess oral consumption of multiple tablets and provide a margin of safety during accidental over-ingestion of tablets. In proof of concept laboratory tests, Limitx™ tablets demonstrated the ability to limit the release of the active ingredient from tablets when multiple tablets are simultaneously introduced into simulated gastric fluid. Using .055N HCl dissolution bath, a single Limitx tablet released most of its active ingredient within 15 minutes while eight Limitx tablets in the same bath released the equivalent of one tablet’s active ingredient in 15 minutes. Eight immediate-release tablets of a marketed product comparator released most of its active ingredient in 15 minutes compared with over 2 hours for the eight Limitx tablets.

The FDA’s 2015 Guidance singles out immediate-release combination products with acetaminophen as being predominately abused by the oral route and that reducing nasal snorting of these products may not be meaningful. The initial Limitx™ formulation utilizes hydromorphone as its sole active ingredient. We intend to initiate formulation development of a hydrocodone/APAP product candidate utilizing our Limitx technology upon the conclusion of formulation optimization for our Limitx hydromorphone product. We have patent applications pending with the USPTO covering our Limitx™ technology.

Development of our Limitx technology is being supported by a $300,000 grant (the “Grant”) by the National Institute on Drug Abuse (“NIDA”) of the National Institutes of Health. Phase I of development is to create an optimized formulation of our hydromorphone product candidate that can be commercially manufactured and is suitable for human testing. In Phase I, we will be developing a formulation and manufacturing process that mimics, at research scale batches, commercial manufacturing scale equipment and test and evaluate the tablets in our proof of concept dissolution apparatus. We have successfully manufactured small scale batches of the key micro-particle at our Culver facility but believe the manufacturing process used will not be scalable for commercial batches. We have tested and have completed the installation of new equipment for use in this process.

In Phase II, we will perform human pharmacokinetic testing of our hydromorphone product candidate to characterize the release of drug in vivo. NIDA funding of Phase II development, for which an application has already been submitted, will be contingent upon (1) assessment by NIDA of the Phase I progress report and its determination that the Phase I milestones were achieved, (2) review and approval of other documents necessary for continuation, and (3) availability of funds. No assurance can be given that Phase II development funding will be provided by NIDA.

Phase I research on the Company’s hydromorphone tablet utilizing Limitx™ technology is supported by the National Institute On Drug Abuse of the National Institutes of Health under Award Number R44DA037921. The results and content of any such research is solely the responsibility of Acura and does not necessarily represent the official views of the National Institutes of Health.

Aversion Technology Development Opioid Products

On April 9, 2015, we announced the indefinite suspension of further development of our Aversion hydrocodone/APAP product candidate. We currently have 6 additional opioids at various stages of formulation development using the Aversion technology which are not being actively developed. We intended to focus our Aversion technology development efforts on the relaunch of Oxaydo and the development of potential line extension of Oxaydo at Egalet’s request.

In the event development of some or all of our Aversion product candidates is re-commenced, each will require an abuse deterrent study consistent with FDA’s 2015 Guidance. These studies may include in vitro laboratory studies to determine, among other things, syringeability of the formulation, extractability of the opioid, and particle size of the crushed product. It is also expected that development will include human abuse liability studies comparing the abuse liability of Aversion products to currently marketed products. Because our products use known active ingredients in approved dosage strengths, the safety and efficacy of the Aversion opioid will need to be established by a series of pharmacokinetic studies demonstrating: (a) bioequivalence to an approved reference drug, (b) food effect of our formulations, and (c) dose proportionality of our formulation.

Further development will likely also entail additional safety and/or efficacy assessment as may be identified by the FDA for each specific formulation during the IND or NDA phase of development. In accordance with the FDA’s 2015 Guidance, we will likely have a post-approval requirement for each of our products, if approved, to perform an epidemiology study to assess the in-market impact on abuse of our formulation.

There can be no assurance that we will re-commence development of our Aversion candidates or if re-commenced, that we will receive FDA approval for any of such product candidates.

U.S. Market Opportunity for Opioid Analgesic Products

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

We expect our Aversion and Limitx Technology opioid products, to compete primarily in the IR opioid product segment of the United States opioid analgesic market. Because IR opioid products are used for both acute and chronic pain, a prescription, on average, contains 65 tablets or capsules. According to IMS Health, in 2014, sales in the IR opioid product segment were approximately $3.0 billion, of which ~98% was attributable to generic products. Due to fewer identified competitors and the significantly larger market for dispensed prescriptions for IR opioid products compared to ER opioid products, we have initially focused on developing IR opioid products utilizing our Aversion and Limitx Technologies. A summary of the IR opioid product prescription data for 2014 is provided below:

IR Opioid Products(1)	2014 US Prescriptions (Millions)(2)	% of Total
Hydrocodone	119	50%
Oxycodone	54	23%
Tramadol	45	19%
Codeine	12	5%
3 Others	5	3%
Total	235	100%

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

Product Labeling for Abuse-Deterrent Opioid Products

In April 2015, the FDA published guidance for industry on the evaluation and labeling of abuse-deterrent opioids. While the 2015 FDA Guidance is non-binding on the FDA, it outlines FDA’s current thinking on the development and labeling of abuse-deterrent products. The 2015 FDA Guidance provides for three distinct levels of pre-marketing studies that are potentially eligible for inclusion in the labeling: (1) laboratory-based in vitro manipulation and extraction studies, (2) pharmacokinetic studies, and (3) clinical abuse potential studies. The Guidance further prescribes additional post-approval or epidemiology studies to determine whether the marketing of a product with abuse-deterrent properties results in meaningful reductions in abuse, misuse, and related adverse clinical outcomes, including addiction, overdose, and death in the post-approval setting, which can also be included in the labeling. FDA notes “the science of abuse deterrence is relatively new. Both the technologies involved and the analytical, clinical, and statistical methods for evaluating those technologies are rapidly evolving. For these reasons, FDA will take a flexible, adaptive approach to the evaluation and labeling of potentially abuse-deterrent opioid products”.

We or our licensee may seek to include descriptions of studies that characterize the abuse-deterrent properties in the label for our Aversion and Limitx Technology products in development. Although the FDA approved label for Oxaydo contains limitations on exposing Oxaydo tablets to water and other solvents and administration through feeding tubes, the FDA approved Oxaydo label does not contain a description of the I.V. injection studies we performed to characterize the abuse deterrent properties of Oxaydo. We have committed to the FDA to undertake epidemiological studies to assess the actual consequences of abuse of Oxaydo in the market. The extent to which a description of the abuse-deterrent properties or results of epidemiological or other studies will be added to or included in the FDA approved product label for our products in development will be the subject of our discussions with the FDA as part of the NDA review process, even after having obtained approval of Oxaydo. Further, because the FDA closely regulates promotional materials, even if FDA initially approves labeling that includes a description of the abuse deterrent properties of the product, the FDA’s Office of Prescription Drug Promotion, or OPDP, will continue to review the acceptability of promotional labeling claims and product advertising campaigns for our marketed products.

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

In 2012 and 2013, we received Paragraph IV Certification Notices from five generic sponsors of an ANDA for a generic drug listing our Oxaydo product as the reference listed drug. The Paragraph IV Notices referred to our 920, 726 and 439 Patents, which cover our Aversion® Technology and our Oxaydo product. We filed suit against each of such generic sponsors, Watson Laboratories, Inc., Par Pharmaceutical, Inc., Impax Laboratories, Inc., Sandoz Inc. and Ranbaxy Inc., in the United States District Court for the District of Delaware alleging infringement of our 726 Patent listed in the FDA’s Orange Book. Our litigation against Watson Laboratories was dismissed by us following Watson Laboratories’ change of its Paragraph IV Certification to a Paragraph III Certification, indicating it would not launch its generic product until the expiry of our applicable Patents. Our litigation against the remaining generic sponsors was settled during the period October 2013 through May 2014 on an individual basis, upon mutual agreement between us and such generic sponsors. None of such settlements impacted the validity or enforceability of our Patents. See “Note 3 – License, Development and Commercialization Agreements - Paragraph IV ANDA Litigation” for a discussion of the settlements relating to such patent litigation.

In April, 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against us and our Oxaydo™ product licensee Egalet US, Inc. and its parent Egalet Corporation in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s U.S. Patent No. 8,389,007. The complaint seeks injunctive relief as well as awards of damages and attorneys’ fees. We deny the allegations in the complaint, believe they are without merit and intend to defend the action vigorously.

Reference is made to the Risk Factors contained in Item 1A of this Report for a discussion, among other things, of patent applications and patents owned by third parties, including claims that may encompass our Aversion Technology and Oxaydo tablets.

Company’s Present Financial Condition

At March 31, 2015, we had cash, cash equivalents and marketable securities of $14.2 million compared to $12.1 million of cash, cash equivalents and marketable securities at December 31, 2014. We have a $2.5 million compensating balance requirement as a debt provision at March 31, 2015. Excluding the compensating balance requirement, the Company had unrestricted working capital of $8.7 million at March 31, 2015 compared to working capital of $10.2 million at December 31, 2014. We had an accumulated deficit of approximately $361 million and $362.3 million at March 31, 2015 and December 31, 2014, respectively. We had income from operations of $1.5 million and net income of $1.3 million for the three months ended March 31, 2015, compared to a loss from operation of $3.8 million and a net loss of $4.1 million for the three months ended March 31, 2014. As of April 30, 2015, our unrestricted cash, cash equivalents and marketable securities, less our compensating balance requirement of $2.5 million, was $11.0 million.

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

Three months Ended March 31, 2015 Compared to Three months Ended March 31, 2014

	March 31
	2015	2014	Increase	(decrease)
	$000’s		$000’s	Percent
Revenues:
Royalty revenue	$-	$3	$(3)	100%
Product sales, net	357	39	318	815
License fee	5,000	-	5,000	100
Total revenues, net	5,357	42	5,315	100

Operating expenses:
Cost of sales	324	38	286	753
Inventory write-down	260	133	127	95
Research and development	964	1,438	(474)	(33)
Selling, marketing, general and administrative	2,297	2,259	38	2
Total operating expenses	3,845	3,868	(23)	(1)
Operating income (loss)	1,512	(3,826)	5,338	140

Non-operating income (expense):
Investment income	35	44	(9)	(21)
Interest expense	(308)	(301)	7	2
Other expense	-	(5)	(5)	(100)
Total other income (expense), net	(273)	(262)	11	4

Income (loss) before income taxes	1,239	(4,088)	5,327	130
Provision for income taxes	-	-	-	-
Net income (loss)	$1,239	$(4,088)	$5,327	130%

Revenue and Cost of Sales

Product Sales

Nexafed® was launched in December 2012. Nexafed® Sinus Pressure + Pain was launched in February 2015. The Company sells the Nexafed® product line in the United States to wholesale pharmaceutical distributors and as well as directly to chain drug stores. The product line is sold subject to the right of return for a period of up to twelve months after the product expiration. Both products currently have a shelf life of twenty-four months from the date of manufacture.

Given the limited sales history of Nexafed, we could not reliably estimate expected returns of the product at the time of shipment to certain customers and accordingly we had deferred revenue. As of December 31, 2014, we had $353 thousand of deferred revenue on our balance sheet related to Nexafed shipments which occurred since its commercial launch. During the first quarter ended March 31, 2015 we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 2015 to recognize revenue that had previously been deferred, resulting in additional net revenue of $314 thousand. Revenue will be recognized at the time the product is sold to a customer.

Royalty Revenue

In connection with our License, Development, and Commercialization Agreement dated October 30, 2007 with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer Inc., (which agreement has since been terminated effective April 2014) we began to earn royalties on Oxecta net sales starting in February 2013. We recorded royalties of approximately $3 thousand for the three months ended March 31, 2014 on Pfizer’s net sales of Oxecta of approximately $60 thousand. The Pfizer Agreement was terminated effective April 9, 2014 and Pfizer’s royalty payment obligations ceased as of such date.

License Fee

On January 7, 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation, (collectively, “Egalet”) entered into a Collaboration and License Agreement (the “Egalet Agreement”) to commercialize Oxaydo™ tablets containing our Aversion® Technology. Egalet paid us an upfront payment of $5.0 million upon signing of the Egalet Agreement.

Cost of Sales

Cost of sales includes third-party acquisition costs, third-party warehousing and product distribution charges and inventory reserve charges for the Nexafed product line. During the first quarter ended March 31, 2015 we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 2015 to recognize revenue that had previously been deferred, resulting in additional cost of sales of $255 thousand. For the three months ended March 31, 2015 and 2014, cost of sales was $324 thousand and $38 thousand, respectively.

During the quarter ended March 31, 2015 we recorded a $260 thousand reserve against raw and packaging material inventories we purchased from Pfizer on the Oxaydo product we reacquired from them. During the three months ended March 31, 2014 we recorded $0.1 million inventory reserve expense against finished goods.

Operating Expenses

Research and development expense (R&D) during the three months ended March 31, 2015 and 2014 was primarily for our Aversion or our Impede Technologies development including costs of preclinical and non-clinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of the three month 2015 and 2014 results are non-cash share-based compensation expenses of $39 thousand and $0.1 million, respectively. Excluding the share-based compensation expense, our R&D expenses decreased approximately $0.5 million between reporting periods primarily from a reduction in development expenses on product candidates.

Selling and marketing expenses during the three months ended March 31, 2015 and 2014 was primarily of advertising and marketing activities on the Nexafed product line. Our Nexafed advertising and marketing activities will continue in 2015. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the three month 2015 and 2014 results are non-cash share-based compensation expenses of $0.1 million. Excluding the share-based compensation expense our selling, marketing, general and administrative expenses increased by $0.1 million between reporting periods, resulting primarily from an increase in advertising and marketing activities offset by a reduction in legal expenses.

Non-Operating Income (Expense)

During the three months ended March 31, 2015 and 2014, non-operating expense consisted principally of interest expense on the $10.0 million promissory note we entered into on December 27, 2013 less investment income derived from our investments.

Income Taxes

Our results for 2015 includes no federal or state income tax expense as we have no assurance of realizing operating income for the annual period of 2015. Our results for 2014 included no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Liquidity and Capital Resources

At March 31, 2015, the Company had cash, cash equivalents and marketable securities of $14.2 million compared to $12.1 million at December 31, 2014. We have a $2.5 million compensating balance requirement as a debt provision at March 31, 2015. Excluding the compensating balance requirement, the Company had unrestricted working capital of $8.7 million at March 31, 2015 compared to $10.2 million at December 31, 2014. The increase in our cash position is primarily due to our period’s net operating income driven by the $5.0 million license fee. Our operations includes our advertising and marketing activities on the Nexafed product line of $0.9 million, our general legal expenses of $0.2 million and for maintaining our patent and trademarks of $0.1 million.

Pending the receipt of further milestones and royalty payments under the Egalet Agreement and similar agreements for our products in development anticipated to be negotiated and executed with other pharmaceutical company partners, of which no assurance can be given, we must rely on revenues from our Nexafed products sales, the net proceeds, if any, from our “at-the-market” offering of our common stock pursuant to our Sales Agreement with MLV & Co., and our current investments, including interest income from investments, to fund the development of our Impede Technology, Limitx Technology and Aversion Technology and related administrative and operating expenses. Our future sources of revenue, if any, will be derived from milestone payments and royalties under the Egalet Agreement and similar agreements for our products in development with other pharmaceutical company partners, for which there can be no assurance, and from the commercialization of our Nexafed products and other Impede Technology products that we expect to develop.

As of April 30, 2015, our unrestricted cash, cash equivalents and marketable securities, less our compensating balance requirement of $2.5 million, was $11.0 million. We estimate that such unrestricted cash reserves will be sufficient to fund the development of Aversion Technology and Impede Technology product candidates, and related operating expenses at least through the next 12 months.

The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to the development and commercialization of our product candidates.

NASDAQ Notification

On March 19, 2015, we received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company was afforded an additional 180 calendar day period to regain compliance with the minimum bid price requirement of $1.00 per share, as set forth in NASDAQ Listing Rule 5550(a)(2) (the “Rule”). The notification has no immediate effect on the listing of the Company’s common stock on The NASDAQ Capital Market.

As previously disclosed by the Company on the Current Report on Form 8-K filed on September 18, 2014 with the Securities and Exchange Commission, on September 18, 2014 the Company received a written notification from NASDAQ notifying the Company that it had failed to comply with the Rule because the bid price for the Company’s common stock over a period of 30 consecutive business days prior to such date had closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ’s Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until March 17, 2015, to regain compliance with the Rule. After determining that it would not be in compliance with the Rule by March 17, 2015, the Company notified NASDAQ and applied for an extension of the cure period, as permitted under the original notification.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), NASDAQ granted a second grace period of 180 calendar days, or until September 14, 2015, to regain compliance with the minimum closing bid price requirement for continued listing. In order to regain compliance, the minimum closing bid price per share of the Company’s common stock must be at least $1.00 for a minimum of ten consecutive business days. If the Company fails to regain compliance by September 14, 2015, the Company’s stock will be subject to delisting by NASDAQ.

If the Company’s bid price does not rise of its own accord, the Company intends to effect a reverse stock split at some point during the NASDAQ’s second grace period expiring September 14, 2015 in order to comply with the minimum bid requirement.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with other listing requirements.

Critical Accounting Policies

Note A of the Notes to Consolidated Financial Statements, in the Company’s 2014 Annual Report on Form 10-K, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's critical accounting policies described in the 2014 Annual Report are also applicable to 2015.

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

(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 3, “License, Development, and Commercialization Agreement – Paragraph IV ANDA Litigation”, and Note 15, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

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

April 30, 2015	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

