Form 10-Q
period 2015-06-30
ACURA PHARMACEUTICALS, INC
filed 2015-08-03
CIK 786947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20649

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

or

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

As of July 30, 2015 the registrant had 59,006,817 shares of common stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,268	$774
Marketable securities (Note 6)	9,651	11,322
Accounts receivable, net of allowances of $7 and $5	109	76
Accrued investment income	53	66
Inventories, net (Note 7)	217	304
Prepaid expenses and other current assets	623	471
Other current deferred assets	3	218

Total current assets	11,924	13,231
Property, plant and equipment, net	1,121	957
Intangible asset, net of accumulated amortization of $258 and $155 (Note 3)	1,742	1,845
Other assets	175	-

Total assets	$14,962	$16,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261	$217
Accrued expenses (Note 8)	863	568
Other current liabilities	49	26
Accrued interest	65	70
Sales returns liability	195	-
Deferred revenue	-	353
Current maturities of long-term debt (Note 9)	2,419	1,758

Total current liabilities	3,852	2,992
Long-term debt, net of discount of $251 and $281, and debt issuance costs of $128 and $162 (Note 9)	6,629	7,799
Long-term portion of accrued interest	291	190

Total liabilities	10,772	10,981

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock: $.01 par value per share; 100,000 shares authorized, 49,217 and 48,848 shares issued and outstanding at 2015 and 2014, respectively	492	488
Additional paid-in capital	367,456	366,898
Accumulated deficit	(363,745)	(362,321)
Accumulated other comprehensive loss	(13)	(13)

Total stockholders’ equity	4,190	5,052

Total liabilities and stockholders’ equity	$14,962	$16,033

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands except per share amounts)

	Three months Ended June 30,		Six months Ended June 30,
	2015	2014	2015	2014
Revenues:
Royalty revenue	$-	$1	$-	$4
Product sales, net	91	34	448	73
License fee revenue	250	-	5,250	-
Total revenues, net	341	35	5,698	77

Operating expenses:
Cost of sales (excluding inventory write-down)	98	42	422	80
Inventory write-down (Note 7)	47	68	307	201
Research and development	511	1,281	1,475	2,719
Selling, marketing, general and administrative	2,083	1,916	4,380	4,175
Total operating expenses	2,739	3,307	6,584	7,175

Operating loss	(2,398)	(3,272)	(886)	(7,098)

Non-Operating income (expense):
Investment income	36	53	71	97
Interest expense (Note 9)	(301)	(302)	(609)	(603)
Other expense	-	-	-	(5)
Total other expense, net	(265)	(249)	(538)	(511)

Loss before income taxes	(2,663)	(3,521)	(1,424)	(7,609)
Provision for income taxes	-	-	-	-

Net loss	$(2,663)	$(3,521)	$(1,424)	$(7,609)
Other comprehensive (loss) income:
Unrealized (losses) gains on securities	(31)	21	-	50
Total other comprehensive (loss) income	(31)	21	-	50

Comprehensive loss	$(2,694)	$(3,500)	$(1,424)	$(7,559)

Loss per share:
Basic	$(0.05)	$(0.07)	$(0.03)	$(0.16)
Diluted	$(0.05)	$(0.07)	$(0.03)	$(0.16)
Weighted average shares outstanding:
Basic	49,233	48,848	49,101	48,846
Diluted	49,233	48,848	49,101	48,846

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited; in thousands)

	Six months Ended June 30, 2015
	Common Stock		Additional		Accumulated Other
	Shares	$ Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at December 31, 2014	48,848	$488	$366,898	$(362,321)	$(13)	$5,052

Net loss	-	-	-	(1,424)	-	(1,424)
Other comprehensive income (loss)	-	-	-	-	-	-
Share-based compensation	-	-	311	-	-	311

Net distribution of common stock pursuant to restricted stock unit award plan	99	1	-	-	-	1

Modification to warrants issued with promissory notes	-	-	33	-	-	33

Issuance of common stock under “at the market” offerings, net of offering costs of $8	270	3	214	-	-	217

Balance at June 30, 2015	49,217	$492	$367,456	$(363,745)	$(13)	$4,190

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(1,424)	$(7,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59	58
Provision to reduce inventory to net realizable value	307	201
Provision for sales returns	195	-
Share-based compensation	311	455
Amortization of debt discount and debt issue costs	97	93
Amortization of bond premium in marketable securities	76	138
Amortization of intangible asset	103	-
Loss on sales of marketable securities	-	5
Loss on disposal of property and equipment	20	1
Changes in assets and liabilities:
Accounts receivable	(33)	108
Accrued investment income	13	18
Inventories	(220)	(394)
Prepaid expenses and other current assets	(152)	83
Other current deferred assets	215	(7)
Other assets	(175)	3
Accounts payable	44	(160)
Accrued expenses	295	902
Deferred revenue	(353)	20
Accrued interest – current and long term	96	-
Other current liabilities	23	32
Net cash used in operating activities	(503)	(6,053)
Cash Flows from Investing Activities:
Purchases of marketable securities	-	(1,540)
Proceeds from sale and maturities of marketable securities	1,595	1,361
Acquisition of product rights	-	(2,000)
Additions to property, plant and equipment	(257)	(47)
Proceeds from disposal of property and equipment	14	-
Net cash provided by (used in) investing activities	1,352	(2,226)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	-	8
Proceeds from distribution of restricted stock units	1	1
Statutory minimum withholding taxes paid on the distribution of common stock pursuant to restricted stock unit plan and exercise of stock options	-	(529)
Proceeds from “at-the-market” offering	225	-
Offering transaction costs	(8)	-
Principal payments on debt	(573)	-
Net cash used in financing activities	(355)	(520)
Net increase (decrease) in cash and cash equivalents	494	(8,799)
Cash and cash equivalents at beginning of year	774	12,340
Cash and cash equivalents at end of period	$1,268	$3,541

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$414	$348
Income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIAR

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited; in thousands)

Supplemental disclosures of noncash investing and financing activities (amounts presented are rounded to the nearest thousand expect per share amounts):

Six months Ended June 30, 2015

1.	The exercise price of 298 thousand common stock purchase warrants held by the lender of our debt was changed from $1.595 to $0.504 per share. The change in fair value of $33 was recorded as additional debt discount and will be amortized as interest expense over the remaining term of this debt.

Six months Ended June 30, 2014

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

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

NOTE 1 - DESCRIPTION OF BUSINESS

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “We”, or “Our”) is a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse. Oxaydo™ Tablets (formerly known as Oxecta®) (oxycodone HCl, CII), is the first approved product utilizing Aversion® in the United States. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. We are advised that Egalet plans to launch Oxaydo in the United States in the third quarter of 2015. We have also developed Impede® Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine. We launched our first Impede Technology product, Nexafed®, into the United States market in December 2012 and our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have multiple pseudoephedrine products in development utilizing our Impede Technology. On June 15, 2015, we and Bayer Healthcare LLC (“Bayer”) entered into a License and Development Agreement to provide Bayer with an exclusive worldwide license to our Impede Technology for an undisclosed methamphetamine resistant pseudoephedrine – containing product, and providing for our joint development of such product utilizing our Impede™ Technology for the U.S. market. Our third technology, Limitx, is designed to retard the release of active drug ingredients when an excess number of tablets are accidently or purposefully ingested. In August 2014, we were awarded a grant from the National Institute on Drug Abuse to advance early stage development of our Limitx technology.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

Presentation of Debt Issue Costs

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption of the amendments is permitted and the Company elected to adopt this guidance effective April 1, 2015.  The Company adopted the guidance to implement the simplified presentation prescribed as the purpose of the amendment.  The new guidance has been applied on a retrospective basis, wherein the consolidated balance sheets of December 31, 2014 have been retrospectively adjusted to reflect the effects of applying the new guidance.  As a result of the change to the December 31, 2014 consolidated balance sheet, deferred debt issuance costs and long-term debt decreased and increased, respectively, by $162.  After the retrospective application to December 31, 2014, subsequent amortization of the deferred debt issuance costs results in an increase to long-term debt.

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

Egalet Agreement

On January 7, 2015, we and Egalet entered into a Collaboration and License Agreement (the “Egalet Agreement”) to commercialize Aversion Oxycodone under the tradename Oxaydo. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Egalet Agreement, we are transferring the approved NDA for Oxaydo to Egalet and Egalet is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide (the “Territory”) in all strengths, subject to our right to co-promote Oxaydo in the United States.

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

Egalet paid us an upfront payment of $5 million upon signing of the Egalet Agreement and will pay us a $2.5 million milestone on the earlier to occur of (A) the launch of Oxaydo and (B) January 1, 2016. In addition, we will be entitled to a one-time $12.5 million milestone payment when worldwide Oxaydo net sales reach $150 million in a calendar year. We will receive from Egalet a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year (excluding net sales resulting from our co-promotion efforts). In any calendar year in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Egalet’s royalty payment obligations commence on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to Oxaydo. Royalties will be reduced upon the entry of generic equivalents, as well for payments required to be made by Egalet to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

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

Paragraph IV ANDA Litigation and License Grants

On or about September 17, 2012, the FDA began accepting ANDAs referencing Oxaydo. To date, we have received Paragraph IV Certification Notices under 21 U.S.C. 355(j) (a Paragraph IV Notice) from five separate generic sponsors of an ANDA for a generic drug listing Oxaydo as the reference listed drug. The Paragraph IV Notices state that each generic sponsor believes that our Aversion Technology patents listed in FDA’s Orange Book are invalid, unenforceable or not infringed. We initiated suit against each of Watson Laboratories, Inc. – Florida (Watson), Par Pharmaceutical, Inc., Impax Laboratories, Inc., Sandoz Inc., and Ranbaxy, Inc., each in the United States District Court for the District of Delaware alleging infringement of our U.S. Patent No. 7,510,726 listed in the FDA’s Orange Book.

We dismissed our suit against Watson on the grounds that Watson had amended its ANDA from a Paragraph IV Certification to a Paragraph Certification III, which indicated its intent not to market its generic Oxaydo product in advance of our patent expiry.

We have entered into distinct Settlement Agreements with each of Par, Impax, Ranbaxy and Sandoz to settle our patent infringement actions. Par is the first filer of an ANDA for a generic Oxaydo product and is entitled to the 180-day first filer exclusivity under applicable law and FDA regulations. Par is entitled to launch its generic Oxaydo product in the U.S., through the grant of a non-exclusive, royalty-bearing license from us that would trigger on January 1, 2022. We currently have Orange Book patents that are due to expire between November 2023 and March 2025. In certain limited circumstances, our license to Par would become effective prior to January 1, 2022. Par is required to pay us royalties in the range of 10% to 15% of Par’s net profits from the sale of its generic Oxaydo product.

Impax and Sandoz, are entitled to launch their generic Oxaydo product in the U.S., through the grant of a non-exclusive, royalty-free license from us that would trigger 180 days following the first sale of a generic Oxaydo® product in the U.S. by an entity that is entitled to the 180 day first-filer exclusivity under applicable law and FDA regulations (or if no entity is entitled to such 180 day exclusivity period, the date on which a generic Oxaydo® product is first sold in the U.S. or November 27, 2021, whichever date occurs first). In certain circumstances, our license to Impax and Sandoz would become effective prior to such time. In certain circumstances, Sandoz may be required to pay us a royalty on net profits of their generic Oxaydo product.

We have entered into a Settlement Agreement with Ranbaxy Inc. to settle our patent infringement action pending in the United States District Court for the District of Delaware. The Settlement Agreement with Ranbaxy provides that Ranbaxy’s current generic of our Oxaydo product that is the subject of its ANDA filing does not infringe our Orange Book listed patents with the FDA. We have not provided Ranbaxy a license to our patents and we may re-commence patent infringement litigation against Ranbaxy if Ranbaxy changes the formulation of its current generic Oxaydo product.

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

Bayer Agreement

On June 15, 2015, we and Bayer entered into a License and Development Agreement granting Bayer an exclusive worldwide license to our Impede Technology for use in an undisclosed methamphetamine resistant pseudoephedrine –containing product (the “Bayer Licensed Product”) and providing for the joint development of such product utilizing our Impede Technology for the U.S. market. The Agreement also grants Bayer first right to negotiate a license to the Impede technology for certain other products.

We and Bayer will form a joint development committee to coordinate development of the Bayer Licensed Product. We will be eligible to receive reimbursement of certain of our development costs, success-based development and regulatory milestones payments, and low mid-single digit royalties on net sales of the Bayer Licensed product in countries with patent coverage and a reduced royalty elsewhere.

The term of the Agreement with respect to each country expires when royalties are no longer payable with respect to such country. After expiration of the term Bayer retains a license to sell the Bayer Licensed Product on a royalty free basis. Either party may terminate the Agreement in its entirety if the other party materially breaches the Agreement, subject to an applicable cure period, or in the event the other party makes an assignment for the benefit of creditors, files a petition in bankruptcy or otherwise seeks relief under applicable bankruptcy laws. Bayer may terminate the Agreement immediately prior to completion of our development obligations or at any time upon six (6) months prior written notice thereafter. We may terminate the Agreement with respect to the U.S. if Bayer ceases or suspends development or commercialization of the Bayer Licensed Product for a certain period of time.

Purdue Pharma

The Company received a $250 thousand payment from Purdue Pharma L.P. in June 2015 relating to a December 2014 agreement to settle a patent interference action on U.S. Patent No. 8,101,630 issued to Acura.

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

Nexafed was launched in mid-December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. We sell our Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Our Nexafed products are sold subject to the right of return for a period of up to twelve months after the product expiration. The Nexafed products currently have a shelf life of twenty-four months from the date of manufacture. Given the limited sales history of our Nexafed products, we could not reliably estimate expected returns of the product at the time of shipment to certain customers and accordingly we had deferred revenue. During the first quarter ended March 31, 2015 we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 31, 2015 to recognize revenue that had previously been deferred, resulting in additional net revenues of $314 thousand after recording an allowance for sales returns of $120 thousand, and cost of sales of $255 thousand. At June 30, 2015, we have a $195 thousand sales returns liability which will be reviewed against sales returns activity each quarter. Revenue is being recognized at the time the products are sold to a customer.

Commencing in February 2013, we began earning royalties based on net sales of Aversion Oxycodone by Pfizer. We earned royalties of approximately $4 thousand for the six months ended June 30, 2014. The Pfizer Agreement was terminated effective April 9, 2014 and Pfizer’s royalty payment obligations ceased as of such date. All royalties owed to us have been received.

Shipping and Handling Costs

We record our shipping and handling costs in selling expenses. The amounts recorded to selling expenses from the shipments of Nexafed products during each of the six month periods ended June 30, 2015 and 2014 were not material.

NOTE 5 - RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities. Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We did not have any accrued CRO costs and clinical trial study expenses at either June 30, 2015 or December 31, 2014. We did not have any prepaid CRO costs and clinical trial study expenses at either June 30, 2015 or December 31, 2014.

NOTE 6 - INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consisted of the following (in millions):

	June 30,	December 31,
	2015	2014
Marketable securities:
Corporate bonds - maturing within 1 year	$3.0	$3.5
Corporate bonds - maturing after 1 year and through March 2017	1.7	2.8
Exchange-traded funds	5.0	5.0
Total marketable securities	$9.7	$11.3

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

The following tables provide a summary of the fair value and unrealized gains (losses) related to the Company’s available-for-sale securities (in millions):

	June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$4.7	$-	$-	$4.7
Exchange-traded funds	5.0	-	-	5.0
Total – Current	$9.7	$-	$-	$9.7

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$6.3	$-	$-	$6.3
Exchange-traded funds	5.0	-	-	5.0
Total - Current	$11.3	$-	$-	$11.3

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

Our assets measured at fair value or disclosed at fair value on a recurring basis as at June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	$4.7	$-	$4.7	$-
Exchange-traded funds	5.0	5.0	-	-
Total	$9.7	$5.0	$4.7	$-

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	$6.3	$-	$6.3	$-
Exchange-traded funds	5.0	5.0	-	-
Total	$11.3	5.0	6.3	-

Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) at June 30, 2015 and December 31, 2014 consisted of unrealized losses on securities of $13 thousand.

NOTE 7 – INVENTORIES

Inventories consist of both raw and packaging materials on our Oxaydo product and finished goods held for distribution and sale on our Nexafed products. During 2014, we purchased raw and packaging material inventories for $260 thousand from Pfizer on the Oxaydo product we reacquired from them. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. During the quarter ended March 31, 2015, we recorded a $260 thousand reserve against the raw and packaging material inventory on our Oxaydo product as Egalet will secure its own material requirements. During the quarter ended June 30, 2015, we applied the reserve against our packaging material inventory and we recorded a $47 thousand reserve against finished good inventory. We recorded finished good inventory reserves of $133 thousand and $68 thousand during each of the first and second quarters of 2014, respectively.

We had recorded Nexafed deferred revenue of $0.35 million at December 31, 2014. The related cost of sales of $0.22 million at December 31, 2014 is reported in our balance sheet in the other current deferred assets account and excluded from the reported year end inventories. We recognize both the revenue and cost of sales on these Nexafed shipments once the right of return no longer exists or adequate history and information becomes available to estimate sales returns. During the first quarter ended March 31, 2015, we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 31, 2015 to recognize revenue that had previously been deferred, resulting in additional net revenue of $314 thousand and cost of sales of $255 thousand. Revenue is being recognized at the time the products are sold to a customer.

Our purchases of ingredients and other materials required in our development and clinical trial activities are expensed as incurred.

Inventories are summarized as follows (in thousands):

	June 30,	December 31,
	2015	2014
Raw and packaging materials	$126	$260
Finished goods	264	44
Total	390	304
Less: reserve for raw materials	(126)	(-)
Less: reserve for finished goods	(47)	(-)
Net	$217	$304

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	June 30,	December 31,
	2015	2014
Payroll, payroll taxes, and benefits	$165	$94
Professional services	436	253
Franchise taxes	19	13
Property taxes	15	15
Marketing and promotion	150	61
Clinical, non-clinical and regulatory services	24	83
Other fees and services	54	49
Total	$863	$568

NOTE 9 – DEBT

On December 27, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford” or the “Lender”), for a term loan to the Company in the principal amount of $10.0 million (the “Term Loan”). The full principal amount of the Term Loan was funded on December 27, 2013. We are using the proceeds of the Loan Agreement for general working capital and to fund our business requirements. The Term Loan accrues interest at a fixed rate of 8.35% per annum (with a default rate of 13.35% per annum). The Company was required to make monthly interest−only payments until the April 1, 2015 (“Amortization Date”) and on the Amortization Date, the Company began to make payments of principal and accrued interest in equal monthly installments of $260 thousand sufficient to amortize the Term Loan through the maturity date of December 1, 2018. All unpaid principal and accrued and unpaid interest with respect to the Term Loan is due and payable in full on December 1, 2018. As of June 30, 2015 we have made $768 thousand in principal payments. As security for its obligations under the Loan Agreement, the Company granted Lender a security interest in substantially all of its existing and after−acquired assets, exclusive of its intellectual property assets. Pursuant to the Loan Agreement, the Company is not allowed to pledge its intellectual property assets to others. Upon the execution of the Loan Agreement, we issued to the Lender warrants to purchase an aggregate of up to 298 thousand shares of our common stock at an exercise price equal to $1.595 per share (the “Warrants”). We recorded $400 thousand as debt discount associated with the fair value of the Warrants and are amortizing it to interest expense over the term of the loan using the loan’s effective interest rate. The Warrants are immediately exercisable for cash or by net exercise and will expire December 27, 2020.

On January 7, 2015, we and Oxford entered into an amendment to the Loan Agreement. Pursuant to the amendment, (i) the exercise price of the Warrants was lowered from $1.595 to $0.504 per share (the average closing price of our common stock on Nasdaq for the 10 trading days preceding the date of the amendment) and we recorded additional debt discount of $33 representing the fair value of the warrant modification, (ii) we agreed to maintain a $2.5 million cash reserve until such time as we have repaid $5.0 million in principal of the Term Loan, and (iii) the Lender consented to the terms of our Collaboration and License Agreement with Egalet relating to our Oxaydo product.

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

The Company was obligated to pay customary lender fees and expenses, including a one-time facility fee of $50 thousand and the Lender’s expenses in connection with the Loan Agreement. Combined with the Company’s own expenses and a $100 thousand consulting placement fee, the Company incurred $231 thousand in deferred debt issue costs. We are amortizing these costs, including debt modification additional costs, into interest expense over the term of the loan using the loan’s effective interest rate of 10.16%.

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

Our debt at June 30, 2015 is summarized below (in thousands):

Debt	Current	Long-term	Total
Balance at Dec 31, 2014	$1,758	$8,242	$10,000
Principal payments	(573)	-	(573)
Classification	1,234	(1,234)	-
Balance at Jun 30, 2015	$2,419	$7,008	$9,427

Debt Discount	Current	Long-term	Total
Balance at Dec 31, 2014	$-	$(281)	$(281)
Modification of warrants	-	(33)	(33)
Amortization expense	-	63	63
Balance at Jun 30, 2015	$-	$(251)	$(251)

Debt Issuance Costs	Current	Long-term	Total
Balance at Dec 31, 2014	$-	$(162)	$(162)
Additions	-	-	-
Amortization expense	-	34	34
Balance at Jun 30, 2015	$-	$(128)	$(128)

Net Debt at Jun 30, 2015	$2,419	$6,629	$9,048

Our interest expense during the three and six months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2015	2014	2015	2014
Interest expense:
Term loan	$251	$255	$512	$510
Debt discount	33	30	63	59
Debt issue costs	17	17	34	34
Total interest expense	$301	$302	$609	$603

The remaining annual principal payments on the debt as of June 30, 2015 is as follows (in thousands):

Principal Payments
2015	$1,185
2016	2,522
2017	2,741
2018	2,979
Total	$9,427

NOTE 10 – EQUITY FINANCING

Our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (“SEC”) on March 15, 2013. On April 18, 2013, we filed a prospectus supplement with the SEC pursuant to which we may sell shares of our common stock from time to time in “at the market” offerings and certain other transactions, having sales proceeds of up to $13 million. We did not sell any shares of our common stock pursuant to our prospectus supplement during the year ended December 31, 2014. During the three and six months ended June 30, 2015, we sold approximately 270 thousand shares of our common stock for gross proceeds of approximately $0.23 million. Transaction costs were approximately $8 thousand. The net proceeds of approximately $0.22 million will be used for general corporate purposes, which may include working capital, capital expenditures, research, development and marketing expenditures, clinical trial expenditures, acquisitions of new technologies, and possible investments in or acquisitions of, complementary businesses or technologies. In order to allow for the sale of our shares of common stock under our shelf registration statement pursuant to the Placement Agency Agreement and Securities Purchase Agreement described below, on June 30, 2015, we and MLV & Co., LLC, as sales agent, terminated the At Market Issuance Sales Agreement dated April 18, 2013, thereby terminating any further “at the market offerings” under our prospectus supplement filed with the SEC on April 18, 2013.

On June 30, 2015, we entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which we engaged Roth to act as sole placement agent in a registered direct offering (the “Offering”) of 9.79 million shares of our common stock, par value $.01. On June 30, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which we agreed to sell 9.79 million shares of our common stock at a price of $0.78 per share to the Purchasers in the Offering, for gross proceeds to the Company of approximately $7.63 million, before expenses. The Offering was made pursuant to a prospectus supplement dated June 30, 2015 filed with the Securities and Exchange Commission in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-187075), which became effective on March 15, 2013, and the related base prospectus included in the Registration Statement, as supplemented by the prospectus supplement. The transactions contemplated by the Placement Agency Agreement and the Purchase Agreement closed on July 7, 2015.

Pursuant to the terms of the Placement Agency Agreement, we paid Roth a cash placement fee equal to 6.5% of the gross proceeds in the Offering and reimbursed Roth $35 thousand for its expenses. We estimate that net proceeds from the Offering, after these and other legal expenses, will be approximately $7.0 million.

NOTE 11 - COMMON STOCK WARRANTS

We have outstanding common stock purchase warrants (“warrants”) exercisable for 298 thousand shares of our common stock having an exercise price of $0.504 per share with an expiration date in December 2020. See Note 9 for a discussion of the reduction of the exercise price of the warrants to $0.504 per share. These warrants contain a cashless exercise feature. Our common stock warrant activity during the six months ended June 30, 2015 and 2014 is shown below:

	Six months Ended June 30,
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

Our share-based compensation expense recognized in the Company’s results of operations comprised the following (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2015	2014	2015	2014
Research and development expense:
Stock options	$39	$56	$78	$113

General and administrative expense:
Stock options	$88	$141	$186	$282
Restricted stock units	24	60	47	60
Subtotal	$112	$201	$233	$342

Total	$151	$257	$311	$455

 Stock Option Award Plans

We have one stock option plan in effect, and one stock option plan has expired by its terms, but pursuant to which stock options have been granted and remain outstanding. Our stock option award activity during the six months ended June 30, 2015 and 2014 is shown below:

	Six months Ended June 30,
	2015		2014
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, beginning	4,556	$4.14	3,738	$4.99
Granted	-	-	-	-
Exercised	-	-	(31)	1.30
Forfeited or expired	(75)	5.25	-	-
Outstanding, ending	4,481	$4.13	3,707	$5.02
Options exercisable	3,719	$4.82	3,295	$5.42

No stock options were exercised during the six months ended June 30, 2015. During the six months ended June 30, 2014, a total of 31 thousand stock options were exercised by our employees. Of the total amount of these stock option exercises, 24 thousand of stock options were exercised under various cashless exercise features of the plan. Our employees elected to have 18 thousand shares withheld in satisfaction of $36 thousand for both the exercise costs and withholding tax obligations on those options, resulting in the net issuance of 13 thousand shares of common stock from all stock option exercises.

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

A summary of the grants under the RSU Plans consisted of the following (in thousands):

	Six months Ended June 30,
	2015		2014
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, beginning	147	147	829	829
Granted	206	-	147	-
Distributed	(129)	(129)	(829)	(829)
Vested	-	103	-	74
Forfeited or expired	-	-	-	-
Outstanding, ending	224	121	147	74

2005 Restricted Stock Unit Award Plan

Under our 2005 RSU Plan, one-fourth of vested shares of common stock underlying RSU awards of 3.3 million shares will be distributed (after payment of exercise costs of $0.01 par value per share) on January 1 of each of years 2011 thru 2014. On January 1, 2014, 0.50 million shares were distributed to the holders while 0.33 million shares were withheld by the Company upon elections made to exchange RSUs in satisfaction of $0.5 million withholding tax obligations.

All RSUs granted under the 2005 RSU Plan had been distributed effective January 1, 2014.

2014 Restricted Stock Unit Award Plan

Our 2014 RSU Plan was approved by shareholders on May 1, 2014 and permits the grant of up to 2.0 million shares of our common stock pursuant to awards under the 2014 RSU Plan. As of June 30, 2015, 1.65 million shares are available for award under the 2014 RSU Plan.

Information about the awards under the 2014 RSU Plan is as follows:

•	On May 1, 2014, we awarded approximately 37 thousand RSUs to each of our 4 non-employee directors. Such RSU awards vested 50% on June 30, 2014 and 25% on each of September 30 and December 31, 2014. Such non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The RSU awards subject to cash settlement are recorded as a liability in the Company’s balance sheet. The liability was $26 thousand at December 31, 2014. Accordingly the vested portion of the awards containing the cash settlement feature are being marked-to-market each reporting period until they are distributed. Marked-to-market accounting can create fluctuations in our compensation expense including the need to record additional expense. RSU awards are generally distributed on the first business day of the year after vesting, but such distribution can be deferred until a later date at the election of the non-employee director.
•	On January 2, 2015, we awarded approximately 51.5 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2015. The RSU awards subject to cash settlement are subject to marked-to market accounting and the liability recorded in the Company’s balance sheet was $49 thousand at June 30, 2015. Distributions of stock under the January 2, 2015 award cannot be deferred until a later date and the stock under such awards will be distributed on January 4, 2016.

Information about the distribution of shares under the 2014 RSU Plan is as follows:

•	On January 2, 2015, 129 thousand RSUs from the May 1, 2014 award were distributed and 18 thousand RSUs were deferred until a future distribution date. Of the 129 thousand RSUs distributed, 99 thousand RSUs were distributed in common stock and 30 thousand RSUs were settled in cash.

NOTE 13 – INCOME TAXES

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both June 30, 2015 and December 31, 2014, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss (“NOL”) carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized. We have approximately $51.5 million federal income tax benefits at December 31, 2014 derived from $151.4 million Federal NOLs at the U.S. statutory tax rate of 34% and $2.9 million state NOLs, available to offset future taxable income, some of which have limitations for use as prescribed under IRC Section 382. Our Federal and state NOLs will expire in varying amounts between 2016 and 2034 if not used, and those expirations will cause fluctuations in our valuation allowances. As of December 31, 2014 we had federal research and development tax credits of approximately $1.1 million, which expire in the years 2024 through 2034. We also had approximately $0.3 million of Indiana state research and development tax credits, which expire in the years 2015 through 2017.

NOTE 14 – EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested Restricted Stock Units (“RSUs”) (see Note 12). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2015 and 2014 as the Company reported a net loss for the three and six month periods, and including the effects of common stock equivalents in the diluted EPS calculation would have been antidilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following:

	Three months Ended June 30,		Six months Ended June 30,
	2015	2014	2015	2014
EPS – basic and diluted
Numerator: net loss	$(2,663)	$(3,521)	$(1,424)	$(7,609)
Denominator:
Common shares	49,163	48,848	49,055	48,846
Vested RSUs	70	-	46	-
Basic and diluted weighted average shares outstanding	49,233	48,848	49,101	48,846
EPS – basic and diluted	$(0.05)	$(0.07)	$(0.03)	$(0.16)

Excluded securities:
Common shares issuable:
Stock options	4,481	3,707	4,481	3,707
Nonvested RSUs	103	73	103	73
Common stock warrants	298	2,154	298	2,154
Total excluded common shares	4,882	5,934	4,882	5,934

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purdue Pharma Complaint

In April 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against us and our Oxaydo product licensee Egalet US, Inc. and its parent Egalet Corporation in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s U.S. patent 8,389,007. The complaint seeks injunctive relief as well as awards of damages and attorneys’ fees. We deny the allegations in the complaint, believe they are without merit and are defending the action vigorously.

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

In the Pennsylvania action, over 200 lawsuits have been filed against Acura and Halsey Drug Company alleging that plaintiffs developed neurological disorders as a result of their use of the Reglan brand and/or generic metoclopramide. In the New Jersey action, plaintiffs filed approximately 150 lawsuits against us, but served less than 50 individual lawsuits upon us. In the California action, there are 89 pending cases against us, with more than 445 individual plaintiffs.

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

In New Jersey, Generic Defendants, including Acura, filed dispositive motions based on the Mensing decision, which the Court granted with a limited exception. In June 2012, the New Jersey trial court dismissed all of the New Jersey cases pending against Acura with prejudice.  It is possible that this ruling may eventually be appealed by plaintiffs at the conclusion of the litigation in the trial court.

In Pennsylvania, and California, Generic Defendants, including Acura, also filed dispositive motions based on the Mensing decision.

In Pennsylvania, on November 18, 2011, the trial court denied Generic Defendants’ dispositive preemption motions, without prejudice. In July 2013, the Pennsylvania Superior Court issued an adverse decision, and a subsequent appeal to the Pennsylvania Supreme Court was denied. On December 16, 2014, the Generic Defendants filed a Joint Petition for Certiorari with the United States Supreme Court captioned Teva Pharmaceuticals USA, Inc. et al. v. Dorothy Bentley, et al., No. 14-711 (U.S.) seeking reversal of the Pennsylvania state court decision. On April 27, 2015, the U.S. Supreme Court denied this Petition and this matter has been returned to the trial court for further proceedings. Pending a further court order, these proceedings are stayed.  On July 16, 2015, the court has scheduled a conference to address lifting the stay and to confirm procedures for further litigation. To the extent, however, that plaintiffs intend to pursue these claims, Acura nonetheless remains optimistic that most, if not all, of these Philadelphia cases will eventually be dismissed against it based upon the favorable aspects of the Superior Court’s narrow preemption ruling and lack of product identification, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by Acura’s insurance carrier.

In California, the trial court entered a May 25, 2012 Order denying Generic Defendants’ dispositive preemption motions. The Generic Defendants’ appeals from this order were denied by the California appellate courts. In May 2014, the California Court denied a subsequent demurrer and motion to strike seeking dismissal of plaintiffs’ manufacturing defect and defective product claims to the extent that they are barred by federal preemption based upon the June 2013 Bartlett decision.  Thus far, Acura and most Generic Defendants have not been required to file answers or other responsive pleadings in each individual case in which they are named defendants. However, the individual cases against Acura have been stayed pending further action by the trial court. Subject to further developments, plaintiffs may be permitted to proceed with these lawsuits against Acura including state law claims based on (1) failing to communicate warnings to physicians through “Dear Doctor” letters; and (2) failure to update labeling to adopt brand labeling changes. The California trial court also has acknowledged the preemptive effect of Mensing so that any claim “that would render the generic defendants in violation of federal law if they are found responsible under a state law cause of action, would not be permissible.” To date, however, none of these plaintiffs have confirmed they ingested any of the generic metoclopramide manufactured by Acura.  Therefore, we expect the number of plaintiffs with possible claims to be reduced voluntarily or by motion practice.  Action will be taken in an effort to dismiss Acura from these cases, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by our insurance carrier.

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of June 30, 2015 and we are presently unable to determine if any potential loss would be covered by our insurance carrier.

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

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to:

•	our ability to fund or obtain funding for our continuing operations, including the development of our products utilizing our Aversion®, Impede® and Limitx™ technologies;

•	our and our licensee’s ability to successfully launch and commercialize our products and technologies, including Oxaydo Tablets and our Nexafed products;

•	the pricing and price discounting that may be offered by Egalet for Oxaydo;

•	whether we can successfully develop a product under our agreement with Bayer;

•	the results of our development of our Limitx™ technology;

•	our and our licensee’s ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;

•	the market acceptance of and competitive environment for any of our products;

•	the willingness of pharmacies to stock our Nexafed products;

•	expectations regarding potential market share for our products and the timing of first sales;

•	our ability to develop and enter into additional license agreements for our product candidates using our technologies;

•	our exposure to product liability and other lawsuits in connection with the commercialization of our products;

•	the increasing cost of insurance and the availability of product liability insurance coverage;

•	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;

•	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;

•	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet over-the-counter (“OTC”) Monograph standards as applicable;

•	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;

•	changes in regulatory requirements;

•	adverse safety findings relating to our commercialized products or product candidates in development;

•	whether the FDA will agree with our analysis of our clinical and laboratory studies;

•	whether further studies of our product candidates will be required to support FDA approval;

•	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and will be able to promote the features of our abuse discouraging technologies; and

•	whether Oxaydo or our Aversion and Limitx™ product candidates will ultimately deter abuse in commercial settings and whether our Nexafed products and Impede technology product candidates will disrupt the processing of pseudoephedrine into methamphetamine.

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

Company Overview

We are a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse. Oxaydo™ Tablets (formerly known as Oxecta®)(oxycodone HCl, CII), is the first approved product utilizing Aversion in the United States. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. We are advised that Egalet plans to launch Oxaydo in the United States in the third quarter of 2015. We have also developed Impede Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine. We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launch our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have multiple pseudoephedrine products in development utilizing our Impede Technology. On June 15, 2015, we and Bayer Healthcare LLC (“Bayer”) entered into a License and Development Agreement (the “Bayer Agreement”) pursuant to which we granted Bayer an exclusive worldwide license to our Impede Technology for use in an undisclosed methamphetamine resistant pseudoephedrine – containing product and providing for the joint development of such product using our Impede Technology for the U.S. market. Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested. We are conducting manufacturing scale-up and plan to conduct a pharmacokinetic study on a hydromorphone product formulation using our Limitx technology under a grant from the National Institute on Drug Abuse of the National Institutes of Health. On April 9, 2015, we announced initiation of development of an immediate release hydrocodone bitartrate with acetaminophen product utilizing our Limitx technology.

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

We have an active development program to develop an extended-release version of our Impede technology to capitalize on higher sales products in the category. We also are investigating new technologies that would improve on our meth-resistant capabilities. On March 23, 2005, we announced preliminary top line results from our pilot clinical study demonstrating bioequivalence of our Nexafed extended release tablets to Johnson & Johnson’s Sudafed® 12-hour Tablets. Nexafed extended release tablets utilize our Impede 2.0 enhanced meth-resistant technology. Our Impede 2.0 technology has demonstrated, in the direct conversion, or “one-pot”, methamphetamine conversion process performed by an independent pharmaceutical services company, the ability to reduce meth-yields, on average, by 75% compared to Sudafed® Tablets.

In May 2014 we announced that the FDA questioned whether the intranasal route is a relevant route of abuse for hydrocodone/acetaminophen products, which we were developing with our Aversion Technology. In October 2014, the FDA denied on procedural grounds our formal dispute resolution request appealing the position taken by the Division of Anesthesia, Analgesia and Addiction Products (“DAAAP”) that abuse by snorting hydrocodone with acetaminophen products lacks relevance. The FDA’s April 2015 Abuse-Deterrent Opioid Evaluation and Labeling Guidance (the “FDA’s April 2015 Guidance”) appears to take the same position by indicating that immediate-release opioid and acetaminophen products are predominantly abused using the oral route and products demonstrating a deterrent effect by the nasal route may not meaningfully reduce overall abuse of the product. In view of the regulatory history of Aversion Hydrocodone/APAP and the FDA’s April 2015 Guidance, we have indefinitely suspended further development of our Aversion Hydrocodone/APAP and reallocated resources to our Limitx hydromorphone and hydrocodone/APAP product candidates.

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

Egalet Agreement Covering Oxaydo

On January 7, 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation, (collectively, “Egalet”) entered into a Collaboration and License Agreement (the “Egalet Agreement”) to commercialize Oxaydo™ tablets containing our Aversion® Technology. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Egalet Agreement, we transferred the approved NDA for Oxaydo to Egalet and Egalet is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide (the “Territory”) in all strengths, subject to our right to co-promote Oxaydo in the United States.

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

Egalet paid us an upfront payment of $5 million upon signing of the Egalet Agreement and will pay us a $2.5 million milestone on the earlier to occur of (A) the launch of Oxaydo or (B) January 1, 2016. In addition, we will be entitled to a one-time $12.5 million milestone payment when worldwide Oxaydo net sales reach $150 million in a calendar year. In addition, we will receive from Egalet a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year (excluding net sales resulting from our co-promotion efforts). In any calendar year in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Egalet’s royalty payment obligations commence on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to the Product). Royalties will be reduced upon the entry of generic equivalents, as well for payments required to be made by Egalet to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

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

We launched Nexafed commercially in mid-December 2012 into the United States OTC market for cold and allergy products. We have built a distribution system of several regional and national drug wholesalers for redistribution to pharmacies which includes the three largest U.S. drug wholesalers: McKesson, Cardinal Health and AmerisourceBergen. We also ship directly to the warehouses of certain pharmacy chains. Nexafed is currently stocked in approximately 13,000 pharmacies or about 20% of the estimated 65,000 U.S. pharmacy outlets. Initial adoption was primarily in independent pharmacies in predominately rural communities with high meth awareness. Chain pharmacies, with more centralized control of the pharmacy operations, began adopting in mid-2013, including Kroger, Publix, Fruth and Bartells. Some pharmacists are actively recommending Nexafed to their customers while some have replaced all 30mg PSE products, brand and generic, with Nexafed. Rite Aid, the nation’s fourth largest pharmacy operator, began purchasing Nexafed in late 2013. In late 2014, Kmart and Kroger initiated chain-wide stocking of Nexafed.

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

Impede Technology Products in Development

Given the fragmented nature of the PSE market with products containing multiple active ingredients, we are developing additional products for our Nexafed franchise:

Impede Technology Product	Status
Immediate-release pseudoephedrine HCl in combination with other cold and allergy active ingredients	Nexafed Sinus Pressure + Pain launched Other formulations being considered

Extended-release formulation utilizing Impede 2.0 technology	Pilot pharmacokinetic testing demonstrated bioequivalence to Sudafed® 12-hour Tablets

Extended – release combination products	Formulations being considered

Methamphetamine resistant pseudoephedrine – containing product	In development pursuant to Bayer Agreement

We currently expect to initiate a pre-IND meeting with the FDA to discuss the results from our pharmacokinetic and meth testing studies to determine the development path for our extended-release development product, which, we believe, will require and NDA or ANDA submission to the FDA.

Our objective is to establish our own Nexafed franchise in the United States with multiple product offerings, including both immediate and extended release products utilizing both single and combinations of active ingredients. We aim to make meth-resistant PSE product the standard of care in all U.S. pharmacies. We will evaluate possible licensing of our Impede Technology with commercial partners. Within the United States, we may consider additional licenses with appropriate partners that can: (a) help advance our distribution network with the goal of making meth-resistant products the standard of care in all U.S. pharmacies, and/or (b) extend our internal development resources to develop difficult to formulate products, such as extended-release.

Bayer Agreement

On June 15, 2015, we and Bayer entered into a License and Development Agreement pursuant to which we granted Bayer an exclusive worldwide license to our Impede™ Technology for use in an undisclosed methamphetamine resistant pseudoephedrine-containing product and providing for the joint development of such product using our Impede Technology for the U.S. market. The Agreement also grants Bayer first right to negotiate a license to the Impede™ Technology for certain other products. We are eligible to receive reimbursement of certain our development expenses, success-based development and regulatory milestone payments, and low mid-single digit royalties on the net sales of the developed product in countries with patent coverage and a reduced royalty elsewhere.

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

The market for cold, sinus and allergy products is highly competitive and many products have strong consumer brand recognition and, in some cases, prescription drug heritage. Category leading brands are often supported by national mass marketing and promotional efforts. Consumers often have a choice to purchase a less expensive store brand. Store brands contain the same active ingredients as the more popular national brands but are not supported by large marketing campaigns and are offered at a lower price. Non-prescription products are typically distributed through retail outlets including drug store chains, food store chains, independent pharmacies and mass merchandisers. The distribution outlets for PSE products are highly consolidated. According to Chain Drug Review, the top 50 drug, food and mass merchandising chains operate approximately 40,000 pharmacies in the U.S., of which 58% are operated by the four largest chains. Stocking decisions and pharmacists recommendations for these chain pharmacies are often centralized at the corporate headquarters. We believe Johnson and Johnson, after a several year hiatus, will be reintroducing Sudafed 30mg tablets, without any meth resistant technology, into the US market in July 2015 with a factory price consistent with Nexafed but with steep discounting to consumer in an effort to reestablish market share.

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

Limitx™ Technology

Limitx™ technology is an early stage technology intended to address abuse by excess oral consumption of multiple tablets and provide a margin of safety during accidental over-ingestion of tablets. In proof of concept laboratory tests, Limitx™ tablets demonstrated the ability to limit the release of the active ingredient from tablets when multiple tablets are simultaneously introduced into simulated gastric fluid. Using ..055N HCl dissolution bath, a single Limitx tablet released most of its active ingredient within 15 minutes while eight Limitx tablets in the same bath released the equivalent of one tablet’s active ingredient in 15 minutes. Eight immediate-release tablets of a marketed product comparator released most of its active ingredient in 15 minutes compared with over 2 hours for the eight Limitx tablets.

The FDA’s 2015 Guidance singles out immediate-release combination products with acetaminophen as being predominately abused by the oral route and that reducing nasal snorting of these products may not be meaningful. The initial Limitx™ formulation utilizes hydromorphone as its sole active ingredient. We intend to initiate formulation development of a hydrocodone/APAP product candidate utilizing our Limitx technology upon the conclusion of formulation optimization for our Limitx hydromorphone product. We have been issued a Notice of Allowance by the USPTO for our patent application covering our Limitx™ technology.

Development of our Limitx technology is being supported by a $300 thousand grant (the “Grant”) by the National Institute on Drug Abuse (“NIDA”) of the National Institutes of Health, of which we have received $214 thousand in July 2015. Phase I of development is to create an optimized formulation of our hydromorphone product candidate that can be commercially manufactured and is suitable for human testing. In Phase I, we will be developing a formulation and manufacturing process that mimics, at research scale batches, commercial manufacturing scale equipment and test and evaluate the tablets in our proof of concept dissolution apparatus. We have successfully manufactured small scale batches of the key micro-particle at our Culver facility but believe the manufacturing process used will not be scalable for commercial batches. We have completed the installation of new equipment for use in this process and run multiple test batches using different processing parameters. The initial test batches demonstrated that the micro-particles produced on the new equipment had slightly altered release characteristics than our early prototype formulations that we deemed unfavorable. We have begun experimenting with adding additional inactive ingredients into the micro-particle processing which has yielded some early promising results.

In Phase II, we will perform human pharmacokinetic testing of our hydromorphone product candidate to characterize the release of drug in vivo. NIDA funding of Phase II development, for which an application has already been submitted, will be contingent upon (1) assessment by NIDA of the Phase I progress report and its determination that the Phase I milestones were achieved, (2) review and approval of other documents necessary for continuation, and (3) availability of funds. No assurance can be given that Phase II development funding will be provided by NIDA. We are assessing whether this initial pharmacokinetic study will require the filing of an Investigational New Drug application, or IND, with the FDA or if it can be executed under IND exemptions in the regulations.

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

In June 2015, we received a Notice of Allowance for the USPTO for our patent application covering our Limitx Technology.

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

In 2012 and 2013, we received Paragraph IV Certification Notices from five generic sponsors of an ANDA for a generic drug listing our Oxaydo product as the reference listed drug. The Paragraph IV Notices referred to our 920, 726 and 439 Patents, which cover our Aversion® Technology and our Oxaydo product. We filed suit against each of such generic sponsors, Watson Laboratories, Inc., Par Pharmaceutical, Inc., Impax Laboratories, Inc., Sandoz Inc. and Ranbaxy Inc., in the United States District Court for the District of Delaware alleging infringement of our 726 Patent listed in the FDA’s Orange Book. Our litigation against Watson Laboratories was dismissed by us following Watson Laboratories’ change of its Paragraph IV Certification to a Paragraph III Certification, indicating it would not launch its generic product until the expiry of our applicable Patents. Our litigation against each of the remaining generic sponsors was settled during the period October 2013 through May 2014 on an individual basis, upon mutual agreement between us and such generic sponsors. None of such settlements impacted the validity or enforceability of our Patents. See “Note 3 – License, Development and Commercialization Agreements - Paragraph IV ANDA Litigation and License Grants” for a discussion of the settlements and license grants relating to such patent litigation.

In April, 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against us and our Oxaydo™ product licensee Egalet US, Inc. and its parent Egalet Corporation in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s U.S. Patent No. 8,389,007. The complaint seeks injunctive relief as well as awards of damages and attorneys’ fees. We deny the allegations in the complaint, believe they are without merit and are defending the action vigorously.

Reference is made to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion, among other things, of patent applications and patents owned by third parties, including claims that may encompass our Aversion Technology and Oxaydo tablets, and the risk of infringement, interference or opposition proceedings that we may be subject to arising from such patents and patent applications.

Company’s Present Financial Condition

At June 30, 2015, we had cash, cash equivalents and marketable securities of $10.9 million compared to $12.1 million of cash, cash equivalents and marketable securities at December 31, 2014. We have a $2.5 million compensating balance requirement as a debt provision at June 30, 2015. Excluding the compensating balance requirement, the Company had unrestricted working capital of $5.6 million at June 30, 2015 compared to working capital of $10.2 million at December 31, 2014. We had an accumulated deficit of approximately $364 million and $362 million at June 30, 2015 and December 31, 2014, respectively. We had loss from operations of $0.9 million and net loss of $1.4 million for the six months ended June 30, 2015, compared to a loss from operation of $7.1 million and a net loss of $7.6 million for the six months ended June 30, 2014. As of July 30, 2015, our unrestricted cash, cash equivalents and marketable securities, less our compensating balance requirement of $2.5 million, was $14.9 million.

To fund our continued operations, we expect to rely on our current cash resources, milestone and royalty payments, if any, that may be made under the Egalet Agreement, development reimbursement payments, milestones and royalty payments that may be made under the Bayer Agreement, milestones and royalty payments that may be made under future license agreements with other pharmaceutical company partners, of which there can be no assurance of obtaining, and revenues from our commercialization of our Nexafed products. Our cash requirements for operating activities may increase in the future as we continue to conduct pre-clinical studies and clinical trials for our product candidates, maintain, defend, and expand the scope of our intellectual property, hire additional personnel, commercialize our Nexafed products, or invest in other areas.

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

Three months Ended June 30, 2015 Compared to Three months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	Increase (decrease)
	$000’s		$000’s	Percent
Revenues:
Royalty revenue	$-	$1	$(1)	(100)%
Product sales, net	91	34	57	168
License fee	250	-	250	100
Total revenues, net	341	35	306	874

Operating expenses:
Cost of sales	98	42	56	133
Inventory write-down	47	68	(21)	(31)
Research and development	511	1,281	(770)	(60)
Selling, marketing, general and administrative	2,083	1,916	167	9
Total operating expenses	2,739	3,307	(568)	(17)
Operating loss	(2,398)	(3,272)	(874)	(27)

Non-operating income (expense):
Investment income	36	53	(17)	(32)
Interest expense	(301)	(302)	(1)	-
Total other expense, net	(265)	(249)	16	4

Loss before income taxes	(2,663)	(3,521)	(858)	(24)
Provision for income taxes	-	-	-	-
Net loss	$(2,663)	$(3,521)	$(858)	(24)%

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

Given the limited sales history of Nexafed, we could not reliably estimate expected returns of the product at the time of shipment to certain customers and accordingly we had deferred revenue. As of December 31, 2014, we had $353 thousand of deferred revenue on our balance sheet related to Nexafed shipments which occurred since its commercial launch. During the first quarter ended March 31, 2015, we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 2015 to recognize revenue that had previously been deferred, resulting in additional net revenue of $314 thousand. Revenue is being recognized at the time the product is sold to a customer.

Royalty Revenue

In connection with our License, Development, and Commercialization Agreement dated October 30, 2007 with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer Inc., (which agreement has since been terminated effective April 2014) we began to earn royalties on Oxecta net sales starting in February 2013. We recorded royalties of approximately $1 thousand for the three months ended June 30, 2014 on Pfizer’s net sales of Oxecta of approximately $20 thousand. The Pfizer Agreement was terminated effective April 9, 2014 and Pfizer’s royalty payment obligations ceased as of such date.

License Fees

On January 7, 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation, (collectively, “Egalet”) entered into a Collaboration and License Agreement (the “Egalet Agreement”) to commercialize Oxaydo™ tablets containing our Aversion® Technology. Egalet paid us an upfront payment of $5.0 million upon signing of the Egalet Agreement.

The Company received a $250 thousand payment from Purdue Pharma L.P. in June 2015 relating to a December 2014 agreement to settle a patent interference action on U.S. Patent No. 8,101,630 issued to Acura.

Cost of Sales

Cost of sales includes third-party acquisition costs, third-party warehousing and product distribution charges and inventory reserve charges for the Nexafed product line. During the first quarter ended March 31, 2015, we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 2015 to recognize revenue that had previously been deferred, resulting in additional cost of sales of $255 thousand. For the three months ended June 30, 2015 and 2014, cost of sales was $98 thousand and $42 thousand, respectively.

During the quarter ended June 30, 2015 and 2014, we recorded $47 thousand and $68 thousand inventory reserve expense against finished goods, respectively.

Operating Expenses

Research and development expense (R&D) during the three months ended June 30, 2015 and 2014 was primarily for our Aversion or our Impede Technologies development including costs of preclinical and non-clinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of the three month 2015 and 2014 results are non-cash share-based compensation expenses of $39 thousand and $56 thousand million, respectively. Excluding the share-based compensation expense, our R&D expenses decreased approximately $0.8 million between reporting periods primarily from a reduction in development expenses on product candidates.

Selling and marketing expenses during the three months ended June 30, 2015 and 2014 was primarily of advertising and marketing activities on the Nexafed product line. Our Nexafed advertising and marketing activities will continue in 2015. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the three month 2015 and 2014 results are non-cash share-based compensation expenses of $0.1 million and $0.2 million, respectively. Excluding the share-based compensation expense our selling, marketing, general and administrative expenses increased by $0.3 million between reporting periods, resulting primarily from an increase in advertising and marketing activities and our legal expenses.

Non-Operating Income (Expense)

During the three months ended June 30, 2015 and 2014, non-operating expense consisted principally of interest expense on the $10.0 million promissory note we entered into on December 27, 2013 less investment income derived from our investments.

Income Taxes

Our results for 2015 includes no federal or state income tax expense as we have no assurance of realizing operating income for the annual period of 2015. Our results for 2014 included no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Six months Ended June 30, 2015 Compared to Six months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	Increase (decrease)
	$000’s		$000’s	Percent
Revenues:
Royalty revenue	$-	$4	$(4)	(100)%
Product sales, net	448	73	375	513
License fee	5,250	-	5,250	100
Total revenues, net	5,698	77	5,621	100

Operating expenses:
Cost of sales	422	80	342	428
Inventory write-down	307	201	106	53
Research and development	1,475	2,719	(1,244)	(46)
Selling, marketing, general and administrative	4,380	4,175	205	5
Total operating expenses	6,584	7,175	(591)	(8)
Operating loss	(886)	(7,098)	(6,212)	(88)

Non-operating income (expense):
Investment income	71	97	(26)	(27)
Interest expense	(609)	(603)	6	1
Other expense	-	(5)	(5)	(100)
Total other expense, net	(538)	(511)	27	5

Loss before income taxes	(1,424)	(7,609)	(6,185)	(81)
Provision for income taxes	-	-	-	-
Net loss	$(1,424)	$(7,609)	$(6,185)	(81)%

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

Given the limited sales history of Nexafed, we could not reliably estimate expected returns of the product at the time of shipment to certain customers and accordingly we had deferred revenue. As of December 31, 2014, we had $353 thousand of deferred revenue on our balance sheet related to Nexafed shipments which occurred since its commercial launch. During the first quarter ended March 31, 2015, we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 2015 to recognize revenue that had previously been deferred, resulting in additional net revenue of $314 thousand. Revenue is being recognized at the time the product is sold to a customer.

Royalty Revenue

In connection with our License, Development, and Commercialization Agreement dated October 30, 2007 with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer Inc., (which agreement has since been terminated effective April 2014) we began to earn royalties on Oxecta net sales starting in February 2013. We recorded royalties of approximately $4 thousand for the six months ended June 30, 2014 on Pfizer’s net sales of Oxecta of approximately $80 thousand. The Pfizer Agreement was terminated effective April 9, 2014 and Pfizer’s royalty payment obligations ceased as of such date.

License Fees

On January 7, 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation, (collectively, “Egalet”) entered into a Collaboration and License Agreement (the “Egalet Agreement”) to commercialize Oxaydo™ tablets containing our Aversion® Technology. Egalet paid us an upfront payment of $5.0 million upon signing of the Egalet Agreement.

The Company received a $250 thousand payment from Purdue Pharma L.P. in June 2015 relating to a December 2014 agreement to settle a patent interference action on U.S. Patent No. 8,101,630 issued to Acura.

Cost of Sales

Cost of sales includes third-party acquisition costs, third-party warehousing and product distribution charges and inventory reserve charges for the Nexafed product line. During the first quarter ended March 31, 2015 we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 2015 to recognize revenue that had previously been deferred, resulting in additional cost of sales of $255 thousand. For the six months ended June 30, 2015 and 2014, cost of sales was $422 thousand and $80 thousand, respectively.

During the six months ended June 30, 2015 and 2014, we recorded $47 thousand and $201 thousand inventory reserve expense against finished goods, respectively. During the six months ended June 30, 2015, we recorded a $260 thousand reserve against raw and packaging material inventories we purchased from Pfizer for the Oxaydo product we reacquired from them.

Operating Expenses

Research and development expense (R&D) during the six months ended June 30, 2015 and 2014 was primarily for our Aversion or our Impede Technologies development including costs of preclinical and non-clinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of the six month 2015 and 2014 results are non-cash share-based compensation expenses of $0.1 million. Excluding the share-based compensation expense, our R&D expenses decreased approximately $1.2 million between reporting periods primarily from a reduction in development expenses on product candidates.

Selling and marketing expenses during the six months ended June 30, 2015 and 2014 was primarily of advertising and marketing activities on the Nexafed product line. Our Nexafed advertising and marketing activities will continue in 2015. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the six month 2015 and 2014 results are non-cash share-based compensation expenses of $0.2 million and $0.3 million, respectively. Excluding the share-based compensation expense our selling, marketing, general and administrative expenses increased by $0.3 million between reporting periods, resulting primarily from increases in advertising and marketing activities and our legal expenses.

Non-Operating Income (Expense)

During the six months ended June 30, 2015 and 2014, non-operating expense consisted principally of interest expense on the $10.0 million promissory note we entered into on December 27, 2013 less investment income derived from our investments.

Income Taxes

Our results for 2015 includes no federal or state income tax expense as we have no assurance of realizing operating income for the annual period of 2015. Our results for 2014 included no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Liquidity and Capital Resources

At June 30, 2015, we had cash, cash equivalents and marketable securities $10.9 million compared to $12.1 million at December 31, 2014. We have a $2.5 million compensating balance requirement under our Oxford term loan. Excluding the compensating balance requirement, we had unrestricted working capital of $5.6 million at June 30, 2015 compared to $10.2 million at December 31, 2014.

Pending the receipt of further milestones and royalty payments under the Egalet Agreement, development reimbursement payments, milestones and royalty payments that may be made under the Bayer Agreement, milestones and royalty payments that may be made under similar agreements for our products in development anticipated to be negotiated and executed with other pharmaceutical company partners, of which no assurance can be given, we must rely on revenues from our Nexafed products sales and our cash and marketable securities to fund the development of our Impede Technology, Limitx Technology and Aversion Technology and related administrative and operating expenses. Our future sources of revenue, if any, will be derived from milestone payments and royalties under the Egalet Agreement, the Bayer Agreement and similar agreements for our products in development with other pharmaceutical company partners, for which there can be no assurance, and from the commercialization of our Nexafed products and other Impede Technology products that we expect to develop.

As of July 30, 2015, our unrestricted cash, cash equivalents and marketable securities, less our compensating balance requirement of $2.5 million, was approximately $14.9 million. We estimate that such unrestricted cash reserves and marketable securities will be sufficient to fund the development of Impede Technology, Limitx Technology and Aversion Technology product candidates, and related operating expenses at least through the next 12 months.

The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to the development and commercialization of our product candidates.

NASDAQ Notification

On September 18, 2014 the Company received a written notification from NASDAQ notifying the Company that it had failed to comply with the $1.00 minimum bid price requirement in NASDAQ Listing Rule 5550(a)(2)(the “Rule”) because the bid price for the Company’s common stock over a period of 30 consecutive business days prior to such date had closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ’s Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until March 17, 2015, to regain compliance with the Rule. After determining that it would not be in compliance with the Rule by March 17, 2015, the Company notified NASDAQ and applied for an extension of the cure period, as permitted under the original notification.

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

(b)    Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 3, “License, Development, and Commercialization Agreement – Paragraph IV ANDA Litigation and License Grants”, and Note 15, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Item 1A. Risk Factors

Investors in our common stock should consider the following risk factor, in addition to those risk factors set forth in our 2014 Annual Report on Form 10-K:

We Require Additional Funding

We anticipate that we will require additional financing or entry into license or collaborative agreements with third parties providing for net proceeds to the Company. No assurance can be given that the Company will be successful in obtaining any such financing or in securing license or collaborative agreement with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations. Although the Company believes it has cash and marketable securities sufficient to fund operations through at least the next 12 months, in the absence of such financing or third-party license or collaborative agreements, the Company may be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Even assuming the Company is successful in securing additional sources of financing to fund continued operations, there can be no assurance that the proceeds of such financing will be sufficient to fund operations until such time, if at all, that the Company generates sufficient revenue from our products and product candidates to sustain and grow our operations.

Item 6. Exhibits

The exhibits required by this Item are listed below.

10.1	License and Development Agreement dated as of June 5, 2015 between the Registrant and Bayer HealthCare LLC (certain information has been omitted and filed separately with the Securities and Exchange Commission and confidential treatment has been requested with respect to the omitted portion).

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2015	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
President & Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

