Form 10-Q
period 2015-09-30
ACURA PHARMACEUTICALS, INC
filed 2015-11-04
CIK 786947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20649

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015 the registrant had 11,800,986 shares of common stock, $0.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Part 1. FINANCIAL INFORMATION
		Page No.
Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited)	2

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine months Ended September 30, 2015 and September 30, 2014 (unaudited)	3

	Consolidated Statement of Stockholders’ Equity for the Nine months Ended September 30, 2015 (unaudited)	4

	Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2015 and September 30, 2014 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4.	Controls and Procedures	40

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 6.	Exhibits	41

Signatures		41

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,324	$774
Marketable securities (Note 6)	11,929	11,322
Accounts receivable, net of allowances of $88 and $5	167	76
Accrued investment income	51	66
Inventories, net (Note 7)	74	304
Prepaid expenses and other current assets	488	471
Other current deferred assets	1	218

Total current assets	16,034	13,231
Property, plant and equipment, net (Note 8)	1,042	957
Intangible asset, net of accumulated amortization of $310 and $155 (Note 3)	1,690	1,845
Other assets	175	-

Total assets	$18,941	$16,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$276	$217
Accrued expenses (Note 9)	825	568
Other current liabilities	33	26
Accrued interest	62	70
Sales returns liability	173	-
Deferred revenue	-	353
Current maturities of long-term debt (Note 10)	2,470	1,758

Total current liabilities	3,839	2,992
Long-term debt, net of discount of $220 and $281, and debt issuance costs of $112 and $162 (Note 10)	6,038	7,799
Long-term portion of accrued interest	339	190

Total liabilities	10,216	10,981

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock: $.01 par value per share; 100,000 shares authorized, 11,801 and 9,770 shares issued and outstanding at 2015 and 2014, respectively	118	98
Additional paid-in capital	375,012	367,288
Accumulated deficit	(366,394)	(362,321)
Accumulated other comprehensive loss	(11)	(13)

Total stockholders’ equity	8,725	5,052

Total liabilities and stockholders’ equity	$18,941	$16,033

See accompanying Notes to Unaudited Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands except per share amounts)

	Three months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Revenues:
License fee revenue	$-	$-	$5,250	$-
Collaboration revenue	95	-	95	-
Royalty revenue	-	-	-	4
Product sales, net	115	145	563	218
Total revenues, net	210	145	5,908	222

Cost and expenses:
Cost of sales (excluding inventory write-down)	132	108	554	188
Inventory write-down (Note 7)	27	-	334	201
Research and development	432	955	1,907	3,674
Selling, marketing, general and administrative	2,024	1,728	6,404	5,903
Total costs and expenses	2,615	2,791	9,199	9,966

Operating loss	(2,405)	(2,646)	(3,291)	(9,744)

Non-Operating income (expense):
Investment income	39	46	110	143
Interest expense (Note 10)	(283)	(304)	(892)	(907)
Other expense	-	-	-	(5)
Total other expense, net	(244)	(258)	(782)	(769)

Loss before provision for income taxes	(2,649)	(2,904)	(4,073)	(10,513)
Provision for income taxes	-	-	-	-

Net loss	$(2,649)	$(2,904)	$(4,073)	$(10,513)
Other comprehensive income (loss):
Unrealized gains (losses) on securities	2	(44)	2	6
Total other comprehensive income (loss)	2	(44)	2	6

Comprehensive loss	$(2,647)	$(2,948)	$(4,071)	$(10,507)

Loss per share of common stock:
Basic	$(0.23)	$(0.30)	$(0.39)	$(1.08)
Diluted	$(0.23)	$(0.30)	$(0.39)	$(1.08)
Weighted average shares outstanding:
Basic	11,677	9,784	10,446	9,774
Diluted	11,677	9,784	10,446	9,774

See accompanying Notes to Unaudited Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited; in thousands)

	Nine months Ended September 30, 2015
	Common Stock				Accumulated
	Number	$0.01 Par	Additional Paid-in	Accumulated	Other Comprehensive
	of Shares	Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2014	9,770	$98	$367,288	$(362,321)	$(13)	$5,052

Net loss	-	-	-	(4,073)	-	(4,073)
Other comprehensive income (loss)	-	-	-	-	2	2
Share-based compensation	-	-	461	-	-	461

Net distribution of common stock pursuant to restricted stock unit award plan	19	1	-	-	-	1

Modification to warrants issued with promissory notes	-	-	33	-	-	33

Issuance of common stock under “at the market” offerings, net of offering costs of $8	54	-	217	-	-	217

Issuance of common stock under registered direct offering, net of offering costs of $603	1,958	19	7,013	-	-	7,032

Balance at September 30, 2015	11,801	$118	$375,012	$(366,394)	$(11)	$8,725

See accompanying Notes to Unaudited Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(4,073)	$(10,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92	90
Provision to reduce inventory to net realizable value	334	201
Provision for sales returns	253	-
Share-based compensation	461	716
Amortization of debt discount and debt issue costs	144	140
Amortization of bond premium in marketable securities	106	201
Amortization of intangible asset	155	-
Loss on sales of marketable securities	-	5
Loss on disposal of property and equipment	20	1
Changes in assets and liabilities:
Accounts receivable, net	(171)	62
Accrued investment income	15	28
Inventories	(104)	(353)
Prepaid expenses and other current assets	(17)	(183)
Other current deferred assets	217	46
Other assets	(175)	4
Accounts payable	59	(158)
Accrued expenses	257	1,087
Deferred revenue	(353)	(59)
Accrued interest – current and long term	141	-
Other current liabilities	7	-
Net cash used in operating activities	(2,632)	(8,685)
Cash Flows from Investing Activities:
Purchases of marketable securities	(3,523)	(2,203)
Proceeds from sale and maturities of marketable securities	2,811	2,424
Acquisition of product rights	-	(2,000)
Additions to property, plant and equipment	(211)	(105)
Proceeds from disposal of property and equipment	14	-
Net cash used in investing activities	(909)	(1,884)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	-	8
Proceeds from distribution of restricted stock units	1	1
Statutory minimum withholding taxes paid on the distribution of common stock pursuant to restricted stock unit plan and exercise of stock options	-	(529)
Proceeds from “at-the-market” offering	225	-
Proceeds from registered direct offering	7,636	-
Offering transaction costs	(611)	-
Principal payments on debt	(1,160)	-
Net cash provided by (used) in financing activities	6,091	(520)
Net increase (decrease) in cash and cash equivalents	2,550	(11,089)
Cash and cash equivalents at beginning of year	774	12,340
Cash and cash equivalents at end of period	$3,324	$1,251

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$606	$557
Income taxes	$-	$-

See accompanying Notes to Unaudited Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIAR

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited; in thousands)

Supplemental disclosures of noncash investing and financing activities (amounts presented are rounded to the nearest thousand except per share amounts and are adjusted to give effect to our one-for-five reverse stock split on August 28, 2015):

Nine months Ended September 30, 2015

1.	The exercise price of 60 thousand common stock purchase warrants held by the lender of our debt was changed from $8.00 to $2.52 per share. The change in fair value of $33 was recorded as additional debt discount and will be amortized as interest expense over the remaining term of this debt.

Nine months Ended September 30, 2014

2.	165 thousand shares of common stock were eligible for distribution pursuant to our 2005 RSU Plan utilizing various cashless exercise features of the plan. After withholding 1 thousand shares for $7 in exercise costs and withholding 63 thousand shares for $525 in statutory minimum payroll taxes, we issued 102 thousand shares of common stock.
3.	Options to purchase 5 thousand shares of common stock were exercised utilizing various cashless exercise features of the stock option plan. After withholding 3 thousand shares for $32 in exercise costs and withholding 1 thousand shares for $4 in statutory minimum payroll taxes, we issued 1 thousand shares of common stock.

See accompanying Notes to Unaudited Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

NOTE 1 - DESCRIPTION OF BUSINESS

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “We”, or “Our”) is a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse. Oxaydo™ Tablets (formerly known as Oxecta®) (oxycodone HCl, CII), is the first approved product utilizing Aversion® in the United States. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the U.S. Food and Drug Administration, or FDA, for marketing in the United States in 5mg and 7.5mg strengths. Egalet launched Oxaydo in the United States late in the third quarter of 2015. We have also developed Impede® Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine. We launched our first Impede Technology product, Nexafed®, into the United States market in December 2012 and our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have multiple pseudoephedrine products in development utilizing our Impede Technology. On June 15, 2015, we and Bayer Healthcare LLC (“Bayer”) entered into a License and Development Agreement to provide Bayer with an exclusive worldwide license to our Impede Technology for an undisclosed methamphetamine resistant pseudoephedrine – containing product, and providing for our joint development of such product utilizing our Impede™ Technology for the U.S. market. Our third technology, Limitx, is designed to retard the release of active drug ingredients when an excess number of tablets are accidently or purposefully ingested. In August 2014, we were awarded a $300 thousand grant from the National Institute on Drug Abuse to advance early stage development of our Limitx technology, of which we have received $237 thousand of the grant through September 30, 2015.

Amounts presented have been rounded to the nearest thousand, where indicated, except share and per share data. The equity amounts and all share and per share data of the Company have been retroactively adjusted to reflect a one-for-five reverse stock split on August 28, 2015.

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

NOTE 3 - LICENSE, DEVELOPMENT, AND COMMERCIALIZATION AGREEMENTS

Egalet Agreement

On January 7, 2015, we and Egalet entered into a Collaboration and License Agreement (the “Egalet Agreement”) to commercialize Aversion Oxycodone under the tradename Oxaydo. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Egalet Agreement, we transferred the approved New Drug Application, or NDA, for Oxaydo to Egalet and Egalet is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide (the “Territory”) in all strengths, subject to our right to co-promote Oxaydo in the United States. Eaglet launched Oxaydo in the United States late in the third quarter of 2015.

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

Egalet paid us an upfront payment of $5 million upon signing of the Egalet Agreement and a $2.5 million milestone on October 9, 2015 in connection with the first commercial sale of Oxaydo. In addition, we will be entitled to a one-time $12.5 million milestone payment when worldwide Oxaydo net sales reach $150 million in a calendar year. We will receive from Egalet a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year (excluding net sales resulting from our co-promotion efforts). In any calendar year in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Egalet’s royalty payment obligations commence on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to Oxaydo). Royalties will be reduced upon the entry of generic equivalents, as well as for payments required to be made by Egalet to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

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

Paragraph IV ANDA Litigation and License Grants

On or about September 17, 2012, the FDA began accepting Abbreviated New Drug Applications, or ANDAs, referencing Oxaydo. To date, we have received Paragraph IV Certification Notices under 21 U.S.C. 355(j) (a Paragraph IV Notice) from five separate generic sponsors of an ANDA for a generic drug listing Oxaydo as the reference listed drug. The Paragraph IV Notices state that each generic sponsor believes that our Aversion Technology patents listed in FDA’s Orange Book are invalid, unenforceable or not infringed. We initiated suit against each of Watson Laboratories, Inc. – Florida (Watson), Par Pharmaceutical, Inc., Impax Laboratories, Inc., Sandoz Inc., and Ranbaxy, Inc., each in the United States District Court for the District of Delaware alleging infringement of our U.S. Patent No. 7,510,726 listed in the FDA’s Orange Book.

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

Impax and Sandoz are entitled to launch their generic Oxaydo product in the U.S., through the grant of a non-exclusive, royalty-free license from us that would trigger 180 days following the first sale of a generic Oxaydo® product in the U.S. by an entity that is entitled to the 180 day first-filer exclusivity under applicable law and FDA regulations (or if no entity is entitled to such 180 day exclusivity period, the date on which a generic Oxaydo® product is first sold in the U.S. or November 27, 2021, whichever date occurs first). In certain circumstances, our license to Impax and Sandoz would become effective prior to such time. In certain circumstances, Sandoz may be required to pay us a royalty on net profits of their generic Oxaydo product.

Our Settlement Agreement with Ranbaxy provides that Ranbaxy’s current generic of our Oxaydo product that is the subject of its ANDA filing does not infringe our Orange Book listed patents with the FDA. We have not provided Ranbaxy a license to our patents and we may re-commence patent infringement litigation against Ranbaxy if Ranbaxy changes the formulation of its current generic Oxaydo product.

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

Bayer Agreement

On June 15, 2015, we and Bayer entered into a License and Development Agreement ( the “Agreement”) granting Bayer an exclusive worldwide license to our Impede Technology for use in an undisclosed methamphetamine resistant pseudoephedrine –containing product (the “Bayer Licensed Product”) and providing for the joint development of such product utilizing our Impede Technology for the U.S. market. The Agreement also grants Bayer first right to negotiate a license to the Impede technology for certain other products.

We and Bayer have formed a joint development committee to coordinate development of the Bayer Licensed Product. We will be eligible to receive reimbursement of certain of our development costs, success-based development and regulatory milestones payments, and low mid-single digit royalties on net sales of the Bayer Licensed product in countries with patent coverage and a reduced royalty elsewhere.

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

Terminated Pfizer Agreement

We had previously entered into a 2007 License, Development and Commercialization Agreement for Oxaydo (named Oxecta™ under a Pfizer trademark) and other Aversion opioid development products with King Pharmaceuticals Research and Development, Inc., which became a subsidiary of Pfizer in 2011 (the “Pfizer Agreement”). By April 2014, we entered into two letter agreements with Pfizer providing for the termination of the Pfizer Agreement and the return of all Aversion product rights to us in exchange for a one-time termination payment of $2.0 million and the purchase certain inventory held by Pfizer. Our termination payment of $2.0 million has been recorded on our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent for Aversion Oxycodone. We also purchased from Pfizer selected raw and packaging material inventories for $260 thousand relating to Oxaydo. During the first quarter of 2015, we recorded a 100% reserve against these inventories which is reflected in operating expenses and we wrote off the inventories against the reserve during both the second and third quarters 2015.

Purdue Pharma

The Company received a $250 thousand payment from Purdue Pharma L.P. in June 2015 relating to a December 2014 agreement to settle a patent interference action on U.S. Patent No. 8,101,630 issued to Acura.

NOTE 4 - REVENUE RECOGNITION

Revenue is generally realized or realizable and earned when there is persuasive evidence an arrangement exists, delivery has occurred or services rendered, the price is fixed and determinable, and collection is reasonably assured. In connection with our license, development and commercialization agreements, we can recognize milestone revenue, collaboration revenue and royalty revenue.

Milestone Revenue

Milestone revenue is contingent upon the achievement of certain pre-defined events in the development agreements. Milestone payments are recognized as revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product. As such, the milestones are substantially at risk at the inception of an agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment. Each milestone payment is non-refundable and non-creditable when made. In October 2015, Egalet paid us a $2.5 million milestone payment connection with the first commercial sale of Oxaydo.

Collaboration Revenue

Collaboration revenue is derived from reimbursement of development expenses and are recognized when costs are incurred pursuant to the agreement.  The ongoing research and development services being provided under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration agreement. We recognized $95 thousand of collaboration revenue during the third quarter of 2015.

Royalties from Pfizer

Commencing in February 2013, we began earning royalties based on net sales of Aversion Oxycodone by Pfizer. We earned royalties of approximately $4 thousand for the nine months ended September 30, 2014. The Pfizer Agreement was terminated effective April 9, 2014 and Pfizer’s royalty payment obligations ceased as of such date.

Product Sales

We record revenue from our Nexafed product sales when the price is fixed and determinable at the date of sale, title and risk of ownership have been transferred to the customer, and returns can be reasonably estimated.

Nexafed was launched in mid-December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. We sell our Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Our Nexafed products are sold subject to the right of return usually for a period of up to twelve months after the product expiration. The Nexafed products currently have a shelf life of twenty-four months from the date of manufacture. Given the limited sales history of our Nexafed products, we could not reliably estimate expected returns of the product at the time of shipment to certain customers and accordingly we had deferred revenue. During the first quarter of 2015 we determined we had obtained sufficient sales returns history to reasonably estimate future returns from those customers. As a result of this change, we recorded a one-time adjustment in the first quarter of 2015 to recognize revenue that had previously been deferred, resulting in additional net revenues of $314 thousand after recording an allowance for sales returns of $120 thousand, and cost of sales of $255 thousand. At September 30, 2015, we have a $173 thousand sales returns liability which will be reviewed against sales returns activity each quarter. Revenue is being recognized at the time the products are sold to a customer.

Shipping and Handling Costs

We record our shipping and handling costs in selling expenses. The amounts recorded to selling expenses from the shipments of Nexafed products during each of the nine month periods ended September 30, 2015 and 2014 were not material.

NOTE 5 - RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities. Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We did not have any accrued CRO costs and clinical trial study expenses at either September 30, 2015 or December 31, 2014. We did not have any prepaid CRO costs and clinical trial study expenses at either September 30, 2015 or December 31, 2014.

NOTE 6 - INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consisted of the following (in millions):

	September 30,	December 31,
	2015	2014
Marketable securities:
Corporate bonds - maturing within 1 year	$3.6	$3.5
Corporate bonds - maturing after 1 year and through March 2017	1.0	2.8
Exchange-traded funds	7.3	5.0
Total marketable securities	$11.9	$11.3

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

The following tables provide a summary of the fair value and unrealized gains (losses) related to the Company’s available-for-sale securities (in millions):

	September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$4.6	$-	$-	$4.6
Exchange-traded funds	7.3	-	-	7.3
Total – Current	$11.9	$-	$-	$11.9

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$6.3	$-	$-	$6.3
Exchange-traded funds	5.0	-	-	5.0
Total - Current	$11.3	$-	$-	$11.3

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

Our assets measured at fair value or disclosed at fair value on a recurring basis as at September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	$4.6	$-	$4.6	$-
Exchange-traded funds	7.3	7.3	-	-
Total	$11.9	$7.3	$4.6	$-

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	$6.3	$-	$6.3	$-
Exchange-traded funds	5.0	5.0	-	-
Total	$11.3	$5.0	$6.3	$-

Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) at September 30, 2015 and December 31, 2014 consisted of unrealized losses on securities of $11 thousand and $13 thousand, respectively.

NOTE 7 – INVENTORIES

Inventories may consist of both raw and packaging materials on our Oxaydo product and finished goods held for distribution and sale on our Nexafed products. During 2014, we purchased raw and packaging material inventories for $260 thousand from Pfizer on the Oxaydo product we reacquired from them. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. During the first quarter of 2015, we recorded a $260 thousand reserve against the raw and packaging material inventory on our Oxaydo product as Egalet secured its own material requirements. During the three and nine months ended September 30, 2015, we wrote off $126 thousand and $260 thousand of inventories against the reserve, respectively. During the three and nine months ended September 30, 2015 we recorded finished good inventory reserves of $27 thousand and $74 thousand, respectively. During the three and nine months ended September 30, 2014, we recorded finished good inventory reserves of $0 and $201 thousand, respectively.

We had recorded Nexafed deferred revenue of $0.35 million at December 31, 2014. The related cost of sales of $0.22 million at December 31, 2014 is reported in our balance sheet in the other current deferred assets account and excluded from the reported year end inventories. We recognize both the revenue and cost of sales on these Nexafed shipments once the right of return no longer exists or adequate history and information becomes available to estimate sales returns. During the first quarter of 2015, we determined we had obtained sufficient sales returns history to reasonably estimate future returns.

Our purchases of ingredients and other materials required in our development and clinical trial activities are expensed as incurred.

Inventories are summarized as follows (in thousands):

	September 30,	December 31,
	2015	2014
Raw and packaging materials	$-	$260
Finished goods	148	44
Total	148	304
Less: reserve for finished goods	(74)	(-)
Net	$74	$304

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation of $1.84 million and $1.79 million at September 30, 2015 and December 31, 2014, respectively. We have no leasehold improvements. Betterments are capitalized and maintenance and repairs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation is removed from the respective accounts.

Our depreciation expense was $92 thousand and $90 thousand for the nine months ended September 30, 2015 and 2014, respectively. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives of the major classification of depreciable assets are:

Building and improvements	10 - 40 years
Land and improvements	20 - 40 years
Machinery and equipment	7 - 10 years
Scientific equipment	5 - 10 years
Computer hardware and software	3 - 10 years

NOTE 9 - ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	September 30,	December 31,
	2015	2014
Payroll, payroll taxes, and benefits	$260	$94
Professional services	269	253
Franchise taxes	10	13
Property taxes	13	15
Marketing and promotion	120	61
Non-clinical and regulatory services	57	83
Other fees and services	96	49
Total	$825	$568

NOTE 10 – DEBT

On December 27, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford” or the “Lender”), for a term loan to the Company in the principal amount of $10.0 million (the “Term Loan”). The full principal amount of the Term Loan was funded on December 27, 2013. We are using the proceeds of the Loan Agreement for general working capital and to fund our business requirements. The Term Loan accrues interest at a fixed rate of 8.35% per annum (with a default rate of 13.35% per annum). The Company was required to make monthly interest−only payments until the April 1, 2015 (“Amortization Date”) and on the Amortization Date, the Company began to make payments of principal and accrued interest in equal monthly installments of $260 thousand sufficient to amortize the Term Loan through the maturity date of December 1, 2018. All unpaid principal and accrued and unpaid interest with respect to the Term Loan is due and payable in full on December 1, 2018. As of October 30, 2015 we have made $1.36 million in principal payments. As security for its obligations under the Loan Agreement, the Company granted Lender a security interest in substantially all of its existing and after−acquired assets, exclusive of its intellectual property assets. Pursuant to the Loan Agreement, the Company is not allowed to pledge its intellectual property assets to others. Upon the execution of the Loan Agreement, we issued to the Lender warrants to purchase an aggregate of up to 60 thousand shares of our common stock at an exercise price equal to $8.00 per share (after adjustment for our one-for-five reverse stock split) (the “Warrants”). We recorded $400 thousand as debt discount associated with the fair value of the Warrants and are amortizing it to interest expense over the term of the loan using the loan’s effective interest rate. The Warrants are immediately exercisable for cash or by net exercise and will expire December 27, 2020.

On January 7, 2015, we and Oxford entered into an amendment to the Loan Agreement. Pursuant to the amendment, (i) the exercise price of the Warrants was lowered from $8.00 to $2.52 per share (the average closing price of our common stock on Nasdaq for the 10 trading days preceding the date of the amendment and after giving effect to our one-for-five reverse stock split) and we recorded additional debt discount of $33 representing the fair value of the warrant modification, (ii) we agreed to maintain a $2.5 million cash reserve until such time as we have repaid $5.0 million in principal of the Term Loan, and (iii) the Lender consented to the terms of our Collaboration and License Agreement with Egalet relating to our Oxaydo product.

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

Our debt at September 30, 2015 is summarized below (in thousands):

Debt	Current	Long-term	Total
Balance at Dec 31, 2014	$1,758	$8,242	$10,000
Principal payments	(1,160)	-	(1,160)
Classification	1,872	(1,872)	-
Balance at Sept 30, 2015	$2,470	$6,370	$8,840

Debt Discount	Current	Long-term	Total
Balance at Dec 31, 2014	$-	$(281)	$(281)
Modification of warrants	-	(33)	(33)
Amortization expense	-	94	94
Balance at Sept 30, 2015	$-	$(220)	$(220)

Debt Issuance Costs	Current	Long-term	Total
Balance at Dec 31, 2014	$-	$(162)	$(162)
Additions	-	-	-
Amortization expense	-	50	50
Balance at Sept 30, 2015	$-	$(112)	$(112)

Net Debt at Sept 30, 2015	$2,470	$6,038	$8,508

Our interest expense during each of the three and nine months ended September 30, 2015 and 2014 consisted of the following (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Interest expense:
Term loan	$236	$257	$748	$767
Debt discount	31	30	94	89
Debt issue costs	16	17	50	51
Total interest expense	$283	$304	$892	$907

Our remaining principal payments on the debt as of September 30, 2015 is as follows (in thousands):

Calendar Year	Principal Payment
2015	$598
2016	2,522
2017	2,741
2018	2,979
Total	$8,840

NOTE 11 – EQUITY FINANCING

Our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (“SEC”) on March 15, 2013. On April 18, 2013, we filed a prospectus supplement with the SEC pursuant to which we may sell shares of our common stock from time to time in “at the market” offerings and certain other transactions, having sales proceeds of up to $13 million. We did not sell any shares of our common stock pursuant to our prospectus supplement during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we sold approximately 54 thousand shares of our common stock (after giving effect to our one-for-five reverse stock split) for gross proceeds of $225 thousand. Transaction costs were approximately $8 thousand. The net proceeds of $217 thousand were used for general corporate purposes. In order to allow for the sale of our shares of common stock under our shelf registration statement pursuant to the Placement Agency Agreement and Securities Purchase Agreement described below, on June 30, 2015, we and MLV & Co., LLC, as sales agent, terminated the At Market Issuance Sales Agreement dated April 18, 2013, thereby terminating any further “at the market offerings” under our prospectus supplement filed with the SEC on April 18, 2013.

On June 30, 2015, we entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which we engaged Roth to act as sole placement agent in a registered direct offering (the “Offering”) of 1.958 million shares of our common stock, par value $.01 (after giving effect to our one-for-five reverse stock split). On June 30, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which we agreed to sell 1.958 million shares of our common stock at a price of $3.90 per share (after giving effect to our one-for-five reverse stock split) to the Purchasers in the Offering, for gross proceeds to the Company of $7.63 million, before expenses. The Offering was made pursuant to a prospectus supplement dated June 30, 2015 filed with the Securities and Exchange Commission in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-187075), which became effective on March 15, 2013, and the related base prospectus included in the Registration Statement, as supplemented by the prospectus supplement. The transactions contemplated by the Placement Agency Agreement and the Purchase Agreement closed on July 7, 2015.

Pursuant to the terms of the Placement Agency Agreement, we paid Roth a cash placement fee equal to 6.5% of the gross proceeds in the Offering and reimbursed Roth $35 thousand for its expenses. The net proceeds from the Offering, after these and other legal expenses, was $7.0 million.

NOTE 12 - COMMON STOCK WARRANTS

We have outstanding common stock purchase warrants (“warrants”) exercisable for 60 thousand shares of our common stock having an exercise price of $2.52 per share (after giving effect to our one-for-five reverse stock split) with an expiration date in December 2020. See Note 10 for a discussion of the reduction of the exercise price of the warrants to $2.52 per share. These warrants contain a cashless exercise feature. Our common stock warrant activity during the nine months ended September 30, 2015 and 2014 is shown below:

	Nine months Ended September 30,
	2015		2014
	Number (000’s)	Weighted Average Exercise Price	Number (000’s)	Weighted Average Exercise Price
Outstanding, beginning	60	$8.00	431	$15.75
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(371)	17.00
Outstanding, ending	60	$2.52	60	$8.00

NOTE 13 - SHARE-BASED COMPENSATION

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

Our share-based compensation expense recognized in the Company’s results of operations comprised the following (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Research and development expense:
Stock options	$39	$57	$117	$170

General and administrative expense:
Stock options	$107	$141	$293	$423
Restricted stock units	4	31	51	123
Subtotal	$111	$172	$344	$546

Total	$150	$229	$461	$716

Stock Option Award Plans

We have one stock option plan in effect, and one stock option plan has expired by its terms, but pursuant to which stock options have been granted and remain outstanding. Our stock option award activity during the nine months ended September 30, 2015 and 2014 is shown below:

	Nine months Ended September 30,
	2015		2014
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, beginning	911	$20.7	747	$24.95
Granted	-	-	-	-
Exercised	-	-	(6)	6.50
Forfeited or expired	(16)	24.50	(6)	18.00
Outstanding, ending	895	$20.66	735	$25.15
Options exercisable	779	$23.21	674	$26.65

No stock options were exercised during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, a total of 6 thousand stock options were exercised by our employees. Of the total amount of these stock option exercises, 5 thousand of stock options were exercised under various cashless exercise features of the plan. Our employees elected to have 4 thousand shares withheld in satisfaction of $36 thousand for both the exercise costs and withholding tax obligations on those options, resulting in the net issuance of 3 thousand shares of common stock from all stock option exercises.

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

A summary of the grants under the RSU Plans consisted of the following (in thousands):

	Nine months Ended September 30,
	2015		2014
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, beginning	29	29	166	166
Granted	42	-	29	-
Distributed	(26)	(26)	(166)	(166)
Vested	-	32	-	22
Forfeited or expired	-	-	-	-
Outstanding, ending	45	35	29	22

2005 Restricted Stock Unit Award Plan

Under our 2005 RSU Plan, one-fourth of vested shares of common stock underlying RSU awards of 0.66 million shares were distributed (after payment of exercise costs of $0.01 par value per share) on January 1 of each of years 2011 thru 2014. On January 1, 2014, 100 thousand shares were distributed to the holders while 66 thousand shares were withheld by the Company upon elections made to exchange RSUs in satisfaction of $0.5 million withholding tax obligations.

All RSUs granted under the 2005 RSU Plan had been distributed effective January 1, 2014.

2014 Restricted Stock Unit Award Plan

Our 2014 RSU Plan was approved by shareholders on May 1, 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of September 30, 2015, 330 thousand shares are available for award under the 2014 RSU Plan.

Information about the awards under the 2014 RSU Plan is as follows:

•	On May 1, 2014, we awarded approximately 7 thousand RSUs to each of our 4 non-employee directors. Such RSU awards vested 50% on June 30, 2014 and 25% on each of September 30 and December 31, 2014. Such non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The RSU awards subject to cash settlement are recorded as a liability in the Company’s balance sheet. The liability was $26 thousand at December 31, 2014. Accordingly the vested portion of the awards containing the cash settlement feature are being marked-to-market each reporting period until they are distributed. Marked-to-market accounting can create fluctuations in our compensation expense including the need to record additional expense. RSU awards are generally distributed on the first business day of the year after vesting, but such distribution can be deferred until a later date at the election of the non-employee director.
•	On January 2, 2015, we awarded approximately 10 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2015. The RSU awards subject to cash settlement are subject to marked-to market accounting and the liability recorded in the Company’s balance sheet was $33 thousand at September 30, 2015. Distributions of stock under the January 2, 2015 award cannot be deferred until a later date and the stock under such awards will be distributed on January 4, 2016.

Information about the distribution of shares under the 2014 RSU Plan is as follows:

•	On January 2, 2015, 26 thousand RSUs from the May 1, 2014 award were distributed and 4 thousand RSUs were deferred until a future distribution date. Of the 26 thousand RSUs distributed, 20 thousand RSUs were distributed in common stock and 6 thousand RSUs were settled in cash.

NOTE 14 – INCOME TAXES

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both September 30, 2015 and December 31, 2014, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss (“NOL”) carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized. We have approximately $51.5 million federal income tax benefits at December 31, 2014 derived from $151.4 million Federal NOLs at the U.S. statutory tax rate of 34% and $2.9 million state NOLs, available to offset future taxable income, some of which have limitations for use as prescribed under IRC Section 382. Our Federal and state NOLs will expire in varying amounts between 2016 and 2034 if not used, and those expirations will cause fluctuations in our valuation allowances. As of December 31, 2014 we had federal research and development tax credits of approximately $1.1 million, which expire for the tax years 2024 through 2034. We also had approximately $0.3 million of Indiana state research and development tax credits, which expire for the tax years 2015 through 2017.

NOTE 15 – EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested Restricted Stock Units (“RSUs”) (see Note 13). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2015 and 2014 as the Company reported a net loss for the three and nine month periods, and including the effects of common stock equivalents in the diluted EPS calculation would have been antidilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in thousands except per share amounts):

	Three months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
EPS – basic and diluted
Numerator: net loss	$(2,649)	$(2,904)	$(4,073)	$(10,513)
Denominator:
Common shares	11,653	9,770	10,432	9,769
Vested RSUs	24	14	14	5
Basic and diluted weighted average shares outstanding	11,677	9,784	10,446	9,774
EPS – basic and diluted	$(0.23)	$(0.30)	$(0.39)	$(1.08)

Excluded securities:
Common shares issuable:
Stock options	895	735	895	735
Nonvested RSUs	10	7	10	7
Common stock warrants	60	60	60	60
Total excluded common shares	965	802	965	802

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Purdue Pharma Complaint

In April 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against us and our Oxaydo™ product licensee Egalet US, Inc. and its parent Egalet Corporation in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s U.S. Patent No. 8,389,007 (the “’007 patent”). The complaint seeks injunctive relief as well as awards of damages and attorneys’ fees. We deny the allegations in the complaint, believe they are without merit and are defending the action vigorously. As is the case with patent litigation, there is a risk that the Court may enjoin the making, using, selling and offering for sale Oxaydo and/or may find that Oxaydo infringes the ‘007 patent. As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of September 30, 2015.

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

In Pennsylvania, on November 18, 2011, the trial court denied Generic Defendants’ dispositive preemption motions, without prejudice. In July 2013, the Pennsylvania Superior Court issued an adverse decision, and a subsequent appeal to the Pennsylvania Supreme Court was denied. On December 16, 2014, the Generic Defendants filed a Joint Petition for Certiorari with the United States Supreme Court captioned Teva Pharmaceuticals USA, Inc. et al. v. Dorothy Bentley, et al., No. 14-711 (U.S.) seeking reversal of the Pennsylvania state court decision. On April 27, 2015, the U.S. Supreme Court denied this Petition and this matter has been returned to the trial court for further proceedings. Pending a further court order, these proceedings are stayed.  On July 16, 2015, the court began to resume preliminary procedural steps to narrow this litigation before lifting the stay including requests for plaintiffs to voluntarily discontinue cases, such as those filed against Acura, where there is no case-specific product identification. To the extent, however, that plaintiffs intend to pursue these claims, Acura nonetheless remains optimistic that most, if not all, of these Philadelphia cases will eventually be dismissed against it based upon the favorable aspects of the Superior Court’s narrow preemption ruling and lack of product identification, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by Acura’s insurance carrier.

In California, the trial court entered a May 25, 2012 Order denying Generic Defendants’ dispositive preemption motions. The Generic Defendants’ appeals from this order were denied by the California appellate courts. In May 2014, the California Court denied a subsequent demurrer and motion to strike seeking dismissal of plaintiffs’ manufacturing defect and defective product claims to the extent that they are barred by federal preemption based upon the June 2013 Bartlett decision.  Thus far, Acura and most Generic Defendants have not been required to file answers or other responsive pleadings in each individual case in which they are named defendants. However, the individual cases against Acura have been stayed pending resolution of certain jurisdictional issues relating to cases filed by non-resident California plaintiffs and further action by the trial court. Subject to further developments, plaintiffs may be permitted to proceed with these lawsuits against Acura including state law claims based on (1) failing to communicate warnings to physicians through “Dear Doctor” letters; and (2) failure to update labeling to adopt brand labeling changes. The California trial court also has acknowledged the preemptive effect of Mensing so that any claim “that would render the generic defendants in violation of federal law if they are found responsible under a state law cause of action, would not be permissible.” To date, however, none of these plaintiffs have confirmed they ingested any of the generic metoclopramide manufactured by Acura.  Therefore, we expect the number of plaintiffs with possible claims to be reduced voluntarily or by motion practice.  Action will be taken in an effort to dismiss Acura from these cases, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by our insurance carrier.

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of September 30, 2015 and we are presently unable to determine if any potential loss would be covered by our insurance carrier.

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

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to:

•	our ability to fund or obtain funding for our continuing operations, including the development of our products utilizing our Aversion®, Impede® and Limitx™ technologies;

•	our and our licensee’s ability to successfully launch and commercialize our products and technologies, including Oxaydo Tablets and our Nexafed products;

•	the pricing and price discounting that may be offered by Egalet for Oxaydo;

•	whether we can successfully develop a product under our agreement with Bayer;

•	the results of our development of our Limitx™ technology;

•	our and our licensee’s ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;

•	the market acceptance of and competitive environment for any of our products;

•	the willingness of pharmacies to stock our Nexafed products;

•	expectations regarding potential market share for our products ;

•	our ability to develop and enter into additional license agreements for our product candidates using our technologies;

•	our exposure to product liability and other lawsuits in connection with the commercialization of our products;

•	the increasing cost of insurance and the availability of product liability insurance coverage;

•	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;

•	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;

•	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet over-the-counter (“OTC”) Monograph standards as applicable;

•	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;

•	changes in regulatory requirements;

•	adverse safety findings relating to our commercialized products or product candidates in development;

•	whether the FDA will agree with our analysis of our clinical and laboratory studies;

•	whether further studies of our product candidates will be required to support FDA approval;

•	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and will be able to promote the features of our abuse discouraging technologies; and

•	whether Oxaydo or our Aversion and Limitx™ product candidates will ultimately deter abuse in commercial settings and whether our Nexafed products and Impede technology product candidates will disrupt the processing of pseudoephedrine into methamphetamine.

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

Company Overview

We are a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Aversion® Technology is a mixture of inactive ingredients incorporated into pharmaceutical tablets and capsules intended to address some common methods of product tampering associated with opioid abuse. Oxaydo™ Tablets (formerly known as Oxecta®)(oxycodone HCl, CII), is the first approved product utilizing Aversion in the United States. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. Egalet launched Oxaydo in the United States late in the third quarter of 2015. We have also developed Impede Technology which is a combination of inactive ingredients that prevent the extraction of pseudoephedrine from tablets and disrupt the direct conversion of pseudoephedrine from tablets into methamphetamine. We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launch our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have multiple pseudoephedrine products in development utilizing our Impede Technology. On June 15, 2015, we and Bayer Healthcare LLC (“Bayer”) entered into a License and Development Agreement (the “Bayer Agreement”) pursuant to which we granted Bayer an exclusive worldwide license to our Impede Technology for use in an undisclosed methamphetamine resistant pseudoephedrine – containing product and providing for the joint development of such product using our Impede Technology for the U.S. market. Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested. We are conducting manufacturing scale-up and plan to conduct a pharmacokinetic study on a hydromorphone product formulation using our Limitx technology under a grant from the National Institute on Drug Abuse of the National Institutes of Health. On April 9, 2015, we announced initiation of development of an immediate release hydrocodone bitartrate with acetaminophen product utilizing our Limitx technology.

Opioid analgesics are one of the largest prescription drug markets in the United States with 250 million prescriptions dispensed in 2014. Prescription opioids are also the most widely abused drugs with 12 million people abusing or misusing these products annually. Oxaydo will compete in the immediate-release opioid product segment. Because immediate-release opioid products are used for both acute and chronic pain, a prescription, on average, contains 65 tablets or capsules. According to IMS Health, in 2014, sales in the immediate-release opioid product segment were approximately 235 million prescriptions and $3.0 billion, of which approximately 98% was attributable to generic products. Immediate-release oxycodone tablets represent 14.8 million of these prescriptions or almost 1.6 billion tablets. The FDA approved label for our Oxaydo product describes the unique, and we believe promotable, abuse deterrent features of our product which we believe makes prescribing our product attractive to some healthcare providers. We are advised that Egalet has approximately 50 sales representatives promoting Oxaydo to a target group of approximately 7,000 immediate release opioid prescribing physicians.

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

Oxaydo Tablets

Oxaydo (oxycodone HCI tablets) is a Schedule II narcotic indicated for the management of acute and chronic moderate to severe pain where the use of an opioid analgesic is appropriate. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is approved in 5mg and 7.5mg strengths. Egalet launched Oxaydo in the United States late in the third quarter of 2015.

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

Egalet has advised that it has commenced formulation work on a new dosage strength for Oxaydo, and has set a target date for submission of this new dosage strength to the FDA in the second half of 2017. Egalet is also evaluating possible alternatives to enhance Oxaydo’s product label.

We are advised that Egalet commenced in September 2015 promoting Oxaydo to a target group an estimated 7,000 immediate release opioid prescribing physicians using approximately 50 sales representatives Oxaydo. Commercial shipments of Oxaydo commenced in early October 2015. Egalet has advised us that they have implemented a patient assistance program in which any non-government insurance covered patient receiving an Oxaydo prescription will be eligible to receive a credit such that their out-of-pocket cost, or co-pay, is limited to $15 per prescription.

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

Egalet paid us an upfront payment of $5 million upon signing of the Egalet Agreement and a $2.5 million milestone in October 2015 in connection with the launch of Oxaydo. In addition, we will be entitled to a one-time $12.5 million milestone payment when worldwide Oxaydo net sales reach $150 million in a calendar year. In addition, we will receive from Egalet a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year (excluding net sales resulting from our co-promotion efforts). In any calendar year in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Egalet’s royalty payment obligations commence on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to the Product). Royalties will be reduced upon the entry of generic equivalents, as well as for payments required to be made by Egalet to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

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

Impede 2.0 Technology

We have developed several next generation, or Impede 2.0, prototypes of our Impede Technology to improve the meth-resistance of our technology. We have completed one-pot, direct conversion meth testing performed by our CRO with results as follows:

Product/Formulation	Meth Resistant Technology	Meth Recovery[1]	Purity[2]
Sudafed® 30mg Tablets	none	67%	62%
Nexafed 30mg Technology	Impede® 1.0	38%	65%
Zephrex-D® 30mg Pills	Tarex®	28%	51%
Nexafed 120mg Extended-release tablets	Impede® 2.0	17%	34%
[1]	Total methamphetamine HCl recovered from the equivalent of 100 PSE 30mg tablets divided by the maximum theoretical yield of 2.7 grams.
[2]	Total methamphetamine HCl recovered from the equivalent of 100 PSE 30mg tablets divided by the total weight of powder recovered.

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

We have begun a project to integrate Impede 2.0 technology into our Nexafed 30mg tablet while moving supply to an alternate contract manufacturer.

Nexafed Products

Our Nexafed product line consists of immediate release tablets which utilize our patented Impede 1.0 Technology. Nexafed is a 30mg pseudoephedrine tablet and Nexafed Sinus Pressure + Pain is a 30/325mg pseudoephedrine and acetaminophen tablet. PSE is a widely-used nasal decongestant available in many non-prescription and prescription cold, sinus and allergy products. While the 30mg PSE tablet is not the largest selling PSE product on the market, we believe it is the most often used product to make meth due to: (a) its relatively low selling price and (b) its simpler formulation provides better meth yields. However, as meth-resistant products become pervasive, we believe meth cooks will migrate to other, larger selling, PSE containing products.

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

We launched Nexafed commercially in mid-December 2012 into the United States OTC market for cold and allergy products. We have built a distribution system of several regional and national drug wholesalers for redistribution to pharmacies which includes the three largest U.S. drug wholesalers: McKesson, Cardinal Health and AmerisourceBergen. We also ship directly to the warehouses of certain pharmacy chains. Nexafed is currently stocked in approximately 13,200 pharmacies or about 20% of the estimated 65,000 U.S. pharmacy outlets. Initial adoption was primarily in independent pharmacies in predominately rural communities with high meth awareness. Chain pharmacies, with more centralized control of the pharmacy operations, began adopting in mid-2013, including Kroger, Publix, Fruth and Bartells. Some pharmacists are actively recommending Nexafed to their customers while some have replaced all 30mg PSE products, brand and generic, with Nexafed. Rite Aid, the nation’s fourth largest pharmacy operator, began purchasing Nexafed in late 2013. In late 2014, Kmart and Kroger initiated chain-wide stocking of Nexafed.

We estimate that approximately 54% of Nexafed stocking pharmacies are repeat customers, excluding Rite Aid and Kroger which purchase directly from us and we therefore do not have individual store data.

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

Impede Technology Products in Development

Given the fragmented nature of the PSE market with products containing multiple active ingredients, we are developing additional products for our Nexafed franchise:

Impede Technology Product	Status
Immediate-release pseudoephedrine HCl in combination with other cold and allergy active ingredients	Nexafed Sinus Pressure + Pain launched Other formulations being considered
Extended-release formulation utilizing Impede 2.0 technology	Pilot pharmacokinetic testing demonstrated bioequivalence to Sudafed® 12-hour Tablets. Pre-IND meeting held with the FDA
Extended – release combination products	Formulations being considered
Methamphetamine resistant pseudoephedrine – containing product	In development pursuant to Bayer Agreement

In July 2015 we had a pre-IND meeting with the FDA to discuss the results from our pharmacokinetic and meth-resistance testing studies to determine the development path for our extended-release development product. The FDA acknowledged the potential value of the development of risk-mitigating strategies for new formulations of pseudoephedrine products while also recognizing an approved “meth-deterrent” extended release pseudoephedrine product would be novel in the over-the-counter (OTC) setting. The FDA did not make a formal determination whether “meth-resistant” claims would be appropriate but is open to consider such an appropriately worded, evidence-based claim directed to the consumer and/or retailer. As recommended by the FDA, we intend to submit additional “meth-resistant” testing information to the FDA for review prior to submitting an IND.

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

The market for cold, sinus and allergy products is highly competitive and many products have strong consumer brand recognition and, in some cases, prescription drug heritage. Category leading brands are often supported by national mass marketing and promotional efforts. Consumers often have a choice to purchase a less expensive store brand. Store brands contain the same active ingredients as the more popular national brands but are not supported by large marketing campaigns and are offered at a lower price. Non-prescription products are typically distributed through retail outlets including drug store chains, food store chains, independent pharmacies and mass merchandisers. The distribution outlets for PSE products are highly consolidated. According to Chain Drug Review, the top 50 drug, food and mass merchandising chains operate approximately 40,000 pharmacies in the U.S., of which 58% are operated by the four largest chains. Stocking decisions and pharmacists recommendations for these chain pharmacies are often centralized at the corporate headquarters. Johnson and Johnson, after a several year hiatus, reintroduced Sudafed 30mg tablets, without any meth resistant technology, into the US market in July - August 2015 with a factory price consistent with Nexafed but with steep discounting to consumer in an effort to reestablish market share.

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

The FDA’s 2015 Guidance singles out immediate-release combination products with acetaminophen as being predominately abused by the oral route and that reducing nasal snorting of these products may not be meaningful. The initial Limitx™ formulation utilizes hydromorphone as its sole active ingredient. We intend to initiate formulation development of a hydrocodone/APAP product candidate utilizing our Limitx technology upon the conclusion of formulation optimization for our Limitx hydromorphone product. In August 2015, the United States Patent and Trademark Office (“USPTO”) issued to us patent 9,101,636 covering, among other things our Limitx™ technology.

Development of our Limitx technology is being supported by a $300 thousand grant (the “Grant”) by the National Institute on Drug Abuse (“NIDA”) of the National Institutes of Health, of which we have received $237 thousand of the grant through September 30, 2015. Phase I of development is to create an optimized formulation of our hydromorphone product candidate that can be commercially manufactured and is suitable for human testing. In Phase I, we will be developing a formulation and manufacturing process that mimics, at research scale batches, commercial manufacturing scale equipment and test and evaluate the tablets in our proof of concept dissolution apparatus. We have successfully manufactured small scale batches of the key micro-particle at our Culver facility but believe the manufacturing process used will not be scalable for commercial batches. We have completed the installation of new equipment for use in this process and run multiple test batches using different processing parameters. We have completed the expected formulation of the micro-particle with a process believed to be scalable to commercial production. We have commenced development of the final formulation incorporating the micro-particles into the finish tablets. These initial trials demonstrated certain blending incompatibilities between the micro-particles and the other tablet ingredients which will require additional formulation development work. Once this work is completed, we will make a decision on whether to submit an Investigational New Drug Application, or IND, to the FDA. If we do submit an IND to the FDA, we can commence our first human clinical study after 30-days, unless the FDA has questions about our IND. We are on track to commence our first trial in late 2015 or early in 2016. We expect topline results from this first trial in the first quarter of 2016.

In Phase II, we will perform human pharmacokinetic testing of our hydromorphone product candidate to characterize the release of drug in vivo. NIDA funding of Phase II development, for which an application has already been submitted, will be contingent upon (1) assessment by NIDA of the Phase I progress report and its determination that the Phase I milestones were achieved, (2) review and approval of other documents necessary for continuation, and (3) availability of funds. No assurance can be given that Phase II development funding will be provided by NIDA, but plan to progress this study regardless of the NIDA funding status. We are assessing whether this initial pharmacokinetic study will require the filing of an Investigational New Drug application, or IND, with the FDA or if it can be executed under IND exemptions in the regulations. If we submit an IND to the FDA for Limitx hydromorphone, we currently intend to include an application for Fast Track designation from the FDA. A fast track designation is a process designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

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

IR Opioid Products(1)	2014 US Prescriptions (Millions)(2)	% of Total
Hydrocodone	119	50%
Oxycodone	54	23%
Tramadol	45	19%
Codeine	12	5%
3 Others	5	3%
Total	235	100%
[1]	Includes all salts and esters of the opioid and opioids in combinationwith other active ingredients such as acetaminophen.
[2]	IMS Health, 2014

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

Patents and Patent Applications

We have the following issued patents covering, among other things, Oxaydo and our Aversion technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,201,902 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	Jul. 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023

We have the following issued patents related to our Aversion technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,476,402 (US)	Pharmaceutical compositions of certain combinations of kappa and mu opioid receptor agonists and other ingredients intended to deter opioid analgesic product misuse and abuse	Jan. 2009	Nov. 2023
8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	Jul. 2014	Nov. 2023
2004294953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2010200979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027
175863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
221018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patent covering, among other things, our Nexafed product line and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032

We have the following issued patent covering, among other things, our Limitx technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	August 2015	Nov. 2033

In January 2012, the USPTO issued to us U.S. Patent No. 8,101,630, or the 630 Patent with a single claim that encompasses an extended release abuse deterrent dosage form of oxycodone or a pharmaceutically acceptable salt thereof. The 630 Patent expires in August 2024. In October 2014, we ceded priority of the ‘630 patent to a patent application filed by Purdue Pharma and expect this patent to be rescinded.

In addition to our issued U.S. patents, we have filed multiple U.S. patent applications and international patent applications relating to compositions containing abusable active pharmaceutical ingredients as well as applications covering our Impede 1.0 and 2.0 Technologies and filed U.S. patent applications for our Limitx Technology. Except for the rights granted in the Egalet Agreement and the Bayer Agreement, we have retained all intellectual property rights to our Aversion Technology, Impede Technology, Limitx Technology and related product candidates.

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

Company’s Present Financial Condition

At September 30, 2015, we had cash, cash equivalents and marketable securities of $15.3 million compared to $12.1 million of cash, cash equivalents and marketable securities at December 31, 2014. We have a $2.5 million compensating balance requirement at September 30, 2015 under our term loan from Oxford Finance LLC (“Oxford”). Excluding the compensating balance requirement, the Company had unrestricted working capital of $9.7 million at September 30, 2015 compared to working capital of $10.2 million at December 31, 2014. We had an accumulated deficit of approximately $366 million and $362 million at September 30, 2015 and December 31, 2014, respectively. We had loss from operations of $3.3 million and net loss of $4.1 million for the nine months ended September 30, 2015, compared to a loss from operation of $9.7 million and a net loss of $10.5 million for the nine months ended September 30, 2014. As of October 30, 2015, our unrestricted cash, cash equivalents and marketable securities, less our compensating balance requirement of $2.5 million, was $14.0 million.

To fund our continued operations, we expect to rely on our current cash resources, milestone and royalty payments that may be made under the Egalet Agreement, collaboration revenues, milestones and royalty payments that may be made under the Bayer Agreement, milestones and royalty payments that may be made under future license agreements with other pharmaceutical company partners, of which there can be no assurance of obtaining, and revenues from our commercialization of our Nexafed products. Our cash requirements for operating activities may increase in the future as we continue to conduct pre-clinical studies and clinical trials for our product candidates, maintain, defend, and expand the scope of our intellectual property, hire additional personnel, commercialize our Nexafed products, or invest in other areas.

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

Three months Ended September 30, 2015 Compared to Three months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	Increase (decrease)
Revenues:	$000’s		$000’s	Percent
License fee revenue	$-	$-	$-	-%
Collaboration revenue	95	-	95	-
Royalty revenue	-	-	-	-
Product sales, net	115	145	(30)	(21)
Total revenues, net	210	145	65	45

Costs and expenses:
Cost of sales (excluding inventory write-down)	132	108	24	22
Inventory write-down	27	-	27	-
Research and development	432	955	(523)	(55)
Selling, marketing, general and administrative	2,024	1,728	296	17
Total costs and expenses	2,615	2,791	(176)	(6)
Operating loss	(2,405)	(2,646)	(241)	(9)

Non-operating income (expense):
Investment income	39	46	(7)	(15)
Interest expense	(283)	(304)	(21)	(7)
Total other expense, net	(244)	(258)	(14)	(5)

Loss before income taxes	(2,649)	(2,904)	(255)	(9)
Provision for income taxes	-	-	-	-
Net loss	$(2,649)	$(2,904)	$(255)	(9)%

Revenue

Collaboration Revenue

Collaboration revenue is derived from reimbursement of development expenses and are recognized when costs are incurred pursuant to the collaboration agreement. We recognized $95 thousand of collaboration revenue during the third quarter of 2015.

Product Sales

Nexafed® was launched in December 2012. Nexafed® Sinus Pressure + Pain was launched in February 2015. The Company sells the Nexafed® product line in the United States to wholesale pharmaceutical distributors and as well as directly to chain drug stores. The product line is sold subject to the right of return for a period usually of up to twelve months after the product expiration. Both products currently have a shelf life of twenty-four months from the date of manufacture.

Given the limited sales history of Nexafed, we could not reliably estimate expected returns of the product at the time of shipment to certain customers and accordingly we were deferring revenue from Nexafed sales to those customers in 2014. During the first quarter of 2015, we determined we had obtained sufficient sales returns history to reasonably estimate future returns on the Nexafed product line sales to those customers. Revenue is being recognized at the time the product is sold to a customer.

Costs and Expenses

Cost of Sales

Cost of sales includes third-party acquisition costs, third-party warehousing and product distribution charges and inventory reserve charges for the Nexafed product line. For the three months ended September 30, 2015 and 2014, cost of sales was $132 thousand and $108 thousand, respectively.

During the quarter ended September 30, 2015, we recorded $27 thousand inventory reserve expense against finished goods.

Research and Development

Research and development expense (R&D) during the three months ended September 30, 2015 and 2014 was primarily for our Aversion or our Impede Technologies development including costs of preclinical and non-clinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of the three month 2015 and 2014 results are non-cash share-based compensation expenses of $39 thousand and $57 thousand, respectively. Excluding the share-based compensation expense, our R&D expenses decreased approximately $0.5 million between reporting periods primarily from a reduction in development expenses on product candidates.

General, Administrative, Selling and Marketing Expenses

Selling and marketing expenses during the three months ended September 30, 2015 and 2014 was primarily of advertising and marketing activities on the Nexafed product line. Our Nexafed advertising and marketing activities will continue in the fourth quarter of 2015. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the three month 2015 and 2014 results are non-cash share-based compensation expenses of $0.1 million and $0.2 million, respectively. Excluding the share-based compensation expense our selling, marketing, general and administrative expenses increased by $0.4 million between reporting periods, resulting primarily from an increase in advertising and marketing activities and our patent legal litigation expenses.

Non-Operating Income (Expense)

During the three months ended September 30, 2015 and 2014, non-operating expense consisted principally of interest expense on our term loan from Oxford, originating on December 27, 2013, less investment income derived from our investments.

Income Taxes

Our results for 2015 includes no federal or state income tax expense as we have no assurance of realizing operating income for the annual period of 2015. Our results for 2014 included no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Nine months Ended September 30, 2015 Compared to Nine months Ended September 30, 2014

	Nine months Ended September 30,
	2015	2014	Increase (decrease)
Revenues:	$000’s		$000’s	Percent
License fee revenue	$5,250	$-	$5,250	-%
Collaboration revenue	95	-	95	-
Royalty revenue	-	4	(4)	(100)
Product sales, net	563	218	345	158
Total revenues, net	5,908	222	5,686	2,561

Costs and expenses:
Cost of sales (excluding inventory write-down)	554	188	366	195
Inventory write-down	334	201	133	66
Research and development	1,907	3,674	(1,767)	(48)
Selling, marketing, general and administrative	6,404	5,903	501	8
Total operating expenses	9,199	9,966	(767)	(8)
Operating loss	(3,291)	(9,744)	(6,453)	(66)

Non-operating income (expense):
Investment income	110	143	(33)	(23)
Interest expense	(892)	(907)	(15)	(2)
Other expense	-	(5)	(5)	(100)
Total other expense, net	(782)	(769)	13	2

Loss before income taxes	(4,073)	(10,513)	(6,440)	(61)
Provision for income taxes	-	-	-	-
Net loss	$(4,073)	$(10,513)	$(6,440)	(61)%

Revenue and Cost of Sales

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

Collaboration Revenue

Collaboration revenue is derived from reimbursement of development expenses and are recognized when costs are incurred pursuant to the collaboration agreement. We recognized $95 thousand of collaboration revenue during the third quarter of 2015.

Royalties

In connection with our License, Development, and Commercialization Agreement dated October 30, 2007 with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer Inc., (which agreement has since been terminated effective April 2014) we began to earn royalties on Oxecta net sales starting in February 2013. We recorded royalties of approximately $4 thousand for the nine months ended September 30, 2014 on Pfizer’s net sales of Oxecta of approximately $80 thousand. The Pfizer Agreement was terminated effective April 9, 2014 and Pfizer’s royalty payment obligations ceased as of such date.

Product Sales

Nexafed® was launched in December 2012. Nexafed® Sinus Pressure + Pain was launched in February 2015. The Company sells the Nexafed® product line in the United States to wholesale pharmaceutical distributors and as well as directly to chain drug stores. The product line is sold subject to the right of return usually for a period of up to twelve months after the product expiration. Both products currently have a shelf life of twenty-four months from the date of manufacture.

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

Cost and Expenses

Cost of Sales

Cost of sales includes third-party acquisition costs, third-party warehousing and product distribution charges and inventory reserve charges for the Nexafed product line. During the first quarter ended March 31, 2015, we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 2015 to recognize revenue that had previously been deferred, resulting in additional cost of sales of $255 thousand. For the nine months ended September 30, 2015 and 2014, cost of sales was $554 thousand and $188 thousand, respectively.

During the nine months ended September 30, 2015 and 2014, we recorded $74 thousand and $201 thousand inventory reserve expense against finished goods, respectively. During the nine months ended September 30, 2015, we both recorded reserves and wrote off against these reserves, $260 thousand of raw and packaging material inventories we purchased from Pfizer for the Oxaydo product we reacquired from Pfizer.

Research and Development

Research and development expense (R&D) during the nine months ended September 30, 2015 and 2014 was primarily for our Aversion or our Impede Technologies development including costs of preclinical and non-clinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of the nine month 2015 and 2014 results are non-cash share-based compensation expenses of $0.1 million and $0.2 million, respectively. Excluding the share-based compensation expense, our R&D expenses decreased approximately $1.7 million between reporting periods primarily from a reduction in development expenses on product candidates.

General, Administrative, Selling and Marketing

Selling and marketing expenses during the nine months ended September 30, 2015 and 2014 was primarily of advertising and marketing activities on the Nexafed product line. Our Nexafed advertising and marketing activities will continue in the fourth quarter of 2015. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the nine month 2015 and 2014 results are non-cash share-based compensation expenses of $0.3 million and $0.5 million, respectively. Excluding the share-based compensation expense our selling, marketing, general and administrative expenses increased by $0.7 million between reporting periods, resulting primarily from increases in advertising and marketing activities and our patent legal litigation expenses.

Non-Operating Income (Expense)

During the nine months ended September 30, 2015 and 2014, non-operating expense consisted principally of interest expense on our term loan from Oxford, originating on December 27, 2013, less investment income derived from our investments.

Income Taxes

Our results for 2015 includes no federal or state income tax expense as we have no assurance of realizing operating income for the annual period of 2015. Our results for 2014 included no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Liquidity and Capital Resources

At September 30, 2015, we had cash, cash equivalents and marketable securities $15.3 million compared to $12.1 million at December 31, 2014. We have a $2.5 million compensating balance requirement under our Oxford term loan. Excluding the compensating balance requirement, we had unrestricted working capital of $9.7 million at September 30, 2015 compared to $10.2 million at December 31, 2014.

Pending the receipt of further milestone payments, if any, and royalty payments under the Egalet Agreement, development reimbursement payments, milestones and royalty payments that may be made under the Bayer Agreement, milestones and royalty payments that may be made under similar agreements for our products in development anticipated to be negotiated and executed with other pharmaceutical company partners, of which no assurance can be given, we must rely on revenues from our Nexafed products sales and our cash and marketable securities to fund the development of our Impede Technology, Limitx Technology and Aversion Technology and related administrative and operating expenses. Our future sources of revenue, if any, will be derived from milestone payments and royalties under the Egalet Agreement, the Bayer Agreement and similar agreements for our products in development with other pharmaceutical company partners, for which there can be no assurance, and from the commercialization of our Nexafed products and other Impede Technology products that we expect to develop.

As of October 30, 2015, our unrestricted cash, cash equivalents and marketable securities, less our compensating balance requirement of $2.5 million, was approximately $14.0 million. We estimate that such unrestricted cash reserves and marketable securities will be sufficient to fund the development of Impede Technology, Limitx Technology and Aversion Technology product candidates, and related operating expenses at least through the next 12 months.

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

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), NASDAQ granted a second grace period of 180 calendar days, or until September 14, 2015, to regain compliance with the minimum closing bid price requirement for continued listing. In order to regain compliance, on August 28, 2015, the Company effected a one-for-five reverse stock split.

On September 15, 2015, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market confirming that for the last 10 consecutive business days, from August 28 to September 14, 2015, the closing bid price of the Company’s common stock has been equal to or in excess of the $1.00 per share minimum bid price requirement for continued listing, as required by Nasdaq Listing Rule 5550(a)(2) and the Company was once again in compliance with the rule. The letter further stated that this matter, which had been previously communicated to the Company in the Staff’s non-compliance notices dated September 18, 2014 and March 19, 2015, is now closed.

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

(b)     Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 3, “License, Development, and Commercialization Agreement – Paragraph IV ANDA Litigation and License Grants”, and Note 16, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

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

November 3, 2015	ACURA PHARMACEUTICALS, INC.

	/s/	Robert B. Jones
Robert B. Jones
President & Chief Executive Officer

	/s/	Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

