Form 10-Q/A
period 2015-06-30
ACURA PHARMACEUTICALS, INC
filed 2016-02-16
CIK 786947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20649

Form 10-Q/A

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-10113

Acura Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

New York	11-0853640
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

616 N. North Court, Suite 120
Palatine, Illinois	60067
(Address of Principal Executive Offices)	(Zip Code)

847 705 7709

(Registrant’s telephone number, including area code)

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

EXPLANATORY NOTE

Acura Pharmaceuticals, Inc. (also referred to as the “Company,” “we,” or “our”) is filing this amendment (Amendment No. 1) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the June 30, 2015 Form 10-Q), originally filed with the Securities and Exchange Commission on August 3, 2015, for the sole purpose of providing a revised copy of Exhibit 10.1 to restore certain information following correspondence with the Securities and Exchange Commision that was previously omitted from Exhibit 10.1 pursuant to a request for confidential treatment. All other items of the June 30, 2015 Form 10-Q are unaffected by the change described above and have been omitted from this Amendment No. 1. As required, the Company is filing with this Amendment No. 1 updated certifications of its Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2, which, in accordance with published guidance of the staff of the Securities and Exchange Commission, are abbreviated from the certifications filed with the original Form 10-Q in light of the limited scope of this Amendment No. 1.

This Amendment No. 1 does not reflect events occurring after the filing of the June 30, 2015 Form 10-Q or modify or update those disclosures. In particular, the number of shares of common stock outstanding on the cover page does not reflect a 1 for 5 reverse stock split effected on or about August 27, 2015 or any shares issued after July 31, 2015. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the June 30, 2015 Form 10-Q, including any amendments to those filings.

Item 6. Exhibits

The Exhibit Index listed under Item 6 of Part II of the June 30, 2015 Form 10-Q is hereby amended such that Exhibit 10.1 is replaced in its entirety by the document attached as Exhibit10.1 to this Amendment No. 1, which is hereby included as an exhibit to the June 30, 2015 Form 10-Q.

10.1	License and Development Agreement dated as of June 5, 2015 between the Registrant and Bayer HealthCare LLC (certain information has been omitted and filed separately with the Securities and Exchange Commission and confidential treatment has been requested with respect to the omitted portion).

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Filed as an Exhibit to the Form 10-Q for the quarter ending June 30, 2015 on August 3, 2015

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 16, 2016	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer