Form 10-K
period 2015-12-31
ACURA PHARMACEUTICALS, INC
filed 2016-02-29
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number 1-10113

ACURA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

New York	11-0853640
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

616 N. North Court, Suite 120, Palatine, Illinois	60067
(Address of principal administrative office)	(Zip code)

Registrant's telephone number, including area code: 847 705 7709

Securities registered pursuant to section 12(b) of the Act: Common Stock, par value $0.01 per share	Name of each exchange on which registered: NASDAQ Capital Market

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

☐ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the last sale price on the NASDAQ Capital Market of the Common Stock of $4.95 on June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $27.0 million.

As of February 29, 2016, the registrant had 11,833,801 shares of Common Stock, par value $0.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on or about April 28, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K

Acura Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

Tablet of Contents

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to:

•	our ability to fund or obtain funding for our continuing operations, including the development of our products utilizing our Limitx™ and Impede® technologies;

•	our and our licensee’s ability to successfully launch and commercialize our products and technologies, including Oxaydo® Tablets and our Nexafed® products;

•	the pricing and price discounting that may be offered by Egalet for Oxaydo;

•	whether we can successfully develop a product under our agreement with Bayer;

•	the results of our development of our Limitx technology;

•	our and our licensee’s ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;

•	the market acceptance of, timing of commercial launch and competitive environment for any of our products;

•	the willingness of pharmacies to stock our Nexafed products;

•	expectations regarding potential market share for our products;

•	our ability to develop and enter into additional license agreements for our product candidates using our technologies;

•	our exposure to product liability and other lawsuits in connection with the commercialization of our products;

•	the increasing cost of insurance and the availability of product liability insurance coverage;

•	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;

•	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;

•	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet over-the-counter (“OTC”) Monograph standards, as applicable;

•	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;

•	changes in regulatory requirements;

•	adverse safety findings relating to our commercialized products or product candidates in development;

•	whether the FDA will agree with our analysis of our clinical and laboratory studies;

•	whether further studies of our product candidates will be required to support FDA approval;

•	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and will be able to promote the features of our abuse discouraging technologies; and

•	whether Oxaydo or our Aversion® and Limitx product candidates will ultimately deter abuse in commercial settings and whether our Nexafed products and Impede technology product candidates will disrupt the processing of pseudoephedrine into methamphetamine.

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

PART I

ITEM 1. BUSINESS

Overview

We are a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Aversion® and Limitx™ Technologies are intended to address methods of product tampering associated with opioid abuse while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine into methamphetamine. Oxaydo Tablets (oxycodone HCl, CII), which utilizes the Aversion Technology, is the first and only approved immediate-release oxycodone product in the United States with abuse deterrent labeling. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. Egalet launched Oxaydo in the United States late in the third quarter of 2015. We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have multiple pseudoephedrine products in development utilizing our Impede Technology. On June 15, 2015, we and Bayer Healthcare LLC (“Bayer”) entered into a License and Development Agreement (the “Bayer Agreement”) pursuant to which we granted Bayer an exclusive worldwide license to our Impede Technology for use in an undisclosed methamphetamine resistant pseudoephedrine – containing product and providing for the joint development of such product using our Impede Technology for the U.S. market. Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested. In January 2016, our Investigational New Drug Application, or IND, filed with the FDA for our lead Limitx oral abuse deterrent drug candidate using the opioid hydromorphone HC1 (“LTX-04”), was allowed to proceed to clinical testing. We have commenced our initial Phase I exploratory pharmacokinetic study of LTX-04. We expect topline results from this study in the first half of 2016. We are also developing an immediate-release hydrocodone bitartrate with acetaminophen product utilizing our Limitx technology.

Opioid analgesics are one of the largest prescription drug markets in the United States with 234 million prescriptions dispensed in 2015. Prescription opioids are also the most widely abused drugs with 11 million people abusing or misusing these products annually. Oxaydo will compete in the immediate-release opioid product segment. Because immediate-release opioid products are used for both acute and chronic pain, a prescription, on average, contains 66 tablets or capsules. According to IMS Health, in 2015, sales in the immediate-release opioid product segment were approximately 219 million prescriptions and $2.9 billion, of which approximately 98% was attributable to generic products. Immediate-release oxycodone tablets represent 19.3 million of these prescriptions or almost 1.7 billion tablets. The FDA approved label for our Oxaydo product describes the unique, and we believe promotable, abuse deterrent features of our product which we believe makes prescribing our product attractive to some healthcare providers. We are advised that Egalet has approximately 50 sales representatives promoting Oxaydo to a target group of approximately 7,000 opioid prescribing physicians with plans to expand that number to 71 sales representatives in early 2016.

In 2014, the United States retail market for over-the-counter market, or OTC, cold and allergy products containing the pseudoephedrine oral nasal decongestant was approximately $0.7 billion. In 2014, the DEA reported 9,339 laboratory incidents involving the illegal use of OTC pseudoephedrine products to manufacture the highly addictive drug methamphetamine, or meth. According to the Substance Abuse and Mental Health Services Administration, users of methamphetamine surged in 2013 to 595,000 people up from 440,000 in 2012. Nexafed, our 30mg pseudoephedrine hydrochloride immediate-release tablet, is stocked in approximately 20% of the estimated 65,000 U.S. pharmacies. Many of these pharmacies are either actively recommending Nexafed to their patients or carry Nexafed as their only 30mg pseudoephedrine product. We launched our first line extension, Nexafed Sinus Pressure + Pain, a 30/325mg pseudoephedrine HCl and acetaminophen tablet using our Impede technology in February 2015. The category for meth-resistant pseudoephedrine products has also been the focus of some, as yet unsuccessful, state legislation seeking to incentivize consumers and pharmacists to utilize these meth-resistant technologies.

We have an active development program to develop an extended-release version of our Impede technology to capitalize on higher sales products in the category. We also are investigating new technologies that would improve on our meth-resistant capabilities. On March 23, 2015, we announced preliminary top line results from our pilot clinical study demonstrating bioequivalence of our Nexafed extended release tablets to Johnson & Johnson’s Sudafed® 12-hour Tablets. Nexafed extended release tablets utilize our Impede 2.0 enhanced meth-resistant technology. Our Impede 2.0 technology has demonstrated, in the direct conversion, or “one-pot”, methamphetamine conversion process performed by an independent pharmaceutical services company, the ability to reduce meth-yields, on average, by 75% compared to Sudafed® Tablets.

In May 2014 we announced that the FDA questioned whether the intranasal route is a relevant route of abuse for hydrocodone/acetaminophen products, which we were developing with our Aversion Technology. In October 2014, the FDA denied on procedural grounds our formal dispute resolution request appealing the position taken by the Division of Anesthesia, Analgesia and Addiction Products (“DAAAP”) that abuse by snorting hydrocodone with acetaminophen products lacks relevance. The FDA’s April 2015 Abuse-Deterrent Opioid Evaluation and Labeling Guidance (the “FDA’s 2015 Guidance”) appears to take the same position by indicating that immediate-release opioid and acetaminophen products are predominantly abused using the oral route and products demonstrating a deterrent effect by the nasal route may not meaningfully reduce overall abuse of the product. In view of the regulatory history of Aversion Hydrocodone/APAP and the FDA’s 2015 Guidance, we have indefinitely suspended further development of our Aversion Hydrocodone/APAP and reallocated resources to our Limitx development candidates.

Our Strategy

Our goal is to become a leading specialty pharmaceutical company focused on addressing the growing societal problem of pharmaceutical drug abuse by developing a broad portfolio of products with abuse deterrent features and benefits. Specifically, we intend to:

•	Capitalize on our experience and expertise in the research and development of technologies that address medication abuse and misuse. We have one FDA approved product containing our Aversion Technology commercially launched in the United States by our licensee, and two products commercially launched containing our Impede Technology. We continue to invest in improvements in these technologies and innovate new technologies, including our Limitx technology, to address medication abuse and misuse.

•	Leverage our technologies by developing a full line of pharmaceutical products which utilize our proprietary technologies. Medication abuse and misuse is not limited to single drugs but often pervades entire drug categories. We intend to develop or collaborate with strategically focused pharmaceutical companies to develop multiple products in the prescription opioid and OTC cold/allergy markets with our technologies, and expect to seek licensing partners for products in development utilizing our Limitx technology.

•	Commercialize our products with our internal resources or license to strategically focused companies in the United States and other geographic territories. We have developed a small infrastructure to commercialize our OTC products that utilize the Impede Technology. We have licensed our Oxaydo product to Egalet for commercialization and we are seeking licensing partners for our products in development utilizing our Aversion and Impede technologies, and expect to seek licensing partners for products in development utilizing our Limitx technology.

•	Maintain an efficient internal cost structure. Our internal cost structure is focused on discovering new technologies and developing product formulations using those technologies. We also have a small, focused OTC marketing and sales team. We outsource many high cost elements of development and commercialization, such as clinical trials and commercial manufacturing that minimize required fixed overhead and capital investment and thereby reduces our business risk.

•	In-license or acquire technologies and/or products to expand our portfolio of technologies and products. We intend to pursue the in-license or acquisition of product candidates and technologies that will allow us to expand our portfolio of products. Such in-licensing or acquisition transactions, if successfully completed, of which no assurance can be given, may include product candidates or technologies for pain relief, addiction, and other drugs.

Abuse of Prescription Opioid Products and Development of Abuse Deterrent Formulations

Prescription opioids drugs, such as morphine and oxycodone, have a long history of use for the management of pain. Because they are highly effective, they are one of the largest prescribed drug categories in the U.S. However, a side effect of high doses of opioids is euphoria, or “a high”. For these reasons, opioids are the most misused or abused prescription drugs in the U.S. Opioids are offered in a variety of dosages including immediate-release tablets (or capsules), extended-release tablets (or capsules), patches and other formats. Abusers will often manipulate or tamper with the formulations to achieve their high, including:

•	Oral over-ingestion. Generally recognized as the most prevalent route of administration by abusers, the abuser simply orally ingests more tablets (or capsules) than is recommended for pain relief.

•	Oral ingestion of manipulated tablets or patches. Extended-release tablets or patches are sometimes crushed, chewed or otherwise physically or chemically manipulated to defeat the extended-release mechanism and provide an immediate-release of the opioid.

•	Nasal snorting. Crushed tablets are insufflated for absorption of the drug through the nasal tissues.

•	Injection. The opioid is physically or chemically removed from the dosage and injected into the vein using a syringe.

•	Poly-pharmacy. Opioids are sometimes used in conjunction with alcohol or other drugs to accentuate the high.

Abuse deterrent formulations of opioid dosages incorporate physical and/or chemical barriers in the formulations to prevent or discourage an abuser from inappropriately administering the product. The extent and manner in which any of the features of abuse deterrent opioids may be described in the FDA approved label for our pipeline products will be dependent on the results of and the acceptance by the FDA of our and our licensees’ studies for each product.

Development of our Limitx and Aversion (if recommenced) product candidates will require an abuse deterrent study consistent with FDA’s 2015 Guidance. These studies may include in vitro laboratory studies to determine, among other things, syringeability of the formulation, extractability of the opioid, and particle size of the crushed product. It is also expected that development will include human abuse liability studies comparing the abuse liability of our product candidates to currently marketed products. Because our products use known active ingredients in approved dosage strengths, the safety and efficacy of the opioid will need to be established by a series of pharmacokinetic studies demonstrating: (a) bioequivalence to an approved reference drug, (b) food effect of our formulations, and (c) dose proportionality of our formulation.

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

Limitx Technology

Limitx technology is intended to address abuse by excess oral consumption of multiple tablets and provide a margin of safety during accidental over-ingestion of tablets. Limitx is also expected to exhibit barriers to abuse by snorting and injection. In proof of concept laboratory tests, Limitx tablets demonstrated the ability to limit the release of the active ingredient from tablets when multiple tablets are simultaneously introduced into simulated gastric fluid. Using a .055N HCl dissolution bath, a single Limitx tablet released most of its active ingredient within 15 minutes while eight Limitx tablets in the same bath released the equivalent of one tablet’s active ingredient in 15 minutes. Eight immediate-release tablets of a marketed product comparator released most of its active ingredient in 15 minutes compared with over 2 hours for the eight Limitx tablets.

The FDA’s 2015 Guidance singles out immediate-release combination products with acetaminophen as being predominately abused by the oral route and that reducing nasal snorting of these products may not be meaningful. The initial Limitx formulation utilizes hydromorphone as its sole active ingredient. We have initiated formulation development of a hydrocodone/APAP product candidate utilizing our Limitx technology (LTX-03). In August 2015, the United States Patent and Trademark Office (“USPTO”) issued to us patent 9,101,636 covering, among other things, our Limitx technology.

Development of our Limitx technology is being supported by a $300 thousand grant (the “Grant”) by the National Institute on Drug Abuse (“NIDA”) of the National Institutes of Health for Phase I development, which entailed the development of an optimized formulation of LTX-04 suitable for commercial manufacture and human testing. In Phase II, we are performing human pharmacokinetic testing of LTX-04 to characterize the release of drug in vivo. NIDA funding of Phase II development, for which an application has been submitted, will be contingent upon (1) assessment by NIDA of the Phase I progress report and its determination that the Phase I milestones were achieved, (2) review and approval of other documents necessary for continuation, and (3) availability of NIDA funds. No assurance can be given that Phase II development funding will be provided by NIDA, but we plan to progress our clinical studies regardless of NIDA funding.

NIDA Disclaimer: Phase I and possibly Phase II research on LTX-04 is supported by the National Institute On Drug Abuse of the National Institutes of Health under Award Number R44DA037921. The results and content of any such research is solely the responsibility of Acura and does not necessarily represent the official views of the National Institutes of Health.

Limitx Technology Products in Development

We have the following products in development utilizing our Limitx technology:

Limitx Technology Product	Status
Immediate-release hydromorphone HCI (LTX-04)	Phase I exploratory pharmacokinetic study in process
Immediate-release hydrocodone bitartrate with acetaminophen (LTX-03)	Formulation development in process

In January 2016, our IND for LTX-04, our lead product candidate utilizing our Limitx technology, was allowed to proceed to clinical testing. The initial LTX-04 clinical study, Study AP-LTX-400, is a Phase I exploratory pharmacokinetic study to evaluate the plasma absorption of hydromorphone from orally administered tablets in a fasted state. Study AP-LTX-400 will target to complete approximately 48 healthy subjects in two separate cohorts, with 24 subjects in each cohort. For safety, all subjects will receive a naltrexone block prior to and during dosing to blunt any serious adverse effects that may result from the doses of hydromorphone.

Subjects in Cohort 1 will be further randomized into three dosage groups taking either one, two or three 2mg hydromorphone tablets. Each Cohort 1 subject will take two different test formulations of LTX-04 and DILAUDID® brand of hydromorphone HCl. The objective of Cohort 1 is to determine if the LTX-04 test products are delivering the appropriate amount of hydromorphone into the blood stream to treat pain. Additionally, Cohort 1 may begin assessing the extent that the release of hydromorphone active ingredient from the LTX-04 tablets is retarded as the dose level increases.

Following the results of Cohort 1, Cohort 2 subjects will be randomized into three dosage groups taking four, six or eight 2mg hydromorphone tablets. Each Cohort 2 subject will take one test formulation of LTX-04 selected based on the results of Cohort 1 and DILAUDID®. The objective of Cohort 2 will be to further explore the extent the release of hydromorphone active ingredient from LTX-04 tablets is retarded as the dose level increases to abusive levels. A safety assessment of LTX-04 will be made from both study cohorts.

Dosing of the first subjects in Cohort 1 of Study AP-LTX-400 commenced on February 25, 2016. We expect topline study results from Study AP-LTX-400 to be available in the first half of 2016.

Aversion Technology

Aversion Technology incorporates gelling ingredients and irritants into tablets to discourage abuse by snorting and provide barriers to abuse by injection. Our Aversion Technology and related opioid products, like Oxaydo, are covered by claims in five issued U.S. patents, which expire between 2023 and 2025. Our Aversion Technology products are intended to provide the same therapeutic benefits of the active drug ingredient as currently marketed products containing the same active pharmaceutical ingredient.

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

The 2015 market for immediate-release oxycodone products was 19.3 million dispensed prescription or 1.7 billion tablets. The current market is predominately serviced by generic formulations that contain no abuse deterrent features and sell for approximately $0.10 to $0.40 per tablet, depending on strength. Immediate-release opioids are prescribed by a broad cross-section of healthcare providers including primary care physicians, surgeons and pain specialists. We believe Oxaydo, given its differentiated label compared to generic products, can offer an alternative for opioid prescribing physicians concerned with the abuse or diversion for abuse of their prescriptions even at premium pricing to generics.

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

We are advised that Egalet commenced promoting Oxaydo in September 2015 to a target group of approximately 7,000 immediate-release opioid prescribing physicians using approximately 50 sales representatives. Commercial shipments of Oxaydo commenced in early October 2015. We are also advised that Egalet plans to expand its target physician group to an estimated 11,500 opioid prescribing physicians using approximately 71 sales representatives early in 2016. Egalet has further advised us that they have implemented a co-pay support program in which any non-government insurance covered patient receiving an Oxaydo prescription will be eligible to receive a credit such that their out-of-pocket cost, or co-pay, is limited to $15 per prescription. Egalet is in the early stages of promoting Oxaydo to physicians and addressing the challenges of establishing retail pharmacy stocking of a Schedule II narcotic. Despite the early nature of Egalet’s efforts, Oxaydo tablets dispensed to patients in the first three months of availability (October through December 2015) is approximately the same as the number of tablets dispensed for the first six quarters by our previous partner.

Egalet Agreement Covering Oxaydo

On January 7, 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation, (collectively, “Egalet”) entered into a Collaboration and License Agreement (the “Egalet Agreement”) to commercialize Oxaydo tablets containing our Aversion® Technology. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Egalet Agreement, we transferred the approved NDA for Oxaydo to Egalet and Egalet is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide (the “Territory”) in all strengths, subject to our right to co-promote Oxaydo in the United States.

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

Egalet paid us an upfront payment of $5 million upon signing of the Egalet Agreement and a $2.5 million milestone in October 2015 in connection with the launch of Oxaydo. In addition, we will be entitled to a one-time $12.5 million milestone payment when worldwide Oxaydo net sales reach $150 million in a calendar year. In addition, we will receive from Egalet a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year (excluding net sales resulting from our co-promotion efforts). In any calendar year in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Egalet’s royalty payment obligations commenced on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to the Product). Royalties will be reduced upon the entry of generic equivalents, as well as for payments required to be made by Egalet to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

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

Abuse of Pseudoephedrine Products

The chemical structure of pseudoephedrine, or PSE, is very similar to methamphetamine, facilitating a straight-forward chemical conversion to methamphetamine. OTC PSE products are sometimes purchased and used for this conversion. There are multiple known processes to convert PSE to methamphetamine, all of which are not complex and do not require specialized equipment; however, many do require readily available but uncommon ingredients. Two of the three most popular processes follow two general processing steps: (1) dissolving the PSE tablets in a solvent to isolate, by filtration, purified PSE and (2) a chemical reduction of the PSE into methamphetamine for drying into crystals. The third method, or the “one-pot” method, involves the direct chemical reduction of the PSE to methamphetamine in the presence of the tablet’s inactive ingredients. All the solvents used are ultimately dried off or otherwise removed, so a wide range of solvents are amenable to the process.

Impede 1.0 Technology

Our Impede 1.0 Technology, a proprietary mixture of inactive ingredients, prevents the extraction of PSE from tablets using known extraction methods and disrupts the direct conversion of PSE from tablets into methamphetamine.

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

Impede 2.0 Technology

We have developed a next generation, or Impede 2.0 Technology to improve the meth-resistance of our technology. We have completed one-pot, direct conversion meth testing performed by our CRO on the following commercially available products and on our Nexafed Impede 2.0 extended-release product, with the following results:

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

We have demonstrated in a pilot clinical study the bioequivalence of a formulation of our Nexafed extended release tablets utilizing our Impede 2.0 technology to Sudafed® 12-hour Tablets. We have begun a project to integrate Impede 2.0 technology into our commercially available Nexafed 30mg tablet while moving supply to an alternate contract manufacturer.

Nexafed Products

Our Nexafed product line consists of immediate release tablets which currently utilize our patented Impede 1.0 Technology. Nexafed is a 30mg pseudoephedrine tablet and Nexafed Sinus Pressure + Pain is a 30/325mg pseudoephedrine and acetaminophen tablet. PSE is a widely-used nasal decongestant available in many non-prescription and prescription cold, sinus and allergy products. While the 30mg PSE tablet is not the largest selling PSE product on the market, we believe it is the most often used product to make meth due to: (a) its relatively low selling price and (b) its simpler formulation provides better meth yields. However, as meth-resistant products become pervasive, we believe meth cooks will migrate to other, larger selling, PSE containing products.

We have demonstrated that our Nexafed 30mg tablets are bioequivalent to Johnson & Johnson’s Sudafed 30mg Tablets when a single 2 tablet dose is administered. Commencing in 2006, the CMEA, required all non-prescription PSE products to be held securely behind the pharmacy counter, has set monthly consumer purchase volume limits, and has necessitated consumer interaction with pharmacy personnel to purchase PSE-containing products. We are capitalizing on this consumer-pharmacist interaction at the point of sale by soliciting distribution to pharmacies and educating and encouraging pharmacists to recommend Nexafed to their customers. We are using telemarketing, direct mail, and online and journal advertising to educate pharmacists about Nexafed and encourage pharmacists to recommend Nexafed to their customers.

We launched Nexafed commercially in mid-December 2012 into the United States OTC market for cold and allergy products. We have built a distribution system of several regional and national drug wholesalers for redistribution to pharmacies which includes the three largest U.S. drug wholesalers: McKesson, Cardinal Health and AmerisourceBergen. We also ship directly to the warehouses of certain pharmacy chains. Nexafed is currently stocked in approximately 13,300 pharmacies or about 20% of the estimated 65,000 U.S. pharmacy outlets. Initial adoption was primarily in independent pharmacies in predominately rural communities with high meth awareness. Chain pharmacies, with more centralized control of the pharmacy operations, began adopting in mid-2013, including Kroger, Publix, Fruth and Bartells. Some pharmacists are actively recommending Nexafed to their customers while some have replaced all 30mg PSE products, brand and generic, with Nexafed. Rite Aid, the nation’s fourth largest pharmacy operator, began purchasing Nexafed in late 2013. In late 2014, Kmart and Kroger initiated chain-wide stocking of Nexafed.

We estimate that approximately 56% of Nexafed stocking pharmacies are repeat customers, excluding Rite Aid and Kroger which purchase directly from us and we therefore do not have individual store data.

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

Impede Technology Products in Development

Given the fragmented nature of the PSE market with products containing multiple active ingredients, we are developing additional products for our Nexafed franchise:

Impede Technology Product	Status
Nexafed 30mg with Impede 2.0 Technology	Transferring to alternate supplier and scaling-up to commercial supply
Immediate-release pseudoephedrine HCl in combination with other cold and allergy active ingredients	Nexafed Sinus Pressure + Pain launched Other formulations being considered
Extended-release formulation utilizing Impede 2.0 technology	Pilot pharmacokinetic testing demonstrated bioequivalence to Sudafed® 12-hour Tablets. Pre-IND meeting held with the FDA
Extended – release combination products	Formulations being considered
Methamphetamine resistant pseudoephedrine – containing product	In development pursuant to Bayer Agreement

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

2 Extended release PSE formulations

The 2014 market for 30mg PSE tablets, including store brands was approximately 470 million tablets or 19 million boxes of 24 tablets. Nexafed is currently priced at $4.39 for a box of 24 tablets and Nexafed Sinus Pressure + Pain is currently priced at $7.50 for a box of 24 tablets.

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

It is estimated that more than 75 million people in the United States suffer from pain and the FDA estimates more than 45 million people receive a prescription for the opioid hydrocodone annually. For many pain sufferers, opioid analgesics provide their only pain relief. As a result, opioid analgesics are among the largest prescription drug classes in the United States with over 233 million tablet and capsule prescriptions dispensed in 2015 of which approximately 219 million were for IR opioid products and 15 million were for ER opioid products. However, physicians and other health care providers at times are reluctant to prescribe opioid analgesics for fear of misuse, abuse, and diversion of legitimate prescriptions for illicit use.

We expect our Aversion and Limitx Technology opioid products, to compete primarily in the IR opioid product segment of the United States opioid analgesic market. Because IR opioid products are used for both acute and chronic pain, a prescription, on average, contains 65 tablets or capsules. According to IMS Health, in 2015, sales in the IR opioid product segment were approximately $2.9 billion, of which ~98% was attributable to generic products. Due to fewer identified competitors and the significantly larger market for dispensed prescriptions for IR opioid products compared to ER opioid products, we have initially focused on developing IR opioid products utilizing our Aversion and Limitx Technologies. A summary of the IR opioid product prescription data for 2015 is provided below:

IR Opioid Products(1)	2015 US Prescriptions (Millions)(2)	% of Total
Hydrocodone	97	44%
Oxycodone	57	26%
Tramadol	44	20%
Codeine	16	8%
3 Others	5	2%
Total	219	100%

1 Includes all salts and esters of the opioid and opioids in combination with other active ingredients such as acetaminophen.

2 IMS Health, 2015

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

Patents and Patent Applications

We have the following issued patent covering, among other things, our Limitx technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	August 2015	Nov. 2033
2,892,908 (CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Allowed; not yet issued

We have the following issued patents covering, among other things, Oxaydo and our Aversion technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	Jul. 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023

We have the following issued patents related to our Aversion technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,476,402 (US)	Pharmaceutical compositions of certain combinations of kappa and mu opioid receptor agonists and other ingredients intended to deter opioid analgesic product misuse and abuse	Jan. 2009	Nov. 2023
8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	Jul. 2014	Nov. 2023
2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027
175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patent covering, among other things, our Nexafed product line and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032

In January 2012, the USPTO issued to us U.S. Patent No. 8,101,630, or the 630 Patent with a single claim that encompasses an extended release abuse deterrent dosage form of oxycodone or a pharmaceutically acceptable salt thereof. The 630 Patent expires in August 2024. In October 2014, we ceded priority of the 630 patent to a patent application filed by Purdue Pharma and expect this patent to be rescinded.

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

In 2012 and 2013, we received Paragraph IV Certification Notices from five generic sponsors of an ANDA for a generic drug listing our Oxaydo product as the reference listed drug. The Paragraph IV Notices referred to our 920, 726 and 439 Patents, which cover our Aversion® Technology and our Oxaydo product. We filed suit against each of such generic sponsors, Watson Laboratories, Inc., Par Pharmaceutical, Inc., Impax Laboratories, Inc., Sandoz Inc. and Ranbaxy Inc., in the United States District Court for the District of Delaware alleging infringement of our 726 Patent listed in the FDA’s Orange Book. Our litigation against Watson Laboratories was dismissed by us following Watson Laboratories’ change of its Paragraph IV Certification to a Paragraph III Certification, indicating it would not launch its generic product until the expiry of our applicable Patents. Our litigation against each of the remaining generic sponsors was settled during the period October 2013 through May 2014 on an individual basis, upon mutual agreement between us and such generic sponsors. None of such settlements impacted the validity or enforceability of our Patents. See “Item 1A. Risk Factors – Generic manufacturers are using litigation and regulatory means to seek approval for generic versions of Oxaydo, which could cause Egalet’s sales to suffer and adversely impact our royalty revenue” for a discussion of the settlements and license grants relating to such patent litigation.

In April, 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against us and our Oxaydo product licensee Egalet US, Inc. and its parent Egalet Corporation in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s U.S. Patent No. 8,389,007. The complaint seeks injunctive relief as well as awards of damages and attorneys’ fees. In January 2016, the District Court issued a claim construction order in the patent infringement action.  The order stated that the term polyvinylpyrrolidone as that term is defined in the claims of the Purdue patent covers all polymeric forms of vinylpyrrolidone, including crospovidone used in Oxaydo.  We deny the allegations in the complaint, believe they are without merit and are defending the action vigorously. As is the case with patent litigation, there is a risk that the Court may enjoin the making, using, selling and offering for sale Oxaydo and/or may find that Oxaydo infringes the 007 patent. As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of December 31, 2015.

Reference is made to the Risk Factors contained in Item 1A of this Report for a discussion, among other things, of patent applications and patents owned by third parties, including claims that may encompass our Aversion Technology and Oxaydo tablets, and the risk of infringement, interference or opposition proceedings that we may be subject to arising from such patents and patent applications.

Research and Manufacturing

We conduct research, development, manufacture of laboratory clinical trial supplies, and warehousing activities at our operations facility in Culver, Indiana and lease an administrative office in Palatine, Illinois. The 25,000 square foot Culver facility is registered with DEA to perform research, development and manufacture of certain DEA-scheduled active pharmaceutical ingredients and finished dosage form products. We have obtained quotas for supply of DEA-scheduled active pharmaceutical ingredients from the DEA and develop finished dosage forms in our Culver facility. We manufacture clinical trial supplies of drug products in our Culver facility. In addition to internal capabilities and activities, we engage numerous clinical research organizations, or CROs, with expertise in regulatory affairs, clinical trial design and monitoring, clinical data management, biostatistics, medical writing, laboratory testing and related services. Egalet is responsible for commercial manufacture of Oxaydo under the Egalet Agreement. We expect that future opioid product candidates developed and licensed by us will be commercially manufactured by our licensees or other qualified third party contract manufacturers.

We rely on a contract manufacturer to manufacture, package and supply our commercial quantities of Nexafed and Nexafed Sinus Pressure + Pain products. Initially, we will source our commercial requirements of our Nexafed products from a single manufacturer and will not have a second source. Although we believe there are alternate sources of supply that can satisfy our commercial requirements, replacing or adding a contract manufacture will result in additional costs.

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

We believe potential competitors may be developing opioid abuse deterrent technologies and products. Such potential competitors include, but may not be limited to, Pain Therapeutics, Pfizer Inc., Purdue Pharma, Atlantic Pharmaceuticals, Egalet Corporation, KemPharm, Shionogi, Nektar Therapeutics, Signature Therapeutics, QRx Pharma, Tris Pharma, Pisgah Labs, Teva Pharmaceuticals, Sun Pharmaceuticals, and Collegium Pharmaceuticals. Egalet, our partner for Oxaydo, is also developing other analgesic products, all of which will compete for development and commercialization resources for Oxaydo, which may adversely impact the sales of Oxaydo. In August 2014, Purdue Pharma announced the submission of an NDA for an immediate-release oxycodone HCl product with reported abuse deterrent properties.

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

Government Regulation

All pharmaceutical firms, including us, are subject to extensive regulation by the federal government, principally by the FDA under the Federal Food, Drug and Cosmetic Act, or the FD&C Act, and, to a lesser extent, by state and local governments. Before our prescription products and some OTC products may be marketed in the U.S., they must be approved by the FDA for commercial distribution. Certain OTC products must comply with applicable FDA regulations, known as OTC Monographs, in order to be marketed, but do not require FDA review and approval before marketing. Additionally, we are subject to extensive regulation by the DEA under the Controlled Substances Act, the Combat Methamphetamine Act of 2005, and related laws and regulations for research, development, manufacturing, marketing and distribution of controlled substances and certain other pharmaceutical active ingredients that are regulated as Listed Chemicals. Extensive FDA, DEA, and state regulation of our products and commercial operations continues after drug product approvals, and the requirements for our continued marketing of our products may change even after initial approval. We are also subject to regulation under federal, state and local laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and future local, state, federal and foreign regulations, including possible future regulations of the pharmaceutical industry. We cannot predict the extent to which we may be affected by legislative and other regulatory developments concerning our products and the healthcare industry in general.

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

FDA approval is required before any "new drug," can be marketed. A "new drug" is one not generally recognized, by experts qualified by scientific training and experience, as safe and effective for its intended use. Our products not subject to and in compliance with an OTC Monograph are new drugs and require prior FDA approval. Such approval must be based on extensive information and data submitted in a NDA, including but not limited to adequate and well controlled laboratory and clinical investigations to demonstrate the safety and effectiveness of the drug product for its intended use(s). In addition to providing required safety and effectiveness data for FDA approval, a drug manufacturer's practices and procedures must comply with current Good Manufacturing Practices, or cGMPs, which apply to manufacturing, receiving, holding and shipping. Accordingly, manufacturers must continue to expend time, money and effort in all applicable areas relating to quality assurance and regulatory compliance, including production and quality control to comply with cGMPs. Failure to so comply risks delays in approval of drug products and possible FDA enforcement actions, such as an injunction against shipment of products, the seizure of non-complying products, criminal prosecution and/or any of the other possible consequences described above. We are subject to periodic inspection by the FDA and DEA, which inspections may or may not be announced in advance.

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

Preclinical studies include laboratory evaluation of product chemistry and formulation, and in some cases, animal studies and other studies to preliminarily assess the potential safety and efficacy of the product candidate. The results of preclinical studies together with manufacturing information, analytical data, and detailed information including protocols for proposed human clinical trials are then submitted to the FDA as a part of an IND. An IND must become effective, and approval must be obtained from an Institutional Review Board, or IRB, prior to the commencement of human clinical trials. The IND becomes effective 30 days following its receipt by the FDA unless the FDA objects to, or otherwise raises concerns or questions and imposes a clinical hold. We, the FDA or the IRB may suspend or terminate a clinical trial at any time after it has commenced due to safety or efficacy concerns or for commercial reasons. In the event that FDA objects to the IND and imposes a clinical hold, the IND sponsor must address any outstanding FDA concerns or questions to the satisfaction of the FDA before clinical trials can proceed or resume. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

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

After clinical trials have been completed, and if they were considered successful, the sponsor may submit a NDA or Abbreviated New Drug Application, or ANDA, to the FDA including the results of the preclinical and clinical testing, together with, among other things, detailed information on the chemistry, manufacturing, quality controls, and proposed product labeling. There are two types of NDAs; a 505(b)(1) NDA and a 505(b)(2) NDA. A 505(b)(1) NDA is also known as a "full NDA" and is described by section 505(b)(1) of the FD&C Act as an application containing full reports of investigations of safety and effectiveness, in addition to other information. The data in a full NDA is either owned by the applicant or are data for which the applicant has obtained a right of reference. A 505(b)(2) application is one described under section 505(b)(2) of the FD&C Act as an application for which information, or one or more of the investigations relied upon by the applicant for approval, "were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted". This provision permits the FDA to rely for approval of an NDA on data not developed by the applicant, such as published literature or the FDA's finding of safety and effectiveness of a previously approved drug. 505(b)(2) applications are submitted under section 505(b)(1) of the FD&C Act and are therefore subject to the same statutory provisions that govern 505(b)(1) applications that require among other things, "full reports" of safety and effectiveness.

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

Each NDA requires payment of a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, as periodically amended. According to FDA’s fee schedule, effective on October 1, 2015, for the 2016 fiscal year, the user fee for an application fee requiring clinical data, such as an NDA is $2,374,200. The FDA adjusts PDUFA user fees on an annual basis. PDUFA also imposes annual product and facility fees. A written request can be submitted for a waiver of the application fee for the first human drug application that is filed by a small business, but no waivers for product or establishment fees are available. Where we are subject to these fees, they are significant expenditures that may be incurred in the future and must be paid at the time of submission of each application to FDA.

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

Risks Related to Our Business and Industry

 We require additional funding

We anticipate that we will require additional financing or entry into license or collaborative agreements with third parties providing for net proceeds to us in order to continue to fund operations. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaborative agreements will provide for funding or payments to us sufficient to continue to fund operations. Although we believe we have cash and marketable securities sufficient to fund operations through at least the first quarter of 2017, in the absence of such financing or third-party license or collaborative agreements, we may be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Even assuming we are successful in securing additional sources of financing to fund continued operations, there can be no assurance that the proceeds of such financing will be sufficient to fund operations until such time, if at all, that we generate sufficient revenue from our products and product candidates to sustain and grow our operations.

 We are largely dependent on the commercial success of OXAYDO

We anticipate that, for at least fiscal 2016 and 2017, our ability to generate revenues and become profitable will depend in large part on the commercial success of our only FDA approved product, OXAYDO, which in turn will depend on several factors, including our and our licensee Egalet’s ability to:

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

Egalet’s third party manufacturing facility will be the sole commercial source of supply of OXAYDO. If Egalet’s manufacturing facility fails to obtain sufficient DEA quotas for oxycodone, fails to source adequate quantities of active and inactive ingredients, fails to comply with regulatory requirements, or otherwise experiences disruptions in commercial supply of OXAYDO, product revenue and our royalties could be adversely impacted.

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

Our failure to continue the development of our LIMITX opioid product candidates including hydromorphone HCI or hydrocodone/acetaminophen, or to successfully establish a license agreement with a pharmaceutical company for the development and commercialization of such products, will adversely impact our ability to develop, market and sell our LIMITX technology products and our revenues and business will suffer.

We are engaged in the development of product candidates utilizing or LIMITX technology, including a Phase 1 exploratory pharmacokinetic study for our hydromorphone HCI lead product candidate. Our plan for developing, manufacturing and commercializing our LIMITX opioid products includes entering into an agreement similar to the Egalet Agreement with a strategically focused pharmaceutical company. There can be no assurance, however, that our early-stage development of our LIMITX product candidates will be successful, or even if successful, that we will be successful in entering into such an agreement. Pending any such agreement, we expect to continue the development of our LIMITX product candidates on our own. The continued development of our LIMITX product candidates will likely require additional financing, which may not be available on acceptable terms, or at all. In the absence of available financing, or our failure to successfully enter into a license agreement with a pharmaceutical company to develop and commercialize our LIMITX products, we may have to limit the size or scope of, or delay or abandon, the development of some or all of our product candidates, which would adversely impact our financial condition and results of operations.

We have a history of operating losses and may not achieve profitability sufficient to generate a positive return on shareholders’ investment.

We had a net loss of $5.0 million, $13.2 million and $13.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our future profitability will depend on several factors, including:

•	our receipt of royalties relating to Egalet’s sale of OXAYDO;

•	our successful marketing and sale of our NEXAFED products and other products utilizing our IMPEDE Technology, and market acceptance, increased demand for and sales of our NEXAFED products;

•	our receipt of milestone payments and royalties relating to our LIMITX Technology products in development from future licensees, of which no assurance can be given; and

•	the receipt of FDA approval and the successful commercialization by future licensees (if any) of products utilizing our LIMITX Technology and our ability to commercialize our IMPEDE Technology without infringing the patents and other intellectual property rights of third parties.

We cannot assure you that OXAYDO or our NEXAFED products will be successfully commercialized or our LIMITX Technology or IMPEDE Technology products in development will be successfully developed or be approved for commercialization by the FDA.

Even if Egalet succeeds in commercializing OXAYDO, or if we or a licensee succeed in developing and commercializing one or more of our pipeline LIMITX or IMPEDE Technology products, we expect to continue using cash reserves for the foreseeable future. Our expenses may increase in the foreseeable future as a result of continued research and development of our product candidates, maintaining and expanding the scope of our intellectual property, commercializing our NEXAFED products, and hiring of additional research and development staff.

We will need to generate revenues from direct product sales or indirectly from royalties on sales to achieve and maintain profitability. If we cannot successfully commercialize our NEXAFED products, if Egalet does not successfully commercialize OXAYDO, or if we or our licensee (if any) cannot successfully develop, obtain regulatory approval and commercialize our products in development, including our LIMITX product candidates, we will not be able to generate such royalty revenues or achieve future profitability. Our failure to achieve or maintain profitability would have a material adverse impact on our operations, financial condition and on the market price of our common stock.

We must rely on current cash reserves, royalties from Egalet on Egalet’s sales of OXAYDO, revenues from our NEXAFED product sales and payments that may be made under the Bayer Agreement to fund operations.

To fund our continued operations, we expect to rely on our current cash resources, royalty payments under the Egalet Agreement relating to OXAYDO, collaboration reimbursement, milestones and royalty payments that may be made under the Bayer Agreement, and milestones and royalty payments that may be made under future license agreements with other pharmaceutical company partners for our product candidates in development, of which no assurances can be given, and revenues from our commercialization of our NEXAFED products. No assurance can be given that current cash reserves and revenues from our NEXAFED product sales and royalties from Egalet on OXAYDO net sales will be sufficient to fund continued operations and the development of our product candidates until such time as we generate revenues from any of our products in development. Moreover, no assurance can be given that we will be successful in raising additional financing or, if financing is obtained, that such financing will be sufficient to fund operations until we generate sufficient revenues from OXAYDO, or until product candidates utilizing our LIMITX or IMPEDE Technologies may be commercialized. In the event our cash reserves are insufficient to fund continued operations, we may need to suspend some or all of our product development efforts or possibly discontinue operations.

Our and our licensees’ ability to market and promote OXAYDO and LIMITX technology products by describing the abuse deterrent features of such products will be determined by the FDA approved label for such products.

The commercial success of OXAYDO and our LIMITX Technology products in development will depend upon our and our licensees’ ability to obtain FDA approved labeling describing such products’ abuse deterrent features or benefits. Our or our licensees’ failure to achieve FDA approval of product labeling containing such information will prevent or substantiality limit our and our licensees’ advertising and promotion of such abuse deterrent features in order to differentiate our products from other immediate release opioid products containing the same active ingredients, and would have a material adverse impact on our business and results of operations. In April 2015, the FDA published guidance for industry on the evaluation and labeling of abuse-deterrent opioids. While the 2015 FDA Guidance is non-binding on the FDA, it outlines FDA’s current thinking on the development and labeling of abuse-deterrent products. The 2015 FDA Guidance provides for three distinct levels of pre-marketing studies that are potentially eligible for inclusion in the labeling: (1) laboratory-based in vitro manipulation and extraction studies, (2) pharmacokinetic studies, and (3) clinical abuse potential studies. The Guidance further prescribes additional post-approval or epidemiology studies to determine whether the marketing of a product with abuse-deterrent properties results in meaningful reductions in abuse, misuse, and related adverse clinical outcomes, including addiction, overdose, and death in the post-approval setting, which can also be included in the labeling. FDA notes “the science of abuse deterrence is relatively new. Both the technologies involved and the analytical, clinical, and statistical methods for evaluating those technologies are rapidly evolving. For these reasons, FDA will take a flexible, adaptive approach to the evaluation and labeling of potentially abuse-deterrent opioid products”.

We or our licensee may seek to include descriptions of studies that characterize the abuse-deterrent properties in the label for our AVERSION and LIMITX Technology products in development. We have committed to the FDA to undertake epidemiological studies to assess the actual consequences of abuse of OXAYDO in the market. However, the extent to which a description of the abuse deterrent properties or results of epidemiological or other studies will be added to or included in the FDA approved product label for our products in development will be the subject of our and our licensees’ discussions with, and agreement by, the FDA as part of the NDA review process for each of our product candidates. The outcome of those discussions with the FDA will determine whether we or our licensees will be able to market our products with labeling that sufficiently differentiates them from other products that have comparable therapeutic profiles. While the FDA approved label for OXAYDO includes the results from a clinical study which evaluated the effects of nasally snorting crushed Oxaydo and commercially available oxycodone tablets and limitations on wetting or dissolving OXAYDO, it does not, however, include the results of our laboratory studies intended to evaluate OXAYDO’s potential to limit extraction of oxycodone HCl from dissolved OXAYDO Tablets and resist conversion into an injectable, or IV solution. The absence of the results of these extraction and syringe studies in the FDA approved label for OXAYDO may substantially limit our licensee’s ability to differentiate OXAYDO from other immediate release oxycodone products, which would have a material adverse effect on market acceptance of OXAYDO and on our business and results of operations.

Notwithstanding the FDA approved labeling for OXAYDO, there can be no assurance that our LIMITX or AVERSION Technology products in development will receive FDA approved labeling that describes the abuse deterrent features of such products. If the FDA does not approve labeling containing such information, we or our licensees will not be able to promote such products based on their abuse deterrent features, may not be able to differentiate such products from other immediate release opioid products containing the same active ingredients, and may not be able to charge a premium above the price of such other products, which could materially adversely affect our business and results of operations.

Further, because the FDA closely regulates promotional materials and other promotional activities, even if the FDA initially approves product labeling that includes a description of the abuse deterrent characteristics of our product, as in the case of OXAYDO, the FDA’s Office of Prescription Drug Promotion, or OPDP, will continue to review the acceptability of promotional claims and product advertising campaigns for our marketed products. This could lead to the issuance of warning letters or untitled letters, suspension or withdrawal of OXAYDO from the market, recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecution, which could harm the commercial success of our product and materially affect our business, financial condition and results of operations.

Our product candidates are unproven and may not be approved by the FDA.

We are committing a majority of our resources to the development of product candidates utilizing our LIMITX and IMPEDE Technologies. Notwithstanding the receipt of FDA approval of OXAYDO and our marketing of our NEXAFED products, there can be no assurance that any product candidate utilizing our IMPEDE or LIMITX Technologies will meet FDA’s standards for commercial distribution. Further, there can be no assurance that other product candidates that may be developed using LIMITX, IMPEDE or AVERSION Technologies will achieve the targeted end points in the required clinical studies or perform as intended in other pre-clinical and clinical studies or lead to an NDA submission or filing acceptance. Our failure to successfully develop and achieve final FDA approval of our product candidates in development will have a material adverse affect on our financial condition.

If the FDA disagrees with our determination that certain of our products meet the over-the-counter, or OTC, Monograph requirements, once those products are commercialized, they may be removed from the market; the FDA or the U.S. Federal Trade Commission, or FTC, may object to our advertisement and promotion of the extraction characteristics and benefits of our NEXAFED products.

Drugs that have been deemed safe and effective by the FDA for use by the general public without a prescription are classified as OTC drug products. Certain OTC drug products may be commercialized without premarket review by the FDA if the standards set forth in the applicable regulatory monograph are met. An OTC monograph provides the marketing conditions for the applicable OTC drug product, including active ingredients, labeling, and other general requirements, such as compliance with cGMP and establishment registration. Any product which fails to conform to each of the general conditions and a monograph is subject to regulatory action. Further, although the FDA regulates OTC drug product labeling, the FTC regulates the advertising and marketing of OTC drug products. We believe that our NEXAFED products are classified for OTC sale under an FDA OTC monograph, which will allow us to commercialize them without submitting an NDA or ANDA to the FDA. We have also determined that, provided we adhere to the FDA’s requirements for OTC monograph products, including product labeling, we can advertise and promote the extraction characteristics and benefits of our NEXAFED products which are supported by our research studies. No assurance can be given, however, that the FDA will agree that our NEXAFED products may be sold under the FDA’s OTC monograph product regulations or that the FDA or FTC will not object to our advertisement and promotion of our NEXAFED products’ extraction characteristics and benefits. If the FDA determines that our NEXAFED products do not conform to the OTC monograph or if we fail to meet the general conditions, once commercialized, the products may be removed from the market and we may face various actions including, but not limited to, restrictions on the marketing or distribution of such products, warning letters, fines, product seizure, or injunctions or the imposition of civil or criminal penalties. Any of these actions may materially and adversely affect our financial condition and operations. Additionally, the FDA has recently announced that it is considering material changes to how it regulates OTC drug products and held hearing in late March 2014 for public comment. Changes to the existing OTC regulations could result in a requirement that we file an NDA or ANDA for our NEXAFED products or other IMPEDE Technology products in order to commercialize such products. If the FDA requires that we submit a NDA or ANDA to obtain marketing approval for our NEXAFED® products or other IMPEDE Technology products, this would result in substantial additional costs, suspend the commercialization of our NEXAFED products and require FDA approval prior to sale, of which no assurance can be provided. In such case, the label for our NEXAFED products or other IMPEDE Technology products would be subject to FDA review and approval and there can be no assurance that we will be able to market NEXAFED or other IMPEDE Technology products with labeling sufficient to differentiate it from products that have comparable therapeutic profiles. If we are unable to advertise and promote the extraction characteristics of NEXAFED or other IMPEDE Technology products, we may be unable to compete with national brands and pharmacy chain store brands.

Our LIMITX, IMPEDE and AVERSION Technology products may not be successful in limiting or impeding abuse or misuse upon commercialization.

We are committing a majority of our resources to the development of products utilizing our LIMITX, IMPEDE and AVERSION Technologies. Notwithstanding the receipt of FDA approval of OXAYDO and the results of our numerous clinical and laboratory studies for OXAYDO, our NEXAFED products, and our LIMITX, IMPEDE and AVERSION Technology products in development, there can be no assurance that OXAYDO, our NEXAFED products or any other product utilizing our LIMITX, IMPEDE or AVERSION Technologies will perform as tested and limit or impede the actual abuse or misuse of such products in commercial settings. Moreover, there can be no assurance that the post-approval epidemiological study required by the FDA as a condition of approval of OXAYDO will show a reduction in the consequences of abuse and misuse by patients for whom OXAYDO is prescribed. The failure of OXAYDO, our NEXAFED products or other products utilizing our LIMITX, IMPEDE and AVERSION Technologies to limit or impede actual abuse or misuse in practice will have a material adverse impact on market acceptance for such products and on our financial condition and results of operations.

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

If for some reason our contract manufacturers cannot perform as agreed, or if we are unable to reach agreement with our contract manufacturers on the terms of continued supply of our products, we may be required to replace them. Although we believe there are a number of potential replacements, we will incur added costs and delays in identifying and qualifying any such replacements. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products or drug candidates, which could adversely impact the continued supply of our products or drug candidates.

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

Even if we comply with all the FDA regulatory requirements, we or our licensees may not obtain regulatory approval for any of our product candidates in development. For example, we previously submitted a NDA to the FDA for an AVERSION Technology product containing niacin, intended to provide impediments to over-ingesting the product. Such niacin containing product was not approved by the FDA. If we or our licensees fail to obtain regulatory approval for any of our product candidates in development, we will have fewer commercialized products and correspondingly lower revenues. Even if regulatory approval of our products in development is received, such approval may involve limitations on the indicated uses or promotional claims we or our licensees may make for our products, or otherwise not permit labeling that sufficiently differentiates our product candidates from competitive products with comparable therapeutic profiles but without abuse deterrent features (see risk factor above entitled “Our and our licensees ability to market and promote OXAYDO and LIMITX Technology products by describing the abuse deterrent features of such products will be determined by the FDA approved label for such products”). Such events would have a material adverse effect on our operations and financial condition. We may market certain of our products without the prior application to and approval by the FDA. The FDA may subsequently require us to withdraw such products and submit NDA’s for approval prior to re-marketing.

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

We have installed the equipment necessary to manufacture clinical trial supplies of our LIMITX and IMPEDE Technology product candidates in tablet formulations at our Culver, Indiana facility. To be used in clinical trials, all of our product candidates must be manufactured in conformity with cGMP regulations. All such product candidates must be manufactured, packaged, and labeled and stored in accordance with cGMPs. Modifications, enhancements or changes in manufacturing sites of marketed products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain. Our Culver, Indiana facility, and those of any third-party manufacturers that we or our licensees may use, are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if the FDA deems such inspections are unsatisfactory. Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production or distribution, suspension of FDA review of our product candidates, termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution.

We develop our products, and manufacture clinical supplies, at a single location. Any disruption at this facility could adversely affect our business and results of operations.

We rely on our Culver, Indiana facility for developing our product candidates and the manufacture of clinical supplies of our product candidates. If the Culver, Indiana facility were damaged or destroyed, or otherwise subject to disruption, it would require substantial lead-time to repair or replace. If our Culver facility were affected by a disaster, we would be forced to rely entirely on CROs and third-party contract manufacturers for an indefinite period of time. Although we believe we possess adequate insurance for damage to our property and for the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. Moreover, any disruptions or delays at our Culver, Indiana facility could impair our ability to develop our product candidates utilizing the IMPEDE or LIMITX Technologies, which could adversely affect our business and results of operations.

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

The Egalet Agreement grants Egalet an exclusive worldwide license to develop and commercialize OXAYDO. We believe that opportunities exist to enter into license agreements similar to the Egalet Agreement with other pharmaceutical company partners for the development and commercialization of our LIMITX and IMPEDE Technology product candidates in development in the United States and worldwide. However, there can be no assurance that we will be successful in entering into such license agreements in the future. If we are unable to enter into such agreements, our ability to develop and commercialize our product candidates, and our financial condition and results of operations, would be materially adversely affected.

If our licensees do not satisfy their obligations, we will be unable to develop our licensed product candidates.

As part of our Egalet Agreement or any license agreement we may enter into relating to any of our LIMITX or IMPEDE Technology products in development, we will not have day-to-day control over the activities of our licensees with respect to any product candidate. If a licensee fails to fulfill its obligations under an agreement with us, we may be unable to assume the development and/or commercialization of the product covered by that agreement or to enter into alternative arrangements with another third party. In addition, we may encounter delays in the commercialization of the products that are the subject of a license agreement. Accordingly, our ability to receive any revenue from the products covered by such agreements will be dependent on the efforts of our licensee. We could be involved in disputes with a licensee, which could lead to delays in or termination of, our development and/or commercialization programs and result in time consuming and expensive litigation or arbitration. In addition, any such dispute could diminish our licensee’s commitment to us and reduce the resources they devote to developing and/or commercializing our products. If any licensee terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing and/or commercializing our product candidates would be materially adversely effected. Additionally, due to the nature of the market for OXAYDO and our LIMITX and IMPEDE product candidates, it may be necessary for us to license a significant portion of our product candidates to a single company, thereby eliminating our opportunity to commercialize other product candidates with other licensees.

If we fail to maintain our license agreement with Eaglet, we may have to commercialize OXAYDO on our own.

Our plan for manufacturing and commercializing OXAYDO currently requires us to maintain our license agreement with Egalet. In addition to other customary termination provisions, the Egalet Agreement provides that Egalet may terminate the Egalet Agreement upon certain notice periods. If Egalet elects to terminate the Egalet Agreement, or if we are otherwise unable to maintain our existing relationship with Egalet, we would have to commercialize OXAYDO ourselves for which we currently have no infrastructure, or alternatively enter into a new agreement with another pharmaceutical company, of which no assurance can be given. Our ability to commercialize OXAYDO on our own may require additional financing, which may not be available on acceptable terms, or at all.

The market may not be receptive to products incorporating our AVERSION, IMPEDE or LIMITX Technologies.

The commercial success of our products will depend on acceptance by health care providers and others that such products are clinically useful, cost-effective and safe. There can be no assurance given that our products utilizing the AVERSION, IMPEDE or LIMITX Technologies would be accepted by health care providers and others. Factors that may materially affect market acceptance of our product candidates include but are not limited to:

•	the relative advantages and disadvantages of our products compared to competitive products;
•	the relative timing to commercial launch of our products compared to competitive products;
•	the relative safety and efficacy of our products compared to competitive products;
•	the product labeling approved by the FDA for our products;
•	the perception of health care providers of their role in helping to prevent abuse and their willingness to prescribe abuse-deterrent products to do so;
•	the willingness of third party payers to reimburse for our prescription products;
•	the willingness of pharmacy chains to stock our products;
•	the willingness of pharmacists to recommend our NEXAFED products to their customers; and
•	the willingness of consumers to pay for our products.

OXAYDO and our product candidates, if successfully developed and commercially launched, will compete with both currently marketed and new products launched in the future by other companies. Health care providers may not accept or utilize any of our products. Physicians and other prescribers may not be inclined to prescribe our prescription products unless our products demonstrate commercially viable advantages over other products currently marketed for the same indications. Pharmacy chains may not be willing to stock any of our products and pharmacists may not recommend NEXAFED products to consumers. Further, consumers may not be willing to purchase our products. If our products do not achieve market acceptance, we may not be able to generate significant revenues or become profitable.

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

The ability of our licensees to successfully commercialize our products may depend in part on the availability of reimbursement for our prescription products from government health administration authorities, private health insurers, and other third-party payers and administrators, including Medicaid and Medicare. We cannot predict the availability of reimbursement for newly-approved products utilizing our AVERSION, IMPEDE or LIMITX Technologies. Third-party payers and administrators, including state Medicaid programs and Medicare, are challenging the prices charged for pharmaceutical products. Government and other third-party payers increasingly are limiting both coverage and the level of reimbursement for new drugs. Third-party insurance coverage may not be available to patients for any of our products candidates. The continuing efforts of government and third-party payers to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payers do not provide adequate coverage and reimbursement for any product utilizing our technologies, health care providers may not prescribe them or patients may ask their health care providers to prescribe competing products with more favorable reimbursement. In some foreign markets, pricing and profitability of pharmaceutical products are subject to government control. In the United States, we expect there may be federal and state proposals for similar controls. In addition, we expect that increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or our licensees charge for any of our products in the future. Further, cost control initiatives could impair our ability or the ability of our licensees to commercialize our products and our ability to earn revenues from commercialization.

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

Because healthcare costs have risen significantly, numerous initiatives and reforms by legislatures, regulators and third-party payers to curb these cost increases have resulted in a trend in the healthcare industry to consolidate product suppliers and purchasers. As the healthcare industry consolidates, competition among suppliers to provide products to purchasers has become more intense. This in turn has resulted, and will likely continue to result, in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, and large single accounts continue to use their market power to influence product pricing and purchasing decisions. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to influence the worldwide healthcare industry, resulting in further business consolidations, which may exert further downward pressure on the prices of our anticipated products. This downward pricing pressure may adversely impact our business, financial condition or results of operations. Under the Egalet Agreement, Egalet controls the price of OXAYDO, and we expect that our licensees, if any, of our products in development, will control the price of such products and may provide price discounts and price reductions in its discretion. Such price discounts and reductions will reduce the net sales of our licensed products and, correspondingly, our royalty payments under such license agreements. In addition, if any of our large customers is acquired or merged with another provider of similar products, we may lose that customer’s business. For example, for the year ended December 31, 2015 Rite Aid accounted for approximately 54% of our Nexafed revenue. Walgreens is not currently a customer of Nexafed and is in the process of acquiring Rite Aid. Following Walgreens’ acquisition of Rite Aid, it is possible that we could lose the Nexafed revenue derived from Rite Aid unless Walgreens elects to purchase Nexafed.

Our success depends on our ability to protect our intellectual property.

Our success depends on our ability to obtain and maintain patent protection for products developed utilizing our technologies, in the United States and in other countries, and to enforce these patents. The patent positions of pharmaceutical firms, including us, are generally uncertain and involve complex legal and factual questions. Notwithstanding our receipt of U.S. patents covering our AVERSION, IMPEDE and LIMITX Technologies, there is no assurance that any of our patent claims in our other pending non-provisional and provisional patent applications relating to our technologies will issue or if issued, that any of our existing and future patent claims will be held valid and enforceable against third-party infringement or that our products will not infringe any third-party patent or intellectual property. Moreover, any patent claims relating to our technologies may not be sufficiently broad to protect our products. In addition, issued patent claims may be challenged, potentially invalidated or potentially circumvented. Our patent claims may not afford us protection against competitors with similar technology or permit the commercialization of our products without infringing third-party patents or other intellectual property rights.

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

We may become involved in patent litigation or other intellectual property proceedings relating to our AVERSION, IMPEDE or LIMITX Technologies or product candidates, which could result in liability for damages or delay or stop our development and commercialization efforts.

The pharmaceutical industry has been characterized by significant litigation and other proceedings regarding patents, patent applications and other intellectual property rights. The situations in which we may become parties to such litigation or proceedings may include:

•	litigation or other proceedings we or our licensee(s) may initiate against third parties to enforce our patent rights or other intellectual property rights, including the Paragraph IV Proceedings described below;
•	litigation or other proceedings we or our licensee(s) may initiate against third parties seeking to invalidate the patents held by such third parties or to obtain a judgment that our products do not infringe such third parties’ patents;
•	litigation or other proceedings third parties may initiate against us or our licensee(s) to seek to invalidate our patents or to obtain a judgment that third party products do not infringe our patents;
•	if our competitors file patent applications that claim technology also claimed by us, we may be forced to participate in interference, inter partes or opposition proceedings to determine the priority of invention and whether we are entitled to patent rights on such invention; and
•	if third parties initiate litigation claiming that our products infringe their patent or other intellectual property rights, we will need to defend against such proceedings.

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

We are aware of certain United States and international pending patent applications owned by third parties with claims potentially encompassing OXAYDO and our other products. If such patent applications result in valid and enforceable issued patents, containing claims in their current form or otherwise encompassing our products we or our licensees may be required to obtain a license to such patents, should one be available, or alternatively, alter our products so as to avoid infringing such third-party patents. If we or our licensees are unable to obtain a license on commercially reasonable terms, or at all, we or our licensees could be restricted or prevented from commercializing our products. Additionally, any alterations to our products or our technologies could be time consuming and costly and may not result in technologies or products that are non-infringing or commercially viable.

We are aware of an issued United States patent owned by a third party having claims encompassing the use of one of our AVERSION inactive ingredients. We are also aware of an issued United States patent owned by a third party having claims encompassing a pharmaceutical preparation containing viscosity producing ingredients that can be drawn into a syringe when dissolved in 10mL’s or less of aqueous solution. While we believe that our AVERSION products do not infringe these patents, or that such patents are otherwise invalid, there can be no assurance that we or our licensees will not be sued for infringing these patents, and if sued, there can be no assurance that we or our licensees will prevail in any such litigation. If we or our licensees are found to infringe either or both of these patents, we or our licensees may seek a license to use the patented technology. If we are unable to obtain such a license, of which no assurance can be given, we or our licensees may be restricted or prevented from commercializing our AVERSION products.

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

In April, 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against us and our OXAYDO product licensee Egalet US, Inc. and its parent Egalet Corporation in the United States District Court for the District of Delaware alleging our OXAYDO product infringes Purdue’s U.S. Patent No. 8,389,007. The complaint seeks injunctive relief as well as awards of damages and attorneys’ fees. In January 2016, the District Court issued a claim construction order in the patent infringement action.  The order stated that the term polyvinylpyrrolidone as that term is defined in the claims of the Purdue patent covers all polymeric forms of vinylpyrrolidone, including crospovidone used in OXAYDO.  We deny the allegations in the complaint, believe they are without merit and are defending the action vigorously. As is the case with patent litigation, there is a risk that the Court may enjoin the making, using, selling and offering for sale OXAYDO and/or may find that OXAYDO infringes the 007 patent. As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of December 31, 2015.

We cannot assure you that our technologies, products and/or actions in developing our products will not infringe third-party patents. Our failure to avoid infringing third-party patents and intellectual property rights in the development and commercialization of our products would have a material adverse effect on our operations and financial condition.

Generic manufacturers are using litigation and regulatory means to seek approval for generic versions of OXAYDO, which could cause Egalet’s sales to suffer and adversely impact our royalty revenue.

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

We believe potential competitors may be developing opioid abuse deterrent technologies and products. Such potential competitors include, but may not be limited to, Pain Therapeutics, Pfizer Inc., Purdue Pharma, Atlantic Pharmaceuticals, Egalet Corporation, KemPharm, Shionogi, Nektar Therapeutics, Signature Therapeutics, QRx Pharma, Tris Pharma, Pisgah Labs, Teva Pharmaceuticals, Sun Pharmaceuticals and Collegium Pharmaceuticals, Inc. These companies appear to be focusing their development efforts on ER Opioid Products, except for Atlantic Pharmaceuticals, Pisgah Labs, and KemPharm.

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

We are concentrating a substantial majority of our efforts and resources on developing product candidates utilizing our LIMITX and IMPEDE Technologies. The commercial success of products utilizing such technologies will depend, in large part, on the intensity of competition, FDA approved product labeling for our products compared to competitive products, and the relative timing and sequence for commercial launch of new products by other companies developing, marketing, selling and distributing products that compete with the products utilizing our LIMITX and IMPEDE Technologies. Alternative technologies and non-opioid products are being developed to improve or replace the use of opioid analgesics. In the event that such alternatives to opioid analgesics are widely adopted, then the market for products utilizing our LIMITX and IMPEDE Technologies may be substantially decreased, thus reducing our ability to generate future revenues and adversely affecting our ability to generate a profit.

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

In addition, we and our licensees and contract manufacturers are subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. The DEA, and some states, conduct periodic inspections of registered establishments that handle controlled substances. Facilities that conduct research, manufacture, store, distribute, import or export controlled substances must be registered to perform these activities and have the security, control and inventory mechanisms required by the DEA to prevent drug loss and diversion. Failure to maintain compliance, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, results of operations, financial condition and prospects. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

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

During the year ended December 31, 2015, our stock traded as high as $6.75 per share and as low as $1.62 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

•	results from our pre-clinical and clinical development programs, including the data from our ongoing Phase 1 clinical trial evaluating our LIMITX hydromorphone HC1 product candidate;
•	FDA actions related to our products in development;
•	FDA actions related to any of our potential products;
•	announcements regarding the sales of OXAYDO;
•	announcements regarding the progress of sales of OXAYDO;
•	announcements regarding the progress of our preclinical and clinical programs;
•	our success in the commercialization of our NEXAFED products;
•	announcements regarding the sales of our NEXAFED products;
•	announcements regarding the execution of license agreements with third parties for our products or product candidates;
•	failure of any of our products in development, if approved, to achieve commercial success;
•	quarterly variations in our results of operations or those of our competitors;
•	our ability to develop and market new and enhanced products on a timely basis;
•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;
•	third-party coverage and reimbursement policies;
•	additions or departures of key personnel;
•	commencement of, or our involvement in, litigation;
•	the inability of our contract manufacturers to provide us with adequate commercial supplies of our products;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	changes in earnings estimates or recommendations by securities analysts;
•	any major change in our board or management;
•	general economic conditions and slow or negative growth of our market; and
•	political instability, natural disasters, war and/or events of terrorism.

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

Historically, we have not declared and paid any cash dividends on our common stock. In addition, our Loan and Security Agreement with Oxford Finance LLC restricts our ability to pay dividends during the term of such Agreement. We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

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

As of February 1, 2016, our five largest shareholders owned an aggregate of 6,570,724 shares of our common stock (representing approximately 55.5% of our outstanding shares). All of such shares are available for resale by such stockholders. If some or all of such shares are sold by it may have the effect of depressing the trading price of our common stock. In addition, such sales could make it more difficult for us to raise capital if needed in the future.

If we do not meet the continued listing standards of the NASDAQ Capital Market, our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on the NASDAQ Capital Market, a national securities exchange, which imposes continued listing requirements with respect to listed shares, including, for example, NASDAQ Listing Rule 5450(a)(1), which requires that the closing bid price of our common stock shall not fall below $1.00 for thirty consecutive business days. Failure to comply with NASDAQ’s continued listing standards will result in the issuance of a non-compliance letter and/or initiation of delisting proceedings by NASDAQ. There can be no assurance that we will be able to comply with NASDAQ’s continued listing standards.

If our securities are delisted from trading on the NASDAQ Capital Market and we are not able to list our securities on another exchange, trading in our common stock, if any, would be conducted through the OTC Bulletin Board or on the “pink sheets.” As a result, we and investors could face significant adverse consequences including:

•	a limited availability of market quotations for, and difficulties in disposing of, our securities;
•	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage for us; and
•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2015 fiscal year that remain unresolved.

ITEM 2. PROPERTIES

We lease from an unaffiliated Lessor, approximately 1,600 square feet of administrative office space at 616 N. North Court, Suite 120, Palatine, Illinois 60067. The lease agreement has a term expiring March 31, 2017. The lease agreement provides for rent, property taxes, common area maintenance, and janitorial services on an annualized basis of approximately $25,000 per year. We utilize this lease space for our administrative, marketing and business development functions.

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

ITEM 3. LEGAL PROCEEDINGS

Purdue Pharma Complaint

In April, 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against us and our Oxaydo product licensee Egalet US, Inc. and its parent Egalet Corporation in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s U.S. Patent No. 8,389,007. The complaint seeks injunctive relief as well as awards of damages and attorneys’ fees. In January 2016, the District Court issued a claim construction order in the patent infringement action.  The order stated that the term polyvinylpyrrolidone as that term is defined in the claims of the Purdue patent covers all polymeric forms of vinylpyrrolidone, including crospovidone used in Oxaydo.  We deny the allegations in the complaint, believe they are without merit and are defending the action vigorously. As is the case with patent litigation, there is a risk that the Court may enjoin the making, using, selling and offering for sale Oxaydo and/or may find that Oxaydo infringes the 007 patent. As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of December 31, 2015.

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

In Pennsylvania, on November 18, 2011, the trial court denied Generic Defendants’ dispositive preemption motions, without prejudice. In July 2013, the Pennsylvania Superior Court issued an adverse decision, and a subsequent appeal to the Pennsylvania Supreme Court was denied. On December 16, 2014, the Generic Defendants filed a Joint Petition for Certiorari with the United States Supreme Court captioned Teva Pharmaceuticals USA, Inc. et al. v. Dorothy Bentley, et al., No. 14-711 (U.S.) seeking reversal of the Pennsylvania state court decision. On April 27, 2015, the U.S. Supreme Court denied this Petition and this matter has been returned to the trial court for further proceedings. From July, 2015 to date, the court has been moving forward with procedural steps to narrow this litigation, including requests for plaintiffs to voluntarily discontinue cases, such as those filed against Acura, where there is no case-specific product identification. To the extent, however, that plaintiffs intend to pursue these claims, Acura nonetheless remains optimistic that most, if not all, of these Philadelphia cases will eventually be dismissed against it based upon the favorable aspects of the Superior Court’s narrow preemption ruling and lack of product identification, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by Acura’s insurance carrier.

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

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of December 31, 2015 and we are presently unable to determine if any potential loss would be covered by our insurance carrier.

ITEM 4. MINE SAFETY DISLCOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Market Prices of Common Stock

Set forth below for the periods indicated are the high and low sales prices for trading in our common stock on the NASDAQ Capital Market as reported by the NASDAQ Capital Market.

Period	Sale Prices
	High	Low
2014 Fiscal Year
First Quarter	$10.60	$7.20
Second Quarter	7.75	4.90
Third Quarter	5.65	3.40
Fourth Quarter	3.90	2.05

2015 Fiscal Year
First Quarter	$5.75	$2.25
Second Quarter	6.75	3.70
Third Quarter	4.80	2.27
Fourth Quarter	2.85	1.62

2016 Fiscal Year
First Quarter (through January 31, 2016)	$2.57	$1.61

NASDAQ Notification

On September 18, 2014, we received a written notification from NASDAQ notifying the Company that we had failed to comply with the $1.00 minimum bid price requirement in NASDAQ Listing Rule 5550(a)(2)(the “Rule”) because the bid price for our common stock over a period of 30 consecutive business days prior to such date had closed below the minimum $1.00 per share requirement for continued listing. In accordance with NASDAQ’s Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until March 17, 2015, to regain compliance with the Rule. After determining that it would not be in compliance with the Rule by March 17, 2015, we notified NASDAQ and applied for an extension of the cure period, as permitted under the original notification.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), NASDAQ granted us a second grace period of 180 calendar days, or until September 14, 2015, to regain compliance with the minimum closing bid price requirement for continued listing. In order to regain compliance, on August 28, 2015, we effected a one-for-five reverse stock split of our common stock.

On September 15, 2015, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market confirming that for the last 10 consecutive business days, from August 28 to September 14, 2015, the closing bid price of our common stock has been equal to or in excess of the $1.00 per share minimum bid price requirement for continued listing, as required by Nasdaq Listing Rule 5550(a)(2) and we were once again in compliance with the rule. The letter further stated that this matter, which had been previously communicated to us in the Staff’s non-compliance notices dated September 18, 2014 and March 19, 2015, is now closed.

Holders

There were approximately 350 holders of record of our common stock on February 29, 2016. This number, however, does not reflect the ultimate number of beneficial holders of our common stock.

Dividend Policy

The payment of cash dividends is subject to the discretion of our Board of Directors and is dependent upon many factors, including our earnings, our capital needs and our general financial condition. Historically, we have not paid any cash dividends. In addition, our Loan and Security Agreement with Oxford Finance LLC restricts our ability to pay dividends during the term of such Agreement.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders under the caption “Compensation of Executive Officers and Directors - Restricted Stock Unit Award Plan; and Securities Authorized for Issuance under Equity Compensation Plans”.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are derived from our audited Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2015 and 2014 and for each of the years in the two-year period ended December 31, 2015, and the reports thereon, are included elsewhere in this Report. The selected financial information presented for our 2013, 2012 and 2011 operations and for our 2013, 2012 and 2011 balance sheets are derived from our audited Consolidated Financial Statements not presented in this Report.

The information set forth below has been retroactively adjusted to reflect a one-for-five reverse stock split effected by us on August 28, 2015, is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes thereto included elsewhere in this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

OPERATING DATA (in thousands) except per share data	2015	2014	2013	2012	2011
Revenues, net	$8,587	$751	$123	$-	$20,466
Operating expenses:
Cost of sales	986	428	364	-	-
Research and development(1)	2,608	4,582	4,923	3,726	4,037
Selling, marketing, general and administrative(2)	8,994	7,940	8,926	6,013	5,895
Interest expense	1,157	1,212	9	-	-
Investment income	166	198	194	79	32
Other income (expense)	3	4	4	(8)	(34)
(Loss) income before income tax	(4,989)	(13,209)	(13,901)	(9,668)	10,532
Provision for income taxes	-	-	-	-	147
Net (loss) income applicable to common stockholders	$(4,989)	$(13,209)	$(13,901)	$(9,668)	$10,385

(Loss) earnings per share: Basic	$(0.46)	$(1.35)	$(1.45)	$(1.00)	$1.10
(Loss) earnings per share: Diluted	$(0.46)	$(1.35)	$(1.45)	$(1.00)	$1.10

Weighted average shares used in computing net earnings (loss) per share: Basic	10,796	9,779	9,553	9,504	9,499
Weighted average shares used in computing net earnings (loss) per share: Diluted	10,796	9,779	9,553	9,504	9,601

(1) Includes stock-based compensation expense from all types of awards of approximately $160, $220, $315, $375 and $500 for years 2015, 2014, 2013, 2012, and 2011, respectively.

(2) Includes stock-based compensation expense from all types of awards of approximately $480, $700, $900, $1,360 and $1,900 for years 2015, 2014, 2013, 2012 and 2011, respectively.

BALANCE SHEET DATA (in thousands)	2015	2014	2013	2012	2011
Working capital(3)	$8,391	$10,239	$26,346	$26,572	$35,599
Total assets	16,961	16,033	28,630	29,054	37,173
Total liabilities	9,061	10,981	10,707	1,424	530
Accumulated deficit	(367,310)	(362,321)	(349,112)	(335,211)	(325,543)
Stockholders' equity	$7,900	$5,052	$17,923	$27,630	$36,643

  (3)  Excludes compensating balance requirement of $2,500 at December 31, 2015.

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

Company Overview

We are a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Aversion® and Limitx™ Technologies are intended to address methods of product tampering associated with opioid abuse while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine into methamphetamine. Oxaydo Tablets (oxycodone HCl, CII), which utilizes the Aversion Technology, is the first and only approved immediate-release oxycodone product in the United States with abuse deterrent labeling. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. Egalet launched Oxaydo in the United States late in the third quarter of 2015. We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have multiple pseudoephedrine products in development utilizing our Impede Technology. On June 15, 2015, we and Bayer Healthcare LLC (“Bayer”) entered into a License and Development Agreement (the “Bayer Agreement”) pursuant to which we granted Bayer an exclusive worldwide license to our Impede Technology for use in an undisclosed methamphetamine resistant pseudoephedrine – containing product and providing for the joint development of such product using our Impede Technology for the U.S. market. Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested. In January 2016, our Investigational New Drug Application, or IND, filed with the FDA for our lead Limitx oral abuse deterrent drug candidate using the opioid hydromorphone HC1 (“LTX-04”), was allowed to proceed to clinical testing. We have commenced our initial Phase I exploratory pharmacokinetic study of LTX-04. We expect topline results from this study in the first half of 2016. We are also developing an immediate-release hydrocodone bitartrate with acetaminophen product utilizing our Limitx technology.

Opioid analgesics are one of the largest prescription drug markets in the United States with 250 million prescriptions dispensed in 2014. Prescription opioids are also the most widely abused drugs with 11 million people abusing or misusing these products annually. Oxaydo will compete in the immediate-release opioid product segment. Because immediate-release opioid products are used for both acute and chronic pain, a prescription, on average, contains 65 tablets or capsules. According to IMS Health, in 2014, sales in the immediate-release opioid product segment were approximately 235 million prescriptions and $3.0 billion, of which approximately 98% was attributable to generic products. Immediate-release oxycodone tablets represent 14.8 million of these prescriptions or almost 1.6 billion tablets. The FDA approved label for our Oxaydo product describes the unique, and we believe promotable, abuse deterrent features of our product which we believe makes prescribing our product attractive to some healthcare providers. We are advised that Egalet has approximately 50 sales representatives promoting Oxaydo to a target group of approximately 7,000 opioid prescribing physicians with plans to expand that number to 71 sales representatives in early 2016.

In 2014, the United States retail market for over-the-counter market, or OTC, cold and allergy products containing the pseudoephedrine oral nasal decongestant was approximately $0.7 billion. In 2014, the DEA reported 9,339 laboratory incidents involving the illegal use of OTC pseudoephedrine products to manufacture the highly addictive drug methamphetamine, or meth. According to the Substance Abuse and Mental Health Services Administration, users of methamphetamine surged in 2013 to 595,000 people up from 440,000 in 2012. Nexafed, our 30mg pseudoephedrine hydrochloride immediate-release tablet, is stocked in approximately 20% of the estimated 65,000 U.S. pharmacies. Many of these pharmacies are either actively recommending Nexafed to their patients or carry Nexafed as their only 30mg pseudoephedrine product. We launched our first line extension, Nexafed Sinus Pressure + Pain, a 30/325mg pseudoephedrine HCl and acetaminophen tablet using our Impede technology in February 2015. The category for meth-resistant pseudoephedrine products has also been the focus of some, as yet unsuccessful, state legislation seeking to incentivize consumers and pharmacists to utilize these meth-resistant technologies.

We have an active development program to develop an extended-release version of our Impede technology to capitalize on higher sales products in the category. We also are investigating new technologies that would improve on our meth-resistant capabilities. On March 23, 2015, we announced preliminary top line results from our pilot clinical study demonstrating bioequivalence of our Nexafed extended release tablets to Johnson & Johnson’s Sudafed® 12-hour Tablets. Nexafed extended release tablets utilize our Impede 2.0 enhanced meth-resistant technology. Our Impede 2.0 technology has demonstrated, in the direct conversion, or “one-pot”, methamphetamine conversion process performed by an independent pharmaceutical services company, the ability to reduce meth-yields, on average, by 75% compared to Sudafed® Tablets.

Company’s Present Financial Condition

At December 31, 2015, we had cash, cash equivalents and marketable securities of $13.3 million compared to $12.1 million of cash, cash equivalents and marketable securities at December 31, 2014. We have a $2.5 million compensating balance requirement at December 31, 2015 under our term loan from Oxford Finance LLC. Excluding the compensating balance requirement, the Company had unrestricted working capital of $8.4 million at December 31, 2015 compared to working capital of $10.2 million at December 31, 2014. We had an accumulated deficit of approximately $367.3 million and $362.3 million at December 31, 2015 and December 31, 2014, respectively. We had a loss from operations of $4.0 million and a net loss of $5.0 million for the year ending December 31, 2015, compared to a loss from operation of $12.2 million and a net loss of $13.2 million for the year ended December 31, 2014. As of January 31, 2016, our unrestricted cash, cash equivalents and marketable securities, less our $2.5 million compensating balance requirement, was $10.4 million.

To fund our continued operations, we expect to rely on our current cash resources, royalty payments that may be made under the Egalet Agreement, collaboration revenues, milestones and royalty payments that may be made under the Bayer Agreement, milestones and royalty payments that may be made under future license agreements with other pharmaceutical company partners, of which there can be no assurance of obtaining, and revenues from our commercialization of our Nexafed products. Our cash requirements for operating activities may increase in the future as we continue to conduct pre-clinical studies and clinical trials for our product candidates including our Limitx products in development, maintain, defend, and expand the scope of our intellectual property, hire additional personnel, commercialize our Nexafed products, or invest in other areas.

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

Results of Operations for the Years Ended December 31, 2015 and 2014.

	December 31
	2015	2014	Change
	$000’s		$000’s	Percent
Revenues:
License fee revenue	$5,250	$500	$4,750	950%
Milestone revenue	2,500	-	2,500	-
Collaboration revenue	170	-	170	-
Royalty revenue	5	4	1	25
Product sales, net	662	247	415	168
Total revenues, net	8,587	751	7,836	1,044

Operating expenses:
Cost of sales	986	428	558	189
Research and development	2,608	4,582	(1,974)	(43)
Selling, marketing, general and administrative	8,994	7,940	1,054	13
Total operating expenses	12,588	12,950	(362)	(3)
Operating loss	(4,001)	(12,199)	(8,198)	(67)

Non-Operating income (expense):
Investment income	166	198	(32)	(16)
Interest expense	(1,157)	(1,212)	(55)	(5)
Other income	3	4	(1)	(25)
Total other income (expense), net	(988)	(1,010)	(22)	(2)

Loss before income taxes	(4,989)	(13,209)	(8,220)	(62)
Provision for income taxes	-	-	-	-
Net loss	$(4,989)	$(13,209)	$(8,220)	(62)%

Revenue and Cost of Sales

License Fees

On January 7, 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) entered into a Collaboration and License Agreement to commercialize Oxaydo tablets (formerly known as Oxecta) utilizing our Aversion® Technology. Egalet paid us an upfront payment of $5.0 million upon signing the agreement.

In December 2014, the Company entered into an agreement with Purdue Pharma to settle a patent interference action regarding certain intellectual property held by Acura (U.S. Patent No. 8,101,630). The dispute centered upon the issue of which company has priority in developing the invention. The parties agreed to forgo protracted litigation and the uncertainties arising therefrom by entering an agreement whereby Acura conceded Purdue’s claim of priority in exchange for certain financial consideration to us including an immediate non-refundable payment of $500 thousand. In June 2015, the Company received an additional $250 thousand payment from Purdue relating to the December 2014 agreement.

Milestone Revenue

Milestone revenue is contingent upon the achievement of certain pre-defined events in the development agreements. Milestone payments are recognized as revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product. As such, the milestones are substantially at risk at the inception of an agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment. Each milestone payment is non-refundable and non-creditable when made. In October 2015, Egalet paid us a $2.5 million milestone payment in connection with the first commercial sale of Oxaydo.

Collaboration Revenue

Collaboration revenue is derived from reimbursement of development expenses and are recognized when costs are incurred pursuant to the collaboration agreement. We recognized $170 thousand of collaboration revenue during the year ended 2015.

Royalties

In connection with our Collaboration and License Agreement with Egalet to commercialize Oxaydo tablets we receive a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year (excluding net sales resulting from our co-promotion efforts). Egalet’s first commercial sale of Oxaydo occurred in October 2015 and we have recorded royalties of $5 thousand on net sales through December 31, 2015.

In connection with our License, Development, and Commercialization Agreement dated October 30, 2007 with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer Inc. (the “Pfizer Agreement”), we began earning royalties on Oxecta starting in February 2013. We recorded royalties of approximately $4 thousand for the year ended December 31, 2014. Effective April 9, 2014, the Pfizer Agreement was terminated and the rights to Oxecta were returned to us after making a one-time payment of $2.0 million to Pfizer.

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

Cost and Expenses

Cost of Sales

Cost of sales includes third-party acquisition costs, third-party warehousing and product distribution charges and inventory reserve expense for the Nexafed product line. During the first quarter ended March 31, 2015, we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 2015 to recognize revenue that had previously been deferred, resulting in additional cost of sales of $255 thousand. For the years ended 2015 and 2014, cost of sales was $986 thousand and $428 thousand, respectively.

Included in cost of sales for the years ended 2015 and 2014, is $330 thousand and $201 thousand, respectively, of inventory reserve expense. The expense in 2015 was for $260 thousand of raw and package materials purchased from Pfizer at the time we reacquired Oxaydo from Pfizer and for $70 thousand of finished goods held for distribution and sale on our Nexafed® product line. The expense in 2014 was for $201 thousand of finished goods for distribution and sale on Nexafed®.

Research and Development

Research and development expense (R&D) for the years ended 2015 and 2014 was primarily for our Aversion and our Impede Technologies development including costs of preclinical and non-clinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of 2015 and 2014 yearly results are non-cash share-based compensation expenses of approximately $160 thousand and $220 thousand, respectively. Excluding the share-based compensation expense, our R&D expenses decreased approximately $1.9 million between reporting periods primarily from a reduction in development expenses on various product candidates. During 2015 we indefinitely suspended further development of our Aversion Hydrocodone/APAP product and began development of our Limitx technology, which is being supported by a $300 thousand grant by the National Institute on Drug Abuse of the National Institutes of Health, all of which has been received. We have reallocated our resources to our Limitx development candidates. During 2015 we demonstrated in a pilot clinical study the bioequivalence of a formulation of our Nexafed extended release tablets utilizing our Impede 2.0 technology to Sudafed® 12-hour Tablets. We have begun a project to integrate Impede 2.0 technology into our commercially available Nexafed 30mg tablet while moving supply to an alternate contract manufacturer.

General, Administrative, Selling and Marketing

Selling and marketing expenses for the years ended 2015 and 2014 was primarily of advertising and marketing activities on the Nexafed product line. Our Nexafed advertising and marketing activities will continue in 2016. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the 2015 and 2014 yearly results are non-cash share-based compensation expenses of approximately $480 thousand and $700 thousand, respectively. Excluding the share-based compensation expense our selling, marketing, general and administrative expenses increased by $1.2 million between reporting periods, resulting primarily from increases in advertising and marketing activities and our patent legal litigation expenses with Purdue Pharma.

Non-Operating Income (Expense)

During the years ended 2015 and 2014, non-operating expense consisted principally of interest expense on our term loan from Oxford, which originated on December 27, 2013, less investment income derived from our investments.

Income Taxes

Our results for 2015 and 2014 include no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Liquidity and Capital Resources

At December 31, 2015, we had cash, cash equivalents and marketable securities $13.3 million compared to $12.1 million at December 31, 2014. We have a $2.5 million compensating balance requirement under our Oxford term loan. Excluding the compensating balance requirement, we had unrestricted working capital of $8.4 million at December 31, 2015 compared to $10.2 million at December 31, 2014.

Pending the receipt of further milestone payments, if any, and royalty payments under the Egalet Agreement, development reimbursement payments, milestones and royalty payments that may be made under the Bayer Agreement, milestones and royalty payments that may be made under similar agreements for our products in development anticipated to be negotiated and executed with other pharmaceutical company partners, of which no assurance can be given, we must rely on revenues from our Nexafed products sales and our cash and marketable securities to fund the development of our Impede Technology and Limitx Technology and related administrative and operating expenses. Our future sources of revenue, if any, will be derived from milestone payments and royalties under the Egalet Agreement, the Bayer Agreement and similar agreements for our products in development with other pharmaceutical company partners, for which there can be no assurance, and from the commercialization of our Nexafed products and other products that we expect to develop.

As of January 31, 2016, our unrestricted cash, cash equivalents and marketable securities, less our $2.5 million compensating balance requirement, was approximately $10.4 million. We estimate that such unrestricted cash reserves and marketable securities will be sufficient to fund the development of Impede Technology and Limitx Technology product candidates, and related operating expenses at least through the next 12 months.

The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to the development and commercialization of our product candidates.

The following table presents our expected cash payments on contractual obligations outstanding as of December 31, 2015:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$33	$26	$7	$-	$-
Contract manufacturing services	150	150	-	-	-
Employment agreements	679	679	-	-	-
Service agreements	247	247	-	-	-
RSU awards	45	40	5	-	-
Debt interest	1,841	535	1,306	-	-
Debt principal	8,040	2,320	5,720	-	-
Total	$11,035	$3,997	$7,038	$-	$-

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

The full principal amount of the Term Loan was funded on December 27, 2013. The Term Loan accrues interest at a fixed rate of 8.35% per annum (with a default rate of 13.35% per annum). We were required to make monthly interest−only payments until April 1, 2015 and starting on April 1, 2015, we are required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through the maturity date of December 1, 2018. As of December 31, 2015, the outstanding principal balance of the Term Loan was $8.0 million. All unpaid principal and accrued and unpaid interest with respect to the Term Loan is due and payable in full on December 1, 2018. As security for our obligations under the Loan Agreement, we granted Oxford a security interest in substantially all of our existing and after−acquired assets, exclusive of intellectual property assets. Pursuant to the Loan Agreement, we are not allowed to pledge our intellectual property assets to others.

On January 7, 2015, we and Oxford entered into an amendment (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, (i) the exercise price of the warrants issued to the Lender on the date of funding the Term Loan to purchase 59,561 shares of our Common Stock was lowered from $7.98 to $2.52 per share (such reduced amount being equal to the average closing price of our common stock on Nasdaq for the 10 trading days preceding the date of the Amendment and after giving effect to our one-for-five reverse stock split), (ii) we agreed to maintain a $2.5 million cash balance until such time as we have repaid $5.0 million in principal of the Term Loan, and (iii) the Lender consented to the terms of our Collaboration and License Agreement with Egalet relating to our Oxaydo product.

We may voluntarily prepay the Term Loan in full, but not in part, and any prepayment is subject to a prepayment premium equal to 1% of the principal prepaid. In addition, at the maturity, termination or upon voluntary or mandatory prepayment of the Term Loan, we must pay Oxford an additional one-time interest payment of $795 thousand.

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

The warrants to purchase 59,561 shares of our common stock we issued to Oxford in connection with the Term Loan, having an exercise price of $2.52 per share (as adjusted pursuant to the Amendment and after giving effect to our one-for-five reverse stock split), are immediately exercisable for cash or by net exercise and will expire December 27, 2020.

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

Revenue Recognition

Revenue is generally realized or realizable and earned when there is persuasive evidence an arrangement exists, delivery has occurred or services rendered, the price is fixed and determinable, and collection is reasonably assured. The Company records revenue from its Nexafed product line sales when the price is fixed and determinable at the date of sale, title and risk of ownership have been transferred to the customer, and returns can be reasonably estimated.

Nexafed was launched in mid-December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. We sell our Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Our Nexafed products are sold subject to the right of return usually for a period of up to twelve months after the product expiration. The Nexafed products currently have a shelf life of twenty-four months from the date of manufacture. Given the limited sales history of our Nexafed products, we could not reliably estimate expected returns of the product at the time of shipment to certain customers and accordingly we had deferred the recognition of revenue of $353 thousand of Nexafed® shipments at December 31, 2014 until the right of return no longer exists or adequate history and information becomes available to estimate product returns. During the first quarter of 2015 we determined we had obtained sufficient sales returns history to reasonably estimate future returns from those customers. As a result of this change, we recorded a one-time adjustment in the first quarter of 2015 to recognize revenue that had previously been deferred, resulting in additional net revenues of $314 thousand after recording a liability for sales returns of $120 thousand, and recorded cost of sales of $255 thousand. At December 31, 2015, we have a $205 thousand sales returns liability which will be reviewed against sales returns activity each calendar quarter for adjustment. Revenue and cost of sales are being recognized at the time the Nexafed products are shipped to customers.

Research and Development

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) and their clinical research sites, and other activities.  Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of the study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely upon estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. At December 31, 2015, we were entered into a cancelable arrangement for contract manufacturing services of approximately $0.2 million on a project to integrate Impede 2.0 technology into our commercially available Nexafed 30mg tablet while moving supply to an alternate contract manufacturer. At December 31, 2014, we were entered into several cancelable CRO arrangements and our obligations under these arrangements were approximately $0.1 million for services to be incurred as subjects are enrolled and progress through the studies.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance against deferred income tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. Because we realized taxable income in 2011 we were able to utilize a portion of our net operating loss carryforwards. At December 31, 2015, 100% of the remaining deferred income tax assets are offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and a benefit from income taxes in such period would be recognized.

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

Capital Expenditures

Our capital expenditures during 2015 and 2014 were $214 thousand and $135 thousand, respectively. Capital expenditures in each such year were primarily attributable to the purchase of scientific equipment.

Impact of Inflation

We believe that inflation did not have a material impact on our operations for the periods reported.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in may be subject to market risk. Our primary objective in our cash management activities is to preserve principal while at the same time maximizing income we receive from our investments. A change in the prevailing interest rates may cause the principal amount of our investments to fluctuate. We have no holdings of derivative financial and commodity instruments. As of December 31, 2015, our investments consisted of corporate bonds and exchange-traded funds.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the Fourth Quarter 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to 2016 Proxy Statement to be filed with the SEC on or about March 16, 2016 with respect to Directors, Executive Officers and Corporate Governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to our 2016 Proxy Statement to be filed with the SEC on or about March 16, 2016 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to our 2016 Proxy Statement to be filed with the SEC on or about March 16, 2016 with respect to the to the security ownership of certain beneficial owners and management and related stockholder matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to our 2016 Proxy Statement to be filed with the SEC on or about March 16, 2016 with respect to certain relationships and related transactions and direct independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to our 2016 Proxy Statement to be filed with the SEC on or about March 16, 2016 with respect to auditor fees, which is incorporated herein by reference and made a part in response to the information required by Item 14.

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

Date: February 25, 2016	ACURA PHARMACEUTICALS, INC.

	By:	/s/ Robert B. Jones
Robert B. Jones
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/Robert B. Jones	President, Chief Executive Officer and Director	February 25, 2016
Robert B. Jones	(Principal Executive Officer)

/s/Peter A. Clemens	Senior Vice President and Chief Financial Officer	February 25, 2016
Peter A. Clemens	(Principal Financial and Accounting Officer)

/s/William G. Skelly	Director	February 25, 2016
William G. Skelly

/s/Bruce F Wesson	Director	February 25, 2016
Bruce F. Wesson

/s/Immanuel Thangaraj	Director	February 25, 2016
Immanuel Thangaraj

/s/George K. Ross	Director	February 25, 2016
George K. Ross

ACURA PHARMACEUTICALS, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Acura Pharmaceuticals, Inc.

Palatine, Illinois

We have audited the accompanying consolidated balance sheets of Acura Pharmaceuticals Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acura Pharmaceuticals Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

February 29, 2016

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 and 2014

(in thousands, except par value)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,485	$774
Marketable securities (Note 4)	10,837	11,322
Accounts receivable, net of allowances of $91 and $5	83	76
Accrued investment income	37	66
Inventories, net (Note 5)	276	304
Prepaid expenses and other current assets	417	471
Other current deferred assets	-	218

Total current assets	14,135	13,231
Property, plant and equipment, net (Note 6)	1,013	957
Intangible asset, net of accumulated amortization of $362 and $155 (Note 3)	1,638	1,845
Other assets	175	-

Total assets	$16,961	$16,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110	$217
Accrued expenses (Note 7)	564	568
Accrued interest	-	70
Other current liabilities	45	26
Sales returns liability	205	-
Deferred revenue	-	353
Current maturities of long-term debt (Note 8)	2,320	1,758

Total current liabilities	3,244	2,992
Long-term debt, net of debt discount of $193 and $281 and debt issuance costs of $97 and $162 (Note 8)	5,430	7,799
Long-term portion of accrued interest	387	190

Total liabilities	9,061	10,981

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock: $.01 par value per share; 100,000 shares authorized, 11,801 and 9,770 shares issued and outstanding at 2015 and 2014, respectively	118	98
Additional paid-in capital	375,157	367,288
Accumulated deficit	(367,310)	(362,321)
Accumulated other comprehensive loss	(65)	(13)

Total stockholders’ equity	7,900	5,052

Total liabilities and stockholders’ equity	$16,961	$16,033

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2015 and 2014

(in thousands, except per share amounts)

	2015	2014
Revenues:
License fee revenue	$5,250	$500
Milestone revenue	2,500	-
Collaboration revenue	170	-
Royalty revenue	5	4
Product sales, net	662	247
Total revenues, net	8,587	751

Operating expenses:
Cost of sales (excluding inventory write-down)	656	227
Inventory write-down (Note 5)	330	201
Research and development	2,608	4,582
Selling, marketing, general and administrative	8,994	7,940
Total operating expenses	12,588	12,950

Operating loss	(4,001)	(12,199)

Non-Operating income (expense):
Investment income	166	198
Interest expense (Note 8)	(1,157)	(1,212)
Other income	3	4
Total other expense, net	(988)	(1,010)

Loss before income taxes	(4,989)	(13,209)
Provision for income taxes	-	-

Net loss	$(4,989)	$(13,209)
Other comprehensive loss:
Unrealized losses on marketable securities	(52)	(32)
Total other comprehensive loss	(52)	(32)

Comprehensive loss	$(5,041)	$(13,241)

Loss per share:
Basic	$(0.46)	$(1.35)
Diluted	$(0.46)	$(1.35)
Weighted average shares outstanding:
Basic	10,796	9,779
Diluted	10,796	9,779

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2015 and 2014

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	$ Amount	Capital	Deficit	Income (Loss)	Total
Balance at Jan. 1, 2014	9,665	$97	$366,919	$(349,112)	$19	$17,923

Net loss	-	-	-	(13,209)	-	(13,209)
Other comprehensive loss	-	-	-	-	(32)	(32)
Share-based compensation	-	-	890	-	-	890

Net distribution of common stock pursuant to restricted stock unit award plan	165	2	(1)	-	-	1
Common shares withheld for withholding taxes on distribution of restricted stock units	(63)	(1)	(524)	-	-	(525)

Net issuance of common stock pursuant to cashless exercise of stock options	2	-	-	-	-	-
Common shares withheld for withholding taxes on cashless exercise of stock options	-	-	(4)	-	-	(4)

Issuance of common stock for exercise of stock options	1	-	8	-	-	8

Balance at Dec. 31, 2014	9,770	$98	$367,288	$(362,321)	$(13)	$5,052

Net loss	-	-	-	(4,989)	-	(4,989)
Other comprehensive loss	-	-	-	-	(52)	(52)
Share-based compensation	-	-	606	-	-	606

Net distribution of common stock pursuant to restricted stock unit award plan	19	-	-	-	-	-

Modification to warrants issued with promissory notes	-	-	33	-	-	33

Issuance of common stock under “at the market” offerings, net of offering costs of $8	54	-	217	-	-	217

Issuance of common stock under registered direct offering, net of offering costs of $603	1,958	20	7,013	-	-	7,033

Balance at December 31, 2015	11,801	$118	$375,157	$(367,310)	$(65)	$7,900

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015 and 2014

(in thousands)

	2015	2014
Cash Flows from Operating Activities:
Net loss	$(4,989)	$(13,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	119
Provision to reduce inventory to net realizable value	330	201
Provision for sales returns	267	-
Share-based compensation	606	890
Amortization of debt discount and debt issuance costs	186	188
Amortization of bond premium in marketable securities	127	250
Amortization of intangible asset	207	155
Gain on sales of marketable securities	(3)	(4)
Loss on disposals of property, plant and equipment	19	-
Changes in assets and liabilities:
Accounts receivable, net	(69)	118
Accrued investment income	29	54
Inventories	(302)	(254)
Prepaid expenses and other current assets	54	158
Other current deferred assets	218	(32)
Other assets	(175)	5
Accounts payable	(107)	(57)
Accrued expenses	(4)	27
Deferred revenue	(353)	66
Accrued interest – current and long term	127	260
Other current and non-current liabilities	19	21
Net cash used in operating activities	(3,688)	(11,044)
Cash Flows from Investing Activities:
Purchases of marketable securities	(3,522)	(2,203)
Proceeds from sale and maturities of marketable securities	3,830	4,336
Acquisition of product rights	-	(2,000)
Additions to property, plant and equipment	(214)	(135)
Proceeds from disposals of property, plant and equipment	14	-
Net cash provided by (used in) by investing activities	108	(2)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	-	8
Proceeds from distribution of restricted stock units	1	1
Statutory minimum withholding taxes paid on the distribution of common stock pursuant to restricted stock unit plan and exercise of stock options	-	(529)
Proceeds from “at-the-market” offering	225	-
Proceeds from registered direct offering	7,636	-
Offering transaction costs	(611)	-
Principal payments on debt	(1,960)	-
Net cash provided by (used in) financing activities	5,291	(520)
Net increase (decrease) in cash and cash equivalents	1,711	(11,566)
Cash and cash equivalents at beginning of year	774	12,340
Cash and cash equivalents at end of year	$2,485	$774

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$844	$765
Income taxes, net of refunds	$-	$14

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEAR ENDED DECEMBER 31, 2015 and 2014

Supplemental disclosures of noncash investing and financing activities (amounts presented are rounded to the nearest thousand):

Year ended December 31, 2015

1.	The exercise price of 60 thousand common stock purchase warrants held by our term debt lender was changed from $7.98 to $2.52 per share. The change in fair value of $33 was recorded as additional debt discount and will be amortized as interest expense over the remaining term of this debt.

Year ended December 31, 2014

1.	166 thousand shares of common stock were eligible for distribution pursuant to our 2005 RSU Plan utilizing various cashless exercise features of the plan. After withholding 1 thousand shares for $7 in exercise costs and withholding 63 thousand shares for $525 in statutory minimum payroll taxes, we issued 102 thousand shares of common stock.

2.	Options to purchase 5 thousand shares of common stock were exercised utilizing various cashless exercise features of the stock option plan. After withholding 3 thousand shares for $32 in exercise costs and withholding 1 thousand shares for $4 in statutory minimum payroll taxes, we issued 1 thousand shares of common stock.

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 1 - DESCRIPTION OF BUSINESS

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “We”, or “Our”) is a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Aversion® and Limitx™ Technologies are intended to address methods of product tampering associated with opioid abuse while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine into methamphetamine. Oxaydo® Tablets (oxycodone HCl, CII), which utilizes the Aversion Technology, is the first and only approved immediate-release oxycodone product in the United States with abuse deterrent labeling. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. Egalet launched Oxaydo in the United States late in the third quarter of 2015. We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have multiple pseudoephedrine products in development utilizing our Impede Technology. On June 15, 2015, we and Bayer Healthcare LLC (“Bayer”) entered into a License and Development Agreement (the “Bayer Agreement”) pursuant to which we granted Bayer an exclusive worldwide license to our Impede Technology for use in an undisclosed methamphetamine resistant pseudoephedrine – containing product and providing for the joint development of such product using our Impede Technology for the U.S. market. Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested. In January 2016, our Investigational New Drug Application, or IND, filed with the FDA for our lead Limitx oral abuse deterrent drug candidate using the opioid hydromorphone HC1 (“LTX-04”), was allowed to proceed to clinical testing. We have commenced our initial Phase I exploratory pharmacokinetic study of LTX-04. We are also developing an immediate-release hydrocodone bitartrate with acetaminophen product utilizing our Limitx technology.

Amounts presented have been rounded to the nearest thousand, where indicated, except share and per share data. The equity amounts and all share and per share data of the Company have been retroactively adjusted to reflect a one-for-five reverse stock split effected by us on August 28, 2015.

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

Marketable Securities

The Company’s marketable securities at December 31, 2015 and 2014 primarily consist of corporate debt securities and exchange-traded funds. Our marketable securities are governed by our investment policy as approved by our Board of Directors. The Company’s marketable securities are classified as available-for-sale and are recorded at fair value, based upon quoted market prices or net asset value. Unrealized temporary adjustments to fair value are included in a separate component of stockholders’ equity as unrealized gains and losses and reported as a component of accumulated other comprehensive income (loss). No gains or losses on marketable securities are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, trade accounts payable, accrued expenses and our long-term debt. The carrying amounts of these financial instruments, other than marketable securities and our long-term debt, are representative of their respective fair values due to their relatively short maturities. The Company believes the fair value of long-term debt approximates its carrying value based upon the borrowing rates currently available to the Company for loans with similar terms. As discussed above, marketable securities are recorded at fair value.

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

Customers: We launched our first Impede Technology product, Nexafed®, in the United States in December 2012 and our Nexafed Sinus Pressure + Pain product in the United States in February 2015. Our accounts receivable arise from our sales of our Nexafed product line and represent amounts due from wholesalers in the health care and pharmaceuticals industries and from chain drug stores. The Company has performed a credit evaluation of its customers and may maintain an allowance for potentially uncollectable accounts. We have not experienced any losses on uncollectable accounts in 2015 or 2014.

Sales to certain of our customers during 2015 and 2014 accounting for 10% or more of our annual product sales, whether the product shipment was recognized immediately as a sales or as a deferred sale, are presented below. Sales to customers designated with an “ * ” accounted for less than 10% of our annual product sales.

Customer	2015	2014
Rite Aid Corporation	54%	28%
Cardinal Health, Inc.	14%	24%
AmerisourceBergen Corporation	*	13%
McKesson Corporation	*	13%
Kroger Foods	*	11%

Accounts receivable from certain of our customers at December 31, 2015 and 2014 accounting for 10% or more of our gross accounts receivable are presented below. Accounts receivable from customers designated with an “ ** ” accounted for less than 10% of our gross accounts receivable.

Customer	2015	2014
Rite Aid Corporation	68%	83%
McKesson Corporation	11%	**
Kroger Foods	**	13%

Inventories

Inventories at December 31, 2015 consist of finished goods held for distribution and sale on our Nexafed® product line. Inventories at December 31, 2014 consisted of both raw and packaging materials on our Oxaydo product and finished goods held for distribution and sale on our Nexafed® product. During 2014, we purchased raw material and packaging material inventories for $260 thousand from Pfizer on the Oxaydo product we reacquired from them. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

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

Deferred Debt Issuance Costs and Debt Discount

Deferred debt issuance costs include costs of debt financing undertaken by the Company, including legal fees, placement fees and other direct costs of the financing. Debt discount is the value attributable to warrants issued in conjunction with the financing. Debt issuance costs and debt discount are amortized into interest expense over the term of the related debt using the effective interest method. See Recent Accounting Pronouncements for discussion on the presentation of deferred debt issuance costs as a direct reduction against long-term debt.

License Fee Revenue

In December 2014, the Company entered into an agreement with Purdue Pharma to settle a patent interference action regarding certain intellectual property held by Acura (U.S. Patent No. 8,101,630). The dispute centered on the issue of which company has priority in developing the invention. The parties agreed to forgo protracted litigation and the uncertainties arising therefrom by entering into an agreement whereby Acura conceded Purdue’s claim of priority in exchange for certain financial consideration to Acura including an immediate non-refundable payment of $500 thousand. In June 2015, the Company received an additional $250 thousand payment from Purdue relating to the December 2014 agreement. These amounts were recognized as revenue when received.

On January 7, 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) entered into a Collaboration and License Agreement to commercialize Oxaydo tablets (formerly known as Oxecta) utilizing our Aversion® Technology. Egalet paid us $5.0 million upon signing the Egalet Agreement. The payment was non-refundable and non-creditable when made and we had no further requirements to earn the payment. The amount was recognized as revenue when received (see Note 3).

Milestone Revenue

Milestone revenue is contingent upon the achievement of certain pre-defined events in the development agreements. Milestone payments are recognized as revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product. As such, the milestones are substantially at risk at the inception of an agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment. Each milestone payment is non-refundable and non-creditable when made and is recognized as revenue when received. In October 2015, Egalet paid us a $2.5 million milestone payment in connection with the event of the first commercial sale of Oxaydo.

Collaboration Revenue

Collaboration revenue is derived from reimbursement of development expenses, such as under our agreement with Bayer, and are recognized when costs are incurred pursuant to the agreements.  The ongoing research and development services being provided under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration agreements. We recognized $170 thousand of collaboration revenue during the year 2015.

Royalty Revenue

In connection with our Collaboration and License Agreement with Egalet to commercialize Oxaydo tablets we will receive a stepped royalty at percentage rates ranging from mid-single digits to double-digits based on Oxaydo net sales during each calendar year over the term of the agreement (excluding net sales resulting from any co-promotion efforts by us). We recognize royalty revenue each calendar quarter based on net sales reported to us by Egalet in accordance with the agreement. Egalet’s first commercial sale of Oxaydo occurred in October 2015 and we have recorded royalties of $5 thousand on net sales during the fourth quarter 2015 (see Note 3).

In connection with our License, Development, and Commercialization Agreement dated October 30, 2007 with King Pharmaceuticals Research and Development, Inc., now a subsidiary of Pfizer Inc. (the “Pfizer Agreement”), we began earning royalties on Oxecta starting in February 2013. We recorded royalties of approximately $4 thousand for the year ended December 31, 2014. Effective April 9, 2014, the Pfizer Agreement was terminated and the rights to Oxecta were returned to us after making a one-time payment of $2.0 million to Pfizer (see Note 3).

Product Sales

Nexafed was launched in mid-December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. We sell our Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Our Nexafed products are sold subject to the right of return usually for a period of up to twelve months after the product expiration. The Nexafed products currently have a shelf life of twenty-four months from the date of manufacture. Given the limited sales history of our Nexafed products, we could not reliably estimate expected returns of the product at the time of shipment to certain customers. During 2014, we continued deferring the recognition of revenue and at December 31, 2014 we had accumulated deferred revenue of $353 thousand of Nexafed shipments. During the first quarter of 2015, we determined we had obtained sufficient sales returns history to reasonably estimate future product returns from those customers. We recorded a one-time adjustment in the first quarter of 2015 to recognize revenue that had previously been deferred, resulting in additional net revenues of $314 thousand after recording a liability for sales returns of $120 thousand, and recorded cost of sales of $255 thousand. We currently recognize revenue from our Nexafed product line when the price is fixed and determinable at the date of sale, title and risk of ownership have been transferred to the customer, and returns can be reasonably estimated, which generally occurs at the time of product shipment. At December 31, 2015, we have a $205 thousand sales returns liability which will be reviewed against sales returns activity each calendar quarter for adjustment.

Advertising Costs

The Company records the cost of its advertising efforts when services are performed or goods are delivered.

Shipping and Handling Costs

The Company records shipping and handling costs in selling expenses. The amounts recorded from the sales of Nexafed® were not material.

Impairment of Long-Lived Assets

Long-lived assets such as the intangible asset and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We had no impairment charges for the years ended 2015 and 2014.

Research and Development Activities

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities. Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. During 2015, we entered into a cancelable arrangement for contract manufacturing services on a project to integrate Impede 2.0 technology into our commercially available Nexafed 30mg tablet while moving supply to an alternate contract manufacturer. Approximately $0.2 million was remaining under this agreement at December 31, 2015. During 2014, we entered into several cancelable CRO arrangements and our remaining obligations under these arrangements were approximately $0.1 million at December 31, 2014 for services to be incurred as subjects are enrolled and progress through the studies. We did not have prepaid CRO costs and clinical trial study expenses at either December 31, 2015 or 2014.

Share-based Compensation

We have several share-based compensation plans covering stock options and RSUs for our employees and directors, which are described more fully in Note 11.

We measure our compensation cost related to share-based payment transactions based on fair value of the equity or liability instrument issued. For purposes of estimating the fair value of each stock option unit on the date of grant, we utilize the Black-Scholes option-pricing model. Option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of our common stock (as determined by reviewing our historical public market closing prices). Our accounting for share-based compensation for RSUs is based on the market price of our common stock on the date of grant, less its exercise cost.

Our share-based compensation expense recognized in the Company’s results of operations from all types of instruments issued comprised the following (in thousands):

	Year ended December 31,
	2015	2014
Research and development:
Stock option awards	$158	$220
RSU awards	-	-
	$158	$220

Selling, general and administrative:
Stock option awards	384	550
RSU awards	95	146
	$479	$696

Total share-based compensation expense	$637	$916

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income (loss) is composed of unrealized gains (losses) on certain holdings of marketable securities, net of any realized gains (losses) included in net income (loss).

Income Taxes

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and the income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At December 31, 2015 and 2014, 100% of all remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested Restricted Stock Units (“RSUs”) (see Note 11). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2015 or 2014 as the Company reported a net loss for the years and including the effects of common stock equivalents in the diluted EPS calculation would have been antidilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in thousands, except per share data):

	Years ended December 31,
	2015	2014
EPS – basic
Numerator: net loss	$(4,989)	$(13,209)
Denominator (weighted):
Common shares	10,777	9,770
Vested RSUs	19	9
Basic weighted average shares outstanding	10,796	9,779
EPS - basic	$(0.46)	$(1.35)

EPS – assuming dilution
Numerator: net loss	$(4,989)	$(13,209)
Denominator (weighted):
Common shares	10,777	9,770
Vested RSUs	19	9
Stock options	-	-
Common stock warrants	-	-
Diluted weighted average shares outstanding	10,796	9,779
EPS - diluted	$(0.46)	$(1.35)

Excluded dilutive securities:
Common stock issuable (non weighted):
Stock options	1,198	911
Common stock warrants	60	60
Total excluded potentially dilutive shares	1,258	971

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the transition method we will utilize to adopt the standard for use in 2018.

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

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption of the amendments is permitted and the Company elected to adopt this guidance effective April 1, 2015.  The Company adopted the guidance to implement the simplified presentation prescribed as the purpose of the amendment.  The new guidance has been applied on a retrospective basis, wherein the consolidated balance sheets of December 31, 2014 have been retrospectively adjusted to reflect the effects of applying the new guidance.  As a result of the change to the December 31, 2014 consolidated balance sheet, deferred debt issuance costs and long-term debt decreased and increased, respectively, by $162 thousand.  After the retrospective application to December 31, 2014, subsequent amortization of the deferred debt issuance costs results in an increase to long-term debt.

NOTE 3 – LICENSE, DEVELOPMENT, AND COMMERCIALIZATION AGREEMENTS

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

Egalet paid us a $5.0 million license fee upon signing of the Egalet Agreement and a $2.5 million milestone on October 9, 2015 in connection with the first commercial sale of Oxaydo. In addition, we will be entitled to a one-time $12.5 million milestone payment when worldwide Oxaydo net sales reach $150 million in a calendar year. We are receiving from Egalet a stepped royalty at percentage rates ranging from mid-single digits to double-digits based on Oxaydo net sales during each calendar year (excluding net sales resulting from our co-promotion efforts). In any calendar year of the agreement in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Egalet’s royalty payment obligations commence on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to Oxaydo). Royalties will be reduced upon the entry of generic equivalents, as well as for payments required to be made by Egalet to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

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

Bayer Agreement

On June 15, 2015, we and Bayer entered into a License and Development Agreement (the “Bayer Agreement”) granting Bayer an exclusive worldwide license to our Impede Technology for use in an undisclosed methamphetamine resistant pseudoephedrine –containing product (the “Bayer Licensed Product”) and providing for the joint development of such product utilizing our Impede Technology for the U.S. market. The Agreement also grants Bayer first right to negotiate a license to the Impede technology for certain other products.

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

Terminated Pfizer Agreement

In 2007, we entered into License, Development and Commercialization Agreement for Oxaydo (named Oxecta™ under a Pfizer trademark) and other Aversion opioid development products with King Pharmaceuticals Research and Development, Inc., which became a subsidiary of Pfizer in 2011 (the “Pfizer Agreement”). In April 2014, we entered into two letter agreements with Pfizer providing for the termination of the Pfizer Agreement and the return to us of Oxaydo and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our consolidated financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Oxaydo. During the year ended December 31, 2015 and 2014, we recorded amortization expense of $207 thousand and $155 thousand, respectively. We also purchased from Pfizer selected raw and packaging material inventories for $260 thousand relating to Oxaydo. In 2015, we wrote off and disposed of these inventories.

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Marketable securities:
Corporate bonds — maturing within 1 year	$3.1	$3.5
Corporate bonds — maturing after 1 year and through March 2017	0.4	2.8
Exchange-traded funds	7.3	5.0
Total marketable securities	$10.8	$11.3

The Company’s marketable securities are classified as available-for-sale and are recorded at fair value based on quoted market prices or net asset value using the specific identification method. The purchase cost of corporate bonds may include a purchase price premium or discount which will be amortized or accreted against earned interest income to the maturity date of the bond. Our marketable securities are classified as current in the Company’s Consolidated Balance Sheets as they may be sold within one year in response to changes in market prices or interest rates, to realign our investment concentrations or to meet our working capital needs.

The following tables provide a summary of the fair value and unrealized gains (losses) related to the Company’s available-for-sale securities (in millions):

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$3.6	$-	$(0.1)	$3.5
Exchange-traded funds	7.3	-	-	7.3
Total - Current	$10.9	$-	$(0.1)	$10.8

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$6.3	$-	$-	$6.3
Exchange-traded funds	5.0	-	-	5.0
Total - Current	$11.3	$-	$-	$11.3

Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Fair values determined based on Level 1 inputs utilize quoted market prices in active markets for identical assets or liabilities. Fair values determined based on Level 2 inputs utilize observable market-based inputs or unobservable inputs that are corroborated by market data. Fair values determined based on Level 3 inputs utilize unobservable inputs reflecting the reporting entity’s own assumptions. A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our assets measured at fair value or disclosed at fair value on a recurring basis as at December 31, 2015 and 2014 consisted of the following (in millions):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	3.5	-	3.5	-
Exchange-traded funds	7.3	7.3	-	-
Total	$10.8	$7.3	$3.5	$-

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	6.3	-	6.3	-
Exchange-traded funds	5.0	5.0	-	-
Total	$11.3	$5.0	$6.3	$-

Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) at December 31, 2015 and 2014 consisted of unrealized losses on securities of $65 thousand and $13 thousand, respectively.

NOTE 5 – INVENTORIES

Inventories at December 31, 2015 consist of finished goods held for distribution and sale on our Nexafed product line. Inventories at December 31, 2014 consisted of both raw and packaging materials on our Oxaydo product and finished goods held for distribution and sale on Nexafed product. During 2014, we purchased selected raw and packaging material inventories for $260 thousand from Pfizer related to the Oxaydo product we reacquired from them (see Note 3). During 2015, we wrote off and disposed of the inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

At December 31, 2014 we had deferred revenue of $350 thousand from our Nexafed product shipments to customers. The related cost of sales of $218 thousand is reported in our balance sheet in the other current deferred assets account and excluded from the reported year end inventories at December 31, 2014. During 2015, we recorded a one-time adjustment to recognize revenue that had previously been deferred, resulting in additional net revenues of $314 thousand after recording a liability for sales returns of $120 thousand, and we recorded cost of sales of $255 thousand.

Our purchases of ingredients and other materials required in our development and clinical trial activities are expensed as incurred.

Inventories are summarized as follows (in thousands):

	December 31,
	2015	2014
Raw and packaging	$-	$260
Finished goods	346	44
Total inventory	346	304
Less: inventory reserve - finished goods	(70)	( -)
Net inventory	$276	$304

Inventory reserve activity during the years ended December 31, 2015 and 2014 was as follows (in thousands):

	2015	2014
Beginning of year	$-	$250
Reserve expense - raw and packaging	260	-
Reserve expense - finished goods	70	201
	330	451
Inventory write-offs - raw and packaging	(260)	-
Inventory write-offs - finished goods	-	(451)
End of year	$70	$-

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2015	2014
Building and improvements	$1,265	$1,259
Scientific equipment	598	595
Computer hardware and software	124	252
Machinery and equipment	508	386
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
	2,754	2,751
Less: accumulated depreciation	(1,741)	(1,794)
Total property, plant and equipment, net	$1,013	$957

Depreciation expense was approximately $0.1 million for each of the years ended December 31, 2015 and 2014.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	December 31,
	2015	2014
Professional services	$171	$253
Other fees and services	64	110
Payroll, payroll taxes and benefits	101	94
Clinical and regulatory services	92	83
Marketing, advertising, and promotion	115	-
Property taxes	15	15
Franchise taxes	6	13
	$564	$568

NOTE 8 – DEBT

On December 27, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford” or the “Lender”), for a term loan to the Company in the principal amount of $10.0 million (the “Term Loan”). The full principal amount of the Term Loan was funded on December 27, 2013. We are using the proceeds of the Loan Agreement for general working capital and to fund our business requirements. The Term Loan accrues interest at a fixed rate of 8.35% per annum (with a default rate of 13.35% per annum). The Company was required to make monthly interest−only payments until April 1, 2015 (“Amortization Date”) and on the Amortization Date, the Company began to make payments of principal and accrued interest in equal monthly installments of $260 thousand sufficient to amortize the Term Loan through the maturity date of December 1, 2018. All unpaid principal and accrued and unpaid interest with respect to the Term Loan is due and payable in full on December 1, 2018. As of December 31, 2015, we have made $1.96 million in principal payments. As security for its obligations under the Loan Agreement, the Company granted Lender a security interest in substantially all of its existing and after−acquired assets, exclusive of its intellectual property assets. Pursuant to the Loan Agreement, the Company is not allowed to pledge its intellectual property assets to others. Upon the execution of the Loan Agreement, we issued to the Lender warrants to purchase an aggregate of up to 60 thousand shares of our common stock at an exercise price equal to $7.98 per share (after adjustment for our one-for-five reverse stock split) (the “Warrants”). We recorded $400 thousand as debt discount associated with the fair value of the Warrants and are amortizing it to interest expense over the term of the loan using the loan’s effective interest rate. The Warrants are immediately exercisable for cash or by net exercise and will expire December 27, 2020. The fair value of the warrants was determined using the Black-Scholes option-pricing model. Significant assumptions used in the Black-Scholes model were:

Expected dividend yield	0.0%
Risk-free interest rate	2.4%
Expected volatility	92%
Expected term (years)	7

On January 7, 2015, we and Oxford entered into an amendment to the Loan Agreement. Pursuant to the amendment, (i) the exercise price of the Warrants was lowered from $7.98 to $2.52 per share (the average closing price of our common stock on Nasdaq for the 10 trading days preceding the date of the amendment and after giving effect to our one-for-five reverse stock split) and we recorded additional debt discount of $33 thousand representing the fair value of the warrant modification, (ii) we agreed to maintain $2.5 million cash reserves until such time as we have repaid $5.0 million in principal of the Term Loan, and (iii) the Lender consented to the terms of our Collaboration and License Agreement with Egalet relating to our Oxaydo product.

The Company may voluntarily prepay the Term Loan in full, but not in part, and any prepayment is subject to a prepayment premium equal to 1% of the principal prepaid. In addition, at the maturity, termination or upon voluntary or mandatory prepayment of the Term Loan the Company must pay the Lender an additional one-time interest payment of $795 thousand. We are accruing additional monthly interest expense over the term of the loan for this additional one-time interest payment using the loan’s effective cash interest rate.

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

Our debt is summarized below (in thousands):

Long-term Debt	Current	Long-term	Total
Balance at Dec 31, 2014	$1,758	$8,242	$10,000
Principal payments	(1,960)	-	(1,960)
Classification	2,522	(2,522)	-
Balance at Dec 31, 2015	$2,320	$5,720	$8,040

Debt Discount	Current	Long-term	Total
Balance at Dec 31, 2014	$-	$(281)	$(281)
Modification of warrants	-	(33)	(33)
Amortization expense	-	121	121
Balance at Dec 31, 2015	$-	$(193)	$(193)

Deferred Debt Issuance Costs	Current	Long-term	Total
Balance at Dec 31, 2014	$-	$(162)	$(162)
Amortization expense	-	65	65
Balance at Dec 31, 2015	$-	$(97)	$(97)

Long-term Debt, net at Dec 31, 2015	$2,320	$5,430	$7,750

Our interest expense consisted of the following (in thousands):

	2015	2014
Interest expense:
Term Loan	$971	$1,024
Debt discount	121	119
Debt issue costs	65	69
Total interest expense	$1,157	$1,212

The annual principal payments of the debt at December 31, 2015 are as follows:

Annual Principal Payments
Year	(in thousands)
2016	$2,320
2017	2,741
2018	2,979
Total	$8,040

NOTE 9 – EQUITY FINANCINGS

Our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (“SEC”) on March 15, 2013. On April 18, 2013, we filed a prospectus supplement with the SEC pursuant to which we could sell shares of our common stock from time to time in “at the market” offerings and certain other transactions, having sales proceeds of up to $13 million. We did not sell any shares of our common stock pursuant to our prospectus supplement during the year ended December 31, 2014. During the year ended December 31, 2015, we sold approximately 54 thousand shares of our common stock (after giving effect to our one-for-five reverse stock split) for gross proceeds of $225 thousand. Transaction costs were approximately $8 thousand. The net proceeds of $217 thousand were used for general corporate purposes. In order to allow for the sale of our shares of common stock under our shelf registration statement pursuant to the Placement Agency Agreement and Securities Purchase Agreement described below, on June 30, 2015, we and MLV & Co., LLC, as sales agent, terminated the at-market issuance sales agreement dated April 18, 2013, thereby terminating any further “at the market offerings” under our prospectus supplement filed with the SEC on April 18, 2013.

On June 30, 2015, we entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which we engaged Roth to act as sole placement agent in a registered direct offering (the “Offering”) of 1.958 million shares of our common stock, par value $.01 (after giving effect to our one-for-five reverse stock split). On June 30, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which we agreed to sell 1.958 million shares of our common stock at a price of $3.90 per share (after giving effect to our one-for-five reverse stock split) to the Purchasers in the Offering, for gross proceeds to the Company of $7.64 million, before expenses. The Offering was made pursuant to a prospectus supplement dated June 30, 2015 filed with the Securities and Exchange Commission in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-187075), which became effective on March 15, 2013, and the related base prospectus included in the Registration Statement, as supplemented by the prospectus supplement. The transactions contemplated by the Placement Agency Agreement and the Purchase Agreement closed on July 7, 2015.

Pursuant to the terms of the Placement Agency Agreement, we paid Roth a cash placement fee equal to 6.5% of the gross proceeds in the Offering or $496 thousand, and reimbursed Roth $35 thousand for its expenses. The net proceeds from the Offering, after these and other legal expenses, was $7.0 million.

NOTE 10 – COMMON STOCK WARRANTS

We have outstanding common stock purchase warrants (“warrants”) exercisable for 60 thousand shares of our common stock having an exercise price of $2.52 per share (after giving effect to our one-for-five reverse stock split) with an expiration date in December 2020. See Note 8 for a discussion of the reduction of the exercise price of these warrants to $2.52 per share which were originally issued in connection with the issuance of the $10.0 million secured promissory notes in December 2013. These warrants contain a cashless exercise feature.

Our warrant activity during the years ended December 31, 2015 and 2014 is shown below (in thousands except price data):

	December 31,
	2015		2014
	Number	WAvg Exercise Price	Number	WAvg Exercise Price
Outstanding, beginning	60	$7.98	431	$15.75
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(371)	17.00
Modification	-	(5.46)	-	-
Outstanding, ending	60	$2.52	60	$7.98

NOTE 11 – EMPLOYEE BENEFIT PLANS

401(k) and Profit-Sharing Plan

We have a 401(k) and Profit-Sharing Plan (the “Plan”) for our employees. Employees may elect to make a basic contribution of up to 80% of their annual earnings subject to certain regulatory restrictions on their total contribution. The Plan provides that the Company can make discretionary matching contributions along with a discretionary profit-sharing contribution. We did not contribute a matching contribution or a profit sharing contribution to the Plan in years 2015 or 2014.

Stock Option Plans

We maintain various stock option plans. A summary of our stock option plans as of December 31, 2015 and 2014 and for the years then ended consisted of the following (in thousands except exercise price):

	Years Ended December 31,
	2015		2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning	911	$20.70	747	$24.95
Granted	315	2.01	180	2.60
Exercised	-	-	(6)	6.50
Forfeited or expired	(28)	26.75	(10)	17.50
Outstanding, ending	1,198	$15.67	911	$20.70
Options exercisable	814	$22.04	695	$26.05

The following table summarizes information about nonvested stock options outstanding at December 31, 2015 (in thousands except per price data):

	Number of Options Not Exercisable	Weighted Average Fair Value

Outstanding at December 31, 2014	216	$3.30
Granted	315	2.01
Vested	(146)	3.70
Forfeited	(1)	2.69
Outstanding at December 31, 2015	384	$1.85

We estimate the option’s fair value on the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to expected term, forfeitures, volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities utilized in the Black-Scholes model are based on the historical volatility of our common stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected life of the grants is derived from historical exercise activity. Historically, the majority of our stock options have been held until their expiration date.

The assumptions used in the Black-Scholes model to determine fair value for the 2015 and 2014 stock option grants were:

	2015	2014
Expected dividend yield	0.0%	0.0%
Risk-free interest rates	2.2%	2.2%
Average expected volatility	89%	97%
Expected term (years)	10	10
Weighted average grant date fair value	$1.72	$2.30

The intrinsic value of the option awards which were vested and outstanding at December 31, 2015 and 2014 was $6 thousand and $0 thousand, respectively. The total remaining unrecognized compensation cost on unvested option awards outstanding at December 31, 2015 was $711 thousand, and is expected to be recognized in operating expense in varying amounts over the 23 months remaining in the requisite service period.

Information about the cashless stock option exercises during the last two years is as follows:

•	There were no option awards exercised during 2015.
•	During 2014, options to purchase 5 thousand shares of common stock were exercised utilizing various cashless exercise features of our stock option plan and after withholding 3 thousand shares for $32 thousand in exercise costs and $1 thousand in statutory minimum withholding payroll taxes, we issued 2 thousand shares of common stock.

Restricted Stock Unit Award Plan

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors, a 2014 Restricted Stock Unit Award Plan (the “2014 RSU Plan”) and a 2005 Restricted Stock Unit Award Plan (the “2005 RSU Plan”). Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. The share-based compensation cost to be incurred on a granted RSU is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense over the vesting period of the RSU award.

A summary of the grants under the RSU Plans as of December 31, 2015 and 2014, and for the years then ended consisted of the following (in thousands):

	Years Ended December 31,
	2015		2014
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, beginning	29	29	166	166
Granted	42	-	29	-
Distributed	(26)	(26)	(166)	(166)
Vested	-	42	-	29
Forfeited or expired	-	-	-	-
Outstanding, ending	45	45	29	29

2014 Restricted Stock Unit Award Plan

Our 2014 RSU Plan was approved by shareholders on May 1, 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of December 31, 2015, 330 thousand shares are available for award under the 2014 RSU Plan.

Information about the awards under the 2014 RSU Plan is as follows:

•	On May 1, 2014, we awarded approximately 7 thousand RSUs to each of our 4 non-employee directors. Such RSU awards vested 50% on June 30, 2014 and 25% on each of September 30 and December 31, 2014. Such non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The RSU awards subject to cash settlement were recorded as a liability in the Company’s balance sheet. The liability was $26 thousand at December 31, 2014. Accordingly the vested portion of the awards containing the cash settlement feature are being marked-to-market each reporting period until they are distributed. Marked-to-market accounting can create fluctuations in our compensation expense including the need to record additional expense. RSU awards are generally distributed on the first business day of the year after vesting, but such distribution can be deferred until a later date at the election of the non-employee director.

•	On January 2, 2015, we awarded approximately 10 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2015. The RSU awards subject to cash settlement are subject to marked-to market accounting and the liability recorded in the Company’s balance sheet was $45 thousand at December 31, 2015. Distributions of stock under the January 2, 2015 award cannot be deferred until a later date and the stock under such awards were distributed on January 4, 2016.

Information about the distribution of shares under the 2014 RSU Plan is as follows:

•	On January 2, 2015, 26 thousand RSUs from the May 1, 2014 award were distributed and 4 thousand RSUs were deferred until a future distribution date. Of the 26 thousand RSUs distributed, 19 thousand RSUs were distributed in common stock and 7 thousand RSUs were settled in cash.

•	On January 4, 2016, 1 thousand RSUs from the May 1, 2014 award and 41 thousand RSUs from the January 2, 2015 award were distributed. There are 2 thousand RSUs from the May 1, 2014 award which remain deferred until a future distribution date. Of the 42 thousand RSUs distributed, 33 thousand RSUs were distributed in common stock and 9 thousand RSUs were settled in cash.

2005 Restricted Stock Unit Award Plan

Under our 2005 RSU Plan, one-fourth of vested shares of common stock underlying the aggregate RSU awards of 660 thousand shares, or 166 thousand shares, were distributed (after payment of exercise costs of $0.01 par value per share) on January 1 of each of the years 2011 thru 2014. On January 1, 2014, 102 thousand shares were distributed to the holders while 63 thousand shares were withheld by the Company upon elections made to exchange RSUs in satisfaction of $525 thousand withholding tax obligations. All RSUs granted under the 2005 RSU Plan had been distributed effective January 1, 2014.

NOTE 12 – INCOME TAXES

Provision for Income Taxes

The reconciliation between our provision for income taxes and the amounts computed by multiplying our loss before taxes by the U.S. statutory tax rate is as follows (in thousands):

	December 31,
	2015	2014
Benefit at U.S. statutory 34% tax rate	$(1,696)	$(4,491)
State taxes (benefit), net of federal effect	41	65
Research and development tax credits	-	(30)
Share-based compensation	184	262
Other	11	2
Change in valuation allowance	1,460	4,192
Provision for income taxes	$-	$-

Deferred Tax Assets and Valuation Allowance

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $52.8 million federal income tax benefits at December 31, 2015 derived from $155.2 million Federal NOLs at the U.S. statutory tax rate of 34% and $2.0 million state NOLs, available to offset future taxable income, some of which already have limitations for future use as prescribed under IRC Section 382. Our Federal and state NOLs will expire in varying amounts between 2016 and 2035 if not used, and those expirations will cause fluctuations in our valuation allowances. The net change in the valuation allowance in 2015 and 2014 was approximately $0.6 million and $2.4 million, respectively.

As of December 31, 2015 we had federal research and development tax credits of approximately $1.2 million, which expire in the years 2024 through 2034. We also had approximately $0.2 million of Indiana state research and development tax credits, which expire in the years 2016 and 2017. The components of our deferred tax assets are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Estimated future value of NOLs
- Federal	$52,772	$51,503
- State	2,050	2,898
Research and development tax credits	1,394	1,398
Share-based compensation	38	45
Other, net	368	151
Total deferred taxes	56,622	55,995
Valuation allowance	(56,622)	(55,995)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, and the timing and amount of which may be uncertain. Valuation allowances are placed on deferred tax assets when uncertainty exists on their near term utilization. We make periodic reviews of our valuation allowances and fluctuations can occur. Those fluctuations may be reflected as income tax expenses or benefits in the period they occur. We continue to maintain full valuation allowance against all of our deferred tax assets at December 31, 2015 due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that amounts of our deferred tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and a benefit from income taxes in such period would be recognized.

Uncertainty in Income Taxes

We adopted FASB’s statement regarding accounting for uncertainty in income taxes which defined the threshold for recognizing the benefits of tax-return positions in the consolidated financial statements as "more-likely-than-not" to be sustained by the taxing authorities. Our adoption of the standard did not result in establishing a contingent tax liability reserve or a corresponding charge to retained earnings. At each of December 31, 2015 and 2014, we had no liability for income tax associated with uncertain tax positions. If in the future we establish a contingent tax liability reserve related to uncertain tax positions, our practice will be to recognize the interest in interest expense and the penalties in other non-operating expense.

The Company files federal and state income tax returns and in the normal course of business the Company is subject to examination by these taxing authorities. As of December 31, 2015, the Company’s tax years 2012, 2013 and 2014 are subject to examination by the taxing authorities. With few exceptions, we believe the Company is no longer subject to U.S. federal, state and local examinations by taxing authorities for years before 2012.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purdue Pharma Complaints

In April 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against us and our Oxaydo product licensee Egalet US, Inc. and its parent Egalet Corporation in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s U.S. Patent No. 8,389,007 (the “’007 patent”). The complaint seeks injunctive relief as well as awards of damages and attorneys’ fees. In January 2016, the District Court issued a claim construction order in the patent infringement action.  The order stated that the term polyvinylpyrrolidone as that term is defined in the claims of the Purdue patent covers all polymeric forms of vinylpyrrolidone, including crospovidone used in Oxaydo. We deny the allegations in the complaint, believe they are without merit and are defending the action vigorously. As is the case with patent litigation, there is a risk that the Court may enjoin the making, using, selling and offering for sale Oxaydo and/or may find that Oxaydo infringes the ‘007 patent. As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to this matter as of December 31, 2015.

In December 2014, the Company entered into an agreement with Purdue Pharma L.P. to settle a patent interference action regarding certain intellectual property held by Acura (U.S. Patent No. 8,101,630). The dispute centered upon the issue of which company has priority in developing the invention. The parties agreed to forgo protracted litigation and the uncertainties arising therefrom by entering an agreement whereby the Company conceded Purdue Pharma’s claim of priority in exchange for certain financial consideration to us including an immediate non-refundable payment of $500 thousand. In June 2015, the Company received an additional $250 thousand payment from Purdue Pharma relating to the December 2014 agreement.

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

In Pennsylvania, on November 18, 2011, the trial court denied Generic Defendants’ dispositive preemption motions, without prejudice. In July 2013, the Pennsylvania Superior Court issued an adverse decision, and a subsequent appeal to the Pennsylvania Supreme Court was denied. On December 16, 2014, the Generic Defendants filed a Joint Petition for Certiorari with the United States Supreme Court captioned Teva Pharmaceuticals USA, Inc. et al. v. Dorothy Bentley, et al., No. 14-711 (U.S.) seeking reversal of the Pennsylvania state court decision. On April 27, 2015, the U.S. Supreme Court denied this Petition and this matter has been returned to the trial court for further proceedings. From July, 2015 to date, the court has been moving forward with procedural steps to narrow this litigation, including requests for plaintiffs to voluntarily discontinue cases, such as those filed against Acura, where there is no case-specific product identification. To the extent, however, that plaintiffs intend to pursue these claims, Acura nonetheless remains optimistic that most, if not all, of these Philadelphia cases will eventually be dismissed against it based upon the favorable aspects of the Superior Court’s narrow preemption ruling and lack of product identification, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by Acura’s insurance carrier.

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

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of December 31, 2015 and we are presently unable to determine if any potential loss would be covered by our insurance carrier.

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

Facility Lease

The Company leases administrative office space in Palatine, Illinois under a lease expiring March 31, 2017 for approximately $25 thousand annually.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data is shown below (in thousands except per share amounts):

	For Three Month Periods Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Net revenues	$5,357	$341	$210	$2,679
Operating expenses	3,845	2,739	2,615	3,389

Operating income (loss)	1,512	(2,398)	(2,405)	(710)
Net income (loss)	$1,239	$(2,663)	$(2,649)	$(916)

Basic income (loss) per share	$0.13	$(0.28)	$(0.23)	$(0.08)
Diluted income (loss) per share	$0.13	$(0.28)	$(0.23)	$(0.08)

	For Three Month Periods Ended
	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
Net revenues	$42	$35	$145	$529
Operating expenses	3,868	3,307	2,791	2,984

Operating loss	(3,826)	(3,272)	(2,646)	(2,455)
Net loss	$(4,088)	$(3,521)	$(2,904)	$(2,696)

Basic loss per share	$(0.40)	$(0.35)	$(0.30)	$(0.30)
Diluted loss per share	$(0.40)	$(0.35)	$(0.30)	$(0.30)

ACURA PHARMACEUTICALS, INC.

EXHIBIT INDEX

The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

Exhibit Number	Exhibit Description
1.1	At Market Issuance Sales Agreement dated April 18, 2013 between Acura Pharmaceuticals, Inc. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on April 18, 2013).

1.2	Placement Agency Agreement dated June 30, 2015 between Roth Capital Partners LLC and the Registrant (incorporated by reference to Exhibit 1.1 to our Form 8-K filed July 1, 2015).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 25, 2009).

3.2	Certificate of Amendment Reverse Splitting Common Stock and restating but not changing text of part of Article III of Restated Certificate of Incorporation (incorporated by Reference to Exhibit 3.1 to the Form 8-K filed December 4, 2007).

3.3	Certificate of Amendment Reverse Splitting Common Stock and restating but not changing text of part of Article III of Restated Certificate of Incorporation (incorporated by Reference to Exhibit 3.1 to the Form 8-K filed August 27, 2015).

3.4	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 3, 2009).

10.1	License, Development and Commercialization Agreement dated October 30, 2007 by and between the Registrant and King Pharmaceuticals Research and Development, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 2, 2007).

10.2	Letter Agreement dated as of September 24, 2012 by and between the Registrant and King Pharmaceuticals Research and Development, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 26, 2012) (confidential treatment has been granted for portions of this Exhibit).

10.3	Letter Agreement dated April 9, 2014 between King Pharmaceuticals Research and Development Inc. and Registrant terminating License, Development and Commercialization Agreement dated October 30, 2007 (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ending June 30, 2014 filed on August 4, 2014) (confidential treatment has been granted for portions of this Exhibit).

10.4	Manufacturing Services Agreement dated as of July 19, 2011 between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 27, 2011) (confidential treatment has been granted for portions of this Exhibit).

10.5	Securities Purchase Agreement dated as of August 20, 2007 (“PIPE SPA”) among the Registrant, Vivo Ventures Fund VI, L.P., Vivo Ventures VI Affiliates Fund, L.P., GCE Holdings LLC, and certain other signatories thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2007).

Exhibit Number	Exhibit Description
10.6	Form of Warrant dated as of August 20, 2007 issued pursuant to the PIPE SPA (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 21, 2007)(These warrants expired in 2014).

10.7	Loan and Security Agreement dated as of December 27, 2013 between Acura Pharmaceuticals, Inc. Acura Pharmaceutical Technologies, Inc. and Oxford Finance LLC (incorporated by reference to Exhibit 10.6 to the Form 10-K filed March 3, 2014).

10.8	First Amendment to Loan and Security Agreement entered into as of January 7, 2015 between Oxford Finance LLC, the Registrant and APT (incorporated by reference to Exhibit 10.8 to our Form 10-K filed March 2, 2015).

10.9	Amended and Restated Warrant A-1 issued to Oxford Finance LLC on January 7, 2015 (incorporated by reference to Exhibit 10.9 to our Form 10-K filed March 2, 2015).

10.10	Amended and Restated Warrant A-2 issued to Oxford Finance LLC on January 7, 2015 (incorporated by reference to Exhibit 10.10 to our Form 10-K filed March 2, 2015).

10.11	Amended and Restated Warrant A-3 issued to Oxford Finance LLC on January 7, 2015 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 2, 2015).

10.12	Form of Mortgage dated December 27, 2013(incorporated by reference to Exhibit 10.8 to the Form 10-K filed March 3, 2014).

10.13	Collaboration and License Agreement between the Registrant, Egalet US, Inc., Egalet Limited and with respect to Section 17.21, Egalet Corporation (certain information has been omitted and filed separately with the Securities and Exchange Commission and confidential treatment has been granted with respect to the omitted portion) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ending December 31, 2014, filed March 2, 2015).

10.14	License and Development Agreement dated as of June 5, 2015 between the Registrant and Bayer HealthCare LLC (certain information has been omitted and filed separately with the Securities and Exchange Commission and confidential treatment has been granted with respect to the omitted portion) (incorporated by reference to Exhibit 10.1 to our Form 10-Q/A filed February 16, 2016).

10.15	Amended and Restated Voting Agreement dated as of February 6, 2004 among the Registrant, Care Capital Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners III, L.P., and others (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on February 10, 2004 (the “February 2004 Form 8-K”)).

10.16	Joinder and Amendment to Amended and Restated Voting Agreement dated November 9, 2005 between the Registrant, GCE Holdings, Essex Woodlands Health Ventures V, L.P., Care Capital Investments II, LP, Galen Partners III, L.P. and others (incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 10, 2005).

10.17	Second Amendment to Amended and Restated Voting Agreement dated as of January 24, 2008 between the Registrant and GCE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 28, 2008).

Exhibit Number	Exhibit Description
10.18	Third Amendment to Amended and Restated Voting Agreement dated as of October 1, 2012 between the Registrant, Care Capital Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners III, L.P., and others (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 3, 2012).

†10.19	Registrant’s 1995 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 33-98396).

†10.20	Registrant’s 1998 Stock Option Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed on May 12, 2009).

†10.21	Registrant’s 2005 Restricted Stock Unit Award Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on April 2, 2008).

†10.22	Registrant’s 2014 Restricted Stock Unit Award Plan, (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on March 12, 2014).

†10.23	Registrant’s 2008 Stock Option Plan, as amended on June 25, 2009 (incorporated by reference to Appendix B to our Proxy Statement filed on May 12, 2009).

†10.24	Employment Agreement dated as of March 10, 1998 between the Registrant and Peter Clemens (“Clemens”) (incorporated by reference to Exhibit 10.44 to the Form 10-K for the period ending December 31, 2007, filed on April 15, 1998).

†10.25	First Amendment to Employment Agreement made as of June 28, 2000 between the Registrant and Clemens (incorporated by reference to Exhibit 10.44A to the Registrant’s 2005 Form 10-K).

†10.26	Second Amendment to Executive Employment Agreement between Registrant and Clemens, dated as of January 5, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed January 31, 2005).

†10.27	Third Amendment to Executive Employment Agreement dated December 22, 2005 between Registrant and Clemens (incorporated by reference to Exhibit 10.3 to the December 2005 Form 8-K).

†10.28	Fourth Amendment to Executive Employment Agreement dated December 16, 2007 between Registrant and Clemens (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ending December 31, 2007, filed on March 5, 2008).

†10.29	Fifth Amendment to Executive Employment Agreement executed July 9, 2008 between Registrant and Clemens (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on July 10, 2008).

†10.30	Sixth Amendment to Executive Employment Agreement executed December 14, 2012 between the Registrant and Clemens (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 17, 2012).

Exhibit Number	Exhibit Description
†10.31	Seventh Amendment to Executive Employment Agreement executed December 12, 2013 between the Registrant and Clemens. (incorporated by reference to Exhibit 10.24 to the Form 10-K for the year ending December 31, 2013 filed on March 3, 2014).

†10.32	Employment Agreement dated as of March 18, 2008 between the Registrant and Robert B. Jones (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 24, 2008).

†10.33	Amendment to Executive Employment Agreement dated as of April 28, 2011 between the Registrant and Robert B. Jones (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed July 28, 2011).

†10.34	Second Amendment to Executive Employment Agreement between Registrant and Robert B. Jones executed December 14, 2012 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 17, 2012).

†10.35	Strategic Transaction Bonus Grant Agreement dated February 28, 2013 between the Registrant and Robert B. Jones (incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ending March 31, 2013, filed May 2, 2013).

†10.36	Strategic Transaction Bonus Grant Agreement dated February 28, 2013 between the Registrant and Peter A. Clemens (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed for the quarter ending March 31, 2013, filed May 2, 2013).

10.37	Stipulation of Settlement dated October 31, 2011 re: Class Action Litigation (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 4, 2011).

10.38	Form of Securities Purchase Agreement entered into between the Registrant and institutional investors on June 30, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed July 1, 2015).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Form 8-K filed on December 10, 2007).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007).

*23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit Number	Exhibit Description
*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Extension Calculation Linkbase
*101.LAB	XBRL Extension Label Linkbase
*101.PRE	XBRL Extension Presentation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Filed or furnished herewith.

† Management contract or compensatory plan or arrangement

