Form 10-Q
period 2016-06-30
ACURA PHARMACEUTICALS, INC
filed 2016-08-08
CIK 786947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20649

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

or

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

As of August 5, 2016 the registrant had 11,833,801 shares of common stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$3,265	$2,485
Marketable securities (Note 7)	3,516	10,837
Accounts receivable, net of allowances of $4 and $91	211	83
Accrued investment income	13	37
Inventories, net (Note 8)	182	276
Prepaid expenses and other current assets	491	417

Total current assets	7,678	14,135
Property, plant and equipment, net (Note 9)	1,009	1,013
Intangible asset, net of accumulated amortization of $465 and $362 (Note 4)	1,535	1,638
Other assets	-	175

Total assets	$10,222	$16,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$164	$110
Accrued expenses (Note 10)	804	564
Accrued interest	49	-
Other current liabilities	34	45
Sales returns liability	263	205
Debt - current (Note 11)	2,629	2,320

Total current liabilities	3,943	3,244
Debt – non-current portion, net of discount of $142 and $193, and debt issuance costs of $70 and $97 (Note 11)	4,165	5,430
Accrued interest – non-current portion	477	387

Total liabilities	8,585	9,061

Commitments and contingencies (Note 17)

Stockholders’ equity
Common stock - $.01 par value per share; 100,000 shares authorized, 11,834 and 11,801 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	118	118
Additional paid-in capital	375,475	375,157
Accumulated deficit	(373,982)	(367,310)
Accumulated other comprehensive income (loss)	26	(65)

Total stockholders’ equity	1,637	7,900

Total liabilities and stockholders’ equity	$10,222	$16,961

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited; in thousands except per share amounts)

	Three months Ended June 30,		Six months Ended June 30,
	2016	2015	2016	2015
Revenues:
License fee revenue	$-	$250	$-	$5,250
Collaboration revenue	133	-	233	-
Royalty revenue	30	-	47	-
Product sales, net	94	91	201	448
Total revenues, net	257	341	481	5,698

Cost and expenses:
Cost of sales (excluding inventory write-downs)	99	98	201	422
Inventory write-downs (Note 8)	26	47	26	307
Research and development	1,403	511	2,417	1,475
Selling, marketing, general and administrative	1,808	2,083	4,054	4,380
Total costs and expenses	3,336	2,739	6,698	6,584

Operating loss	(3,079)	(2,398)	(6,217)	(886)

Non-operating income (expense):
Investment income	21	36	48	71
Interest expense (Note 11)	(233)	(301)	(482)	(609)
Other income (expense)	3	-	(21)	-
Total other expense, net	(209)	(265)	(455)	(538)

Loss before provision for income taxes	(3,288)	(2,663)	(6,672)	(1,424)
Provision for income taxes	-	-	-	-
Net loss	$(3,288)	$(2,663)	$(6,672)	$(1,424)

Other comprehensive income (loss):
Unrealized gains (losses) on securities	21	(31)	91	-
Comprehensive loss	$(3,267)	$(2,694)	$(6,581)	$(1,424)

Loss per share of common stock:
Basic	$(0.28)	$(0.27)	$(0.56)	$(0.15)
Diluted	$(0.28)	$(0.27)	$(0.56)	$(0.15)
Weighted average common shares outstanding:
Basic	11,858	9,847	11,847	9,820
Diluted	11,858	9,847	11,847	9,820

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited; in thousands)

	Six months Ended June 30, 2016
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	$ Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2016	11,801	$118	$375,157	$(367,310)	$(65)	$7,900

Net loss	-	-	-	(6,672)	-	(6,672)
Other comprehensive income	-	-	-	-	91	91
Share-based compensation	-	-	300	-	-	300

Net distribution of common stock pursuant to restricted stock unit award plan	33	-	18	-	-	18

Balance at June 30, 2016	11,834	$118	$375,475	$(373,982)	$26	$1,637

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(6,672)	$(1,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67	59
Provision to reduce inventory to net realizable value	26	307
Provision for sales returns	58	195
Share-based compensation	300	311
Amortization of debt discount and deferred debt issue costs	78	97
Amortization of bond premium in marketable securities	29	76
Amortization of intangible asset	103	103
Loss on sales of marketable securities	21	-
Loss on disposal of property, plant and equipment	-	20
Changes in assets and liabilities:
Accounts receivable, net	(128)	(33)
Accrued investment income	24	13
Inventories	68	(220)
Prepaid expenses and other current assets	(74)	(152)
Other current deferred assets	-	215
Other assets	175	(175)
Accounts payable	54	44
Accrued expenses	240	295
Deferred revenue	-	(353)
Accrued interest – current and long term	139	96
Other current liabilities	7	23
Net cash used in operating activities	(5,485)	(503)
Cash Flows from Investing Activities:
Proceeds from sale and maturities of marketable securities	7,362	1,595
Proceeds from disposals of property, plant and equipment	-	14
Additions to property, plant and equipment	(63)	(257)
Net cash provided by investing activities	7,299	1,352
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	-	1
Proceeds from ATM offering	-	225
ATM offering transaction costs	-	(8)
Principal payments on debt	(1,034)	(573)
Net cash used in financing activities	(1,034)	(355)
Net increase in cash and cash equivalents	780	494
Cash and cash equivalents at beginning of year	2,485	774
Cash and cash equivalents at end of period	$3,265	$1,268

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$265	$414

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

Six months Ended June 30, 2016

There are no supplemental disclosure activities.

Six months Ended June 30, 2015

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

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

NOTE 1 - DESCRIPTION OF BUSINESS

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “We”, “Us” or “Our”) is a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Aversion® and Limitx™ Technologies are intended to address methods of abuse associated with opioid analgesics while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine into methamphetamine.

•	Oxaydo® Tablets (oxycodone HCl, CII), which utilizes the Aversion Technology, is the first and only approved immediate-release oxycodone product in the United States with abuse deterrent labeling. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo®. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. Egalet launched Oxaydo in the United States late in the third quarter of 2015.
•	Nexafed® Tablets (30mg pseudoephedrine) and Nexafed® Sinus Pressure + Pain Tablets (30/325mg pseudoephedrine and acetaminophen), utilizing the Impede Technology, were launched by us into the United States market in December 2012 and February 2015, respectively. We have multiple pseudoephedrine products in development utilizing our Impede Technology. On June 15, 2015, we and Bayer Healthcare LLC entered into a License and Development Agreement pursuant to which we granted Bayer an exclusive worldwide license to our Impede Technology for use in an undisclosed methamphetamine resistant pseudoephedrine – containing product and providing for the joint development of such product using our Impede Technology for the U.S. market.
•	Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested. We have completed our first clinical study, Study AP-LTX-400, of our lead Limitx immediate release oral abuse deterrent drug candidate using the opioid hydromorphone HCI (LTX-04). Study AP-LTX-400, or Study 400, was a two cohort, open label, crossover design pharmacokinetic study in healthy adult subjects. The FDA has designated the development program for LTX-04 as Fast Track, which is designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. On April 13, 2016 and June 8, 2016, we announced that topline interim results from cohorts 1 and 2, respectively, of Study 400 for one test formulation of LTX-04 successfully demonstrated the release of the active opioid ingredient was reduced when three or more tablets were ingested, but that additional formulation development will be required for LTX-04 to deliver a sufficient amount of the active ingredient when one or two tablets are administered. We are also developing an immediate-release hydrocodone bitartrate with acetaminophen product utilizing our Limitx Technology.

Amounts presented have been rounded to the nearest thousand, where indicated, except share and per share data. The equity amounts and all share and per share data of the Company have been retroactively adjusted to reflect a one-for-five reverse stock split effected by us on August 28, 2015.

NOTE 2 - LIQUIDITY MATTERS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2016, we had unrestricted cash, cash equivalents and marketable securities (after deduction of a $2.5 million compensating balance requirement under our term loan with Oxford) of $4.3 million, unrestricted working capital of $1.2 million, and an accumulated deficit of $374.0 million. We had a loss from operations of $6.2 million and a net loss of $6.7 million for the six months ended June 30, 2016.

We estimate that our current unrestricted cash, cash equivalent and marketable securities will be sufficient to fund the development of our products utilizing our Limitx and Impede Technologies, the commercialization of our Nexafed products and our related operating expenses through November 2016 while maintaining compliance with the $2.5 million compensating balance requirement under our term loan with Oxford Finance LLC. At August 5, 2016, we had unrestricted cash, cash equivalents and marketable securities (after deduction of the $2.5 million compensating balance requirement under our term loan with Oxford) of $3.4 million. To fund further operations and product development activities, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

NOTE 3 - ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers

In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

In addition, in March 2016, the FASB issued ASU Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. In addition, ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the impact of these ASUs on its results of operations, cash flows or financial condition.

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

NOTE 4 - LICENSE, DEVELOPMENT, AND COMMERCIALIZATION AGREEMENTS

Egalet Agreement

On January 7, 2015, we and Egalet entered into a Collaboration and License Agreement (the “Egalet Agreement”) to commercialize Aversion Oxycodone (formerly known as Oxecta®) under our tradename Oxaydo. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Egalet Agreement, we transferred the approved New Drug Application, or NDA, for Oxaydo to Egalet and Egalet is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide (the “Territory”) in all strengths, subject to our right to co-promote Oxaydo in the United States. Eaglet launched Oxaydo in the United States late in the third quarter of 2015.

In accordance with the Egalet Agreement, we and Egalet have formed a joint steering committee to coordinate commercialization strategies and the development of product line extensions. Egalet will pay a significant portion of the expenses and we will pay for the remaining costs relating to (i) annual NDA PDUFA product fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States and Egalet will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Egalet is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Egalet will have final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Egalet may develop Oxaydo for other countries and in additional strengths, in its discretion.

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

Terminated Pfizer Agreement

In 2007, we entered into License, Development and Commercialization Agreement for Oxaydo (named Oxecta® under a Pfizer trademark) and other Aversion opioid development products with King Pharmaceuticals Research and Development, Inc., which became a subsidiary of Pfizer in 2011 (the “Pfizer Agreement”). In April 2014, we entered into a letter agreement with Pfizer providing for the termination of the Pfizer Agreement and the return to us of Oxaydo and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our consolidated financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Oxaydo. During each of the six month periods ending June 30, 2016 and 2015, we recognized amortization expense on this intangible asset of $103 thousand. At June 30, 2016 the unamortized portion of the intangible asset was $1.5 million. We also purchased from Pfizer in April 2014 selected raw and packaging material inventories relating to Oxaydo for $260 thousand. During the six months ended 2015, we recorded a $260 thousand inventory obsolescence expense on these inventories.

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

Collaboration Revenue

Collaboration revenue is derived from reimbursement of development expenses, such as under the Bayer Agreement, and are recognized when costs are incurred pursuant to the agreement.  The ongoing research and development services being provided under the collaboration are priced at fair value based upon the reimbursement of labor and expenses incurred pursuant to the collaboration agreements. During the three and six month periods ended June 30, 2016, we recognized collaboration revenue of $133 thousand and $233 thousand, respectively. We did not recognize any collaboration revenue during the same periods in 2015.

Royalty Revenue

In connection with our Collaboration and License Agreement with Egalet to commercialize Oxaydo tablets we will receive a stepped royalty at percentage rates ranging from mid-single digits to double-digits based on Oxaydo net sales during each calendar year over the term of the agreement (excluding net sales resulting from any co-promotion efforts by us). We recognize royalty revenue each calendar quarter based on net sales reported to us by Egalet in accordance with the agreement. Egalet’s first commercial sale of Oxaydo occurred in October 2015. We recognized royalty revenue of $30 thousand and $47 thousand on Oxaydo net sales during the three and six month periods, respectively, ended June 30, 2016. We did not recognize any royalty revenue during the same periods in 2015. (see Note 4).

Product Sales

Nexafed was launched in mid-December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. We sell our Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Our Nexafed products are sold subject to the right of return usually for a period of up to twelve months after the product expiration. The Nexafed products currently have a shelf life of twenty-four months from the date of manufacture. Given the limited sales history of our Nexafed products, we could not reliably estimate expected returns of the product at the time of shipment to certain customers. During the first quarter of 2015, we determined we had obtained sufficient sales returns history to reasonably estimate future product returns from those customers. We recorded a one-time adjustment in the first quarter of 2015 to recognize revenue that had previously been deferred, resulting in additional net revenues of $314 thousand after recording a liability for sales returns of $120 thousand, and additional cost of sales of $255 thousand. We currently recognize revenue from our Nexafed product line when the price is fixed and determinable at the date of sale, title and risk of ownership have been transferred to the customer. At June 30, 2016 and December 31, 2015, we had a $263 thousand and $205 thousand sales returns liability, respectively, which is reviewed against sales returns activity each calendar quarter for adjustment.

Shipping and Handling Costs

We record shipping and handling costs in selling expenses. The amounts recorded to selling expenses from the shipments of the Nexafed product line during each of the six month periods ended June 30, 2016 and 2015 were not material.

NOTE 6 - RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) expenses may include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities. Internal R&D activity expenses may include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses may include preclinical laboratory experiments and clinical trial studies. Other activity expenses may include regulatory services and consulting including our cost sharing expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States under the Egalet Agreement and our cost sharing expenses of the FDA required post-marketing study for Oxaydo under the Egalet Agreement, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

During December 2015, we entered into a $200 thousand cancelable arrangement for contract manufacturing services on a project to integrate Impede 2.0 Technology into our commercially available Nexafed 30mg tablet while moving supply to an alternate contract manufacturer. Approximately $65 thousand and $200 thousand of services remained to be performed under this agreement at June 30, 2016 and December 31, 2015, respectively. No service costs were prepaid under this agreement at either June 30, 2016 or December 31, 2015.

NOTE 7 - INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)	(in millions)
Marketable securities:
Corporate bonds - maturing within 1 year	$1.3	$3.1
Corporate bonds - maturing after 1 year and less than two years	-	0.4
Exchange-traded funds	2.2	7.3
Total marketable securities	$3.5	$10.8

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

The following tables provide a summary of the fair value and unrealized gains (losses) related to the Company’s available-for-sale securities:

	June 30, 2016
	(in millions)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$1.3	$-	$-	$1.3
Exchange-traded funds	2.2	-	-	2.2
Total - Current	$3.5	$-	$-	$3.5

	December 31, 2015
	(in millions)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate bonds	$3.6	$-	$(0.1)	$3.5
Exchange-traded funds	7.3	-	-	7.3
Total - Current	$10.9	$-	$(0.1)	$10.8

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

Our assets measured at fair value or disclosed at fair value on a recurring basis as at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016
	(in millions)
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	$1.3	$-	$1.3	$-
Exchange-traded funds	2.2	2.2	-	-
Total	$3.5	$2.2	$1.3	$-

	December 31, 2015
	(in millions)
	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds	$3.5	$-	$3.5	$-
Exchange-traded funds	7.3	7.3	-	-
Total	$10.8	$7.3	$3.5	$-

Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) at June 30, 2016 consisted of unrealized gains on securities of $26 thousand. Accumulated other comprehensive income (loss) at December 31, 2015 consisted of unrealized losses on securities of $65 thousand.

NOTE 8 - INVENTORIES

Inventories consist of raw materials and finished goods on our Nexafed product at June 30, 2016. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. Our purchases of ingredients and other materials required in our development and clinical trial activities are expensed as incurred.

Inventories are summarized as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Raw and packaging materials	$98	$-
Finished goods	116	346
Total	214	346
Less: reserve for finished goods	(32)	(70)
Net inventory	$182	$276

Inventory reserve activity during the six months ended June 30, 2016 and 2015 was as follows:

	2016	2015
	(in thousands)
Reserve balance at January 1,	$70	$-
Reserve expense – raw and packaging materials	-	260
Reserve expense – finished goods	26	47
	96	307
Inventory destruction – raw and packaging materials	-	(260)
Inventory destruction - finished goods	(64)	-
Reserve balance at June 30,	$32	$47

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost of $2,817 thousand and $2,754 thousand, less accumulated depreciation of $1,808 thousand and $1,741 thousand at June 30, 2016 and December 31, 2015, respectively. We have no leasehold improvements. Betterments are capitalized and maintenance and repairs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation are removed from the respective accounts.

Our depreciation expense was $68 thousand and $59 thousand for the six month periods ended June 30, 2016 and 2015, respectively. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives of the major classification of depreciable assets are:

Building and improvements	10 - 40 years
Land and improvements	20 - 40 years
Machinery and equipment	7 - 10 years
Scientific equipment	5 - 10 years
Computer hardware and software	3 - 10 years

NOTE 10 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Payroll, payroll taxes, and benefits	$132	$101
Professional services	149	171
Franchise taxes	6	6
Property taxes	15	15
Marketing and promotion	40	115
Clinical, non-clinical and regulatory services	121	92
Cost sharing expenses	278	-
Other fees and services	63	64
Total	$804	$564

NOTE 11 - DEBT

On December 27, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford” or the “Lender”), for a term loan to the Company in the principal amount of $10.0 million (the “Term Loan”). The full principal amount of the Term Loan was funded on December 27, 2013. We are using the proceeds of the Loan Agreement for general working capital and to fund our business requirements. The Term Loan accrues interest at a fixed rate of 8.35% per annum (with a default rate of 13.35% per annum). The Company was required to make monthly interest−only payments until April 1, 2015 (“Amortization Date”) and on the Amortization Date, the Company began to make payments of principal and accrued interest in equal monthly installments of $260 thousand sufficient to amortize the Term Loan through the maturity date of December 1, 2018. All unpaid principal and accrued and unpaid interest with respect to the Term Loan is due and payable in full on December 1, 2018. As of June 30, 2016, we have made $3.0 million in principal payments on the Term Loan and the balance of term Loan is $7.0 million. As security for its obligations under the Loan Agreement, the Company granted Lender a security interest in substantially all of its existing and after−acquired assets, exclusive of its intellectual property assets. Pursuant to the Loan Agreement, the Company is not allowed to pledge its intellectual property assets to others. Upon the execution of the Loan Agreement, we issued to the Lender warrants to purchase an aggregate of up to 60 thousand shares of our common stock at an exercise price equal to $7.98 per share (after adjustment for our one-for-five reverse stock split) (the “Warrants”). We recorded $400 thousand as debt discount associated with the fair value of the Warrants and are amortizing it to interest expense over the term of the loan using the loan’s effective interest rate. The Warrants are immediately exercisable for cash or by net exercise and will expire December 27, 2020. The fair value of the warrants was determined using the Black-Scholes option-pricing model. Significant assumptions used in the Black-Scholes model were:

Expected dividend yield	0.0%
Risk-free interest rate	2.4%
Expected volatility	92%
Expected term (years)	7

On January 7, 2015, we and Oxford entered into an amendment to the Loan Agreement. Pursuant to the amendment, (i) the exercise price of the Warrants was lowered from $7.98 to $2.52 per share (the average closing price of our common stock on Nasdaq for the 10 trading days preceding the date of the amendment and after giving effect to our one-for-five reverse stock split) and we recorded additional debt discount of $33 thousand representing the fair value of the warrant modification, (ii) we agreed to a compensating balance requirement under which we are required to maintain $2.5 million cash reserves until such time as we have repaid $5.0 million in principal of the Term Loan, and (iii) the Lender consented to the terms of our Collaboration and License Agreement with Egalet relating to our Oxaydo product.

The Company may voluntarily prepay the Term Loan in full, but not in part, and any prepayment is subject to a prepayment premium equal to 1% of the principal prepaid. In addition, at the maturity, termination or upon voluntary or mandatory prepayment of the Term Loan the Company must pay the Lender an additional one-time interest payment of $795 thousand. We are accruing additional monthly interest expense over the term of the loan for this additional one-time interest payment using the loan’s effective cash interest rate. As of June 30, 2016, we have accrued and accumulated $477 thousand of additional interest.

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

Our debt is summarized below (in thousands):

Long-term Debt	Current	Long-term	Total
Balance at Dec 31, 2015	$2,320	$5,720	$8,040
Principal payments	(1,034)	-	(1,034)
Classification	1,343	(1,343)	-
Balance at June 30, 2016	$2,629	$4,377	$7,006

Debt Discount	Current	Long-term	Total
Balance at Dec 31, 2015	$-	$(193)	$(193)
Modification of warrants	-	-	-
Amortization expense	-	51	51
Balance at June 30, 2016	$-	$(142)	$(142)

Deferred Debt Issuance Costs	Current	Long-term	Total
Balance at Dec 31, 2015	$-	$(97)	$(97)
Amortization expense	-	27	27
Balance at June 30, 2016	$-	$(70)	$(70)

Long-term Debt, net at June 30, 2016	$2,629	$4,165	$6,794

Our interest expense for the three and six months ended June 30, 2016 and 2015 consisted of the following (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2016	2015	2016	2015
Interest expense:
Term loan	$195	$251	$404	$512
Debt discount	25	33	51	63
Debt issue costs	13	17	27	34
Total interest expense	$233	$301	$482	$609

The annual principal payments of the debt at June 30, 2016 are as follows:

Annual Principal Payments
Calendar Year	(in thousands)
2016	$1,287
2017	2,741
2018	2,978
Total	$7,006

NOTE 12 - EQUITY FINANCING

Our universal shelf registration statement on Form S-3 (File No. 333-210039) was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2016. We may file with the SEC a prospectus supplement to our S-3 registration statement to sell common stock or other equity or debt securities, from time to time, in “registered direct” offerings, “at the market” offerings and certain other transactions. We expect that the net proceeds from such transactions, if any are completed, will be used for general corporate purposes, including working capital, research, development and marketing expenses, clinical trial expenditures and capital expenditures.

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

Our warrant activity during the six month periods ended June 30, 2016 and 2015 is shown below (in thousands except price data):

	June 30,
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

Our share-based compensation expense recognized in the Company’s results of operations from all types of issued instruments comprised the following (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2016	2015	2016	2015
Research and development expense:
Stock options	$43	$39	$85	$78
Restricted stock units	-	-	-	-
Subtotal	$43	$39	$85	$78

General and administrative expense:
Stock options	$77	$88	$155	$186
Restricted stock units	30	24	60	47
Subtotal	$107	$112	$215	$233

Total	$150	$151	$300	$311

Stock Option Award Plans

We have two stock option plans in effect, and one stock option plan has expired by its terms, but pursuant to which stock options have been granted and remain outstanding. Our stock option award activity during the six month periods ended June 30, 2016 and 2015 is shown below:

	Six months Ended June 30,
	2016		2015
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, beginning	1,198	$15.67	911	$20.70
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	(15)	26.25
Outstanding, ending	1,198	$15.67	896	$20.65
Options exercisable	938	$19.43	744	$24.10

There was no intrinsic value of option awards which were vested and outstanding at June 30, 2016. The intrinsic value of the option awards which were vested and outstanding at December 31, 2015 was $6 thousand. The total remaining unrecognized compensation cost on unvested option awards outstanding at June 30, 2016 was $471 thousand, and is expected to be recognized in operating expense over the 17 months remaining in the requisite service periods.

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

A summary of the grants under the RSU Plans consisted of the following:

	Six months Ended June 30,
	2016		2015
	(in thousands)
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, beginning	45	45	30	30
Granted	88	-	41	-
Distributed	(42)	(42)	(26)	(26)
Vested	-	44	-	20
Forfeited or expired	-	-	-	-
Outstanding, ending	91	47	45	24

Our 2014 RSU Plan was approved by shareholders on May 1, 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of June 30, 2016, 242 thousand shares are available for award under the 2014 RSU Plan.

Information about the RSU grants under the 2014 RSU Plan is as follows:

•	On January 2, 2015, we awarded approximately 10.3 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2015. The RSU awards subject to cash settlement are subject to marked-to market accounting and the liability recorded in the Company’s balance sheet was $45 thousand at December 31, 2015. Distributions of stock under the January 2, 2015 award could not be deferred until a later date and the stock under such awards was distributed on January 4, 2016.
•	On January 4, 2016, we awarded approximately 22.0 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2016. The RSU awards subject to cash settlement are subject to marked-to market accounting and the liability recorded in the Company’s balance sheet was $34 thousand at June 30, 2016. Distributions of stock under the January 4, 2016 award are generally distributed on the first business day of the year after vesting, but such distribution can be deferred until a later date at the election of the non-employee director.

Information about the distribution of shares under the 2014 RSU Plan is as follows:

•	On January 2, 2015, 25.8 thousand RSUs from the May 1, 2014 award were distributed and 3.6 thousand RSUs were deferred until a future distribution date. Of the 25.8 thousand RSUs distributed, 19.8 thousand RSUs were distributed in common stock and 6 thousand RSUs were settled in cash.
•	On January 4, 2016, 41.2 thousand RSUs from the January 2, 2015 award were distributed and 1.2 thousand RSUs from the May 1, 2014 award were distributed. Approximately 2.4 thousand RSUs from the May 1, 2014 award are being deferred until a future distribution date. Of the 42.4 thousand RSUs distributed, 32.8 thousand RSUs were distributed in common stock and 9.6 thousand RSUs were settled for $23.8 thousand.

NOTE 15 - INCOME TAXES

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both June 30, 2016 and December 31, 2015, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss (“NOL”) carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized. We have approximately $52.8 million federal income tax benefits at December 31, 2015 derived from $155.2 million Federal NOLs at the U.S. statutory tax rate of 34% and $2.0 million state NOLs, available to offset future taxable income, some of which already have limitations for future use as prescribed under IRC Section 382. Our Federal and state NOLs will expire in varying amounts between 2016 and 2035 if not used, and those expirations will cause fluctuations in our valuation allowances. As of December 31, 2015, we had federal research and development tax credits of approximately $1.2 million, which expire in the years 2024 through 2034. We also had approximately $0.2 million of Indiana state research and development tax credits, which expire in the years 2016 and 2017.

NOTE 16 - EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested Restricted Stock Units (“RSUs”) (see Note 14). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2016 and 2015 as the Company reported a net loss for both the six month and three month periods ending June 30 and including the effects of 1.3 million and 1.0 million common stock equivalents from those periods in the diluted EPS calculations would have been antidilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following:

	Three months Ended June 30,		Six months Ended June 30,
	2016	2015	2016	2015
EPS – basic and diluted
Numerator: net loss	$(3,288)	$(2,663)	$(6,672)	$(1,424)
Denominator (weighted):
Common shares	11,834	9,833	11,833	9,811
Vested RSUs	24	14	14	9
Basic and diluted weighted average shares outstanding	11,858	9,847	11,847	9,820
EPS – basic and diluted	$(0.28)	$(0.27)	$(0.56)	$(0.15)

Excluded securities (non-weighted):
Common shares issuable:
Stock options	1,198	896	1,198	896
Nonvested RSUs	44	21	44	21
Common stock warrants	60	60	60	60
Total excluded common shares	1,302	977	1,302	977

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Purdue Pharma Complaints

In April 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against us and our Oxaydo product licensee Egalet US, Inc. and its parent Egalet Corporation in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s U.S. Patent No. 8,389,007 (the “ 007 patent”). In April 2016, Purdue commenced a second patent infringement lawsuit against us and Egalet in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s newly issued U.S. Patent No. 9,308,171 (the “171 Patent”). The actions regarding the 007 Patent and the 171 Patent are collectively referred to as the “Actions”. On April 6, 2016, we filed a petition for Inter Partes Review (the “IPR Review”) with the U.S. Patent and Trademark Office (“USPTO”) seeking to invalidate Purdue’s 007 Patent.

On May 20, 2016, Purdue on behalf of themselves and certain affiliates, Egalet Corporation, on behalf of itself and its affiliates and we, on behalf of ourselves and our affiliates entered into a settlement agreement (the “Settlement Agreement”) to settle the Actions and the IPR Review. Under the Settlement Agreement the parties dismissed or withdrew the Actions, requested that the USPTO terminate the IPR Review and exchanged mutual releases. No payments were made under the Settlement Agreement.

The Settlement Agreement also provides that Purdue will not, in the future, assert certain Purdue U.S. patents, including the 007 Patent, the 171 Patent and related technologies (the “Purdue Patents”) against any Acura Settlement Product or Egalet Settlement Product (except generally in an action or interference by Acura or Egalet challenging a Purdue Patent). Acura Settlement Products and Egalet Settlement Products are certain immediate-release and extended-release products, including Oxaydo. In addition, the Settlement Agreement provides that Purdue will not challenge, with certain exceptions, the Acura/Egalet Patents with respect to the Purdue Settlement Products (as defined below) and that Purdue provides Acura and/or Egalet certain waivers of non-patent marketing exclusivity with respect to Purdue Settlement Products.

The Settlement Agreement also provides that Acura and Egalet will not, in the future, assert certain Acura and/or Egalet U.S. patents (the “Acura/Egalet Patents”), including Acura’s Aversion® Technology patents, against any Purdue Settlement Products (except generally in an action or interference by Purdue challenging an Acura/Egalet Patent). Purdue Settlement Products are certain immediate-release and extended-release products. In addition, the Settlement Agreement provides that Acura and Egalet will not challenge, with certain exceptions, the Purdue Patents with respect to the Acura Settlement Products and Egalet Settlement Products and that Acura and Egalet provide Purdue certain waivers of non-patent marketing exclusivity with respect to the Acura Settlement Products and Egalet Settlement Products. In addition, Purdue has certain rights to negotiate to exclusively distribute an authorized generic version of certain Egalet Settlement Products, including, in some circumstances, Oxaydo® and other products using Acura’s Aversion® Technology if licensed to Egalet.

The Settlement Agreement specifically excludes our patents related to our Impede® and Limitx™ technologies from the scope of the Acura/Egalet Patents under the Settlement Agreement.

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

In California, the trial court entered a May 25, 2012 Order denying Generic Defendants’ dispositive preemption motions. The Generic Defendants’ appeals from this order were denied by the California appellate courts. In May 2014, the California Court denied a subsequent demurrer and motion to strike seeking dismissal of plaintiffs’ manufacturing defect and defective product claims to the extent that they are barred by federal preemption based upon the June 2013 Bartlett decision.  Thus far, Acura and most Generic Defendants have not been required to file answers or other responsive pleadings in each individual case in which they are named defendants. On May 24, 2016, the Court entered an Order approving a stipulation which stays the individual cases against Acura and provides for an agreed upon dismissal protocol for all cases where is a lack of product identification. To date, none of these plaintiffs have confirmed they ingested any of the generic metoclopramide manufactured by Acura.  Therefore, we expect that the lawsuits filed by most, if not all, plaintiffs will be dismissed voluntarily. Action will be taken in an effort to dismiss Acura from these cases, although there can be no assurance in this regard. Legal fees related to this matter are currently covered by our insurance carrier.

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of June 30, 2016 and we are presently unable to determine if any potential loss would be covered by our insurance carrier.

Egalet Agreement

On January 7, 2015, we and Egalet entered into a Collaboration and License Agreement (the “Egalet Agreement”) to commercialize Aversion Oxycodone (formerly known as Oxecta®) under our tradename Oxaydo. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Egalet Agreement, we transferred the approved New Drug Application, or NDA, for Oxaydo to Egalet and Egalet is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide (the “Territory”) in all strengths, subject to our right to co-promote Oxaydo in the United States. Eaglet launched Oxaydo in the United States late in the third quarter of 2015.

In accordance with the Egalet Agreement, we and Egalet have formed a joint steering committee to coordinate commercialization strategies and the development of product line extensions. Egalet will pay a significant portion of the expenses and we will pay for the other remaining portion of costs relating to (i) annual NDA PDUFA product fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States and Egalet will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Egalet is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Egalet will have final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Egalet may develop Oxaydo for other countries and in additional strengths, in its discretion. At June 30, 2016, we have accrued approximately $100 thousand of cost sharing expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States under the Egalet Agreement and approximately $200 thousand of cost sharing expenses of the FDA required post-marketing study for Oxaydo under the Egalet Agreement.

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

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to:

•	our ability to fund or obtain funding for our continuing operations, including the development of our products utilizing our Limitx™ and Impede® technologies;
•	the expected results of clinical studies relating to LTX-04, the date by which such study results will be available and whether LTX-04 will ultimately receive FDA approval;
•	whether Limitx will retard the release of opioid active ingredients as dose levels increase;
•	whether we will be able to reformulate LTX-04 to provide an efficacious level of drug when one or two tablets are taken;
•	whether we will be able to reformulate LTX-04 to improve its abuse deterrent performance;
•	whether the extent to which products formulated with the Limitx Technology deter abuse will be determined sufficient by the FDA to support approval or labeling describing abuse deterrent features;
•	whether our Limitx Technology can be expanded into extended-release formulations;
•	our and our licensee’s ability to successfully launch and commercialize our products and technologies, including Oxaydo® Tablets and our Nexafed® products;
•	the pricing and price discounting that may be offered by Egalet for Oxaydo;
•	whether we can successfully develop a product under our agreement with Bayer;
•	the results of our development of our Limitx Technology;
•	our and our licensee’s ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;
•	the market acceptance of, timing of commercial launch and competitive environment for any of our products;
•	the willingness of pharmacies to stock our Nexafed products;
•	expectations regarding potential market share for our products;
•	our ability to develop and enter into additional license agreements for our product candidates using our technologies;
•	our exposure to product liability and other lawsuits in connection with the commercialization of our products;
•	the increasing cost of insurance and the availability of product liability insurance coverage;
•	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;
•	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;

•	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet over-the-counter (“OTC”) Monograph standards, as applicable;
•	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;
•	changes in regulatory requirements;
•	adverse safety findings relating to our commercialized products or product candidates in development;
•	whether the FDA will agree with our analysis of our clinical and laboratory studies;
•	whether further studies of our product candidates will be required to support FDA approval;
•	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and will be able to promote the features of our abuse discouraging technologies; and
•	whether Oxaydo or our Aversion® and Limitx product candidates will ultimately deter abuse in commercial settings and whether our Nexafed products and Impede Technology product candidates will disrupt the processing of pseudoephedrine into methamphetamine.

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

Company Overview

We are a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Aversion® and Limitx™ Technologies are intended to address methods of abuse associated with opioid analgesics while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine into methamphetamine. Oxaydo Tablets (oxycodone HCl, CII), which utilizes the Aversion Technology, is the first and only approved immediate-release oxycodone product in the United States with abuse deterrent labeling. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. Egalet launched Oxaydo in the United States late in the third quarter of 2015. We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have multiple pseudoephedrine products in development utilizing our Impede Technology. On June 15, 2015, we and Bayer Healthcare LLC (“Bayer”) entered into a License and Development Agreement (the “Bayer Agreement”) pursuant to which we granted Bayer an exclusive worldwide license to our Impede Technology for use in an undisclosed methamphetamine resistant pseudoephedrine – containing product and providing for the joint development of such product using our Impede Technology for the U.S. market. Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested. We have completed our first clinical study, Study AP-LTX-400, of our lead Limitx immediate release oral abuse deterrent drug candidate using the opioid hydromorphone HCI (LTX-04). Study AP-LTX-400, or Study 400, was a two cohort, open label, crossover design pharmacokinetic study in healthy adult subjects. The FDA has designated the LTX-04 development program as Fast Track, which is designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. On April 13, 2016 and June 8, 2016 we announced that topline interim results from cohorts 1 and 2, respectively, of Study 400 for one test formulation of LTX-04 successfully demonstrated the release of the active opioid ingredient was reduced when three or more tablets were ingested, but that additional formulation development will be required for LTX-04 to deliver a sufficient amount of the active ingredient when one or two tablets are administered. We are also developing an immediate-release hydrocodone bitartrate with acetaminophen product utilizing our Limitx Technology.

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

Abuse of Prescription Opioid Products and Development of Abuse Deterrent Formulations

Prescription opioids drugs, such as morphine and oxycodone, have a long history of use for the management of pain. Because they are highly effective, they are one of the largest prescribed drug categories in the U.S. However, a side effect of high doses of opioids is euphoria, or “a high”. For these reasons, opioids are the most misused or abused prescription drugs in the U.S. Opioids are offered in a variety of dosages including immediate-release tablets (or capsules), extended-release tablets (or capsules), patches and other formats. Abusers will often manipulate or tamper with the formulations to achieve their high, including:

•	Oral Excessive Tablet Abuse (ETA). Generally recognized as the most prevalent route of administration by abusers, the abuser simply orally ingests more tablets (or capsules) than is recommended for pain relief.

•	Oral Manipulated Tablet Abuse (MTA). Extended-release tablets or patches are sometimes crushed, chewed or otherwise physically or chemically manipulated to defeat the extended-release mechanism and provide an immediate-release of the opioid for oral ingestion.

•	Nasal snorting. Crushed tablets are insufflated for absorption of the drug through the nasal tissues.

•	Injection. The opioid is physically or chemically removed from the dosage and injected into the vein using a syringe.

•	Poly-pharmacy. Opioids are sometimes used in conjunction with alcohol or other drugs to accentuate the high.

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

Limitx™ Technology

Limitx Technology is intended to address a oral ETA or accidental consumption of multiple tablets and provide a margin of safety during accidental over-ingestion of tablets. Limitx is also expected to exhibit barriers to abuse by snorting and injection

The FDA’s 2015 Guidance singles out immediate-release combination products with acetaminophen as being predominately abused by the oral route and that reducing nasal snorting of these products may not be meaningful. The initial Limitx formulation (LTX-04) utilizes hydromorphone as its sole active ingredient. We have initiated formulation development of a hydrocodone/APAP product candidate utilizing our Limitx Technology (LTX-03). In August 2015, the United States Patent and Trademark Office (“USPTO”) issued to us patent 9,101,636 covering, among other things, our Limitx Technology.

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

The LTX-04 development program is also designated as Fast Track by the FDA for its potential to address an unmet medical need.

Limitx Technology Products in Development

We have the following products in development utilizing our Limitx Technology:

Limitx Technology Product	Status

Immediate-release hydromorphone HCI (LTX-04)	Phase I exploratory pharmacokinetic study completed

Immediate-release hydrocodone bitartrate with acetaminophen (LTX-03)	Formulation development in process

Immediate-release oxycodone HCl (LTX-01) & (LTX-02)	Formulation development in process

The initial LTX-04 clinical study, Study AP-LTX-400, or Study 400, was a two cohort, open label, crossover design pharmacokinetic study in healthy adult subjects. Study 400 measured the rate and extent of absorption of the active drug ingredient into the bloodstream with the maximum concentration, or Cmax, typically associated with an increase in drug abuse. Cohort 1 enrolled 30 subjects who were randomized into three subgroups of 10 taking either 1, 2 or 3 tablets. Each subgroup subject orally swallowed the planned number of tablets in a randomized manner taking single doses of two different test formulations of LTX-04 (designated as LTX-04P and LTX-04S and distinguished by their respective acid neutralizing capacity) and Purdue Pharma’s marketed drug Dilaudid® as a comparator. The 1, 2 and 3 tablets subgroups in Cohort 1 completed 8, 10 and 8 subjects, respectively.

Cohort 2 enrolled 30 subjects who were randomized into three subgroups of 10 taking either 4, 6 or 8 tablets. Each subgroup subject orally swallowed the planned number of tablets in a randomized manner taking single doses of LTX-04P and the marketed drug Dilaudid as a comparator. The 4, 6 and 8 tablets subgroups in Cohort 2 completed 8, 9 and 8 subjects, respectively.

All tablets contained 2mg of hydromorphone hydrochloride. All subjects received doses of naltrexone and there was a one week washout between doses. Blood samples were taken at pre-designated time-points after dosing and were subsequently analyzed for the concentration of hydromorphone contained in the sample. All subjects in Cohort 1 had continuous pH (a measure of acid concentration) monitoring of their gastric fluid. The objective of Cohort 1 was to determine if adequate active drug entered the blood stream when one or two Limitx tablets were swallowed and to begin assessing the ability of the Limitx Technology to start retarding the release of active ingredients when three tablets are ingested. The objective of Cohort 2 was to further explore the extent the release of the hydromorphone active ingredient from LTX-04P tablets is retarded as the dose level increases to abusive levels. A safety assessment of Limitx Hydromorphone will be made from both study cohorts.

The topline interim results from Study 400 test formulation LTX-04P, successfully demonstrated the release of the active opioid ingredient was reduced when three or more intact tablets were ingested, but that additional formulation development will be required for LTX-04P to deliver a sufficient amount of the active ingredient to patients when one or two tablets are administered. Specifically, the topline interim results of Study 400 demonstrated:

•	Subjects in Study 400 had an average 22% reduction in relative Cmax when 3 or more tablets were ingested as shown in the table below.

Study 400 – Mean Ratio of Cmax (ng/mL) by Dosing Group Compared to the 1 Tablet Group for the Same Formulation
	Dosing in mg		DILAUDID		LTX-04P		Change
2 Tablet Group	2	x	1.9	x	2.2	x	15%
3 Tablet Group	3	x	4.8	x	3.8	x	-22%
4 Tablet Group	4	x	6.4	x	4.8	x	-25%
6 Tablet Group	6	x	6.2	x	5.2	x	-15%
8 Tablet Group	8	x	8.4	x	6.8	x	-18%
Average 3-8							-22%

•	All Subjects in cohort 2 had extent of drug absorption (measured by AUC) for LTX-04P comparable to Dilaudid when the same number of tablets were ingested. Likewise, the time to maximum plasma concentration, or Tmax, was comparable at all doses to Dilaudid.

•	Subjects taking one or two tablets of both LTX-04 test formulations had comparable extent of drug absorption (measured by AUC) as the same number of tablets of Dilaudid. However, these tablets delivered approximately 50% less peak plasma concentration (Cmax) than Dilaudid. As such, the LTX-04 test formulations were considered to not have achieved equivalent blood levels of drug and will require further development. All study drugs were generally well tolerated and no serious adverse events were observed.

Further analysis of the 3, 4, 6 and 8 tablet subgroups in Study 400 identified a subpopulation of patients in which LTX-04P appeared to demonstrate enhanced reduction in drug absorption as compared to Dilaudid. This subpopulation is characterized by their propensity to absorb the opioid in Dilaudid quickly, reaching maximum drug concentration in the blood in 30 minutes or less, while, on average, having maximum blood levels of drug 1.8 times that of the slower drug absorbing subjects. This subpopulation may represent a more vulnerable abuse population as speed of drug absorption and higher peak drug levels in the blood are typically associated with more drug abuse and possibly addiction.

In the faster absorbing subpopulation of subjects, assuming each subject should have an expected Cmax for LTX-04P consistent with the average seen in the 1 and 2 tablets subgroups of 53% of Dilaudid, the subpopulations demonstrated:

•	82% of subjects had an estimated reduction in Cmax associated with Limitx

•	38% average estimated reduction in Cmax associated with Limitx

•	66% maximum reduction in estimated Cmax observed in two of 17 subjects

•	1.6x average increase in Tmax associated with Limitx

We have commenced reformulation work on the Limitx Technology micro-particles to improve the drug delivery with one and two tablets. We intend to discuss with the FDA the Study 400 results and the next clinical phase under its Fast Track development designation for LTX-04.

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

We launched Nexafed commercially in mid-December 2012 into the United States OTC market for cold and allergy products. We have built a distribution system of several regional and national drug wholesalers for redistribution to pharmacies which includes the three largest U.S. drug wholesalers: McKesson, Cardinal Health and AmerisourceBergen. We also ship directly to the warehouses of certain pharmacy chains. Nexafed is currently stocked in approximately 13,900 pharmacies or about approximately 21% of the estimated 65,000 U.S. pharmacy outlets. Initial adoption was primarily in independent pharmacies in predominately rural communities with high meth awareness. Chain pharmacies, with more centralized control of the pharmacy operations, began adopting in mid-2013, including Kroger, Publix, Fruth and Bartells. Some pharmacists are actively recommending Nexafed to their customers while some have replaced all 30mg PSE products, brand and generic, with Nexafed. Rite Aid, the nation’s fourth largest pharmacy operator, began purchasing Nexafed in late 2013. In late 2014, Kmart and Kroger initiated chain-wide stocking of Nexafed.

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

We understand that in 2014, a majority pharmacies in West Virginia voluntarily began selling on only meth-resistant products for the single-ingredient immediate-release PSE offerings. In 2015, newspapers reported about 60% of single-ingredient immediate-release PSE sales in West Virginia were for meth-resistant formulations. In March 2016, Indiana enacted legislation, subject to adoption of rule and policy making by the Indiana Board of Pharmacy, to require state pharmacists to use professional discretion when selling PSE-containing cold and allergy products, including encouraging the use of new meth-resistant formulations, in an effort to help reduce local methamphetamine production. According to media reports, Rite Aid pharmacies and many independent pharmacies in small geography in Maine have, at the request of local authorities and community leaders, removed all traditional pseudoephedrine-containing products from their shelves and stock only meth-resistant formulations such as Nexafed.

Impede Technology Products in Development

Given the fragmented nature of the PSE market with products containing multiple active ingredients, we are developing additional products for our Nexafed franchise:

Impede Technology Product	Status
Nexafed 30mg with Impede 2.0 Technology	Transferring to alternate supplier and scaling-up to commercial supply
Immediate-release pseudoephedrine HCl in combination with other cold and allergy active ingredients	Nexafed Sinus Pressure + Pain launched Other formulations being considered
Extended-release formulation utilizing Impede 2.0 Technology	Pilot pharmacokinetic testing demonstrated bioequivalence to Sudafed® 12-hour Tablets. Pre-IND meeting held with the FDA
Extended-release combination products	Formulations being considered
Methamphetamine resistant pseudoephedrine – containing product	In development pursuant to Bayer Agreement

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

Bayer Agreement

On June 15, 2015, we and Bayer entered into a License and Development Agreement pursuant to which we granted Bayer an exclusive worldwide license to our Impede® Technology for use in an undisclosed methamphetamine resistant pseudoephedrine-containing product and providing for the joint development of such product using our Impede Technology for the U.S. market. The Agreement also grants Bayer first right to negotiate a license to the Impede® Technology for certain other products. We are eligible to receive reimbursement of certain our development expenses, success-based development and regulatory milestone payments, and low mid-single digit royalties on the net sales of the developed product in countries with patent coverage and a reduced royalty elsewhere.

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

Patents and Patent Applications

We have the following issued patent covering, among other things, our Limitx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033
9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033
2,892,908 (CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
(JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	Jul. 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023

We have the following additional issued patents related to our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,476,402 (US)	Pharmaceutical compositions of certain combinations of kappa and mu opioid receptor agonists and other ingredients intended to deter opioid analgesic product misuse and abuse	Jan. 2009	Nov. 2023
8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	Jul. 2014	Nov. 2023
2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027
175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patent covering, among other things, our Nexafed product line and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032
2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Allowed, not yet issued
2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sep. 2030
2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sep. 2030
218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Allowed, not yet issued

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

In addition to our issued patents listed above and additional unlisted issued patents, we have filed multiple U.S. patent applications and international patent applications relating to compositions containing abusable active pharmaceutical ingredients as well as applications covering our Impede 1.0 and 2.0 Technologies and filed U.S. patent applications for our Limitx Technology. Except for the rights granted in the Egalet Agreement and the Bayer Agreement, we have retained all intellectual property rights to our Aversion Technology, Impede Technology, Limitx Technology and related product candidates.

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

In April, 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against us and our Oxaydo product licensee Egalet US, Inc. and its parent Egalet Corporation in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s U.S. Patent No. 8,389,007 (the “007 Patent”). In April 2016, Purdue commenced a second patent infringement lawsuit against us and Egalet in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s newly issued U.S. Patent No. 9,308,171 (the “ 171 Patent”). The actions regarding the 007 Patent and the 171 Patent are collectively referred to as the “Actions”. On April 6, 2016, we filed a petition for Inter Parties Review (the “IPR Review”) with the USPTO seeking to invalidate Purdue’s 007 Patent.

On May 20, 2016, we, Purdue and Egalet entered into a settlement agreement to settle the Actions and the IPR Review. Under the Settlement Agreement the parties dismissed or withdrew the Actions, requested that the USPTO terminate the IPR Review and exchanged mutual releases. No payments were made by the parties under the Settlement Agreement. See Note 17 – Commitments and Contingencies, for a summary discussion of the Settlement Agreement. The Settlement Agreement specifically excludes our patents related to our Impede and Limitx technologies from the scope of our patents subject to the Settlement Agreement.

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

Company’s Present Financial Condition

At June 30, 2016, we had cash, cash equivalents and marketable securities of $6.8 million compared to $13.3 million of cash, cash equivalents and marketable securities at December 31, 2015. Under our term loan with Oxford Finance LLC, we are required to maintain a $2.5 million compensating balance until the principal balance of the loan is reduced below $5.0 million, which is projected to occur in April 2017. Giving effect to our term loan compensating balance requirement, the Company had unrestricted working capital of $1.2 million at June 30, 2016 compared to unrestricted working capital of $8.4 million at December 31, 2015. We had an accumulated deficit of approximately $374.0 million and $367.3 million at June 30, 2016 and December 31, 2015, respectively. We had a loss from operations of $6.2 million and a net loss of $6.7 million for the six months ended June 30, 2016, compared to a net loss from operations of $0.9 million and net loss of $1.4 million for the six months ended June 30, 2015. As of August 5, 2016, our unrestricted cash, cash equivalents and marketable securities was $3.4 million (after deduction of the $2.5 million compensating balance requirement under our term loan with Oxford).

We estimate that our unrestricted cash, cash equivalents and marketable securities, milestone and royalty payments, if any, that may be made under the Egalet Agreement and the Bayer Agreement, and revenues from our commercialization of our Nexafed products will be sufficient to fund our continuing operations through November 2016 while maintaining compliance with the $2.5 million compensating balance requirement under our term loan with Oxford Finance LLC. Moreover, our cash requirements for operating activities may increase in the future as we continue to conduct pre-clinical studies and clinical trials for our product candidates, maintain, defend, and expand the scope of our intellectual property, hire additional personnel, commercialize our Nexafed products, or invest in other areas, thereby accelerating the date at which we may exhaust our funding resources. To fund further operations and product development activities beyond November 2016, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

Our losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and sales, marketing and general corporate expenses. Research and development activities include costs of pre-clinical studies, clinical trials, and clinical trial product supplies associated with our product candidates as well as cost sharing expenses of line extension studies under the Egalet Agreement. Sales and marketing expenses include costs associated with the Nexafed product line advertising expenses as well as cost sharing expense of post-marketing studies under the Egalet Agreement. Salaries and other personnel-related costs include the stock-based compensation associated with stock options and restricted stock units granted to employees and non-employee directors.

Three months Ended June 30, 2016 Compared to Three months Ended June 30, 2015

	June 30
	2016	2015	Increase (decrease)
Revenues:	$000’s			Percent
License fee revenue	$-	$250	$(250)	(100)%
Collaboration revenue	133	-	133	-
Royalty revenue	30	-	30	-
Product sales, net	94	91	3	3
Total revenues, net	257	341	(84)	(25)

Cost and expenses:
Cost of sales (excluding inventory write-down)	99	98	1	1
Inventory write-downs	26	47	(21)	(45)
Research and development	1,403	511	892	175
Sales, marketing, general and administrative	1,808	2,083	(275)	(13)
Total costs and expenses	3,336	2,739	597	22
Operating loss	(3,079)	(2,398)	681	28

Non-operating income (expense):
Investment income	21	36	(15)	(42)
Interest expense	(233)	(301)	(68)	(23)
Other income	3	-	3	-
Total other expense, net	(209)	(265)	(56)	(21)

Loss before provision for income taxes	(3,288)	(2,663)	625	23
Provision for income taxes	-	-	-	-
Net loss	$(3,288)	$(2,663)	$625	23%

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

Collaboration Revenue

Collaboration revenue is derived from reimbursement of development expenses under various development agreements, such as the collaboration agreement with Bayer, and are recognized when costs are incurred pursuant to the collaboration agreement. We recognized $133 thousand of collaboration revenue during the three months ended June 30, 2016.

Royalties

In connection with our Collaboration and License Agreement with Egalet to commercialize Oxaydo tablets we receive a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year (excluding net sales resulting from our co-promotion efforts). Egalet’s first commercial sale of Oxaydo occurred in October 2015 and we have recorded royalties of $30 thousand on net sales for the three month period ended June 30, 2016.

Product Sales

Nexafed® was launched in December 2012. Nexafed® Sinus Pressure + Pain was launched in February 2015. The Company sells the Nexafed® product line in the United States to wholesale pharmaceutical distributors and as well as directly to chain drug stores. The product line is sold subject to the right of return usually for a period of up to twelve months after the product expiration. Both products currently have a shelf life of twenty-four months from the date of manufacture. Revenue is being recognized at the time the product is sold to a customer. Our net product sales for the three months ended June 30, 2016 and 2015 were $94 thousand and $91 thousand, respectively.

Cost and Expenses

Cost of Sales

Cost of sales includes third-party acquisition costs, third-party warehousing and product distribution charges and inventory reserve expense for the Nexafed product line. For the three months ended June 30, 2016 and 2015, cost of sales was $99 thousand and $98 thousand, respectively.

Included in cost and expenses for the three months ended June 30, 2016 and 2015, is $26 thousand and $47 thousand of inventory reserve expense on finished goods, respectively.

Research and Development

Research and development expense (R&D) for the three months ended June 30, 2016 was primarily for our Limitx and our Impede Technologies development including costs of preclinical and non-clinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs as well as approximately $100 thousand of cost sharing expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States under the Egalet Agreement and approximately $200 thousand of cost sharing expenses of the FDA required post-marketing study for Oxaydo under the Egalet Agreement. The initial LTX-04 clinical study, Study AP-LTX-400, or Study 400, was ongoing during the second quarter 2016 for expenses of approximately $400 thousand. R&D expense for the three months ended June 30, 2015 was primarily for our Aversion and our Impede Technologies development including costs of preclinical and non-clinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of 2016 and 2015 second quarter results are non-cash share-based compensation expenses of approximately $43 thousand and $39 thousand, respectively. Excluding the share-based compensation expense, our R&D expenses increased $889 thousand between reporting.

General, Administrative, Selling and Marketing

Selling and marketing expenses for the three months ended 2016 was primarily of advertising and marketing activities on the Nexafed product. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the 2016 and 2015 second quarter results are non-cash share-based compensation expenses of approximately $107 thousand and $112 thousand, respectively. Excluding the share-based compensation expense our selling, marketing, general and administrative expenses decreased by $271 thousand between reporting periods, resulting primarily from decreases in advertising and marketing activities and offset by increases in our patent legal and litigation expenses with Purdue Pharma and the cost sharing expenses under the Egalet Agreement. On May 20, 2016, a settlement agreement was entered into between Purdue Pharma on behalf of themselves and certain affiliates, Egalet Corporation, on behalf of itself and its affiliates and we, on behalf of ourselves and our affiliates.

Non-Operating Income (Expense)

During the three months ended June 30, 2016 and 2015, non-operating expense consisted principally of interest expense on our term loan from Oxford, which originated in December 2013, less investment income derived from our investments.

Income Taxes

Our results for 2016 and 2015 include no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Six months Ended June 30, 2016 Compared to Six months Ended June 30, 2015

	June 30
	2016	2015	Increase (decrease)
Revenues:	$000’s			Percent
License fee revenue	$-	$5,250	$(5,250)	(100)%
Collaboration revenue	233	-	233	-
Royalty revenue	47	-	47	-
Product sales, net	201	448	(247)	(55)
Total revenues, net	481	5,698	(5,217)	(92)

Cost and expenses:
Cost of sales (excluding inventory write-down)	201	422	(221)	(52)
Inventory write-downs	26	307	(281)	(92)
Research and development	2,417	1,475	942	64
Sales, marketing, general and administrative	4,054	4,380	(326)	(7)
Total costs and expenses	6,698	6,584	114	2
Operating loss	(6,217)	(886)	5,331	602

Non-operating income (expense):
Investment income	48	71	(23)	(32
Interest expense	(482)	(609)	(127)	(21)
Other expense	(21)	-	21	-
Total other expense, net	(455)	(538)	(83)	(15)

Loss before provision for income taxes	(6,672)	(1,424)	5,248	369
Provision for income taxes	-	-	-	-
Net loss	$(6,672)	$(1,424)	$5,248	369%

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

Collaboration Revenue

Collaboration revenue is derived from reimbursement of development expenses under various development agreements, such as the collaboration agreement with Bayer, and are recognized when costs are incurred pursuant to the collaboration agreement. We recognized $233 thousand of collaboration revenue during the six months ended June 30, 2016.

Royalties

In connection with our Collaboration and License Agreement with Egalet to commercialize Oxaydo tablets we receive a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year (excluding net sales resulting from our co-promotion efforts). Egalet’s first commercial sale of Oxaydo occurred in October 2015 and we have recorded royalties of $47 thousand on net sales for the six month period ended June 30, 2016.

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

Given the limited sales history of Nexafed, we could not reliably estimate expected returns of the product at the time of shipment to certain customers and accordingly we had deferred revenue. As of December 31, 2014, we had $353 thousand of deferred revenue on our balance sheet related to Nexafed shipments which occurred since its commercial launch. During the first quarter ended March 31, 2015, we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 2015 to recognize revenue that had previously been deferred, resulting in additional net revenue of $314 thousand. Revenue is being recognized at the time the product is sold to a customer. Our net product sales for the six months ended June 30, 2016 and 2015 were $201 thousand and $448 thousand, respectively.

Cost and Expenses

Cost of Sales

Cost of sales includes third-party acquisition costs, third-party warehousing and product distribution charges and inventory reserve expense for the Nexafed product line. During the first quarter ended March 31, 2015, we determined we had obtained sufficient sales returns history to reasonably estimate future returns. As a result of this change, we recorded a one-time adjustment in the first quarter ended March 2015 to recognize revenue that had previously been deferred, resulting in additional cost of sales of $255 thousand. For the six months ended June 30, 2016 and 2015, cost of sales was $201 thousand and $422 thousand, respectively.

Included in cost and expenses for the six months ended June 30, 2016 and 2015, is $26 thousand and $47 thousand of inventory reserve expense on finished goods, respectively. Included in cost and expenses for the six months ended June 30, 2015 is $260 thousand of inventory reserve expense on raw and package materials purchased from Pfizer at the time we reacquired Oxaydo from Pfizer.

Research and Development

Research and development expense (R&D) for the six months ended 2016 was primarily for our Limitx and our Impede Technologies development including costs of preclinical and non-clinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs as well as approximately $100 thousand of cost sharing expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States under the Egalet Agreement and approximately $200 thousand of cost sharing expenses of the FDA required post-marketing study for Oxaydo under the Egalet Agreement. The initial LTX-04 clinical study, Study AP-LTX-400, or Study 400, was ongoing during the first six months of 2016 for expenses of approximately $743 thousand. R&D expense for the six months ended 2015 was primarily for our Aversion and our Impede Technologies development including costs of preclinical and non-clinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of 2016 and 2015 six month results are non-cash share-based compensation expenses of approximately $85 thousand and $78 thousand, respectively. Excluding the share-based compensation expense, our R&D expenses increased $935 thousand between reporting.

General, Administrative, Selling and Marketing

Selling and marketing expenses for the six months ended 2016 was primarily of advertising and marketing activities on the Nexafed product. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the 2016 and 2015 six month results are non-cash share-based compensation expenses of approximately $215 thousand and $233 thousand, respectively. Excluding the share-based compensation expense our selling, marketing, general and administrative expenses decreased by $344 thousand between reporting periods, resulting primarily from decreases in advertising and marketing activities and offset by increases in our patent legal and litigation expenses with Purdue Pharma and the cost sharing expenses under the Egalet Agreement. On May 20, 2016, a settlement agreement was entered into between Purdue Pharma on behalf of themselves and certain affiliates, Egalet Corporation, on behalf of itself and its affiliates and we, on behalf of ourselves and our affiliates.

Non-Operating Income (Expense)

During the six months ended June 30, 2016 and 2015, non-operating expense consisted principally of interest expense on our term loan from Oxford, which originated in December 2013, less investment income derived from our investments.

Income Taxes

Our results for 2016 and 2015 include no federal or state income tax benefit provisions due to uncertainty of their future utilization.

Liquidity and Capital Resources

At June 30, 2016, we had cash, cash equivalents and marketable securities $6.8 million compared to $13.3 million at December 31, 2015. Under our term loan with Oxford Finance LLC, we are required to maintain a $2.5 million compensating balance until the principal balance of the loan is reduced below $5.0 million, which is projected to occur in April 2017. Giving effect to our term loan compensating balance requirement under our Oxford term loan, we had unrestricted working capital of $1.2 million at June 30, 2016 compared to $8.4 million at December 31, 2015. We estimate that our unrestricted working capital together with milestone and royalty payments, if any, that may be made under the Egalet Agreement and the Bayer Agreement, and revenues from our commercialization of our Nexafed Products will be sufficient to fund our continuing operations through November 2016 while maintaining compliance with the $2.5 million compensating balance requirement under our term with Oxford Finance LLC.

To fund further operations and product development activities beyond November 2016, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 14, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Item 1A. Risk Factors

Investors in our common stock should consider the following risk factor, in addition to those risk factors set forth in our 2015 Annual Report on Form 10-K:

We require additional funding

We anticipate that we will require additional financing or entry into license or collaborative agreements with third parties providing for net proceeds to us in order to continue to fund operations. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaborative agreements will provide for funding or payments to us sufficient to continue to fund operations. Under our term loan with Oxford Finance LLC, we are required to maintain a $2.5 million compensating balance until the principal balance of the loan is reduced below $5.0 million, which is projected to occur in April 2017. Giving effect to our term loan compensating balance requirement, we believe we have unrestricted cash and marketable securities sufficient to fund operations through November 2016. In the absence of the receipt of additional financing or payments under third-party license or collaborative agreements prior to such time, we may be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Even assuming we are successful in securing additional sources of financing to fund continued operations, there can be no assurance that the proceeds of such financing will be sufficient to fund operations until such time, if at all, that we generate sufficient revenue from our products and product candidates to sustain and grow our operations.

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

August 8, 2016	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

