Form 10-Q
period 2017-03-31
ACURA PHARMACEUTICALS, INC
filed 2017-05-12
CIK 786947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20649

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

or

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

As of May 5, 2017 the registrant had 11,883,339 shares of common stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	March 31, 2017	December 31, 2016

Assets:
Cash and cash equivalents	$3,843	$2,681
Restricted cash equivalents (Note 9)	2,500	2,500
Trade accounts receivable (net of allowances of $27 and $7)	6	23
Collaboration revenue receivable	36	79
Royalty receivable	52	50
Inventories (net of allowances of $- and $32) (Note 6)	-	309
Prepaid expenses and other current assets	301	268

Total current assets	6,738	5,910
Property, plant and equipment, net (Note 7)	739	867
Intangible asset, net of accumulated amortization of $621 and $569 (Note 4)	1,379	1,431

Total assets	$8,856	$8,208

Liabilities:
Accounts payable	$209	$77
Accrued expenses (Note 8)	1,040	703
Accrued interest	35	-
Other current liabilities	19	27
Sales returns liability	302	304
Debt - current (Note 9)	2,798	2,376

Total current liabilities	4,403	3,487
Debt – non-current portion, net of discounts (Note 9)	2,142	2,979
Accrued interest – non-current portion	598	559

Total liabilities	7,143	7,025

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock - $.01 par value per share; 100,000 shares authorized, 11,883 and 11,834 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	119	118
Additional paid-in capital	375,887	375,763
Accumulated deficit	(374,293)	(374,698)

Total stockholders’ equity	1,713	1,183

Total liabilities and stockholders’ equity	$8,856	$8,208

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands except per share amounts)

	Three months Ended March 31,
	2017	2016
Revenues:
License fee revenue	$2,500	$-
Collaboration revenue	36	100
Royalty revenue	74	17
Product sales, net	107	107
Total revenues, net	2,717	224

Cost and expenses:
Cost of sales	128	102
Research and development	711	1,014
Sales, marketing, general and administrative	1,296	2,246
Total costs and expenses	2,135	3,362

Operating income (loss)	582	(3,138)

Non-Operating income (expense):
Investment income	1	27
Interest expense (Note 9)	(178)	(249)
Other expense	-	(24)
Total other expense, net	(177)	(246)

Income (loss) before provision for income taxes	405	(3,384)
Provision for income taxes	-	-
Net income (loss)	$405	$(3,384)

Other comprehensive income:
Unrealized gains on securities	-	70
Comprehensive income (loss)	$405	$(3,314)

Income (loss) per share:
Basic	$0.03	$(0.28)
Diluted	$0.03	$(0.28)
Weighted average shares outstanding:
Basic	11,907	11,837
Diluted	12,083	11,837

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited; in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2017	11,834	$118	$375,763	$(374,698)	$1,183

Net income	-	-	-	405	405

Share-based compensation	-	-	117	-	117

Net distribution of common stock pursuant to restricted stock unit award plan	49	1	7	-	8

Balance at March 31, 2017	11,883	$119	$375,887	$(374,293)	$1,713

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$405	$(3,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	25	34
Provision for sales returns	49	39
Share-based compensation	117	150
Amortization of debt discount and deferred debt issue costs	30	40
Amortization of bond premium in marketable securities	-	19
Amortization of intangible asset	52	52
Loss on sales of marketable securities	-	24
Change in assets and liabilities:
Trade accounts receivable	17	(57)
Collaboration revenue receivable	43	-
Royalty receivable	(2)	-
Accrued investment income	-	12
Inventories	103	74
Prepaid expenses and other current assets	(33)	121
Accounts payable	132	265
Accrued expenses	337	591
Accrued interest	74	99
Other current liabilities	-	1
Sales returns liability	(51)	(2)
Net cash provided by (used in) operating activities	1,298	(1,922)
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	-	3,177
Proceeds from transfer of equipment to licensee	103	-
Proceeds from transfer of inventory to licensee	206	-
Capital expenditures	-	(49)
Net cash provided by investing activities	309	3,128
Cash Flows from Financing Activities:
Principal payments on debt	(445)	(409)
Net cash (used in) financing activities	(445)	(409)
Net increase in cash, cash equivalents, and restricted cash	1,162	797
Cash, cash equivalents, and restricted cash at beginning of period	5,181	2,485
Cash, cash equivalents, and restricted cash at end of period	$6,343	$3,282

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$75	$110
Income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited; in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2017	March 31, 2016
	(in thousands)
Cash and cash equivalents	$3,843	$782
Restricted cash equivalents	2,500	2,500
Total cash, cash equivalents and restricted cash show in the consolidated statements of cash flows	$6,343	$3,282

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

NOTE 1 – OPERATIONS

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

•	Oxaydo® Tablets (oxycodone HCl, CII), which utilizes the Aversion Technology, is the first and only approved immediate-release oxycodone product in the United States with abuse deterrent labeling. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo®. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. Egalet launched Oxaydo in the United States late in the third quarter of 2015. (see Note 4).
•	Nexafed® Tablets (30mg pseudoephedrine) and Nexafed® Sinus Pressure + Pain Tablets (30/325mg pseudoephedrine and acetaminophen), utilizing the Impede Technology, were launched by us into the United States market in December 2012 and February 2015, respectively. We have multiple pseudoephedrine products in development utilizing our Impede Technology. On June 15, 2015, we and Bayer Healthcare LLC entered into a License and Development Agreement pursuant to which we granted Bayer an exclusive worldwide license to our Impede Technology for use in an undisclosed methamphetamine resistant pseudoephedrine – containing product and providing for the joint development of such product using our Impede Technology for the U.S. market. On March 16, 2017, we and MainPointe Pharmaceuticals, LLC (“MainPointe”), entered into a License, Commercialization and Option Agreement (“MainPointe Agreement”), pursuant to which we granted MainPointe an exclusive license to our Impede technology in the United States and Canada to commercialize our Nexafed products. The MainPointe Agreement also grants MainPointe the option to expand the licensed territory to the European Union, Japan and South Korea and to add additional pseudoephedrine-containing products utilizing our Impede technology. (see Note 4).
•	Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested. We have completed our first clinical study, Study AP-LTX-400, of our lead Limitx immediate release oral abuse deterrent drug candidate using the opioid hydromorphone HCI (LTX-04). Study AP-LTX-400, or Study 400, was a two cohort, open label, crossover design pharmacokinetic study in healthy adult subjects. The FDA has designated the development program for LTX-04 as Fast Track, which is designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. We are also developing an immediate-release hydrocodone bitartrate with acetaminophen product utilizing our Limitx Technology.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. At March 31, 2017, we had unrestricted cash and cash equivalents of $3.8 million, working capital deficit of $0.2 million and an accumulated deficit of $374.3 million. Though we had income from operations of $0.6 million and net income of $0.4 million for the three months ended March 31, 2017, we have suffered annual losses from operations in prior years and have not generated or have generated limited annual positive cash flows from operations. Our current unrestricted cash and cash equivalents will not be sufficient to fund the development of our products and our related operating expenses beyond mid-2017 while maintaining compliance with the $2.5 million compensating balance requirement under our term loan with Oxford Finance LLC or Oxford.

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

However, these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. To fund further operations and product development activities beyond mid-2017, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. The Company intends to explore a variety of capital raising and other transactions to provide additional funding to continue operations. These include a registered public offering of the Company’s common stock, for which the Company filed a registration statement on Form S-1 with the SEC on February 3, 2017, and potential private offerings of common stock to institutional investors. The Company is also actively seeking a licensing partner for its Limitx Technology, with the objective of receiving an upfront license fee, development milestone payments and royalties on the net sales of products utilizing the Limitx Technology, similar to the Egalet and Bayer Agreements. The Company is also exploring licensing or selling select assets and intellectual property in an effort to raise capital and reduce operating expenses. Finally, the Company is evaluating the potential for a strategic transaction which may involve the Company being acquired in a merger or asset purchase transaction. No assurance can be given that we will be successful in completing any one or more of such transactions on acceptable terms, if at all, or if completed, that such transactions will provide payments to the Company sufficient to fund continued operations. In the absence of the Company’s completion of one or more of such transactions, there will be substantial doubt about the Company’s ability to continue as a going concern and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and related disclosures and have not yet determined the transition method we will utilize to adopt the standard for use in 2018.

Inventories

In July 2015, the FASB issued ASU No. 2015-11, which amended Accounting Standards Codification (“ASC”) Topic 330 Inventory. The amendment simplifies the measurement of inventory, applying to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM), specifying that an entity should measure inventory at the lower of cost and net realizable value instead of at the lower of cost or market. The amendments in this ASU were effective for annual and interim periods, within those fiscal years, beginning after December 15, 2016. The Company adopted the guidance of the standard in the first quarter of 2017 which did not have a material impact on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which will require most leases (with the exception of leases with terms of one year or less) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018 but early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements and related footnote disclosures, and has not yet determined what effect, if any, the impact of adoption will be.

Employee Share-Based

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 is to be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The new standard was effective for annual and interim periods, within those fiscal years, beginning after December 15, 2016. The Company adopted the guidance in the first quarter of 2017 which did not have a material impact on the Company’s consolidated financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 eliminates from Topic 740, Income Taxes, the recognition exception for intra-entity asset transfers other than inventory so that an entity’s consolidated financial statements reflect the current and deferred tax consequences of those intra-entity asset transfers when they occur. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2017 but early adoption is permitted. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements and related footnote disclosures, and has not yet determined what effect, if any, the impact of adoption will be.

Statement of Cash Flows - Restricted Cash

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that at statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2017 but early adoption is permitted. The Company early adopted the guidance in the first quarter of 2017 which did not have a material impact on the Company’s consolidated financial statements or related footnote disclosures.

NOTE 3 – LICENSE, DEVELOPMENT, AND COMMERCIALIZATION AGREEMENTS

MainPointe Agreement

On March 16, 2017, we and MainPointe entered into the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede technology to commercialize our Nexafed products in the U.S. and Canada. We also conveyed to MainPointe our existing inventory and equipment relating to our Nexafed products. MainPointe is responsible for all development, manufacturing and commercialization activities with respect to products covered by the Agreement.

On signing the MainPointe Agreement, MainPointe paid us an upfront licensing fee of $2.5 million plus approximately $309 thousand for inventories and equipment being transferred to them. They also paid us $117 thousand for Nexafed inventory under manufacture by one of our contract manufacturing organizations. The MainPointe Agreement also provides for our receipt of a 7.5% royalty on net sales of the licensed products. The royalty payment for each product will expire on a country-by-country basis when the Impede® patent rights for such country have expired or are no longer valid; provided that if no Impede patent right exists in a country, then the royalty term for that country will be the same as the royalty term for the United States. After the expiration of a royalty term for a country, MainPointe retains a royalty free license to our Impede® technology for products covered by the Agreement in such country.

MainPointe has the option to expand the licensed territory beyond the United States and Canada to the European Union (and the United Kingdom), Japan and South Korea for payments of $1 million, $500 thousand and $250 thousand, respectively. In addition, MainPointe has the option to add to the MainPointe Agreement certain additional products, or Option Products, containing pseudoephedrine (“PSE”) and utilizing the Impede technology for a fee of $500 thousand per product (for all product strengths). If the territory has been expanded prior to the exercise of a product option, the option fee will be increased to $750 thousand per product. If the territory is expanded after the payment of the $500 thousand product option fee, a one-time $250 thousand fee will be due for each product. If a third party is interested in developing or licensing rights to an Option Product, MainPointe must exercise its option for that product or its option rights for such product will terminate.

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

Terminated Pfizer Agreement

In 2007, we entered into License, Development and Commercialization Agreement for Oxaydo (named Oxecta™ under a Pfizer trademark) and other Aversion opioid development products with King Pharmaceuticals Research and Development, Inc., which became a subsidiary of Pfizer in 2011 (the “Pfizer Agreement”). In April 2014, we entered into two letter agreements with Pfizer providing for the termination of the Pfizer Agreement and the return to us of Oxaydo and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our consolidated financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Oxaydo, which is 9.7 years. During each of the three months ended March 31, 2017 and 2016, we recorded amortization expense of $52 thousand. Annual amortization of the patent for years 2017 through 2021 is expected to approximate $207 thousand.

NOTE 4 – REVENUE RECOGNITION

License Fee Revenue

On signing the MainPointe Agreement, MainPointe paid us an upfront licensing fee of $2.5 million. The payment was non-refundable and non-creditable when made and we had no further requirements to earn the payment. The amount was recognized as revenue when received (see Note 3).

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

Collaboration Revenue

Collaboration revenue is derived from research and development services we provide, such as under our agreement with Bayer, and are recognized when those services are incurred pursuant to the agreements.  The ongoing research and development services being provided under the collaboration are priced at fair value based upon the service’s hourly rates pursuant to the collaboration agreement. We recognized $36 thousand and $100 thousand of collaboration revenue during the three months ended March 31, 2017 and 2016, respectively.

Royalty Revenue

In connection with our Collaboration and License Agreement with Egalet to commercialize Oxaydo tablets we will receive a stepped royalty at percentage rates ranging from mid-single digits to double-digits based on Oxaydo net sales during each calendar year over the term of the agreement (excluding net sales resulting from any co-promotion efforts by us). We recognize royalty revenue each calendar quarter based on net sales reported to us by Egalet in accordance with the agreement. We have recorded royalties of $72 thousand and $17 thousand on net sales for the three months ended March 31, 2017 and 2016, respectively. (see Note 3).

In connection with our License, Commercialization and Option Agreement with MainPointe, which occurred on March 16, 2017, we will receive a royalty of 7.5% on net sales of the licensed products over the term of the agreement. Such royalty shall be payable for sales made during each calendar quarter and payment will be remitted within forty-five (45) days after the end of the quarter to which it relates. We have recorded royalties of $2 thousand on net sales for the three months ended March 31, 2017 (see Note 3).

Product Sales

Nexafed was launched in mid-December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. Prior to entering into the MainPointe Agreement, we sold our Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Our Nexafed products were sold subject to the right of return usually for a period of up to twelve months after the product expiration. Both products had an initial shelf life of twenty-four months from the date of manufacture, which shelf life had been extended to thirty-six months for Nexafed product supplied to us during 2016 from one of the Company’s contract manufacturers. Prior to entering into the MainPointe Agreement, we recognized revenue from our Nexafed product line sales when the price was fixed and determinable at the date of sale, title and risk of ownership were transferred to the customer, and returns could be reasonably estimated, which generally occurred at the time of product shipment.

Shipping and Handling Costs

We record shipping and handling costs in selling expenses. The amounts recorded to selling expenses from the shipments of the Nexafed product line during each of the three month periods ended March 31, 2017 and 2016 were not material. As of mid-March 2017 we no longer manufacture, distribute or sell the Nexafed product line as the Company granted MainPointe an exclusive license to our Impede technology to commercialize our Nexafed products in the U.S. and Canada.

NOTE 5 – RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities. Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. During 2015, we entered into a cancelable arrangement for contract manufacturing services on a project to integrate Impede 2.0 technology into our commercially available Nexafed 30mg tablet while moving supply to an alternate contract manufacturer. Approximately $50 thousand was remaining under this agreement at both March 31, 2017 and December 31, 2016. At March 31, 2017 our remaining obligations under cancelable CRO arrangements were approximately $0.1 million, for services to be incurred as subjects are enrolled and progress through the studies and the final study reports are completed. We did not have prepaid CRO costs or prepaid clinical trial study expenses at either March 31, 2017 or December 31, 2016.

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Our purchases of ingredients and other materials required in our development and clinical trial activities are expensed as incurred.

Inventories at December 31, 2016 are summarized as follows:

December 31,
2016
(in thousands)
Raw and packaging materials	$98
Finished goods	243
Total	341
Less: reserve for finished goods	(32)
Net inventories	$309

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	598	598
Computer hardware and software	109	109
Machinery and equipment	415	568
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
Total	2,654	2,807
Less: impairment reserve	(82)	(82)
Less: accumulated depreciation	(1,833)	(1,858)
Net property, plant and equipment	$739	$867

The impairment reserve of $82 thousand is for our remaining Nexafed production machinery and other equipment which was not conveyed to MainPointe under the MainPointe Agreement. We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Cost sharing expenses under license agreement	$269	$150
Advanced expense reimbursements under license agreements	209	-
Other fees and services	51	47
Payroll, payroll taxes and benefits	173	116
Professional services	173	232
Clinical, non-clinical and regulatory services	136	131
Marketing, advertising, and promotion	5	10
Property taxes	18	16
Franchise taxes	6	1
Total	$1,040	$703

NOTE 9 – DEBT

On December 27, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford” or the “Lender”), for a term loan to the Company in the principal amount of $10.0 million (the “Term Loan”). The Term Loan accrues interest at a fixed rate of 8.35% per annum (with a default rate of 13.35% per annum). The Company was required to make monthly interest−only payments until April 1, 2015 (“Amortization Date”) and on the Amortization Date, the Company began to make payments of principal and accrued interest in equal monthly installments of $260 thousand sufficient to amortize the Term Loan through the maturity date of December 1, 2018. All unpaid principal and accrued and unpaid interest with respect to the Term Loan is due and payable in full on December 1, 2018. As security for its obligations under the initial Loan Agreement (prior to the Third Amendment), the Company granted Lender a security interest in substantially all of its existing and after−acquired assets, exclusive of its intellectual property assets. Pursuant to the Loan Agreement, the Company is not allowed to pledge its intellectual property assets to others. Upon the execution of the Loan Agreement, we issued to the Lender warrants to purchase an aggregate of up to 60 thousand shares of our common stock at an exercise price equal to $7.98 per share (after adjustment for our one-for-five reverse stock split) (the “Warrants”). We recorded $400 thousand as debt discount associated with the relative fair value of the Warrants and are amortizing it to interest expense over the term of the loan using the loan’s effective interest rate. The Warrants are immediately exercisable for cash or by net exercise and will expire December 27, 2020.

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

On October 13, 2016, we and Oxford entered into a second amendment to the Loan Agreement (the “Second Amendment”). Pursuant to the Second Amendment, (i) the requirement that we maintain a $2.5 million cash balance reserve until such time as $5.0 million in principal was repaid under the Term Loan has been modified so that the $2.5 million cash balance reserve remains in place until we raise an additional $6.0 million (excluding payments received under the KemPharm Agreement) through the issuance of equity securities and from upfront payments under license, joint venture, collaboration or other partnering transactions, provided that at least $3.0 million of such amount must be raised through the issuance and sale of our equity securities, and (ii) the Lender consented to the terms of our Agreement with KemPharm.

On March 16, 2017, we and Oxford entered into a third amendment to the Loan Agreement (the “Third Amendment”). Pursuant to the Third Amendment (i) we granted Oxford a lien on our intellectual property, (ii) Oxford provided a waiver of compliance with the Unqualified Audit Opinion Covenant in connection with our receipt of our auditor’s going concern opinion for our 2016 financial statements and (iii) Oxford consented to the terms of the MainPointe Agreement. Under the Loan Agreement, an audit opinion with an explanatory paragraph noting substantial doubt about the Company’s ability to continue in business is deemed to violate the Unqualified Audit Opinion Covenant.

The Company may voluntarily prepay the Term Loan in full, but not in part, and any prepayment is subject to a prepayment premium equal to 1% of the principal prepaid. In addition, at the maturity, termination or upon voluntary or mandatory prepayment of the Term Loan the Company must pay the Lender an additional one-time interest payment of $795 thousand. We are accruing additional monthly interest expense over the term of the loan for this additional one-time interest payment using the loan’s effective cash interest rate. As of March 31, 2017 and December 31, 2016, we have accumulated and accrued $598 thousand and $559 thousand, respectively, of additional interest.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, pay dividends, redeem stock, and merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitles the Lender to cause any or all of the Company’s indebtedness under the Loan Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non−payment defaults, covenant defaults (including breach of the Unqualified Audit Opinion Covenant), a material adverse change in the Company, bankruptcy and insolvency defaults and material judgment defaults.

Our debt at March 31, 2017 is summarized below (in thousands):

Current Debt	Current	Long-term	Total
Balance at Jan. 1, 2017	$2,521	$2,979	$5,500
Principal payments	(445)	-	(445)
Classification	722	(722)	-
Balance at Mar. 31, 2017	$2,798	$2,257	$5,055

Debt Discount	Current	Long-term	Total
Balance at Jan. 1, 2017	$-	$(98)	$(98)
Amortization expense	-	20	20
Classification	-	-	-
Balance at Mar. 31, 2017	$-	$(78)	$(78)

Deferred Debt Issuance Costs	Current	Long-term	Total
Balance at Jan. 1, 2017	$-	$(47)	$(47)
Amortization expense	-	10	10
Classification	-	-	-
Balance at Mar. 31, 2017	$-	$(37)	$(37)

Current Debt, net at Mar 31, 2017	$2,798	$2,142	$4,940

Our interest expense for the three months ended March 31, 2017 and 2016 consisted of the following:

	March 31,	March 31,
	2017	2016
	(in thousands)
Term Loan	$148	$209
Debt discount	20	26
Debt issue costs	10	14
Total interest expense	$178	$249

The annual principal payments of the debt outstanding at March 31, 2017 are as follows:

Annual Principal Payments
Year	(in thousands)
2017	$2,077
2018	2,978
Total	$5,055

NOTE 10 – COMMON STOCK WARRANTS

At both March 31, 2017 and 2016, we have outstanding common stock purchase warrants (“warrants”) exercisable for 60 thousand shares of our common stock having an exercise price of $2.52 per share (after giving effect to our one-for-five reverse stock split) with an expiration date in December 2020. See Note 9 for a discussion of the reduction of the exercise price of these warrants to $2.52 per share which were originally issued to the Lender in connection with the issuance of the $10.0 million secured promissory notes in December 2013. The warrants contain a cashless exercise feature.

NOTE 11 – SHARE-BASED COMPENSATION

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

Our share-based compensation expense recognized in the Company’s results of operations from all types of issued instruments comprised the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development expense:
Stock options	$34	$43
Restricted stock units	-	-
Subtotal	$34	$43

General and administrative expense:
Stock options	53	77
Restricted stock units	30	30
Subtotal	$83	$107
Total	$117	$150

Stock Option Award Plans

We maintain various stock option plans. A summary of our stock option plan activity during the three month periods ending March 31, 2017 and 2016 is shown below:

	Three Months Ended March 31,
	2017		2016
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, Jan. 1	1,397	$13.57	1,198	$15.67
Granted	-	-		--
Exercised	(1)	(0.92)		--
Forfeited or expired	-	-		--
Outstanding, Mar. 31	1,396	$13.58	1,198	$15.67
Options exercisable	1,125	$16.52	876	$20.64

The following table summarizes information about nonvested stock options outstanding at March 31, 2017 (in thousands except price data):

	Number of Options Not Exercisable	Weighted Average Fair Value

Outstanding, Jan. 1, 2017	335	$1.18
Granted	-	-
Vested	(64)	1.36
Forfeited	-	-
Outstanding, Mar. 31, 2017	271	$1.14

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

The assumptions used in the Black-Scholes model to determine fair value for the 2016 stock option grant were:

2016
Expected dividend yield	0.0%
Risk-free interest rates	2.3%
Average expected volatility	85%
Expected term (years)	10
Weighted average grant date fair value	$0.77

The intrinsic value of the option awards which were vested and outstanding at March 31, 2017 and 2016 was $0 thousand and $70 thousand, respectively. The total remaining unrecognized compensation cost on unvested option awards outstanding at March 31, 2017 was $309 thousand, and is expected to be recognized in operating expense in varying amounts over the 20 months remaining in the requisite service period.

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

A summary of the grants under the RSU Plans consisted of the following:

	Three months Ended March 31,
	2017		2016
	(in thousands)
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	91	91	45	45
Granted	238	-	88	-
Distributed	(67)	(67)	(42)	(42)
Vested	-	59	-	22
Forfeited or expired	-	-	-	-
Outstanding, Mar. 31	262	83	91	25

Our 2014 RSU Plan was approved by shareholders on May 1, 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of March 31, 2017, three thousand shares are available for award under the 2014 RSU Plan.

Information about the awards under the 2014 RSU Plan is as follows:

•	On January 2, 2015, we awarded approximately 10 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2015. The RSU awards subject to cash settlement are subject to marked-to market accounting. Distributions of stock under the January 2, 2015 award cannot be deferred until a later date and the stock under such awards were distributed on January 4, 2016.
•	On January 4, 2016, we awarded approximately 22 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2016. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting and the liability recorded in the Company’s balance sheet as an estimate for such cash settlement was $27 thousand at December 31, 2016. Distributions of stock under the January 4, 2016 award are generally distributed on the first business day of the year after vesting, but such distribution can be deferred until a later date at the election of the non-employee director.
•	On January 3, 2017, we awarded approximately 60 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2017. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting and the liability recorded in the Company’s balance sheet as an estimate for such cash settlement was $19 thousand at March 31, 2017. Distributions of stock under the January 3, 2017 award are generally distributed on the first business day of the year after vesting, but such distribution can be deferred until a later date at the election of the non-employee director.

Information about the distribution of shares under the 2014 RSU Plan is as follows:

•	On January 4, 2016, 1 thousand RSUs from the May 1, 2014 award and 41 thousand RSUs from the January 2, 2015 award were distributed. There are 2 thousand RSUs from the May 1, 2014 award which remain deferred until a future distribution date. Of the 42 thousand RSUs distributed, 33 thousand RSUs were distributed in common stock and 9 thousand RSUs were settled in cash.
•	On January 3, 2017, 1 thousand RSUs from the May 1, 2014 award and 66 thousand RSUs from the January 4, 2016 award were distributed. There are 1 thousand RSUs from the May 1, 2014 award and 22 thousand RSUs from the January 4, 2016 award which remain deferred until a future distribution date. Of the 67 thousand RSUs distributed, 49 thousand RSUs were distributed in common stock and 18 thousand RSUs were settled in cash.

NOTE 12 – INCOME TAXES

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both March 31, 2017 and December 31, 2016, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss (“NOL”) carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized. We have approximately $47.2 million federal income tax benefits at December 31, 2016 derived from $138.8 million Federal NOLs at the U.S. statutory tax rate of 34% and $2.1 million state NOLs, available to offset future taxable income, some of which already have limitations for future use as prescribed under IRC Section 382. Our Federal and State NOLs will expire in varying amounts between 2017 and 2036 if not used, and those expirations will cause fluctuations in our valuation allowances. As of December 31, 2016 we had federal research and development tax credits of approximately $1.2 million, which expire in the years 2024 through 2034. We also had approximately $0.2 million of Indiana state research and development tax credits, which will expire in 2017.

NOTE 13 – EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested Restricted Stock Units (“RSUs”) (see Note 11). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2016 as the Company reported a net loss for the three month period, and including the effects of the common stock equivalents in the diluted EPS calculations would have been antidilutive. The weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following:

	Three months Ended March 31,
	2017	2016
	(in thousands except per share data)
EPS - basic
Numerator: net income (loss)	$405	$(3,384)
Denominator:
Common shares	11,881	11,832
Vested RSUs	26	5
Basic weighted average shares outstanding	11,907	11,837
EPS - basic	$0.03	$(0.28)

EPS – assuming dilution
Numerator: net income (loss)	$405	$(3,384)
Denominator:
Common shares	11,881	11,832
RSUs	202	5
Stock options	-	-
Common stock warrants	-	-
Diluted weighted average shares outstanding	12,083	11,837
EPS - diluted	$0.03	$(0.28)

Excluded securities:
Common stock issuable:
Stock options	1,396	1,198
Common stock warrants	60	60
RSUs	-	66
Total excluded potentially dilutive shares	1,456	1,324

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

In California, the trial court entered a May 25, 2012 Order denying Generic Defendants’ dispositive preemption motions. The Generic Defendants’ appeals from this order were denied by the California appellate courts. In May 2014, the California Court denied a subsequent demurrer and motion to strike seeking dismissal of plaintiffs’ manufacturing defect and defective product claims to the extent that they are barred by federal preemption based upon the June 2013 Bartlett decision.  Thus far, we and most Generic Defendants have not been required to file answers or other responsive pleadings in each individual case in which they are named defendants. On May 24, 2016, the Court entered an Order approving a stipulation which stays the individual cases against us and provides for an agreed upon dismissal protocol for all cases where there is a lack of product identification. On January 13, 2017, the Court also entered a general stay of this entire litigation. To date, none of these plaintiffs have confirmed they ingested any of the generic metoclopramide manufactured by us.  Therefore, we expect that the lawsuits filed against us will be dismissed voluntarily within the next three to six months.  Legal fees related to this matter are currently covered by our insurance carrier.

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of March 31, 2017 and we are presently unable to determine if any potential loss would be covered by our insurance carrier.

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

In accordance with the Egalet Agreement, we and Egalet have formed a joint steering committee to coordinate commercialization strategies and the development of product line extensions. Egalet is responsible for the fees and expenses relating to the Oxaydo NDA and product line extensions of Oxaydo, provided that Egalet will pay a substantial majority of the expenses and we will pay for the remaining fees and expenses relating to (i) annual NDA PDUFA product fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States. Egalet will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Egalet is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Egalet will have final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Egalet may develop Oxaydo for other countries and in additional strengths, in its discretion. At March 31, 2017 and December 31, 2016, we have accrued approximately $269 thousand and $150 thousand, respectively, of these cost sharing expenses under the Egalet Agreement.

Facility Lease

The Company leases administrative office space in Palatine, Illinois under a lease for $25 thousand annually. Such lease expired March 31, 2017, and effective April 1, 2017, the office space is leased on a month to month basis.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “indicates,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in our 2016 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have multiple pseudoephedrine products in development utilizing our Impede Technology. On June 15, 2015, we and Bayer Healthcare LLC, or Bayer, entered into a License and Development Agreement, or the Bayer Agreement, pursuant to which we granted Bayer an exclusive worldwide license to our Impede Technology for use in an undisclosed methamphetamine resistant pseudoephedrine – containing product and providing for the joint development of such product using our Impede Technology for the U.S. market. On March 16, 2017, we and MainPointe Pharmaceuticals, LLC (“MainPointe”), entered into a License, Commercialization and Option Agreement (“MainPointe Agreement”), pursuant to which we granted MainPointe an exclusive license to our Impede technology in the U.S. and Canada to commercialize our Nexafed products. The MainPointe Agreement also grants MainPointe the option to expand the licensed territory to the European Union, Japan and South Korea and to add additional pseudoephedrine-containing products utilizing our Impede technology.

Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested. We have completed our first clinical study, Study AP-LTX-400, or Study 400, of our lead Limitx immediate release oral abuse deterrent drug candidate using the opioid hydromorphone HCI (LTX-04). Study 400 was a two cohort, open label, crossover design pharmacokinetic study in healthy adult subjects. The FDA has designated the LTX-04 development program as Fast Track, which is designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. On April 13, 2016 and June 8, 2016 we announced that topline interim results from cohorts 1 and 2, respectively, of Study 400 for one test formulation of LTX-04 successfully demonstrated the release of the active opioid ingredient was reduced when three or more tablets were ingested, but that additional formulation development will be required for LTX-04 to deliver a sufficient amount of the active ingredient when one or two tablets are administered. On December 14, 2016, we announced that we had received advice from the FDA on the continued development of LTX-04 following the FDA’s review of summary data from Study 400. The FDA confirmed our intention to reformulate LTX-04 to provide increased drug levels following an intended 1 or 2 tablet dose, noting that a scientific bridge of bioequivalence to the reference product will support a finding of safety and efficacy. The FDA also recommended that we identify studies to measure the clinical impact on abuser behavior and overdose outcome (such as drug liking and respiratory depression) associated with the reduction in maximum drug concentration, or Cmax, when three or more LTX-04 tablets were ingested. We identified a subpopulation of participants in Study 400 that demonstrated increased reductions in Cmax when taking LTX-04, or faster drug absorbers. The FDA noted that to label a product for a particular subpopulation, including faster drug absorbers, prescribers should be able to understand that only a subset of their patients may benefit from use of the product. After addressing certain excipient issues in our LTX-04 tablet formulation and developing a new, faster releasing micro-particle formulation for LTX-04, we expect to initiate enrollment in a second pharmacokinetic study, AP-LTX-401 in May 2017. We intend to develop LTX-04 through proof of concept and then rapidly advance a formulation of a product with greater prevalence of oral excessive tablet abuse, or ETA, such as immediate-release hydrocodone with acetaminophen.

Opioid analgesics are one of the largest prescription drug markets in the United States with 222 million prescriptions dispensed in 2016. Prescription opioids are also the most widely abused drugs with 11 million people abusing or misusing these products annually. Oxaydo will compete in the immediate-release opioid product segment. Because immediate-release opioid products are used for both acute and chronic pain, a prescription, on average, contains 66 tablets or capsules. According to IMS Health, in 2016, sales in the immediate-release opioid product segment were approximately 208 million prescriptions and $2.7 billion, of which approximately 98% was attributable to generic products. Immediate-release oxycodone tablets represent 20.1 million of these prescriptions or almost 1.7 billion tablets. The FDA approved label for our Oxaydo product describes the unique, and we believe promotable, abuse deterrent features of our product which we believe makes prescribing our product attractive to some healthcare providers. We are advised that Egalet has approximately 50 sales representatives promoting Oxaydo to a target group of approximately 6,000 opioid prescribing physicians.

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

We have a development program to develop an extended-release version of our Impede Technology to capitalize on higher sales products in the category. We also have investigated new technologies that would improve on our meth-resistant capabilities. On March 23, 2015, we announced preliminary top line results from our pilot clinical study demonstrating bioequivalence of our Nexafed extended release tablets to Johnson & Johnson’s Sudafed® 12-hour Tablets. In October 2016, we received FDA recommendations on our meth-resistant testing protocols for our Nexafed extended release tablets which utilizes our Impede 2.0 enhanced meth-resistant technology. Our Impede 2.0 Technology has demonstrated, in the direct conversion, or “one-pot”, methamphetamine conversion process performed by an independent pharmaceutical services company, the ability to reduce meth-yields, on average, by 75% compared to Sudafed® Tablets. We can now scale-up our manufacture batch size at a contract manufacturer which will allow us to submit an IND to the FDA for our Nexafed extended release tablets, however, we have not yet committed to that level of development.

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

Development of our Limitx and Aversion (if recommenced) product candidates will require one or more abuse deterrent studies consistent with FDA’s 2015 Guidance. These studies may include in vitro laboratory studies to determine, among other things, syringeability of the formulation, extractability of the opioid, and particle size of the crushed product. It is also expected that development will include human abuse liability studies comparing the abuse liability of our product candidates to currently marketed products. Because our products use known active ingredients in approved dosage strengths, the safety and efficacy of the opioid will need to be established by a series of pharmacokinetic studies demonstrating: (a) bioequivalence to an approved reference drug, (b) food effect of our formulations, and (c) dose proportionality of our formulation. A product candidate that does not achieve satisfactory pharmacokinetic results may require a phase III clinical pain study although an FDA Advisory Committee recently recommended an opioid analgesic product for approval that did not meet the FDA’s bioequivalence standard.

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

NIDA Disclaimer: Research on LTX-04 was supported by the National Institute On Drug Abuse of the National Institutes of Health under Award Number R44DA037921. The results and content of any such research is solely the responsibility of Acura and does not necessarily represent the official views of the National Institutes of Health.

The LTX-04 development program is also designated as Fast Track by the FDA for its potential to address an unmet medical need.

Limitx Technology Products in Development

We have the following products in development utilizing our Limitx Technology:

Limitx Technology Product	Status
Immediate-release hydromorphone HCI (LTX-04)	Phase I exploratory pharmacokinetic study completed; Follow-on pharmacokinetic study expected to commence in May 2017
Immediate-release hydrocodone bitartrate with acetaminophen (LTX-03)	Formulation development in process
Immediate-release oxycodone HCl (LTX-01) & (LTX-02)	Formulation development in process

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

We have completed reformulation work on the Limitx Technology micro-particles and have two candidates which we believe will improve the drug delivery with one and two tablet dosing. We have also addressed stability issues experienced in an earlier formulation. After addressing certain excipient issues in our LTX-04 tablet formulation and developing a new, faster releasing micro-particle formulation for LTX-04, we expect to initiate enrollment in a second pharmacokinetic study, AP-LTX-401 in May 2017. We intend to develop LTX-04 through proof of concept and then rapidly advance a formulation of a product with greater prevalence of oral ETA, such as immediate-release hydrocodone with acetaminophen.

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

We are advised that Egalet commenced promoting Oxaydo in September 2015 and is targeting approximately 6,000 immediate-release opioid prescribing physicians using approximately 50 sales representatives. Commercial shipments of Oxaydo commenced in early October 2015. Egalet has further advised us that they have implemented a co-pay support program in which any non-government insurance covered patient receiving an Oxaydo prescription will be eligible to receive a credit such that their out-of-pocket cost, or co-pay, is limited to $15 per prescription. Egalet is in the early stages of promoting Oxaydo to physicians and addressing the challenges of establishing retail pharmacy stocking of a Schedule II narcotic.

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

We have demonstrated in a pilot clinical study the bioequivalence of a formulation of our Nexafed extended release tablets utilizing our Impede 2.0 Technology to Sudafed® 12-hour Tablets. We have completed a project to integrate Impede 2.0 Technology into our commercially available Nexafed 30mg tablet while moving supply to an alternate contract manufacturer. We expect that MainPointe will complete process validation on this new formulation in the first half of 2017 and that it will introduce the new formulation into the market pursuant to the MainPointe Agreement.

Nexafed Products

The Nexafed products currently marketed consist of immediate release tablets which currently utilize our patented Impede 1.0 Technology. Nexafed is a 30mg pseudoephedrine tablet and Nexafed Sinus Pressure + Pain is a 30/325mg pseudoephedrine and acetaminophen tablet. PSE is a widely-used nasal decongestant available in many non-prescription and prescription cold, sinus and allergy products. While the 30mg PSE tablet is not the largest selling PSE product on the market, we believe it is the most often used product to make meth due to: (a) its relatively low selling price and (b) its simpler formulation provides better meth yields. However, as meth-resistant products become pervasive, we believe meth cooks will migrate to other, larger selling, PSE containing products.

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

Impede Technology Products in Development

Given the fragmented nature of the PSE market with products containing multiple active ingredients, we are developing additional products for our Nexafed franchise:

Impede Technology Product	Status
Nexafed 30mg with Impede 2.0 Technology	Transferring to alternate supplier and scaling-up to commercial supply for MainPointe
Immediate-release pseudoephedrine HCl in combination with other cold and allergy active ingredients	Nexafed Sinus Pressure + Pain launched and licensed to MainPointe Other formulations being considered
Extended-release formulation utilizing Impede 2.0 Technology	Pilot pharmacokinetic testing demonstrated bioequivalence to Sudafed® 12-hour Tablets. Pre-IND meeting held with the FDA
Extended-release combination products	Formulations being considered
Methamphetamine resistant pseudoephedrine – containing product	In development pursuant to Bayer Agreement

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

2 Extended release PSE formulations

The 2014 market for 30mg PSE tablets, including store brands was approximately 470 million tablets or 19 million boxes of 24 tablets. Prior to the MainPointe Agreement, Nexafed was priced at $4.39 for a box of 24 tablets and Nexafed Sinus Pressure + Pain at $7.95 for a box of 24 tablets. MainPointe will control the price of Nexafed and Nexafed Sinus under the terms of the MainPointe Agreement.

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

In addition to our issued patents listed above and additional unlisted issued patents, we have filed multiple U.S. patent applications and international patent applications relating to compositions containing abusable active pharmaceutical ingredients as well as applications covering our Impede 1.0 and 2.0 Technologies and filed U.S. patent applications for our Limitx Technology. Except for the rights granted in the Egalet Agreement, the KemPharm Agreement, the Bayer Agreement, and the MainPointe Agreement and in the patent infringement settlement agreements described below, we have retained all intellectual property rights to our Aversion Technology, Impede Technology, Limitx Technology and related product candidates.

In 2012 and 2013, we received Paragraph IV Certification Notices from five generic sponsors of ANDAs for a generic drug listing our Oxaydo product as the reference listed drug. The Paragraph IV Notices referred to our 920, 726 and 439 Patents, which cover our Aversion® Technology and our Oxaydo product. We filed suit against each of such generic sponsors, Watson Laboratories, Inc., Par Pharmaceutical, Inc., Impax Laboratories, Inc., Sandoz Inc. and Ranbaxy Inc., in the United States District Court for the District of Delaware alleging infringement of our 726 Patent listed in the FDA’s Orange Book. Our litigation against Watson Laboratories was dismissed by us following Watson Laboratories’ change of its Paragraph IV Certification to a Paragraph III Certification, indicating it would not launch its generic product until the expiry of our applicable Patents. Our litigation against each of the remaining generic sponsors was settled during the period October 2013 through May 2014 on an individual basis, upon mutual agreement between us and such generic sponsors. None of such settlements impacted the validity or enforceability of our Patents. See our Annual Report on Form 10K under the caption “Item 1A. Risk Factors – Generic manufacturers are using litigation and regulatory means to seek approval for generic versions of Oxaydo, which could cause Egalet’s sales to suffer and adversely impact our royalty revenue” for a discussion of the settlements and license grants relating to such patent litigation. Notwithstanding the settlement of these prior infringement actions, it is possible that other generic manufacturers may also seek to launch a generic version of Oxaydo and challenge our patents. Any determination in such infringement actions that our patents covering our Aversion Technology and Oxaydo are invalid or unenforceable, in whole or in part, or that the products covered by generic sponsors’ ANDAs do not infringe our patents could have a material adverse effect on our operations and financial condition.

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

Reference is made to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion, among other things, of patent applications and patents owned by third parties, including claims that may encompass our Aversion Technology and Oxaydo tablets, and the risk of infringement, interference or opposition proceedings that we may be subject to arising from such patents and patent applications.

Company’s Present Financial Condition

At March 31, 2017, we had unrestricted cash and cash equivalents of $3.8 million compared to $2.7 million of unrestricted cash and cash equivalents at December 31, 2016, (which is after the deduction of the $2.5 million compensating balance requirement under our term loan with Oxford). Under our term loan with Oxford Finance LLC, we are required to maintain a $2.5 million compensating balance until such time as we raise, as of March 31, 2017, an additional approximately $3.5 million through the issuance of equity securities and from upfront payments under license, joint venture, collaboration or other partnering transactions. We had an accumulated deficit of approximately $374.3 million at March 31, 2017. Though we had income from operations of $0.6 million and net income of $0.4 million for the three months ended March 31, 2017, we had a net loss from operations of $6.6 million and net loss of $7.4 million for the year ended December 31, 2016. Our current unrestricted cash and cash equivalents will be sufficient to fund the development of our products and our related operating expenses only through mid-2017 while maintaining compliance with the $2.5 million compensating balance requirement under our term loan with Oxford Finance LLC.

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

Three months Ended March 31, 2017 Compared to Three months Ended March 31, 2016

	March 31
	2017	2016	Increase (decrease)
	$000’s			Percent
Revenues:
License fee revenue	$2,500	$-	$2,500	100%
Collaboration revenue	36	100	(64)	(64)
Royalty revenue	74	17	57	335
Product sales, net	107	107	-	-
Total revenues, net	2,717	224	2,493	1,113

Cost and expenses:
Cost of sales	128	102	26	26
Research and development	711	1,014	(303)	(30)
Sales, marketing, general and administrative	1,296	2,246	(950)	(42)
Total operating expenses	2,135	3,362	(1,227)	(37)
Operating income (loss)	582	(3,138)	3,720	119

Non-operating income (expense):
Investment income	1	27	(26)	(96)
Interest expense	(178)	(249)	(71)	(29)
Other expense	-	(24)	(24)	(100)
Total other expense, net	(177)	(246)	(69)	(28)

Income (loss) before provision for income taxes	405	(3,384)	3,789	112
Provision for income taxes	-	-	-	-
Net income (loss)	$405	$(3,384)	3,789	112%

Revenue and Cost of Sales

License Fees

In March 2017, the Company entered into a License Agreement (the “MainPointe Agreement”) pursuant to which we granted MainPointe an exclusive license to our Impede technology to commercialize our Nexafed products in the U.S. and Canada. On signing the MainPointe Agreement, MainPointe paid us an upfront licensing fee of $2.5 million.

Collaboration Revenue

Collaboration revenue is derived from reimbursement of development expenses under various development agreements, such as the collaboration agreement with Bayer, and are recognized when costs are incurred pursuant to the collaboration agreement. We recognized $36 thousand and $100 thousand of collaboration revenue during the three months ended March 31, 2017 and 2016, respectively.

Royalty Revenue

In connection with our Collaboration and License Agreement with Egalet to commercialize Oxaydo tablets we receive a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year (excluding net sales resulting from our co-promotion efforts). Egalet’s first commercial sale of Oxaydo occurred in October 2015. We recognized $72 thousand and $17 thousand of royalty revenue during the three months ended March 31, 2017 and 2016, respectively.

In connection with our License, Commercialization and Option Agreement with MainPointe on March 16, 2017, we will receive a royalty of 7.5% on net sales of the licensed products over the term of the agreement. Such royalty shall be payable for sales made during each calendar quarter and payment will be remitted within forty-five (45) days after the end of the quarter to which it relates. We have recorded royalties of $2 on net sales for the three months ended March 31, 2017.

Net Product Sales

Nexafed® was launched in December 2012. Nexafed® Sinus Pressure + Pain was launched in February 2015. Prior to the MainPointe Agreement, the Company sold the Nexafed® product line in the United States to wholesale pharmaceutical distributors and as well as directly to chain drug stores. The product line is sold subject to the right of return usually for a period of up to twelve months after the product expiration. Both products currently have a shelf life of twenty-four months from the date of manufacture. Our net product sales for the three months ended March 31, 2017 and 2016 were $107 thousand and $107 thousand, respectively. As of March 16, 2017, our licensee, MainPointe Pharmaceuticals LLC, is manufacturing, distributing, and selling the Nexafed product line.

Cost and Expenses

Cost of Sales

Cost of sales includes third-party acquisition costs, third-party warehousing and product distribution charges and inventory reserve expense for the Nexafed product line. Our cost of sales for the three months ended March 31, 2017 and 2016 were $128 thousand and $102 thousand, respectively. As of March 16, 2017, our licensee, MainPointe Pharmaceuticals LLC, is manufacturing, distributing, and selling the Nexafed product line.

Research and Development

Research and development expense (R&D) for the three months ended March 31, 2017 includes costs of preclinical and non-clinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs as well as approximately $86 thousand of cost sharing expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States under the Egalet Agreement and approximately $23 thousand of cost sharing expenses of the FDA required post-marketing study for Oxaydo under the Egalet Agreement. R&D expense for the three months ended March 31, 2016 was primarily for our Aversion and our Impede Technologies development including costs of preclinical and non-clinical, clinical trials, clinical supplies and related formulation and design costs, salaries and other personnel related expenses, and facility costs. Included in each of 2017 and 2016 quarterly results are non-cash share-based compensation expenses of approximately $34 thousand and $43 thousand, respectively. Excluding the share-based compensation expense, our R&D expenses decreased approximately $300 thousand between reporting periods. The initial LTX-04 clinical study, Study AP-LTX-400 or Study 400, was completed during 2016. During the first quarter 2017, our activities were addressing certain excipient issues in our LTX-04 tablet formulation and developing a new, faster releasing micro-particle formulation for LTX-04. We expect to initiate enrollment in a second pharmacokinetic study, AP-LTX-401 in May 2017.

General, Administrative, Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2017 was primarily of advertising and marketing activities on the Nexafed product line. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the March 31, 2017 and 2016 quarterly results are non-cash share-based compensation expenses of approximately $83 thousand and $107 thousand, respectively. Excluding the share-based compensation expense our selling, marketing, general and administrative expenses decreased by approximately $900 thousand between reporting periods, resulting primarily from decreases in advertising and marketing activities as well as patent and general legal activities.

Non-Operating Income (Expense)

During the three months ended March 31, 2017 and 2016, non-operating expense consisted principally of interest expense on our term loan from Oxford Finance LLC.

Income Taxes

Our results for 2017 and 2016 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Liquidity and Capital Resources

At March 31, 2017, we had unrestricted cash and cash equivalents of $3.8 million compared to unrestricted cash and cash equivalents of $2.7 million at December 31, 2016. Under our term loan with Oxford, we are required to maintain a $2.5 million compensating balance. As of April 30, 2017, our unrestricted cash and cash equivalents was $3.0 million (which is after the deduction of the $2.5 million compensating balance requirement under our term loan with Oxford). We estimate that our unrestricted working capital, together with milestone and royalty payments, if any, that may be made under the Egalet Agreement, the KemPharm Agreement, the Bayer Agreement and the MainPointe Agreement, will be sufficient to fund our continuing operations only through mid-2017 while maintaining compliance with the $2.5 million compensating balance requirement under our term loan with Oxford.

To fund further operations and product development activities beyond mid-2017, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. The Company intends to explore a variety of capital raising and other transactions to provide additional funding to continue operations. These include a registered public offering of the Company’s common stock, for which the Company filed a registration statement on Form S-1 with the SEC on February 3, 2017, and potential private offerings of common stock to institutional and/or accredited investors. The Company is also actively seeking a licensing partner for its Limitx Technology, with the objective of receiving an upfront license fee, development milestone payments and royalties on the net sales of products utilizing the Limitx Technology, similar to the Egalet and Bayer Agreements. The Company is also exploring licensing or selling select assets and intellectual property in an effort to raise capital and reduce operating expenses. Finally, the Company is evaluating the potential for a strategic transaction which may involve the Company being acquired in a merger or asset purchase transaction. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. Our auditors have included in their report relating to our 2016 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern. In the absence of such financing or third-party license or collaboration agreements, there will be substantial doubt about the Company’s ability to continue as a going concern and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

Critical Accounting Policies

Note A of the Notes to Consolidated Financial Statements, in the Company’s 2016 Annual Report on Form 10-K, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's critical accounting policies described in the 2016 Annual Report are also applicable to 2017.

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

(b)  Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 17, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Item 1A. Risk Factors

Investors in our common stock should consider the following risk factors, in addition to those risk factors set forth in our 2016 Annual Report on Form 10-K:

We require additional funding; if we fail to raise additional funding we will cease operations and/or seek protection under applicable bankruptcy laws.

We require additional financing or entry into license or collaborative agreements with third parties providing for net proceeds to us in order to continue to fund operations. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaborative agreements will provide for funding or payments to us sufficient to continue to fund operations. Under our term loan with Oxford Finance LLC, we are required to maintain a $2.5 million compensating balance. Our auditors have included in their report relating to our 2016 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern. Giving effect to our term loan compensating balance requirement, we believe we have unrestricted cash sufficient to fund operations only through mid-2017. In the absence of the receipt of additional financing or payments under third-party license or collaborative agreements prior to such time, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. This could result in a complete loss of shareholder value in the Company. Even assuming we are successful in securing additional sources of financing to fund continued operations, there can be no assurance that the proceeds of such financing will be sufficient to fund operations until such time, if at all, that we generate sufficient revenue from our products and product candidates to sustain and grow our operations.

Item 6. Exhibits

The exhibits required by this Item are listed below.

10.1	Intellectual Property Security Agreement entered into as of March 15, 2017 between the Company, Acura Pharmaceutical Technologies, Inc. and Oxford Finance LLC (certain information has been omitted and filed separately with the Securities and Exchange Commission and confidential treatment has been requested with respect to the omitted portion).

10.2	Consent and Third Amendment entered into as of March 15, 2017 between the Company, Acura Pharmaceutical Technologies, Inc. and Oxford Finance LLC (certain information has been omitted and filed separately with the Securities and Exchange Commission and confidential treatment has been requested with respect to the omitted portion).

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2017	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer