Form 10-Q
period 2017-09-30
ACURA PHARMACEUTICALS, INC
filed 2017-11-13
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20649

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 10, 2017 the registrant had 20,795,994 shares of common stock, $.01 par value, outstanding.

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	September 30, 2017	December 31, 2016

Assets:
Cash and cash equivalents	$4,787	$2,681
Restricted cash equivalents (Note 10)	-	2,500
Trade accounts receivable (net of allowances of $- and $7)	-	23
Collaboration revenue receivable	-	79
Royalty receivable	65	50
Inventories (net of allowances of $- and $32) (Note 6)	-	309
Prepaid expenses and other current assets	442	268

Total current assets	5,294	5,910
Property, plant and equipment, net (Note 7)	699	867
Intangible asset, net of accumulated amortization of $724 and $569 (Note 3)	1,276	1,431

Total assets	$7,269	$8,208

Liabilities:
Accounts payable	$127	$77
Accrued expenses (Note 8)	890	703
Accrued interest	26	-
Other current liabilities	36	27
Sales returns liability	303	304
Debt - current (Note 10)	2,917	2,376

Total current liabilities	4,299	3,487
Debt – non-current portion, net of discounts (Note 10)	702	2,979
Accrued interest – non-current portion (Note 10)	668	559

Total liabilities	5,669	7,025

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock - $.01 par value per share; 100,000 shares authorized, 20,796 and 11,834 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	208	118
Additional paid-in capital	380,034	375,763
Accumulated deficit	(378,642)	(374,698)

Total stockholders’ equity	1,600	1,183

Total liabilities and stockholders’ equity	$7,269	$8,208

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited; in thousands except per share amounts)

	Three months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Revenues:
License fee revenue	$-	$-	$2,500	$-
Collaboration revenue	-	74	59	307
Royalty revenue	83	39	226	86
Product sales, net	-	105	107	306
Total revenues, net	83	218	2,892	699

Cost and expenses:
Cost of sales (excluding inventory provisions)	-	108	128	309
Inventory provisions	-	-	-	26
Research and development	1,077	841	2,808	3,258
Selling, marketing, general and administrative	1,068	1,338	3,427	5,392
Total costs and expenses	2,145	2,287	6,363	8,985

Operating loss	(2,062)	(2,069)	(3,471)	(8,286)

Non-operating income (expense):
Interest and investment income	1	11	3	59
Interest expense (Note 10)	(139)	(215)	(476)	(697)
Other income (expense)	-	23	-	2
Total other expense, net	(138)	(181)	(473)	(636)

Loss before provision for income taxes	(2,200)	(2,250)	(3,944)	(8,922)
Provision for income taxes	-	-	-	-
Net loss	$(2,200)	$(2,250)	$(3,944)	$(8,922)

Other comprehensive income:
Unrealized (losses) gains on securities	-	(26)	-	65
Comprehensive loss	$(2,200)	$(2,276)	$(3,944)	$(8,857)

Loss per share:
Basic	$(0.12)	$(0.19)	$(0.27)	$(0.75)
Diluted	$(0.12)	$(0.19)	$(0.27)	$(0.75)
Weighted average shares outstanding:
Basic	16,686	11,880	14,147	11,858
Diluted	16,686	11,880	14,147	11,858

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED STOCKHOLDERS' EQUITY

(Unaudited; in thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2017	11,834	$118	$375,763	$(374,698)	$1,183

Net loss	-	-	-	(3,944)	(3,944)

Share-based compensation	-	-	353	-	353

Issuance of shares and warrants under private placement	8,913	89	3,911		4,000

Net distribution of common stock pursuant to restricted stock unit award plan	49	1	7	-	8

Balance at September 30, 2017	20,796	$208	$379,539	$(378,642)	$1,600

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(3,944)	$(8,922)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	68	104
Provision to reduce inventory to net realizable value	-	26
Provision for sales returns	49	83
Share-based compensation	353	450
Amortization of debt discount and deferred debt issue costs	79	113
Amortization of bond premium in marketable securities	-	31
Amortization of intangible asset	155	155
(Gain) loss on disposal of machinery and equipment	(3)	2
(Gain) loss on sales of marketable securities	-	(2)
Change in assets and liabilities:
Trade accounts receivable, net	23	(24)
Collaboration revenue receivable	79	(27)
Royalty receivable	(15)	(30)
Accrued investment income	-	37
Inventories	103	(174)
Prepaid expenses and other current assets	(174)	4
Other assets	-	175
Accounts payable	50	293
Accrued expenses	187	170
Accrued interest	135	176
Other current liabilities	17	17
Sales returns liability	(50)	-
Net cash used in operating activities	(2,888)	(7,343)
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	-	10,873
Proceeds from transfer of equipment to licensee	103	-
Proceeds from transfer of inventory to licensee	206	-
Capital expenditures	-	(72)
Net cash provided by investing activities	309	10,801
Cash Flows from Financing Activities:
Principal payments on debt	(1,815)	(1,671)
Issuance of common stock	4,000	-
Net cash provided by (used in) financing activities	2,185	(1.671)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(394)	1,787
Cash, cash equivalents, and restricted cash at beginning of period	5,181	2,485
Cash, cash equivalents, and restricted cash at end of period	$4,787	$4,272

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on term loan with Oxford Finance LLC	$262	$407
Income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited; in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2017	September 30, 2016
	(in thousands)
Cash and cash equivalents	$4,787	$1,772
Restricted cash equivalents	-	2,500
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$4,787	$4,272

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION

Principal Operations

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “We”, or “Our”) is a specialty pharmaceutical company engaged in the research and development of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Aversion® and Limitx™ Technologies are intended to address methods of product tampering associated with opioid abuse while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine into methamphetamine.

•	Our Limitx Technology, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. We have completed two clinical studies of various product formulations utilizing immediate-release hydromorphone HCl and one clinical study using immediate-release hydrocodone bitartrate and acetaminophen. We plan to conduct another dose ranging study for immediate-release hydrocodone bitartrate and acetaminophen to commence in the fourth quarter of 2017, with topline results expected in the first quarter of 2018. The FDA has designated the development program for immediate-release hydromorphone HCl as Fast Track, which is designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. However, we intend to advance immediate-release hydrocodone bitartrate and acetaminophen as a lead Limitx product candidate due to its larger market size and its known prevalence of oral excessive tablet abuse.

•	Our Aversion Technology incorporates gelling ingredients and irritants into tablets to discourage abuse by snorting and provide barriers to abuse by injection. Aversion is used in Oxaydo® Tablets (oxycodone HCl, CII), and is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (collectively, “Egalet”) pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo®. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. Egalet launched Oxaydo in the United States late in the third quarter of 2015. (see Note 3).

•	Our Impede Technology is a proprietary mixture of inactive ingredients that prevents the extraction of pseudoephedrine, or PSE, from tablets using known extraction methods and disrupts the direct conversion of PSE from tablets into methamphetamine. Impede is used in Nexafed® Tablets (30mg pseudoephedrine HCl) and Nexafed® Sinus Pressure + Pain Tablets (30/325mg pseudoephedrine HCl and acetaminophen), and those Nexafed products were launched by us into the United States market in December 2012 and February 2015, respectively. We have multiple PSE products in development utilizing our Impede Technology. On March 16, 2017, we and MainPointe Pharmaceuticals, LLC (“MainPointe”) entered into a License, Commercialization and Option Agreement (“MainPointe Agreement”) pursuant to which we granted MainPointe an exclusive license to our Impede technology in the United States and Canada to commercialize our Nexafed products. The MainPointe Agreement also grants MainPointe the option to expand the licensed territory to the European Union, Japan and South Korea and to add additional pseudoephedrine-containing products utilizing our Impede Technology. (see Note 3). MainPointe is controlled by John Schutte, who became our largest shareholder pursuant to a private placement transaction completed in July 2017.

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. At September 30, 2017, we had cash and cash equivalents of $4.8 million, working capital of $1.0 million and an accumulated deficit of $378.6 million. We had loss from operations of $3.5 million and a net loss of $3.9 million for the nine months ended September 30, 2017. Historically, we have suffered annual losses from operations and have not generated or have generated limited annual positive cash flows from operations. We expect our cash and cash equivalents will be sufficient to fund the development of our products and our related operating expenses only into April 2018.

Our term loan agreement with Oxford contains customary affirmative and negative covenants. One such covenant is that the Company must submit on an annual basis to Oxford, within 120 days after the end of its fiscal year, audited consolidated financial statements, together with an unqualified audit opinion from an independent registered public accounting firm, or the Unqualified Audit Opinion Covenant. Per the term loan agreement an audit opinion with an explanatory paragraph noting substantial doubt about the Company’s ability to continue in business (the “going concern opinion”) is deemed to violate the Unqualified Audit Opinion Covenant. Failure to comply with the Unqualified Audit Opinion Covenant is a breach of the term loan agreement and unless such covenant or breach is waived, Oxford would have the option of accelerating the debt under the term loan agreement and initiating enforcement collection actions, foreclosing on collateral (which includes most assets of the Company) and, among other things, preventing the Company from using any funds in its bank or securities accounts. On March 16, 2017, we and Oxford entered into a third amendment to the Loan Agreement, or the Third Amendment. Pursuant to the Third Amendment (i) we granted Oxford a lien on our intellectual property, (ii) Oxford provided a waiver of compliance with the Unqualified Audit Opinion Covenant in connection with our receipt of our auditor’s going concern opinion for our 2016 financial statements and (iii) Oxford consented to the terms of the MainPointe Agreement. There can be no assurance, however, that Oxford will grant a similar waiver of compliance with the Unqualified Audit Opinion Covenant in connection with our receipt of our auditor’s opinion relating to our 2017 financial statements.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. To fund further operations and product development activities beyond April 2018, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. The Company intends to explore a variety of capital raising and other transactions to provide additional funding to continue operations. These include potential private offerings of common stock to accredited and/or institutional investors, and licensing transactions with pharmaceutical company partners for our proprietary technologies, including Limitx. We are actively seeking a licensing partner for our Limitx technology, with the objective of receiving an upfront license fee, development milestone payments and royalties on the net sales of products utilizing the Limitx technology, similar to the Egalet Agreement. We are also exploring licensing or selling select assets and intellectual property in an effort to raise capital and reduce operating expenses. Finally, the Company is evaluating the potential for a strategic transaction which may involve the Company being acquired in a merger or asset purchase transaction. No assurance can be given that we will be successful in completing any one or more of such transactions on acceptable terms, if at all, or if completed, that such transactions will provide payments to the Company sufficient to fund continued operations. In the absence of the Company’s completion of one or more of such transactions, there will be substantial doubt about the Company’s ability to continue as a going concern and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis, to maintain existing financing and to succeed in its future operations. The Company’s financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The standard is effective for us on January 1, 2018, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative accounting effect of initially adopting ASU 2014-09 to be recognized on January 1, 2018. We have determined the transition method we will utilize to adopt the standard for use in 2018 to be the modified retrospective approach.

Under the modified retrospective method, we will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings account along with having additional footnote disclosures. The comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. In order to evaluate the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and related disclosures, we have initiated a comprehensive review of revenues. We have identified four significant contracts that will need to be evaluated under the standard. We are reviewing these four contracts and agreements to identify significant performance obligations and other factors to determine what impact the adoption of the standard will have on our consolidated financial statements and related disclosures. We are reviewing our current accounting policies, procedures and controls with respect to these contracts and arrangements to determine what changes, if any, may be required by the adoption of ASU 2014-09.We expect to complete our evaluation prior to the filing of, and make disclosures in, the 2017 Form 10-K. Additional disclosures will be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which establishes a comprehensive new lease accounting model. The new standard will require most leases (with the exception of leases with terms of one year or less) to be recognized on the balance sheet as a lease liability with a corresponding right-of-use asset. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018 but early adoption is permitted. The new standard must be presented using the modified retrospective transition method existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. Upon adoption, operating leases will be reported on the balance sheet as a gross-up of assets and liabilities. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements and related footnote disclosures.

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

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies existing guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows by addressing specific cash flow issues in an effort to reduce diversity in practice, including guidance on debt prepayment or extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company expects that the standard will not have an impact on the Company’s consolidated financial statements and related footnote disclosures.

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 eliminates from Topic 740, Income Taxes, the recognition exception for intra-entity asset transfers other than inventory so that an entity’s consolidated financial statements reflect the current and deferred tax consequences of those intra-entity asset transfers when they occur. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2017 but early adoption is permitted. The Company expects that the standard will not have an impact on the Company’s consolidated financial statements and related footnote disclosures.

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

MainPointe has the option to expand the licensed territory beyond the United States and Canada to the European Union (and the United Kingdom), Japan and South Korea for payments of $1.0 million, $500 thousand and $250 thousand, respectively. In addition, MainPointe has the option to add to the MainPointe Agreement certain additional products, or Option Products, containing PSE and utilizing the Impede technology for a fee of $500 thousand per product (for all product strengths). Such Option Products include the product candidate Loratadine with pseudoephedrine. If the territory has been expanded prior to the exercise of a product option, the option fee will be increased to $750 thousand per product. If the territory is expanded after the payment of the $500 thousand product option fee, a one-time $250 thousand fee will be due for each product. If a third party is interested in developing or licensing rights to an Option Product, MainPointe must exercise its option for that product or its option rights for such product will terminate.

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

Egalet Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer and the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our consolidated financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the agreement was terminated. During each of the three and nine months ended September 30, 2017 and 2016, we recorded amortization expense of approximately $52 thousand in each three month period and approximately $155 thousand in each nine month period, respectively. Annual amortization of the patent for years 2017 through 2021 is expected to approximate $208 thousand.

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

NOTE 4 - REVENUE RECOGNITION

License Fee Revenue

On signing the MainPointe Agreement in March 2017, MainPointe paid us an upfront licensing fee of $2.5 million. The payment was non-refundable and non-creditable when made and we had no further requirements to earn the payment. The amount was recognized as revenue when received (see Note 3).

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

Collaboration Revenue

Collaboration revenue is derived from research and development services we provide from time to time and are recognized when those services are incurred pursuant to the agreements.  The ongoing research and development services being provided under the collaboration are priced at fair value based upon the service’s hourly rates pursuant to the collaboration agreement. We did not have collaboration revenue for the three months ended September 30, 2017 and recognized $74 thousand of revenue for the three months ended September 30, 2016. We recognized $59 thousand and $307 thousand of collaboration revenue during the nine months ended September 30, 2017 and 2016, respectively.

Royalty Revenue

In connection with our Collaboration and License Agreement with Egalet to commercialize Oxaydo tablets we are receiving a stepped royalty at percentage rates ranging from mid-single digits to double-digits based on Oxaydo net sales during each calendar year over the term of the agreement (excluding net sales resulting from any co-promotion efforts by us). We recognize royalty revenue each calendar quarter based on net sales reported to us by Egalet in accordance with the agreement. We recognized royalty revenue of $78 thousand and $39 thousand for the three months ended September 30, 2017 and 2016, respectively and $213 thousand and $86 thousand for the nine months ended September 30, 2017 and 2016, respectively. (see Note 3).

In connection with our License, Commercialization and Option Agreement with MainPointe, which occurred on March 16, 2017, we are receiving a royalty of 7.5% on net sales of the licensed products over the term of the agreement. Such royalty shall be payable for sales made during each calendar quarter and payment will be remitted within forty-five (45) days after the end of the quarter to which it relates. We have recorded royalties of $5 thousand and $13 thousand for the three months and nine months ended September 30, 2017, respectively. (see Note 3).

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

Shipping and Handling Costs

We record shipping and handling costs in selling expenses. As of mid-March 2017 we no longer manufacture, distribute or sell the Nexafed product line as the Company granted MainPointe an exclusive license to our Impede technology to commercialize our Nexafed products in the U.S. and Canada. The amounts recorded to selling expenses from the shipments of the Nexafed product line during each of the nine month periods ended September 30, 2017 and 2016 were not material.

NOTE 5 - RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) expenses include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research sites, and other activities. Internal R&D activity expenses include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, and share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. During 2015, we entered into a cancelable arrangement for contract manufacturing services on a project to integrate Impede 2.0 technology into our Nexafed 30mg tablet while moving supply to an alternate contract manufacturer. Approximately $50 thousand of services was remaining under this agreement at December 31, 2016. During the second quarter of 2017, this project was completed and our Impede 2.0 technology was integrated into Nexafed 30mg tablets. Also during the second quarter of 2017, we entered into a cancelable arrangement with a CRO for Study 401 and it was completed during the third quarter of 2017. Also during the third quarter of 2017 we entered into a cancelable arrangement for Study 300 and it was substantially completed at September 30, 2017. We did not have any remaining obligations under cancelable CRO arrangements at September 30, 2017. We did not have prepaid CRO costs nor did we have prepaid clinical trial study expenses at either September 30, 2017 or December 31, 2016.

NOTE 6 – INVENTORIES

We did not have inventories at September 30, 2017 as all our inventories were transferred to MainPointe under the MainPointe Agreement in March 2017. (See Note 3). Inventories at December 31, 2016 are stated at the lower of cost (first-in, first-out method) or net realizable value. We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Our purchases of ingredients and other materials required in our development and clinical trial activities are expensed as incurred.

Inventories at December 31, 2016 are summarized as follows:

December 31,
2016
(in thousands)
Raw and packaging materials	$98
Finished goods	243
Total	341
Less: reserve for finished goods	(32)
Net inventories	$309

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	598	598
Computer hardware and software	107	109
Machinery and equipment	275	568
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
Total	2,512	2,807
Less: impairment reserve	-	(82)
Less: accumulated depreciation	(1,813)	(1,858)
Net property, plant and equipment	$699	$867

The impairment reserve of $82 thousand at December 31, 2016 was for specific machinery and other equipment which was used in the production of our Nexafed product line and which was not conveyed to MainPointe under the MainPointe Agreement. During 2017, we applied the reserve against the disposal of these specific assets. We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Cost sharing expenses under license agreement	$274	$150
Other fees and services	80	47
Payroll, payroll taxes and benefits	114	116
Professional services	157	232
Clinical, non-clinical and regulatory services	236	131
Marketing, advertising, and promotion	-	10
Property taxes	15	16
Franchise taxes	14	1
Total	$890	$703

NOTE 9 – EQUITY FINANCING

On July 24, 2017, we completed a $4.0 million private placement with John Schutte (the “Investor”), consisting of 8,912,655 units (“Units) of the Company, at a price of $0.4488 per Unit (the “Transaction). Each Unit consists of one share of Common Stock and a Warrant to purchase one fifth (0.2) of a share of Common Stock. The issue price of the Units was equal to 85% of the average last sale price of our Common Stock for the five trading days prior to completion of the Transaction. The Warrants are immediately exercisable at a price of $0.528 per share (which equals the average last sale price of the Company’s Common Stock for the five trading days prior to completion of the Transaction) and expire five years after issuance (subject to earlier expiration in event of certain acquisitions). We have assigned a relative fair value of $495 thousand to the warrants out of the total $4.0 million proceeds from the private placement transaction and have accounted these warrants as equity. The Transaction was completed through a private placement to an accredited investor and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933.

Investor is a principal of MainPointe, a Kentucky limited liability company. In March 2017, we granted MainPointe an exclusive license to our Impede technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million plus approximately $425 thousand for transferred inventory and equipment. The Company will receive a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums.

As part of the closing of the Transaction, the Company, Essex Woodlands Health Ventures V, L.P. (“Essex”) and Galen Partners III, L.P. (“Galen”) amended and restated the existing Voting Agreement between the parties to provide for the Investor to join as a party (as so amended, the “Second Amended and Restated Voting Agreement”). The Second Amended and Restated Voting Agreement provides that our Board of Directors shall remain comprised of no more than seven members (subject to certain exceptions), (i) one of whom is the Company’s Chief Executive Officer, (ii) three of whom are independent under Nasdaq standards, and (iii) one of whom shall be designated by each of Essex, Galen and Investor. The right of each of Essex, Galen and Investor to designate one director to our Board will continue as long as he or it and their affiliates collectively hold at least 600,000 shares of our Common Stock (including warrants exercisable for such shares). Immanuel Thangaraj is the designee of Essex. Neither Galen nor Investor has designated a director.

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

The Company may voluntarily prepay the Term Loan in full, but not in part, and any prepayment is subject to a prepayment premium equal to 1% of the principal prepaid. In addition, at the maturity, termination or upon voluntary or mandatory prepayment of the Term Loan the Company must pay the Lender an additional one-time interest payment of $795 thousand. We are accruing additional monthly interest expense over the term of the loan for this additional one-time interest payment using the loan’s effective cash interest rate. As of September 30, 2017 and December 31, 2016, we have accumulated and accrued $668 thousand and $559 thousand, respectively, of this additional interest.

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

Our debt at September 30, 2017 is summarized below (in thousands):

Current Debt	Current	Long-term	Total
Balance at Jan. 1, 2017	$2,521	$2,979	$5,500
Principal payments	(1,815)	-	(1,815)
Classification	2,211	(2,211)	-
Balance at Sept. 30, 2017	$2,917	$768	$3,685

Debt Discount	Current	Long-term	Total
Balance at Jan. 1, 2017	$(98)	$-	$(98)
Classification	98	(98)	-
Amortization expense	-	52	52
Balance at Sept. 30, 2017	$-	$(46)	$(46)

Deferred Debt Issuance Costs	Current	Long-term	Total
Balance at Jan. 1, 2017	$(47)	$-	$(47)
Classification	47	(47)	-
Amortization expense	-	27	27
Balance at Sept. 30, 2017	$-	$(20)	$(20)

Current Debt, net at Sept. 30, 2017	$2,917	$702	$3,619

Our interest expense for the three and nine months ended September 30, 2017 and 2016 consisted of the following (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
Interest expense:	2017	2016	2017	2016
Term loan	$116	$180	$397	$584
Debt discount	15	23	52	74
Debt issue costs	8	12	27	39
Total interest expense	$139	$215	$476	$697

The remaining annual principal payments of the debt outstanding at September 30, 2017 are as follows:

Remaining Annual Principal Payments
Year	(in thousands)
2017	$707
2018	2,978
Total	$3,685

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables from trade, royalties and collaboration, trade accounts payable, and our long-term debt. The carrying amounts of these financial instruments, other than our long-term debt, are representative of their respective fair values due to their relatively short maturities.

NOTE 12 - COMMON STOCK WARRANTS

At September 30, 2017 and 2016, we have outstanding common stock purchase warrants as follows (in thousands except price data):

	Nine months Ended September 30,
	2017		2016
	Number	WAvg Exercise Price	Number	WAvg Exercise Price
Outstanding, Jan. 1	60	$2.52	60	$2.52
Issued	1,783	0.53	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Modification	-	-	-	-
Outstanding, Sept. 30	1,843	$0.59	60	$2.52

In connection with the issuance of the $10.0 million secured promissory notes in December 2013, we issued common stock purchase warrants (“warrants”) exercisable for 60 thousand shares of our common stock having an exercise price of $2.52 per share (after giving effect to our one-for-five reverse stock split) with an expiration date in December 2020. See Note 10 for a discussion of the reduction of the exercise price of these warrants to $2.52 per share. These warrants contain a cashless exercise feature.

As part of our July 2017 private placement transaction, we issued warrants to purchase 1,782,531 shares of our common stock. The Warrants are immediately exercisable at a price of $0.528 per share and expire five years after issuance. We have assigned a relative fair value of $495 thousand to the warrants out of the total $4.0 million proceeds from the private placement transaction and have accounted these warrants as equity.

NOTE 13 - SHARE-BASED COMPENSATION

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

Our non-cash share-based compensation expense recognized in the Company’s results of operations from all types of issued instruments comprised the following (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Research and development expense:
Stock options	$38	$43	$106	$128
Restricted stock units	-	-	-	-
Subtotal	$38	$43	$106	$128

General and administrative expense:
Stock options	$52	$77	$158	$232
Restricted stock units	30	30	89	90
Subtotal	$82	$107	$247	$322

Total	$120	$150	$353	$450

Stock Option Award Plans

We maintain various stock option plans. A summary of our stock option plan activity during the nine month periods ending September 30, 2017 and 2016 is shown below:

	Nine Months Ended September 30,
	2017		2016
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, Jan. 1	1,397	$13.57	1,198	$15.67
Granted	185	0.31	-	-
Exercised	(1)	(0.92)	-	-
Forfeited or expired	87	6.48	-	-
Outstanding, Sept. 30	1,494	$12.33	1,198	$15.67
Options exercisable	1,176	$15.46	1,000	$18.37

The following table summarizes information about nonvested stock options outstanding at September 30, 2017 (in thousands except price data):

	Number of Options Not Exercisable	Weighted Average Fair Value
Outstanding, Jan. 1, 2017	335	$1.18
Granted	185	0.31
Vested	(188)	1.36
Forfeited	(14)	1.05
Outstanding, Sept. 30, 2017	318	$0.58

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

There was no intrinsic value of any option awards vested and outstanding at either September 30, 2017 or 2016. The total remaining unrecognized compensation cost on unvested option awards outstanding at September 30, 2017 was $174 thousand, and is expected to be recognized in operating expenses in varying amounts over the 14 months remaining in the requisite service periods.

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

A summary of the grants under the RSU Plans consisted of the following:

	Nine months Ended September 30,
	2017		2016
	(in thousands)
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	91	91	45	45
Granted	238	-	88	-
Distributed	(67)	(67)	(42)	(42)
Vested	-	178	-	66
Forfeited or expired	-	-	-	-
Outstanding, Sept. 30	262	202	91	69

Our 2014 RSU Plan was approved by shareholders on May 1, 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of September 30, 2017, we had 3 thousand shares available for award under the 2014 RSU Plan.

Information about the awards under the 2014 RSU Plan is as follows:

•	On January 2, 2015, we awarded approximately 10 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2015. The RSU awards subject to cash settlement are subject to marked-to market accounting. Distributions of stock under the January 2, 2015 award cannot be deferred until a later date and the stock under such awards were distributed on January 4, 2016.
•	On January 4, 2016, we awarded approximately 22 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2016. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting and the liability recorded in the Company’s balance sheet as an estimate for such cash settlement was $27 thousand at December 31, 2016. Distributions of stock under the January 4, 2016 award are generally distributed on the first business day of the year after vesting, but such distribution can be deferred until a later date at the election of the non-employee director.
•	On January 3, 2017, we awarded approximately 60 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2017. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting and the liability recorded in the Company’s balance sheet as an estimate for such cash settlement was $36 thousand at September 30, 2017. Distributions of stock under the January 3, 2017 award are generally distributed on the first business day of the year after vesting, but such distribution can be deferred until a later date at the election of the non-employee director.

Information about the distribution of shares under the 2014 RSU Plan is as follows:

•	On January 4, 2016, 1 thousand RSUs from the May 1, 2014 award and 41 thousand RSUs from the January 2, 2015 award were distributed. There are 2 thousand RSUs from the May 1, 2014 award which remain deferred until a future distribution date. Of the 42 thousand RSUs distributed, 33 thousand RSUs were distributed in common stock and 9 thousand RSUs were settled in cash.
•	On January 3, 2017, 1 thousand RSUs from the May 1, 2014 award and 66 thousand RSUs from the January 4, 2016 award were distributed. There are 1 thousand RSUs from the May 1, 2014 award and 22 thousand RSUs from the January 4, 2016 award which remain deferred until a future distribution date. Of the 67 thousand RSUs distributed, 49 thousand RSUs were distributed in common stock and 18 thousand RSUs were settled in cash.

NOTE 14 – INCOME TAXES

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both September 30, 2017 and December 31, 2016, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss (“NOL”) carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized. We have approximately $47.2 million federal income tax benefits at December 31, 2016 derived from $138.8 million Federal NOLs at the U.S. statutory tax rate of 34% and $2.1 million state NOLs, available to offset future taxable income, some of which already have limitations for future use as prescribed under IRC Section 382. Our Federal and State NOLs will expire in varying amounts between 2017 and 2036 if not used, and those expirations will cause fluctuations in our valuation allowances. We believe our equity financing transaction on July 24, 2017 under IRS Section 382 appears to have triggered further limitation on all the NOLs available to us for future use. As of December 31, 2016 we had federal research and development tax credits of approximately $1.2 million, which expire in the years 2024 through 2034 if gone unused. We also had approximately $0.2 million of Indiana state research and development tax credits, which will expire in 2017 if gone unused.

NOTE 15 – EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested Restricted Stock Units (“RSUs”) (see Note 13). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, common stock purchase warrants and nonvested RSUs, assuming the exercise of all in-the-money stock securities. The weighted-average common shares outstanding computation for Diluted EPS is not impacted during any period where the exercise price of the security is greater than the period’s average market price of our common stock. Common stock equivalents are excluded from the Diluted EPS where their inclusion would be anti-dilutive. No such adjustments were made for either 2017 or 2016 as the Company reported a net loss for the three and nine month periods, and including the effects of the common stock equivalents in the Diluted EPS calculations would have been antidilutive.

A reconciliation of the numerators and denominators of Basic and Diluted EPS consisted of the following (in thousands except per share data):

	Three months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
EPS – basic and diluted
Numerator: net loss	$(2,200)	$(2,250)	$(3,944)	$(8,922)
Denominator (weighted):
Common shares	18,544	11,834	14,103	11,833
Vested RSUs	142	46	44	25
Basic and diluted weighted average shares outstanding	16,686	11,880	14,147	11,858
EPS – basic and diluted	$(0.12)	$(0.19)	$(0.27)	$(0.75)
Excluded securities (non-weighted):
Common shares issuable:
Stock options	1,494	1,198	1,494	1,198
Nonvested RSUs	60	22	60	22
Common stock purchase warrants	1,843	60	1,843	60
Total excluded common shares	3,397	1,280	3,397	1,280

NOTE 16 – RELATED PARTY TRANSACTIONS

On July 24, 2017, we completed a $4.0 million private placement with John Schutte (the “Investor”), consisting of 8,912,655 units (“Units”) of the Company, at a price of $0.4488 per Unit (the “Transaction”).

Investor is a principal of MainPointe, a Kentucky limited liability company. In March 2017, we granted MainPointe an exclusive license to our Impede technology to commercialize Nexafed® and Nexafed® Sinus Pressure + Pain in the United States and Canada for an upfront licensing fee of $2.5 million plus approximately $425 thousand for transferred inventory and equipment. The Company will receive a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported revenue for the three and nine months ended September 30, 2017 is $5 thousand and $13 thousand, respectively, of royalty revenue from MainPointe (See Note 3).

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

In Pennsylvania, on November 18, 2011, the trial court denied Generic Defendants’ dispositive preemption motions, without prejudice. In July 2013, the Pennsylvania Superior Court issued an adverse decision, and a subsequent appeal to the Pennsylvania Supreme Court was denied. On December 16, 2014, the Generic Defendants filed a Joint Petition for Certiorari with the United States Supreme Court captioned Teva Pharmaceuticals USA, Inc. et al. v.  Dorothy Bentley, et al., No. 14-711 (U.S.) seeking reversal of the Pennsylvania state court decision.  On April 27, 2015, the U.S. Supreme Court denied this Petition and this matter was returned to the trial court for further proceedings. From July, 2015 to date, the court has taken procedural steps to narrow this litigation, including requests for plaintiffs to voluntarily discontinue cases, such as those filed against us, where there is no case-specific product identification. The trial court proceedings were stayed on January 12, 2017. On June 15, 2017, a Stipulation of Dismissal without prejudice was entered as to nearly all of the Pennsylvania cases pending against us.  We expect that the remaining few cases will be dismissed based on lack of product identification and the Court will finally dismiss the Pennsylvania-based litigation against us with prejudice within the next several months. Legal fees related to this matter are currently covered by our insurance carrier.

In California, the trial court entered a May 25, 2012 Order denying Generic Defendants’ dispositive preemption motions. The Generic Defendants’ appeals from this order were denied by the California appellate courts. In May 2014, the California Court denied a subsequent demurrer and motion to strike seeking dismissal of plaintiffs’ manufacturing defect and defective product claims to the extent that they are barred by federal preemption based upon the June 2013 Bartlett decision.  Thus far, we and most Generic Defendants have not been required to file answers or other responsive pleadings in each individual case in which they are named defendants. On May 24, 2016, the Court entered an Order approving a stipulation which stays the individual cases against us and provides for an agreed upon dismissal protocol for all cases where there is a lack of product identification. On January 13, 2017, the Court also entered a general stay of this entire litigation. To date, none of these plaintiffs have confirmed they ingested any of the generic metoclopramide manufactured by us.  Plaintiffs are proceeding to resolve all of their claims with co-defendants. Therefore, upon completion of this process, we expect that the lawsuits filed against us will be dismissed voluntarily with prejudice. Legal fees related to this matter are currently covered by our insurance carrier.

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of September 30, 2017 and we are presently unable to determine if any potential loss would be covered by our insurance carrier.

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

In accordance with the Egalet Agreement, we and Egalet have formed a joint steering committee to coordinate commercialization strategies and the development of product line extensions. Egalet is responsible for the fees and expenses relating to the Oxaydo NDA and product line extensions of Oxaydo, provided that Egalet will pay a substantial majority of the expenses and we will pay for the remaining fees and expenses relating to (i) annual NDA PDUFA product fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States. Egalet will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Egalet is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Egalet will have final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Egalet may develop Oxaydo for other countries and in additional strengths, in its discretion. At September 30, 2017 and December 31, 2016, we have accrued approximately $274 thousand and $150 thousand, respectively, of these potential cost sharing reimbursable expenses under the Egalet Agreement.

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

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to:

•	our ability to fund or obtain funding for our continuing operations, including the development of our products utilizing our Limitx and Impede technologies;
•	our ability to remain in compliance with our obligations under our term loan with Oxford Finance LLC, or to obtain a waiver from Oxford Finance LLC for our failure to comply with our covenants contained in such term loan agreement;

•	the expected results of clinical studies relating to LTX-03 or any successor product candidate, the date by which such studies will be complete and the results will be available and whether LTX-03 will ultimately receive FDA approval;
•	whether Limitx will retard the release of opioid active ingredients as dose levels increase;
•	whether we will be able to reformulate LTX-03 or any successor product candidate, to provide an efficacious level of drug when one or two tablets are taken;
•	whether a reformulated Limitx formulation that achieves an efficacious level of drug will continue to demonstrate acceptable abuse deterrent performance;
•	whether we will be able to reformulate LTX-03 or any successor product candidate, to improve its abuse deterrent performance;
•	whether the extent to which products formulated with the Limitx technology deter abuse will be determined sufficient by the FDA to support approval or labelling describing abuse deterrent features;
•	whether our Limitx technology can be expanded into extended-release formulations;
•	our and our licensee’s ability to successfully launch and commercialize our products and technologies, including Oxaydo® Tablets and our Nexafed® products;
•	the pricing and price discounting that may be offered by Egalet for Oxaydo;
•	the results of our development of our Limitx Technology;
•	our or our licensees’ ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;
•	the market acceptance of, timing of commercial launch and competitive environment for any of our products;
•	expectations regarding potential market share for our products;
•	our ability to develop and enter into additional license agreements for our product candidates using our technologies;
•	our exposure to product liability and other lawsuits in connection with the commercialization of our products;
•	the increasing cost of insurance and the availability of product liability insurance coverage;
•	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;
•	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;
•	whether the FDA will agree with or accept the results of our studies for our product candidates;
•	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet over-the-counter (“OTC”) Monograph standards, as applicable;
•	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;
•	changes in regulatory requirements;
•	adverse safety findings relating to our commercialized products or product candidates in development;
•	whether the FDA will agree with our analysis of our clinical and laboratory studies;
•	whether further studies of our product candidates will be required to support FDA approval;
•	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and whether we will be able to promote the features of our abuse discouraging technologies; and
•	whether Oxaydo or our Aversion and Limitx product candidates will ultimately deter abuse in commercial settings and whether our Nexafed products and Impede technology product candidates will disrupt the processing of pseudoephedrine into methamphetamine.

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

Company Overview

We are a specialty pharmaceutical company engaged in the research and development of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Aversion® and Limitx™ Technologies are intended to address methods of abuse associated with opioid analgesics while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine, or PSE, into methamphetamine. Oxaydo Tablets (oxycodone HCl, CII), which utilizes the Aversion Technology, is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation, or collectively Egalet, pursuant to which we exclusively licensed to Egalet worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the U. S. Food and Drug Administration, or FDA, for marketing in the United States in 5mg and 7.5mg strengths. Egalet launched Oxaydo in the United States late in the third quarter of 2015.

We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have an additional pseudoephedrine product in development utilizing our Impede Technology. On March 16, 2017, we and MainPointe Pharmaceuticals, LLC (“MainPointe”), entered into a License, Commercialization and Option Agreement (“MainPointe Agreement”), pursuant to which we granted MainPointe an exclusive license to our Impede technology in the U.S. and Canada to commercialize our Nexafed products. The MainPointe Agreement also grants MainPointe the option to expand the licensed territory to the European Union, Japan and South Korea and to add additional pseudoephedrine-containing products utilizing our Impede technology.

Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. We have completed three clinical studies of various product formulations utilizing the Limitx technology which have demonstrated that maximum drug blood levels (Cmax) are reduced when excess buffer is introduced but exhibits what we believe to be efficacious blood levels when no buffer are used. Studies AP-LTX-400, or Study 400, and AP-LTX-401, or Study 401, were open label, crossover design pharmacokinetic studies in healthy adult subjects of LTX-04 (immediate-release hydromorphone HCl) compared to a marketed comparator, or reference drug. Each of Study 400 and Study 401 demonstrated the Cmax was reduced by 50% to 65% when excessive buffer levels were ingested. Study AP-LTX-300, or Study 300, a parallel design pharmacokinetic buffer dose ranging study of LTX-03 (immediate-release hydrocodone bitartrate and acetaminophen) compared to a reference drug, demonstrated drug Cmax from LTX-03 in the presence of no buffer ingredient which are expected to provide therapeutic drug levels in the bloodstream for a single dosage, but that due to erratic release of the drug from the over-encapsulated tablets used in the Study, we were unable to reliably identify the precise buffer level for a single Limitx tablet. We plan to conduct another dose ranging study, AP-LTX-301, or Study 301, without using over-encapsulated tablets. We expect to commence Study 301 in the fourth quarter of 2017, with topline results expected in the first quarter of 2018. We believe the results of Study 301 will guide us on the final formulation of LTX-03 tablets, which will combine the hydrocodone micro-particles, acetaminophen and buffer ingredients into a single tablet. We also plan to identify a commercial manufacturer to assist in finalizing the LTX-03 formulation. The FDA has designated the development program for LTX-04 as Fast Track, which is designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. However, we intend to advance LTX-03 as a lead Limitx product candidate due to its larger market size and its known prevalence of oral excessive tablet abuse.

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

We have a development program to develop an extended-release version of our Impede Technology to capitalize on higher sales products in the category. We also have investigated new technologies that would improve on our meth-resistant capabilities. On March 23, 2015, we announced preliminary top line results from our pilot clinical study demonstrating bioequivalence of our Nexafed extended release tablets to Johnson & Johnson’s Sudafed® 12-hour Tablets. In October 2016, we received FDA recommendations on our meth-resistant testing protocols for our Nexafed extended release tablets which utilizes our Impede 2.0 enhanced meth-resistant technology. Our Impede 2.0 Technology has demonstrated, in the direct conversion, or “one-pot”, methamphetamine conversion process performed by an independent pharmaceutical services company, the ability to reduce meth-yields, on average, by 75% compared to Sudafed® Tablets. We can now scale-up our manufacture batch size at a contract manufacturer which will allow us to submit an IND to the FDA for our Nexafed extended release tablets, however, we have not yet committed to that level of development. We are also finalizing the formulation of a Loratadine/PSE extended-release combination product utilizing our Impede technology.

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

The FDA’s 2015 Guidance singles out immediate-release combination products with acetaminophen as being predominately abused by the oral route and that reducing nasal snorting of these products may not be meaningful. The initial Limitx formulation (LTX-04) utilizes hydromorphone as its sole active ingredient. We are redirecting our development focus from LTX-04 to a hydrocodone/APAP product candidate utilizing our Limitx Technology (LTX-03).

Development of our LTX-04 was supported by a $300 thousand grant by the National Institute on Drug Abuse of the National Institutes of Health for Phase I development, which entailed the development of an optimized formulation suitable for commercial manufacture and human testing.

NIDA Disclaimer: Research on LTX-04 was supported by the National Institute on Drug Abuse of the National Institutes of Health under Award Number R44DA037921. The results and content of any such research is solely the responsibility of Acura and does not necessarily represent the official views of the National Institutes of Health.

The LTX-04 development program is also designated as Fast Track by the FDA for its potential to address an unmet medical need.

Limitx Technology Products in Development

We have the following products in development utilizing our Limitx Technology:

Limitx Technology Product	Status
Immediate-release hydromorphone HCI (LTX-04)	Two Phase I exploratory pharmacokinetic studies completed
Immediate-release hydrocodone bitartrate with acetaminophen (LTX-03)	Initial buffer dose ranging study completed October 2017 Follow on dose ranging study expected to commence Q4 2017
Immediate-release oxycodone HCl (LTX-01) & (LTX-02)	Formulation development in process
Immediate-release non-opioid drug (LTX-09)	Formulation development in process

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

The topline results from Study 400 demonstrated that a single tablet dose delivered a Cmax of 45% and 50% lower than the reference drug for LTX-04S and LTX-04P, respectively. For an 8 tablet dose, the Cmax for LTX-04P was 59% lower than the reference drug. Doses between 1 and 8 tablets had similar reduction in Cmax compared to the reference. The extent of drug absorption, measure by area under the curve (AUC) was consistent between the Limitx products and the reference.

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

Study 401

Our second LTX-04 clinical study, or Study 401, also was a two cohort, open label, crossover design pharmacokinetic study in fasted, health adult subjects. Study 401 utilized a modified LTX-04 formulation containing micro-particles intended to improve drug delivery with one and two tablet dosing (LTX-04P3). Study 401 measured the rate and extent of absorption of the active drug ingredient into the blood stream with the Cmax typically associated with an increase in drug abuse. 27 subjects completed Cohort 1 swallowing a single dose tablet of LTX-04 compared to a generic hydromorphone tablet. 13 subjects completed Cohort 2 swallowing 7 LTX-04 and generic tablets doses. 15 subjects followed an undisclosed, exploratory protocol.

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

The topline results from Study 401 demonstrated that Cmax for a one tablet LTX-04P3 dose was approximately 50% less than the active comparator. The Cmax for the 7 tablet LTX-04P3 dose was 65% below the comparator. Study 401 also included a 7 tablet dose of LTX-04P3 taken simultaneously with an agent known to increase gastric emptying time (i.e. increase retention time of the ingredients in the stomach) which demonstrated an increase in Tmax (time of Cmax) of over 1 hour compared to LTX-04P3 taken without this agent. Since the micro-particles used in Study 401 release drug much faster than the micro-particles used in Study 400, we have concluded that the buffer levels used in both studies were excessive and is retarding the release of drug even with a single dose. Also, given that manipulating the duration of stomach acidity with a gastric emptying agent produced a significant increase in Tmax which is indicative of a delayed release of drug from LTX-04P3, we concluded the Limitx micro-particles are working as designed in that when we neutralize the stomach acid we are slowing the release of drug and subsequent absorption of drug into the blood stream.

We believe the results from Study 400 and 401 indicate the micro-particle are working as designed but that we used too much buffer for even a single tablet and did not achieve full release of the drug at a 1 tablet dose.

Study 300

Study 300 was a parallel design, open label, pharmacokinetic buffer dose ranging study in 56 in fasted healthy subjects. Study 300 was a single dose of LTX-03 (10mg of hydrocodone bitartrate in Limitx micro-particles and 325mg of acetaminophen) without any buffering capacity compared to the reference drug, Norco®. A buffering component, that contained a fraction of the buffering capacity that we have previously used in testing LTX-04, was included with the LTX-03 active component with an incremental number of buffering units from 0 (no buffer) to 5 buffer doses. All study drug, including the reference, was over-encapsulated to allow dosing multiple Limitx test articles simultaneously to replicate the action of a single tablet dose. The goal of Study 300 was to identify the highest buffer level that allows for a full release of hydrocodone at a single tablet dose relative to the positive control before the LIMITx buffering effect is observed. Acetaminophen blood levels were also analyzed and compared to the positive control.

Study 300 demonstrated rapid release of drug from the micro-particle formulation, providing expected therapeutic drug levels in the bloodstream for a single dose, but that due to erratic release of the drug from the over-encapsulated tablets used in the Study, we were unable to reliably identify the precise buffer level for a single Limitx tablet. A single LTX-03 dose formulated without any buffer achieved a Cmax of hydrocodone of 82% of the reference drug. Comparatively, the Cmax of acetaminophen in LTX-03 from the same non-buffered dose was 63% of the reference drug. The acetaminophen Cmax was 100% of the reference drug across all doses in Study 300 indicating the non-buffered Limitx cohort was apparently unduly affected by the over-encapsulation. We observed the time to maximum blood concentration (Tmax) for the over-encapsulated reference drug as compared to published standards was 60 (183%) minutes and 50 (188%) minutes longer for hydrocodone and acetaminophen, respectively.

We plan to conduct another dose ranging study, AP-LTX-301, or Study 301, without using over-encapsulated tablets. We expect to commence Study 301 in the fourth quarter of 2017, with topline results expected in the first quarter of 2018. We believe the results of Study 301 will guide us on the final formulation of LTX-03 tablets, which will combine the hydrocodone micro-particles, acetaminophen and buffer ingredients into a single tablet. We also plan to identify a commercial manufacturer to assist in finalizing the LTX-03 formulation.

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

The 2016 market for immediate-release oxycodone products was 20.1 million dispensed prescription or 1.7 billion tablets. The current market is predominately serviced by generic formulations that contain no abuse deterrent features and sell for approximately $0.10 to $0.40 per tablet, depending on strength. Immediate-release opioids are prescribed by a broad cross-section of healthcare providers including primary care physicians, surgeons and pain specialists. We believe Oxaydo, given its differentiated label compared to generic products, can offer an alternative for opioid prescribing physicians concerned with the abuse or diversion for abuse of their prescriptions even at premium pricing to generics.

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

Although we believe these abuse deterrent characteristics differentiate Oxaydo from older immediate-release oxycodone products currently on the market, consistent with FDA guidance which requires epidemiology studies to support a claim of abuse deterrence, the clinical significance of the difference in drug liking and difference in response to taking the drug again in this study has not been established. There is no evidence that Oxaydo has a reduced abuse liability compared to immediate release oxycodone. We and Egalet have a post-approval commitment with the FDA to perform an epidemiology study to assess the actual impact on abuse of Oxaydo tablets.

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

Egalet paid us an upfront payment of $5.0 million upon signing of the Egalet Agreement and a $2.5 million milestone in October 2015 in connection with the launch of Oxaydo. In addition, we will be entitled to a one-time $12.5 million milestone payment when worldwide Oxaydo net sales reach $150.0 million in a calendar year. In addition, we will receive from Egalet a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year (excluding net sales resulting from our co-promotion efforts). In any calendar year in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Egalet’s royalty payment obligations commenced on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to the Product). Royalties will be reduced upon the entry of generic equivalents, as well as for payments required to be made by Egalet to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

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

We have demonstrated in a pilot clinical study the bioequivalence of a formulation of our Nexafed extended release tablets utilizing our Impede 2.0 Technology to Sudafed® 12-hour Tablets. We have completed a project to integrate Impede 2.0 Technology into our commercially available Nexafed 30mg tablet while moving supply to an alternate contract manufacturer. We have completed process validation on this new formulation and we believe MainPointe launched the new formulation into the market in the 3rd quarter of 2017.

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

On signing the MainPointe Agreement, MainPointe paid us an upfront licensing fee of $2.5 million plus approximately $309 thousand for the net book value of inventory and equipment being transferred. The MainPointe Agreement also provides for our receipt of a 7.5% royalty on net sales of licensed products. The royalty payment for each product will expire on a country-by-country basis when the Impede® patent rights for such country have expired or are no longer valid; provided that if no Impede patent right exists in a country, then the royalty term for that country will be the same as the royalty term for the United States. After the expiration of a royalty term for a country, MainPointe retains a royalty free license to our Impede® technology for products covered by the Agreement in such country.

MainPointe has the option to expand the licensed territory beyond the United States and Canada to the European Union (and the United Kingdom), Japan and South Korea for payments of $1.0 million, $500 thousand and $250 thousand, respectively. In addition, MainPointe has the option to add to the MainPointe Agreement certain additional products, or Option Products, containing PSE and utilizing the Impede technology for a fee of $500 thousand per product (for all product strengths), including the product candidate Loratadine with pseudoephedrine. If the territory has been expanded prior to the exercise of a product option, the option fee will be increased to $750 thousand per product. If the territory is expanded after the payment of the $500 thousand product option fee, a one-time $250 thousand fee will be due for each product. If a third party is interested in developing or licensing rights to an Option Product, MainPointe must exercise its option for that product or its option rights for such product will terminate.

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

Impede Technology Products in Development

Given the fragmented nature of the PSE market with products containing multiple active ingredients, we are developing additional products for our Nexafed franchise:

Impede Technology Product	Status
Nexafed 30mg with Impede 2.0 Technology	Manufacturing validation complete. We believe MainPointe launched commercial shipments in third quarter of 2017.
Immediate-release pseudoephedrine HCl in combination with other cold and allergy active ingredients	Nexafed Sinus Pressure + Pain launched and licensed to MainPointe. Other formulations being considered.
Extended-release formulation utilizing Impede 2.0 Technology	Pilot pharmacokinetic testing demonstrated bioequivalence to Sudafed® 12-hour Tablets. Pre-IND meeting held with the FDA.
Extended-release combination products	Formulations being considered.
Loratadine with pseudoephedrine	Final formulation development in process.

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

Bayer Agreement

On June 15, 2015, we and Bayer entered into a License and Development Agreement, or the Bayer Agreement, pursuant to which we granted Bayer an exclusive worldwide license to our Impede® Technology for use in an undisclosed methamphetamine resistant pseudoephedrine-containing product and providing for the joint development of such product using our Impede Technology for the U.S. market. We received reimbursement of certain our development expenses, and were entitled to success-based development and regulatory milestone payments, and low mid-single digit royalties on the net sales of the developed product. On June 28, 2017, we received Bayer’s written notice terminating the Bayer Agreement. Bayer exercised its convenience termination right prior to the completion of our development obligations under the Bayer Agreement, which we believe is as a result of Bayer’s de-prioritization of development of the methamphetamine resistant PSE-containing product contemplated in the Agreement. As a result of the termination, MainPointe has the option to license such product in the U.S. and Canada upon payment to us of $500 thousand, together with royalty of 7.5% of net sales of such product, under the MainPointe Agreement.

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

Patents and Patent Applications

We have the following issued patent covering, among other things, our Limitx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033
9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033
9,662,393 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	May 2017	Nov. 2033
2,892,908 (CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
5,922,851 (JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	Jul. 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023
9,492,443 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Nov. 2016	Nov. 2023

We have the following additional issued patents relating to our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,476,402 (US)	Pharmaceutical compositions of certain combinations of kappa and mu opioid receptor agonists and other ingredients intended to deter opioid analgesic product misuse and abuse	Jan. 2009	Nov. 2023
8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	Jul. 2014	Nov. 2023
2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027
175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
1694260 (EUR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patent covering, among other things, our Nexafed product line and Impede 1.0 and 2.0 Technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032
9,757,466 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Sep. 2017	Feb. 2032
2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sep. 2030
2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sep. 2030
2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sep. 2030
218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jan. 2016	Sep. 2030

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

Company’s Present Financial Condition

At September 30, 2017, we had cash and cash equivalents of $4.8 million, compared to $2.7 million of unrestricted cash and cash equivalents at December 31, 2016. We had an accumulated deficit of approximately $378.6 million at September 30, 2017. We had loss from operations of $3.5 million and net loss of $3.9 million for the nine months ended September 30, 2017 and we had a net loss from operations of $6.6 million and net loss of $7.4 million for the year ended December 31, 2016. We had cash and cash equivalents of $3.5 million at November 10, 2017. Our current cash and cash equivalents are expected to be sufficient to fund the development of our products and our related operating expenses only into April 2018.

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

Three months Ended September 30, 2017 Compared to Three months Ended September 30, 2016

	September 30
	2017	2016	Increase (decrease)
	$000’s			Percent
Revenues:
Collaboration revenue	$-	$74	(74)	(100)%
Royalty revenue	83	39	44	113
Product sales, net	-	105	(105)	(100)
Total revenues, net	83	218	(135)	(62)

Cost and expenses:
Cost of sales (excluding inventory provisions)	-	108	(108)	(100)
Inventory provisions	-	-	-	-
Research and development	1,077	841	236	28
Sales, marketing, general and administrative	1,068	1,338	(270)	(20)
Total operating expenses	2,145	2,287	(142)	(6)
Operating loss	(2,062)	(2,069)	(7)	-

Non-operating income (expense):
Investment income	1	11	(10)	(91)
Interest expense	(139)	(215)	(76)	(35)
Other expense	-	23	(23)	(100)
Total other expense, net	(138)	(181)	(43)	(24)

Loss before provision for income taxes	(2,200)	(2,250)	(50)	(2)
Provision for income taxes	-	-	-	-
Net loss	(2,200)	(2,250)	(50)	(2)

Revenue

Collaboration

Collaboration revenue is derived from reimbursement of development expenses under various development agreements we may enter into, such as from our former collaboration agreement with Bayer, and are recognized when costs are incurred pursuant to the collaboration agreement. We did not have collaboration revenue for the three months ended September 30, 2017. We recognized $74 thousand of collaboration revenue during the three months ended September 30, 2016.

Royalties

In connection with our agreement with Egalet for Oxaydo tablets, we earn a royalty based on Oxaydo net sales. Egalet’s first commercial sale of Oxaydo occurred in October 2015. We recognized $78 thousand and $39 thousand of royalty revenue during the three months ended September 30, 2017 and 2016, respectively.

In connection with our March 2017 agreement with MainPointe for the Nexafed product line, we earn a royalty of 7.5% on net sales of the licensed products. We recognized $5 thousand of royalty revenue during the three months ended September 30, 2017.

Net Product Sales

In March 2017 we stopped selling the Nexafed product line as we licensed the product line to MainPointe, who is actively manufacturing, distributing, and selling the Nexafed product line.

Cost and Expenses

Research and Development

Research and development expense (R&D) is primarily for our Limitx Technology and Impede Technology development activity and may include costs of preclinical and non-clinical internal and external activities, clinical study trials, clinical supplies and its related formulation and design costs, salaries and other personnel related expenses of our employees, our facility costs, and a percentage share of cost sharing expenses for Oxaydo under the Egalet Agreement. For each of the three months ended September 30, 2017 and 2016, we did not incur cost sharing expenses from clinical studies for product line extensions (additional strengths) on Oxaydo. For the three months ended September 30, 2017 there is approximately $47 thousand of cost sharing expenses for a FDA required post-marketing study. We did not incur cost sharing expenses from a post-marketing study during the three months ended September 30, 2016. Also included in each of 2017 and 2016 quarterly results are non-cash share-based compensation expenses of approximately $38 thousand and $43 thousand, respectively. Excluding the share-based compensation expense, our R&D expenses increased approximately $241 thousand between reporting periods. During the third quarter of 2017, we completed Study AP-LTX-401 and we initiated and substantially completed Study AP-LTX-300. We believe MainPointe launched commercial shipments of Nexafed 30mg with Impede 2.0 into the market during the third quarter of 2017.

General, Administrative, Selling and Marketing

Our selling and marketing expenses are primarily for the advertising and marketing activities on the Nexafed product line. In March 2017 we licensed the Nexafed product line to MainPointe and did not have any associated advertising and marketing expense during the three months ended September 30, 2017. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the three months ended September 30, 2017 and 2016 results are non-cash share-based compensation expenses of approximately $82 thousand and $107 thousand, respectively. Excluding the share-based compensation expense our selling, marketing, general and administrative expenses decreased by approximately $245 thousand between reporting periods, resulting primarily from the elimination of advertising and marketing activities on the Nexafed product line as well as decreases in patent and general legal activities.

Non-Operating Income (Expense)

During the three months ended September 30, 2017 and 2016, non-operating expense consisted principally of interest expense on our term loan from Oxford, which originated in December 2013, less any interest income or investment income derived from any of our cash equivalents and investments.

Income Taxes

Our results for the three months ended September 30, 2017 and 2016 show no federal or state income tax benefit provisions due to 100% allowances placed against their deferred tax asset for uncertainty of their future utilization.

Nine months Ended September 30, 2017 Compared to Nine months Ended September 30, 2016

	September 30
	2017	2016	Increase (decrease)
	$000’s			Percent
Revenues:
License fee revenue	$2,500	$-	$2,500	-%
Collaboration revenue	59	307	(248)	(81)
Royalty revenue	226	86	140	163
Product sales, net	107	306	(199)	(65)
Total revenues, net	2,892	699	2,193	314

Cost and expenses:
Cost of sales (excluding inventory provisions)	128	309	(181)	(59)
Inventory provisions	-	26	(26)	(100)
Research and development	2,808	3,258	(450)	(14)
Sales, marketing, general and administrative	3,427	5,392	(1,965)	(36)
Total costs and expenses	6,363	8,985	(2,622)	(29)
Operating loss	(3,471)	(8,286)	(4,815)	(58)

Non-operating income (expense):
Investment income	3	59	(56)	(95)
Interest expense	(476)	(697)	221	(32)
Other expense	-	2	(2)	(100)
Total other expense, net	(473)	(636)	(163)	(26)

Loss before provision for income taxes	(3,944)	(8,922)	(4,978)	(56)
Provision for income taxes	-	-	-	-
Net loss	(3,944)	$(8,922)	(4,978)	(56)

Revenue

License Fees

In March 2017, under our Collaboration and License Agreement with MainPointe Agreement, we granted MainPointe an exclusive license to our Impede technology to commercialize our Nexafed products in the U.S. and Canada. On signing the MainPointe Agreement, MainPointe paid us an upfront licensing fee of $2.5 million.

Collaboration

Collaboration revenue is derived from reimbursement of development expenses under various development agreements we may enter into, such as from our former collaboration agreement with Bayer, and are recognized when costs are incurred pursuant to the collaboration agreement. We recognized $59 thousand and $307 thousand of collaboration revenue during the nine months ended September 30, 2017 and 2016, respectively.

Royalties

In connection with our agreement with Egalet for Oxaydo tablets, we earn a royalty based on Oxaydo net sales. Egalet’s first commercial sale of Oxaydo occurred in October 2015. We recognized $213 thousand and $86 thousand of royalty revenue during the nine months ended September 30, 2017 and 2016, respectively.

In connection with our March 2017 agreement with MainPointe for the Nexafed product line, we earn a royalty of 7.5% on net sales of the licensed products. We recognized $13 thousand of royalty revenue during the nine months ended September 30, 2017.

Net Product Sales

In March 2017 we stopped selling the Nexafed product line as we licensed the product line to MainPointe, who is actively manufacturing, distributing, and selling the Nexafed product line.

Cost and Expenses

Cost of Sales

Our cost of sales on the Nexafed product line includes third-party manufacturing costs, third-party warehousing and product distribution charges and inventory reserve expenses. Our cost of sales for the nine months ended September 30, 2017 and 2016 were $128 thousand and $309 thousand, respectively. In March 2017 we stopped selling the Nexafed product line as we licensed the product line to MainPointe, who is actively manufacturing, distributing, and selling the Nexafed product line.

Research and Development

Research and development expense (R&D) is primarily for our Limitx Technology and Impede Technology development activity and may include costs of preclinical and non-clinical internal and external activities, clinical study trials, clinical supplies and its related formulation and design costs, salaries and other personnel related expenses of our employees, our facility costs, and a percentage share of cost sharing expenses for Oxaydo under the Egalet Agreement. For the nine months ended September 30, 2017 and 2016, there is approximately $86 thousand and $200 thousand, respectively of cost sharing expenses from clinical studies for product line extensions (additional strengths) on Oxaydo and approximately $95 thousand and $100 thousand, respectively of potential cost sharing expenses for a FDA required post-marketing study on Oxaydo. Also included in each of 2017 and 2016 nine month results are non-cash share-based compensation expenses of approximately $106 thousand and $128 thousand, respectively. Excluding the share-based compensation expense, our R&D expenses decreased approximately $428 thousand between reporting periods. During 2016 our initial LTX-04 clinical study, Study AP-LTX-400, was completed. Also during 2016, we substantially completed our project to integrate Impede 2.0 technology into our Nexafed 30mg tablet while moving supply to an alternate contract manufacturer. During the first quarter of 2017, our activities were addressing certain excipient issues in our LTX-04 tablet formulation and developing a new, faster releasing micro-particle formulation for LTX-04. We substantially completed our second pharmacokinetic study, AP-LTX-401 during the second quarter of 2017. During the third quarter of 2017, we initiated and substantially completed Study AP-LTX-300. We believe MainPointe launched commercial shipments of Nexafed 30mg with Impede 2.0 into the market during the third quarter of 2017.

General, Administrative, Selling and Marketing

Selling and marketing expenses are primarily of advertising and marketing activities on the Nexafed product line. In March 2017 we licensed the Nexafed product line to MainPointe. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the nine months ended September 30, 2017 and 2016 results are non-cash share-based compensation expenses of approximately $247 thousand and $322 thousand, respectively. Excluding the share-based compensation expense our selling, marketing, general and administrative expenses decreased by approximately $1.9 million between reporting periods, resulting primarily from the elimination of advertising and marketing activities on the Nexafed product line as well as decreases in patent and general legal activities.

Non-Operating Income (Expense)

During the nine months ended September 30, 2017 and 2016, non-operating expense consisted principally of interest expense on our term loan from Oxford, which originated in December 2013, less any interest income or investment income derived from any of our cash equivalents and investments.

Income Taxes

Our results for the nine months ended September 30, 2017 and 2016 include no federal or state income tax benefit provisions due to 100% allowances placed against their deferred tax asset for uncertainty of their future utilization.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of $4.8 million compared to unrestricted cash and cash equivalents of $2.7 million at December 31, 2016. We had cash and cash equivalents of approximately $3.5 million at November 10, 2017. We estimate that our cash and cash equivalents, together with milestone and royalty payments, if any that may be made under the Egalet Agreement, the KemPharm Agreement and the MainPointe Agreement, is expected to be sufficient to fund our continuing operations only into April 2018.

To fund further operations and product development activities beyond April 2018, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. The Company intends to explore a variety of capital raising and other transactions to provide additional funding to continue operations. These include additional potential private offerings of common stock to institutional and/or accredited investors. The Company is also actively seeking a licensing partner for its Limitx Technology, with the objective of receiving an upfront license fee, development milestone payments and royalties on the net sales of products utilizing the Limitx Technology, similar to the Egalet Agreement. The Company is also exploring licensing or selling select assets and intellectual property in an effort to raise capital and reduce operating expenses. Finally, the Company is evaluating the potential for a strategic transaction which may involve the Company being acquired in a merger or asset purchase transaction. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. Our auditors have included in their report relating to our 2016 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern. In the absence of such financing or third-party license or collaboration agreements, there will be substantial doubt about the Company’s ability to continue as a going concern and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

(b)       Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We require additional financing or entry into license or collaborative agreements with third parties providing for net proceeds to us in order to continue to fund operations. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaborative agreements will provide for funding or payments to us sufficient to continue to fund operations. Our auditors have included in their report relating to our 2016 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern. After giving effect to the net proceeds from our July 2017 private placement, we believe we have cash sufficient to fund operations only into April 2018. In the absence of the receipt of additional financing or payments under third-party license or collaborative agreements prior to such time, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. This could result in a complete loss of shareholder value in the Company. Even assuming we are successful in securing additional sources of financing to fund continued operations, there can be no assurance that the proceeds of such financing will be sufficient to fund operations until such time, if at all, that we generate sufficient revenue from our products and product candidates to sustain and grow our operations.

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

November 10, 2017	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

