Form 10-Q
period 2018-03-31
ACURA PHARMACEUTICALS, INC
filed 2018-06-29
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

Or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to____

Commission File Number 1-10113

Acura Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

New York	11-0853640
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

616 N. North Court, Suite 120, Palatine, Illinois	60067
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's telephone number, including area code: 847 705-7709)

(Former name, former address and formal fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 S-T (§232.405 of this charter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $0.01 par value                        Shares outstanding as of June 29, 2018: 21,033,528

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Acura Pharmaceuticals Inc. and its subsidiary. The Acura logo is our trademark and Acura Pharmaceuticals is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	March 31, 2018	December 31, 2017

Assets:
Cash and cash equivalents	$774	$2,220
Royalty receivable	192	71
Prepaid expenses and other current assets	116	275

Total current assets	1,082	2,566
Income tax receivable	135	135
Property, plant and equipment, net (Note 6)	659	679
Intangible asset, (net of accumulated amortization of $828 and $776) (Note 3)	1,172	1,224

Total assets	$3,048	$4,604

Liabilities:
Accounts payable	$416	$3
Accrued expenses (Note 7)	817	939
Accrued interest	745	700
Other current liabilities	13	41
Sales returns liability	254	254
Debt, (net of discounts) (Note 8)	2,228	2,694

Total current liabilities	4,473	4,631
Total liabilities	4,473	4,631

Commitments and contingencies (Note 15)

Stockholders’ deficit:
Common stock - $.01 par value per share; 100,000 shares authorized, 21,034 and 20,796 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	210	208
Additional paid-in capital	380,239	380,145
Accumulated deficit	(381,874)	(380,380)

Total stockholders’ deficit	(1,425)	(27)

Total liabilities and stockholders’ deficit	$3,048	$4,604

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands except per share amounts)

	Three months Ended March 31,
	2018	2017

Revenues:
License fee revenue	$-	$2,500
Collaboration revenue	-	36
Royalty revenue	198	74
Product sales, net	-	107
Total revenues, net	198	2,717

Cost and expenses:
Cost of sales	-	128
Research and development	650	711
Sales, marketing, general and administrative	943	1,296
Total costs and expenses	1,593	2,135

Operating (loss) income	(1,395)	582
Interest expense, net (Note 8)	(99)	(177)
(Loss) income before income taxes	(1,494)	405
Provision for income taxes	-	-
Net (loss) income	$(1,494)	$405

Net (loss) income per share:
Basic	$(0.07)	$0.03
Diluted	$(0.07)	$0.03
Weighted average shares outstanding:
Basic	21,034	11,907
Diluted	21,034	12,083

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED STOCKHOLDERS' DEFICIT

(Unaudited; in thousands)

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2018	20,796	$208	$380,145	$(380,380)	$(27)

Net loss	-	-	-	(1,494)	(1,494)

Non-cash share-based compensation	-	-	62	-	62

Net distribution of common stock pursuant to restricted stock unit award plan	238	2	32	-	34

Balance at March 31, 2018	21,034	210	380,239	$(381,874)	$(1,425)

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(1,494)	$405
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	20	25
Provision for sales returns	-	49
Non-cash share-based compensation	62	117
Amortization of debt discount and deferred debt issue costs	17	30
Amortization of intangible asset	52	52
Change in assets and liabilities:
Accounts receivable	-	17
Collaboration revenue receivable	-	43
Royalty receivable	(121)	(2)
Inventory	-	103
Prepaid expenses and other current assets	159	(33)
Accounts payable	413	132
Accrued expenses	(122)	337
Accrued interest	45	74
Other current liabilities	4	-
Sales returns liability	-	(51)
Net cash (used in) provided by operating activities	(965)	1,298
Cash Flows from Investing Activities:
Proceeds from transfer of equipment to licensee	-	103
Proceeds from transfer of inventory to licensee	-	206
Net cash provided by investing activities	-	309
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	2	-
Principal payments on loan maturing December 1, 2018	(483)	(445)
Net cash (used in) financing activities	(481)	(445)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,446)	1,162
Cash, cash equivalents, and restricted cash at beginning of period	2,220	5,181
Cash, cash equivalents, and restricted cash at end of period	$774	$6,343

Supplemental disclosure of cash flow information:
Cash interest payments on loan maturing December 1, 2018	$36	$75

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited; in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2018	March 31, 2017
	(in thousands)
Cash and cash equivalents	$774	$3,843
Restricted cash equivalents	-	2,500
Total cash, cash equivalents and restricted cash show in the consolidated statements of cash flows	$774	$6,343

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION

Principal Operations

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “Acura”, “We”, “Us” or “Our”) is a specialty pharmaceutical company engaged in the research, development and commercialization of technologies and products intended to address medication abuse and misuse. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Limitx™ Technology is intended to address methods of product tampering associated with opioid abuse by retarding the release of active drug ingredients when too many tablets are accidently or purposefully ingested. Our Aversion® Technology is intended to address methods of product tampering associated with opioid abuse by incorporating gelling ingredients and irritants into tablets to discourage abuse by snorting and provide barriers to abuse by injection. Our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine into methamphetamine.

•	Our Limitx Technology is in development with the immediate-release hydrocodone bitartrate and acetaminophen as a lead Limitx product candidate due to its larger market size than our prior lead product and its known prevalence of oral excessive tablet abuse.

•	Our Aversion Technology has been licensed to Egalet Corporation for use in Oxaydo® Tablets (oxycodone HCl, CII), and is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. (see Note 3).

•	Our Impede Technology is used in Nexafed® Tablets (30mg pseudoephedrine HCl) and Nexafed® Sinus Pressure + Pain Tablets (30/325mg pseudoephedrine HCl and acetaminophen). We have licensed to MainPointe Pharmaceuticals, LLC our Impede Technology in the United States and Canada to commercialize our Nexafed products. (see Note 3).

Basis of Presentation and Substantial Doubt in Going Concern

The accompanying unaudited consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of March 31, 2018, we had cash and cash equivalents of $0.8 million, working capital deficit of $3.4 million and an accumulated deficit of $382.0 million. As of June 28, 2018 we had cash, cash equivalents, and refundable deposits of $0.7 million. We had a loss from operations of $1.4 million and a net loss of $1.5 million for the three months ended March 31, 2018. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We had a loss from operations of $5.2 million and a net loss of $5.7 million for the year ended December 31, 2017. We anticipate operating losses to continue for the foreseeable future.

We have a term loan with Oxford Finance LLC (“Oxford” or the “Lender”) and as of March 31, 2018 and June 28, 2018, the outstanding principal balance is $2.1 million and $1.5 million, respectively. A $795 thousand balloon interest payment is due to Oxford on December 1, 2018. Our term loan agreement with Oxford contains customary affirmative and negative covenants. One such covenant is that the Company must submit on an annual basis to Oxford, within 120 days after the end of its fiscal year, audited financial statements, together with an unqualified audit opinion from an independent registered public accounting firm, or the Unqualified Audit Opinion Covenant. Per the term loan agreement an audit opinion with an explanatory paragraph noting substantial doubt about the Company’s ability to continue in business (the “going concern opinion”) is deemed to violate the Unqualified Audit Opinion Covenant. Failure to comply with the Unqualified Audit Opinion Covenant is a breach of the term loan agreement and unless such covenant or breach is waived, Oxford would have the option of accelerating the debt under the term loan agreement and initiating enforcement collection actions, foreclosing on collateral (which includes most assets of the Company) and, among other things, preventing the Company from using any funds in its bank or securities accounts. On March 16, 2017, we and Oxford entered into a third amendment to the Loan Agreement, or the Third Amendment. Pursuant to the Third Amendment (i) we granted Oxford a lien on our intellectual property, (ii) Oxford provided a waiver of compliance with the Unqualified Audit Opinion Covenant in connection with our receipt of our auditor’s going concern opinion for our 2016 financial statements and (iii) Oxford consented to the terms of the MainPointe Agreement.

During the second quarter of 2018, we borrowed a total of $1.5 million from John Schutte, a principal of MainPointe and our largest shareholder. In conjunction with such loan, we entered into of a fourth amendment to our term loan agreement with Oxford, pursuant to which Oxford granted a similar waiver of compliance with the Unqualified Audit Opinion Covenant for our 2017 financial statements and extended the period in which we could deliver financial statements for 2017 to 160 days after year’s end (instead of 120 days). (see Notes 9 and 15). On June 7, 2018, we filed our 2017 financial statements as part of our annual report on Form 10-K. With the net proceeds of approximately $1.5 million to the Company resulting from the loans from Mr. Schutte, we expect our cash will only be sufficient to fund operations into late July 2018.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

New accounting standards which have been adopted on or before March 31, 2018

Revenue from Contracts with Customers

The Company adopted Accounting Standards Codification Topic 606—Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to its accounting policy for revenue recognition. The Company used the modified retrospective method and the cumulative effect of initially applying Topic 606 would be recognized as an adjustment to the opening accumulated deficit at January 1, 2018. Accordingly, comparative information has not been adjusted and continues to be reported under the previous accounting standards. Refer to Note 4 for additional information.

Scope of Modification Accounting, Stock Based Compensation

In May 2017, the FASB issued ASU No. 2017-09 which provides guidance as to how an entity should apply modified accounting in Topic 718 when changing the terms and conditions of its share-based payment awards. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017 but early adoption is permitted. The Company adopted this new standard on January 1, 2018 which did not have a material impact on the Company’s financial statements.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 which clarifies existing guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows by addressing specific cash flow issues in an effort to reduce diversity in practice, including guidance on debt prepayment or extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this new standard on January 1, 2018 which did not have a material impact on the Company’s financial statements.

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 eliminates from Topic 740, Income Taxes, the recognition exception for intra-entity asset transfers other than inventory so that an entity’s financial statements reflect the current and deferred tax consequences of those intra-entity asset transfers when they occur. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2017 but early adoption is permitted. The Company adopted this new standard on January 1, 2018 which did not have a material impact on the Company’s financial statements.

New accounting standards which have not been adopted on or before March 31, 2018

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which establishes a comprehensive new lease accounting model. The new standard will require most leases (with the exception of leases with terms of one year or less) to be recognized on the balance sheet as a lease liability with a corresponding right-of-use asset. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018 but early adoption is permitted. The new standard must be presented using the modified retrospective transition method existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. Upon adoption, operating leases will be reported on the balance sheet as a gross-up of assets and liabilities. The Company is currently evaluating the impact that the standard will have on the financial statements and related footnote disclosures.

NOTE 3 – LICENSE AND COLLABORATION AGREEMENTS

The Company’s revenues are comprised of amounts earned under its license and collaboration agreements, royalties, and until March 2017 did previously include the Nexafed products’ net product sales. Revenue recognition occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services based on a short-term credit arrangement.

Egalet Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer and the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the agreement was terminated. We have recorded annual amortization expense of $208 thousand for each of the years 2017 and 2016. Annual amortization of the patent for the years 2018 through 2021 is expected to approximate $208 thousand each year.

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

Egalet paid us a $5.0 million license fee upon signing of the Egalet Agreement and on October 9, 2015, paid us a $2.5 million milestone in connection with the first commercial sale of Oxaydo. We will be entitled to a one-time $12.5 million sales-based milestone payment when worldwide Oxaydo net sales reach $150 million in a calendar year. We are receiving from Egalet a stepped royalty at percentage rates ranging from mid-single digits to double-digits based on Oxaydo net sales during each calendar year (excluding net sales resulting from our co-promotion efforts). In any calendar year of the agreement in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Egalet’s royalty payment obligations commence on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to Oxaydo). Royalties will be reduced upon the entry of generic equivalents, as well as for payments required to be made by Egalet to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

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

MainPointe Agreement covering Nexafed products

In March 2017, we and MainPointe entered into the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede technology to commercialize both of our Nexafed and Nexafed Sinus Pressure + Pain product (“Nexafed products”) in the U.S. and Canada. We also conveyed to MainPointe our existing inventory and equipment relating to our Nexafed products. MainPointe is responsible for all development, manufacturing and commercialization activities with respect to products covered by the Agreement.

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

Terminated Bayer Agreement Covering Methamphetamine Resistant Pseudoephedrine-containing Product

In June 2015, we and Bayer entered into a License and Development Agreement (the “Bayer Agreement”) granting Bayer an exclusive worldwide license to our Impede Technology for use in an undisclosed methamphetamine resistant pseudoephedrine–containing product (the “Bayer Licensed Product”) and providing for the joint development of such product utilizing our Impede Technology for the U.S. market. In June 2017, we received Bayer’s notice of termination of the Bayer Agreement pursuant to its convenience termination right exercised prior to the Company’s completion of its product development obligations under the Bayer Agreement. We have received reimbursement of certain of our development costs under the Bayer Agreement. Following Bayer’s termination of the Bayer Agreement the Bayer Licensed Product is now subject to MainPointe’s option rights under the MainPointe Agreement.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMER

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The Company adopted ASC Topic 606 on January 1, 2018 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. While the While the timing of future revenues under ASC Topic 606 may differ from the Company’s historical accounting practices under ASC Topic 605, the cumulative effect recorded through the Consolidated Statement of Stockholder’s Deficit was zero because there was no change in timing or measurement of revenues for open contracts at January 1, 2018.

Under ASC 606, revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at March 31, 2018.

The Company’s existing license and collaboration agreements may contain a single performance obligation or may contain multiple performance obligations. Those which contain multiple performance obligations will require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised services underlying each performance obligation.

The Company’s existing license and collaboration agreements contain customer options for the license of additional products and territories. We determined the option’s standalone selling prices based on the option product’s potential market size in the option territory as compared to the currently licensed product and U.S. territory. Some of our existing license and collaboration agreements contain a license to the technology as well as licenses to tradenames or trademarks. The Company determined that the licenses to the tradenames or trademarks were immaterial in context of the contract.

Net Product Sales

Prior to the licensing the Nexafed products to MainPointe in March 2017, we sold our Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Our Nexafed products were sold subject to the right of return usually for a period of up to twelve months after the product expiration. Both products had an initial shelf life of twenty-four months from the date of manufacture, which shelf life had been extended to thirty-six months for Nexafed product supplied to us during 2016 from one of the Company’s contract manufacturers. We recognized revenue from our Nexafed products sales when the price was fixed and determinable at the date of sale, title and risk of ownership were transferred to the customer, and returns could be reasonably estimated, which generally occurred at the time of product shipment. ASC 606 did not change the practice under which the Company previously recognized the product revenue from sales of the Nexafed products, which was at the time the product was shipped to a customer. As a result of the Company’s license agreement with MainPointe completed in March 2017, the Company no longer sold the Nexafed products. There was a $0 effect to the recognition of revenue for Nexafed product sales under the adoption of ASC 606.

Sales-based Milestones and Royalty Revenues

The commercial sales-based milestones and sales royalties earned under the license and collaboration for Oxaydo and sales royalties earned under the license for the Nexafed products, are recorded in the period of the related sales by Egalet and MainPointe. Payments of sales-based milestones are generally due within 30 days after the end of a calendar year. Payments of royalties are generally due within 45 days after the end of a calendar quarter.

License and Collaboration Agreement Revenues

The achievement of milestones under the Company’s license and collaboration agreements will be recorded during the period the milestone’s achievement becomes probable, which may result in earlier recognition as compared to the previous accounting standards. The license fee of an option product or option territory under the Company’s license and collaboration agreements will be recorded when the option is exercised and any obligations on behalf of the Company, such as to transfer know-how, has been fulfilled, which may result in later recognition as compared to the previous accounting standards.

Disaggregation of Total Revenues

The Company has two licenses for currently marketed products containing its technologies; the Nexafed products containing the Impede Technology to MainPointe and Oxaydo containing the Aversion Technology to Egalet. All of the Company’s royalty revenues are earned from these two licenses and from the licensee’s sale of products in the U.S. Royalty revenues by licensee are summarized below:

Three Months Ended March 31, 2018
Egalet	$190
MainPointe	8
Royalty revenues	$198

Contract Balance and Performance Obligations

The Company’s reported contract assets and contract liability balances under the license and collaboration agreements at either March 31, 2018 or December 31, 2017 was $0.00. Contract assets may be reported in future periods under prepaid expenses or other current assets on the balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the balance sheet.

NOTE 5 – RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities. Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and share-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred. We make payments to CROs based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the financial statements as prepaid expenses. We review and charge to expense the amounts for CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO to us. The accrued CRO costs are subject to revisions by us as the study progresses towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known to us. We did not have any remaining obligations under cancelable arrangements, nor did we have any prepaid CRO costs or prepaid clinical trial study expenses at March 31, 2018 or December 31, 2017.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	598	598
Computer hardware and software	107	107
Machinery and equipment	275	275
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
Total	2,512	2,512
Less: accumulated depreciation	(1,853)	(1,833)
Net property, plant and equipment	$659	$679

We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Cost sharing expenses under license agreement	$382	$328
Other fees and services	35	36
Payroll, payroll taxes and benefits	82	70
Professional services	190	149
Clinical, non-clinical and regulatory services	96	326
Property taxes	18	16
Franchise taxes	14	14
Total	$817	$939

NOTE 8 – DEBT

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

During the second quarter 2018, in connection with a $1.0 million loan extended to us by John Schutte, we and Oxford entered into a fourth amendment to the Loan Agreement. Pursuant to the fourth amendment, Oxford provided a waiver of compliance with the Unqualified Audit Opinion Covenant in connection with our receipt of our auditor’s opinion with a going concern explanatory paragraph for our 2017 financial statements and allowed us to deliver financial statements up to 160 days after year end, instead of 120 days after year end. On June 7, 2018 we filed our 2017 financial statements. See Note 16 for a discussion of this transaction.

The Company may voluntarily prepay the Term Loan in full, but not in part, and any prepayment is subject to a prepayment premium equal to 1% of the principal prepaid. In addition, at the maturity, termination or upon voluntary or mandatory prepayment of the Term Loan the Company must pay the Lender an additional one-time interest payment of $795 thousand. We are accruing additional monthly interest expense over the term of the loan for this additional one-time interest payment using the loan’s effective cash interest rate. As of March 31, 2018 and December 31, 2017, we have accumulated and accrued $745 thousand and $700 thousand of additional interest, respectively.

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

Our debt at March 31, 2018 is summarized below (in thousands):

	Current	Long-term	Total
Loan Due December 1, 2018
Balance at Jan. 1, 2018	$2,740	$-	$2,740
Principal payments	(483)	-	(483)
Classification	-	-	-
Balance at Mar. 31, 2018	$2,257	$-	$2,257

	Current	Long-term	Total
Debt Discount
Balance at Jan. 1, 2018	$(32)	$-	$(32)
Amortization expense	12	-	12
Classification	-	-	-
Balance at Mar. 31, 2018	$(20)	$-	$(20)

	Current	Long-term	Total
Deferred Debt Issuance Costs
Balance at Jan. 1, 2018	$(14)	$-	$(14)
Amortization expense	5	-	5
Classification	-	-	-
Balance at Mar. 31, 2018	$(9)	$-	$(9)

Debt, net at Mar 31, 2018	$2,228	$-	$2,228

Our debt interest expense for the three months ended March 31, 2018 and 2017 consisted of the following:

	March 31,	March 31,
	2018	2017
	(in thousands)
Loan due December 1, 2018
Term loan	$82	$148
Debt discount	12	20
Debt issue costs	5	10
Total interest expense	$99	$178
Less: interest income	-	1
Interest expense, net	$99	$177

NOTE 9 – RELATED PARTY TRANSACTIONS

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

Investor is a principal of MainPointe, a Kentucky limited liability company. In March 2017, we granted MainPointe an exclusive license to our Impede technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million plus approximately $309 thousand for transferred inventory and equipment. The Company will receive a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported revenue for the three month period ending March 31, 2018 is $8 thousand of royalty revenue from MainPointe. (See Note 3).

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

During the second quarter of 2018, we borrowed $1.5 million from John Schutte and issued two promissory notes in that aggregate principal amount to him. See Note 16 for a discussion of this transaction.

NOTE 10 – COMMON STOCK WARRANTS

Our warrant activity for the three months ended March 31, 2018 and 2017 consisted of the following (in thousands except price data):

	March 31,
	2018		2017
	Number	WAvg Exercise Price	Number	WAvg Exercise Price
Outstanding, Jan. 1	1,842	$0.59	60	$2.52
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Modification	-	-	-	-
Outstanding, Mar. 31	1,842	$0.59	60	$2.52

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

As part of our July 2017 private placement transaction with John Schutte, we issued warrants to purchase 1,782,531 shares of our common stock. The Warrants are immediately exercisable at a price of $0.528 per share and expire five years after issuance (see Note 9). We have assigned a relative fair value of $495 thousand to the warrants out of the total $4.0 million proceeds from the private placement transaction and have accounted these warrants as equity.

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables from trade, royalties and collaboration, trade accounts payable, and our long-term debt. The carrying amounts of these financial instruments, other than our long-term debt, are representative of their respective fair values due to their relatively short maturities.

NOTE 12 – SHARE-BASED COMPENSATION EXPENSE

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

Our share-based compensation expense recognized in the Company’s results of operations from all types of issued instruments comprised the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expense:
Stock options	$13	$34
Restricted stock units	7	-
Subtotal	$20	$34

General and administrative expense:
Stock options	34	53
Restricted stock units	22	30
Subtotal	$56	$83
Total	$76	$117

Stock Option Award Plans

We maintain various stock option plans. A summary of our stock option plan activity during the three month periods ending March 31, 2018 and 2017 is shown below:

	Three Months Ended March 31,
	2018		2017
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, Jan. 1	1,494	$12.33	1,397	$13.57
Granted	-	-	-	-
Exercised	-	-	(1)	(0.92)
Forfeited or expired	(12)	(32.50)	-	-
Outstanding, Mar. 31	1,482	$12.17	1,396	$13.58
Options exercisable	1,235	$14.49	1,125	$16.52

The following table summarizes information about nonvested stock options outstanding at March 31, 2018 (in thousands except price data):

	Number of Options Not Exercisable	Weighted Average Fair Value
Outstanding, Jan. 1, 2018	270	$0.46
Granted	-	-
Vested	(23)	0.77
Forfeited	-	-
Outstanding, Mar. 31, 2018	247	$0.43

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

The intrinsic value of the option awards which were vested and outstanding at each of March 31, 2018 and 2017 was $0 thousand. The total remaining unrecognized compensation cost on unvested option awards outstanding at March 31, 2018 was $67 thousand, and is expected to be recognized in operating expense in varying amounts over the 8 months remaining in the requisite service period.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors, a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan”) and a 2014 Restricted Stock Unit Award Plan (the “2014 RSU Plan”). Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. Our non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The portion of the RSU awards subject to cash settlement are recorded as a liability in the Company’s balance sheet as they vest and being marked-to-market each reporting period until they are distributed. The liability was $13 thousand and $41 thousand at March 31, 2018 and December 31, 2017, respectively.

The compensation cost to be incurred on a granted RSU without a cash settlement option is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense and recorded to additional paid-in capital over the vesting period of the RSU award.

A summary of the grants under the RSU Plans as of March 31, 2018 and 2017, and for the three month period then ended consisted of the following (in thousands):

	Three months Ended March 31,
	2018		2017
	(in thousands)
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	462	262	91	91
Granted	267	-	238	-
Distributed	(262)	(262)	(67)	(67)
Vested	-	66	-	59
Forfeited or expired	-	-	-	-
Outstanding, Mar. 31	467	66	262	83

2017 Restricted Stock Unit Award Plan

Our 2017 RSU Plan was approved by shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. As of March 31, 2018, approximately 1.0 million shares are available for award under the 2017 RSU Plan.

Information about the awards under the 2017 RSU Plan is as follows:

•	In December 2017, we awarded 200 thousand RSUs to our employees. Such RSU awards will vest 100% after one full year of service.
•	In January 2018, we awarded approximately 67 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2018. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting and the liability recorded in the Company’s balance sheet as an estimate for such cash settlement was $13 thousand at March 31, 2018. Distributions of stock under the January 2018 award will be distributed on the first business day of the year after vesting.

2014 Restricted Stock Unit Award Plan

Our 2014 RSU Plan was approved by shareholders in May 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of March 31, 2018, approximately 3 thousand shares are available for award under the 2014 RSU Plan.

Information about the awards under the 2014 RSU Plan during 2017 and 2018 is as follows:

•	In January 2017, we awarded approximately 60 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2017. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting and the liability recorded in the Company’s balance sheet as an estimate for such cash settlement was $41 thousand at December 31, 2017. Distributions of stock under this award will be distributed on the first business day of the year after vesting.

Information about the distribution of shares under the 2014 RSU Plan is as follows:

•	In January 2017, 1 thousand RSUs from the May 2014 award and 66 thousand RSUs from the January 2016 award were distributed. There are 1 thousand RSUs from the May 1 2014 award and 22 thousand RSUs from the January 2016 award which remain deferred until a future distribution date. Of the 67 thousand RSUs distributed, 49 thousand RSUs were distributed in common stock and 18 thousand RSUs were settled in cash.
•	In January 2018, all outstanding 262 thousand RSUs from the 2014 RSU Plan were distributed. There are no outstanding awards which remain deferred until a future distribution date. Of the approximately 262 thousand RSUs distributed, 238 thousand RSUs were distributed in common stock and 24 thousand RSUs were settled in cash.

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

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $169 million gross Federal NOLs at March 31, 2018 (of which approximately $168 were generated prior to 2018). Because we believe the ability for us to use the Federal NOLs generated prior to 2018 to offset future taxable income is severely limited, as prescribed under Internal Revenue Code (“IRC”) Section 382, we have estimated and recorded an amount for the likely limitation to our deferred tax asset. The amount we recorded thereby reduced the aggregate estimated benefit of the Federal NOLs generated prior to 2018 to approximately $1.0 million. We believe the gross Federal NOL benefit we generated prior to 2018 to offset future taxable income is less than $150 thousand annually. As prescribed under Internal Revenue Code, any unused Federal NOL benefit from the annual limitation can be accumulated and carried forward to the subsequent year and will expire if not used in accordance with the NOL carried forward term of 20 years or 2037, if generated before 2018 and Federal NOLs generated after 2017 can be carried forward indefinitely. Future common stock transactions may cause another qualifying event under IRC 382 which may further limit our utilization of our NOLs.

The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both March 31, 2018 and December 31, 2017, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 14 – NET LOSS PER SHARE

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested Restricted Stock Units (“RSUs”) (see Note 12). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2018 as the Company reported a net loss for the three month period, and including the effects of the common stock equivalents in the diluted EPS calculations would have been antidilutive. The weighted-average common shares outstanding diluted computation is not impacted during any period where the exercise price of a stock option or common stock warrant is greater than the average market price.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following:

	Three months Ended March 31,
	2018	2017
	(in thousands except per share data)
EPS - basic
Numerator: net (loss) income	$(1,494)	$405
Denominator:
Common shares	21,033	11,881
RSUs – vested	1	26
Basic weighted average shares outstanding	21,034	11,907
EPS – basic	$(0.07)	$0.03

EPS – assuming dilution
Numerator: net (loss) income	$(1,494)	$405
Denominator:
Common shares	21,033	11,881
RSUs – vested and nonvested	1	202
Stock options	-	-
Common stock warrants	-	-
Diluted weighted average shares outstanding	21,034	12,083
EPS – diluted	$(0.07)	$0.03

Excluded securities:
Common stock issuable:
Stock options – vested and nonvested	1,482	1,396
Common stock warrants	1,842	60
RSUs – nonvested	401	-
Total excluded potentially dilutive shares	3,725	1,456

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

In Pennsylvania, the trial court proceedings were stayed on January 12, 2017.  On June 15, 2017, the Court entered an Order approving a stipulation which dismisses nearly all of the individual cases against us based upon lack of product identification without prejudice and provides for these cases to be dismissed finally, with prejudice, as of June 15, 2018. We expect that the Court will finally dismiss the Pennsylvania-based litigation against us with prejudice in 2018. Legal fees related to this matter are currently covered by our insurance carrier.

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

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of March 31, 2018 and we are presently unable to determine if any potential loss would be covered by our insurance carrier.

DES Litigation

On April 12, 2018, an action was commenced against the Company and over twenty-five other pharmaceutical manufacturers in New York State Supreme Court, New York County, captioned Cotto et al. v. Abbott Laboratories, Inc., et al (index 153339/2018). The Complaint contains seven causes of action, including negligence, strict liability, and breach of warranty, wrongful death, among others, in connection with the alleged exposure of the deceased plaintiff in utero to diethylstilbestrol (DES) in approximately 1956 as the result of the ingestion of the drug by her mother. The plaintiffs are the personal representative of the deceased and her two daughters, individually. The plaintiffs were unable to determine which of the defendants produced the DES used by the deceased, but regardless seeks to hold all defendants jointly and severally liable. The Complaint seeks $10.0 million in compensatory and $10.0 million in punitive damages on each of five counts and damages in an amount to be determined for wrongful death and additional punitive damages in an unstated amount. As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of March 31, 2018. We are presently unable to determine if any potential loss would be covered by any of our insurance carriers.

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

In accordance with the Egalet Agreement, we and Egalet have formed a joint steering committee to coordinate commercialization strategies and the development of product line extensions. Egalet is responsible for the fees and expenses relating to the Oxaydo NDA and product line extensions of Oxaydo, provided that Egalet will pay a substantial majority of the expenses and we will pay for the remaining fees and expenses relating to (i) annual NDA PDUFA product fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States. Egalet will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Egalet is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Egalet will have final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Egalet may develop Oxaydo for other countries and in additional strengths, in its discretion. At March 31, 2018 we have accrued approximately $382 thousand of these potential cost sharing reimbursable expenses under the Egalet Agreement.

Facility Lease

The Company leases administrative office space in Palatine, Illinois on a month to month basis at the rate of approximately 2 thousand per month.

NOTE 16 – SUBSEQUENT EVENTS

Loan Due January 2, 2020

During the second quarter 2018, we borrowed $1.5 million from John Schutte and issued two promissory notes (the Schutte Notes), in that aggregate principal amount to him. The Schutte Notes bear interest at prime plus 2.0%, and mature on January 2, 2020, at which time all principal and interest is due, and are unsecured until all obligations to Oxford are satisfied at which time we are required to grant a security interest to Mr. Schutte in all of our assets. Events of default under the Schutte Notes are limited to bankruptcy defaults and failure to pay interest and principal when due on January 2, 2020. In addition, Mr. Schutte and Oxford entered into a subordination agreement, approved by us and our subsidiary, pursuant to which Mr. Schutte subordinated the Schutte Notes to our obligations to Oxford under the Oxford Loan Agreement. The Schutte Notes may be prepaid at any time in whole or in part, however while Oxford’s loan is outstanding such prepayment will require Oxford’s consent. Also, in connection with the loans, we and Oxford entered into a fourth amendment to the Oxford Loan Agreement. Pursuant to the fourth amendment, Oxford provided a waiver of compliance with the Unqualified Audit Opinion Covenant in connection with our receipt of our auditor’s opinion with a going concern explanatory paragraph for our 2017 financial statements and allowed us to deliver financial statements up to 160 days after year end, instead of up to 120 days after year end.

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
•

our ability to comply with our obligations under our term loan with Oxford Finance LLC, or to obtain a waiver from Oxford Finance LLC for our failure to comply with our covenants contained in such term loan agreement;

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

We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have a third pseudoephedrine product in development utilizing our Impede Technology. On March 16, 2017, we and MainPointe Pharmaceuticals, LLC, or MainPointe, entered into a License, Commercialization and Option Agreement, or the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede technology in the U.S. and Canada to commercialize our Nexafed products. The MainPointe Agreement also grants MainPointe the option to expand the licensed territory to the European Union, Japan and South Korea and to add additional pseudoephedrine-containing products utilizing our Impede technology. MainPointe is controlled by John Schutte, who became our largest shareholder pursuant to a private placement completed in July 2017 and also became a creditor in May 2018.

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

Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. We have completed four clinical studies of various product formulations utilizing the Limitx technology which have demonstrated proof-of-concept for the Limitx technology and will allow us to advance a product to development for a New Drug Application, or NDA. Studies AP-LTX-400, or Study 400, and Study AP-LTX-401, or Study 401, both utilizing our LTX-04 hydromorphone formulation demonstrated the mean maximum drug concentration, or Cmax, was reduced in healthy adult fasted subjects by 50% to 65% when excessive buffer levels were ingested or a situation consistent with over-ingestion of tablets. Study AP-LTX-301, or Study 301, the results for which were announced in January 2018, demonstrated drug Cmax from LTX-03, a Limitx hydrocodone bitartrate and acetaminophen combination product, in healthy adult fasted subjects trended toward bioequivalence in test formulations A through E while showed an increasing reduction in Cmax for formulations F through H; in which formulations A though H had increasing incremental amounts of buffer starting with no buffer in formulation A. We believe the results of Study 301 demonstrated that LTX-03 is a formulation that optimizes the balance between effective blood levels of drug for pain relief at a single tablet dose while retarding bioavailability of drug when multiple tablets are ingested. Study AP-LTX-300, or Study 300, was inconclusive in its results due to observed issues with drug release from over-encapsulated test product. The FDA has designated the development program for LTX-04 as Fast Track, which is designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. However, we intend to advance LTX-03, which combines the hydrocodone micro-particles, acetaminophen and buffer ingredients into a single tablet, as our lead Limitx product candidate due to its larger market size and its known prevalence of oral excessive tablet abuse, and we voluntarily placed the Investigational New Drug Application, or IND, for LTX-04 on inactive status. We submitted an IND for LTX-03 to the FDA in the first quarter of 2018 in order to advance to NDA development, which became effective in April 2018.

We are actively seeking a licensing partner for our Limitx product candidates.

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

The LTX-04 development program was also designated as Fast Track by the FDA for its potential to address an unmet medical need but we have voluntarily placed the IND for LTX-04 on inactive status to pursue development of LTX-03.

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

We intend to advance LTX-03 to clinical development for a New Drug Application (NDA). Therefore, we submitted an Investigational New Drug Application, or IND with respect to LTX-03, to the FDA in the first quarter of 2018, which became effective in April 2018. We commenced the scale-up of the commercial manufacturing process as to-be-marketed formulations are required for all NDA development work in the second quarter of 2018. We may run additional exploratory studies before manufacturing scale-up is complete to further understand the Limitx technology.

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

Impede 2.0 Technology

We have previously developed a next generation, or Impede 2.0 Technology to improve the meth-resistance of our technology. We have previously completed one-pot, direct conversion meth testing performed by our CRO on the following commercially available products and on our Nexafed Impede 2.0 extended-release product, with the following results:

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

We have previously demonstrated in a pilot clinical study the bioequivalence of a formulation of our Nexafed extended release tablets utilizing our Impede 2.0 Technology to Sudafed® 12-hour Tablets. Prior to the completion of the MainPointe Agreement in March 2017, we previously completed a project to integrate Impede 2.0 Technology into our commercially available Nexafed 30mg tablet while moving supply to an alternate contract manufacturer. We believe MainPointe launched the new formulation into the market in the 3rd quarter of 2017.

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

Bayer Agreement

On June 15, 2015, we and Bayer entered into a License and Development Agreement, or the Bayer Agreement, pursuant to which we granted Bayer an exclusive worldwide license to our Impede® Technology for use in an undisclosed methamphetamine resistant pseudoephedrine-containing product and providing for the joint development of such product using our Impede Technology for the U.S. market. We received reimbursement of certain our development expenses, and were entitled to success-based development and regulatory milestone payments, and low mid-single digit royalties on the net sales of the developed product. On June 28, 2017, we received Bayer’s written notice terminating the Bayer Agreement. Bayer exercised its convenience termination right prior to the completion of our development obligations under the Bayer Agreement, which we believe is as a result of Bayer’s de-prioritization of development of the methamphetamine resistant PSE-containing product contemplated in the Agreement. As a result of the termination, MainPointe has the option to license such product in the U.S. and Canada upon payment to us of $500 thousand, (additional amounts would be due for expansion of the territory – See “–MainPointe Agreement covering Nexafed Products”, above), together with royalty of 7.5% of net sales of such product, under the MainPointe Agreement.

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

Patents and Patent Applications

We have the following issued patents covering, among other things, our Limitx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033
9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033
9,662,393 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	May 2017	Nov. 2033
2,892,908 (CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
5,922,851 (JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	Jul. 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023
9,492,443 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Nov. 2016	Nov. 2023

We have the following additional issued patents relating to our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,476,402 (US)	Pharmaceutical compositions of certain combinations of kappa and mu opioid receptor agonists and other ingredients intended to deter opioid analgesic product misuse and abuse	Jan. 2009	Nov. 2023
8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	Jul. 2014	Nov. 2023
2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027
175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
1694260 (EUR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patents covering, among other things, our Nexafed products and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032
9,757,466 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Sep. 2017	Feb. 2032
2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sep. 2030
2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sep. 2030
2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sep. 2030
218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jan. 2016	Sep. 2030
13102020.5 (HK)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Oct. 2016	Sep. 2030

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

Reference is made to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion, among other things, of patent applications and patents owned by third parties, including claims that may encompass our Aversion Technology and Oxaydo tablets, and the risk of infringement, interference or opposition proceedings that we may be subject to arising from such patents and patent applications.

Company’s Present Financial Condition

At March 31, 2018, we had cash and cash equivalents of $0.8 million compared to $2.2 million of cash and cash equivalents at December 31, 2017. We had an accumulated deficit of approximately $382 million at March 31, 2018. We had loss from operations of $1.4 million and net loss of $1.5 million for the three months ended March 31, 2018 and we had a net loss from operations of $5.2 million and net loss of $5.7 million for the year ended December 31, 2017. As of June 28, 2018 after giving effect to an aggregate of $1.5 million loans from John Schutte which closed during the second quarter 2018, our cash, cash equivalents, and refundable deposits were approximately $0.7 million. We expect our current cash and cash equivalents will only be able to fund operations into late July 2018.

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

Our losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and sales, marketing and general corporate expenses. Research and development activities include costs of pre-clinical studies, clinical trials, and clinical trial product supplies associated with our product candidates as well as cost sharing expenses of line extension studies and post-marketing studies under the Egalet Agreement. Sales and marketing expenses include costs associated with the Nexafed products advertising incurred prior to our entering into the MainPointe Agreement on March 16, 2017, salaries and other personnel-related costs include the stock-based compensation associated with stock options and restricted stock units granted to employees and non-employee directors.

Three months Ended March 31, 2018 Compared to Three months Ended March 31, 2017

	March 31
	2018	2017	Increase (decrease)
	$000’s			Percent
Revenues:
License fee revenue	$-	$2,500	$(2,500)	(100)%
Collaboration revenue	-	36	(36)	(100)
Royalty revenue	198	74	124	167
Product sales, net	-	107	(107)	(100)
Total revenues, net	198	2,717	(2,519)	(93)

Cost and expenses:
Cost of sales	-	128	(128)	(100)
Research and development	650	711	(61)	(9)
Sales, marketing, general and administrative	943	1,296	(353)	(27)
Total operating expenses	1,593	2,135	(542)	(25)
Operating (loss) income	(1,395)	582	(1,977)	(340)

Interest expense, net	(99)	(177)	78	(44)
(Loss) income before income taxes	(1,494)	405	1,899	469
Provision for income taxes	-	-	-	-
Net (loss) income	$(1,494)	$405	$1,899	469%

Revenue and Cost of Sales

License Fees

In March 2017, the Company entered into a license agreement with MainPointe for a licensing fee of $2.5 million pursuant to which we granted MainPointe an exclusive license to our Impede technology to commercialize our Nexafed products in the U.S. and Canada.

Collaboration Revenue

Collaboration revenue is derived from development activities under a collaboration agreement we may have with a customer. We had no development activities with a customer during the three months ended March 31, 2018. We recognized $36 thousand of collaboration revenue during the three months ended March 31, 2017.

Royalty Revenue

In connection with our agreement with Egalet for Oxaydo tablets, we earn a royalty based on Oxaydo net sales. We recognized $190 thousand and $72 thousand of royalty revenue during the three months ended March 31, 2018 and 2017, respectively. Included in the 2018 results is a one-time benefit of $89 thousand on royalty revenue reported to us by Egalet for the effect of their adoption of ASC 606 on Oxaydo net sales.

In connection with our agreement with MainPointe for the Nexafed products, we earn a royalty of 7.5% on net sales. We recognized $8 thousand and $2 thousand of royalty revenue during the three months ended March 31, 2018 and 2017, respectively.

Net Product Sales and Cost of Sales

In March 2017 we stopped selling the Nexafed products as we licensed the product line to MainPointe, who is actively manufacturing, distributing, and selling the Nexafed products. We recognized $107 thousand of net product sales and incurred $128 thousand of cost of sales on the Nexafed products during the three months ended March 31, 2017. Our cost of sales on the Nexafed products included third-party manufacturing costs, third-party warehousing and product distribution charges and inventory reserve expenses.

Expenses

Research and Development

Research and development expense (R&D) is primarily for our Limitx Technology development activity. During the first quarter of 2017, our activities were addressing certain excipient issues in our LTX-04 tablet formulation and developing a new, faster releasing micro-particle formulation for LTX-04. During the first quarter of 2018 we announced results for Study 301. Included in each of March 31, 2018 and 2017 quarterly results are non-cash share-based compensation expenses of approximately $20 thousand and $34 thousand, respectively. Excluding the share-based compensation expense, our R&D expenses decreased approximately $50 thousand between reporting periods.

General, Administrative, Selling and Marketing

In March 2017 we licensed the Nexafed products to MainPointe and beginning thereafter, we reduced and eliminated all selling and marketing types of expenses. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the March 31, 2018 and 2017 quarterly results are non-cash share-based compensation expenses of approximately $42 thousand and $83 thousand, respectively. Excluding this share-based compensation expense, our selling, marketing, general and administrative expenses decreased by approximately $300 thousand between reporting periods, resulting primarily from the reductions in advertising and marketing activities as well as patent and general legal activities.

Interest Expense, net

During the three months ended March 31, 2018 and 2017, we incurred net interest expense of $99 thousand and $177 thousand, respectively, on our term loan from Oxford, which matures December 1, 2018.

Income Taxes

Our results for 2018 and 2017 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Liquidity and Capital Resources

At March 31, 2018, we had cash and cash equivalents of $0.8 million compared to cash and cash equivalents of $2.2 million at December 31, 2017. As of June 28, 2018 after giving effect to an aggregate of $1.5 million loans from John Schutte which closed during the second quarter 2018, our cash, cash equivalents, and refundable deposits were approximately $0.7 million. We expect our current cash and cash equivalents will only be able to fund operations into late July 2018.

To fund further operations for the remainder of July 2018 and beyond, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. The Company is exploring a variety of capital raising and other transactions to provide additional funding to continue operations. These include potential private offerings of common stock to institutional investors. The Company is also actively seeking a licensing partner for its Limitx Technology, with the objective of receiving an upfront license fee, development milestone payments and royalties on the net sales of products utilizing the Limitx Technology, similar to the Egalet Agreement and the now terminated Bayer Agreement. The Company is also exploring licensing or selling select assets and intellectual property in an effort to raise capital and reduce operating expenses. Finally, the Company is evaluating the potential for a strategic transaction which may involve the Company being acquired in a merger or asset purchase transaction. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. Our auditors have included in their report relating to our 2017 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern. In the absence of such financing or third-party license or collaboration agreements, there will be substantial doubt about the Company’s ability to continue as a going concern and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

Critical Accounting Policies

Note A of the Notes to Consolidated Financial Statements, in the Company’s 2017 Annual Report on Form 10-K, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's critical accounting policies described in the 2017 Annual Report are also applicable to 2018.

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

(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 15, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Item 1A. Risk Factors

Investors in our common stock should consider the following risk factors, in addition to those risk factors set forth in our 2017 Annual Report on Form 10-K:

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us; if we fail to raise additional funding we will cease operations and/or seek protection under applicable bankruptcy laws.

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies of our Limitx product candidates and the cost, timing and outcomes of regulatory approval for our Limitx product candidates. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time. As of June 28, 2018 we had approximately $0.7 million of cash, cash equivalents, and refundable deposits and expect such amounts will only be sufficient to fund operations into late July 2018. Our auditors have included in their report relating to our 2017 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern.

We will require future additional capital infusions including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that we will complete any financings, strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us. Any additional equity financing will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed could materially harm our business, financial condition and results of operations. In the absence of the receipt of additional financing or payments under third-party license or collaborative agreements during July 2018, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. This could result in a complete loss of shareholder value of the Company. Even assuming we are successful in securing additional sources of financing to fund continued operations, there can be no assurance that the proceeds of such financing will be sufficient to fund operations until such time, if at all, that we generate sufficient revenue from our products and product candidate to sustain and grow our operations.

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

June 29, 2018	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

