Form 10-Q
period 2018-06-30
ACURA PHARMACEUTICALS, INC
filed 2018-08-14
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

Common Stock, $0.01 par value               Shares outstanding as of August 13, 2018: 21,033,528

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	June 30, 2018	December 31, 2017

Assets:
Cash and cash equivalents	$568	$2,220
Royalty receivable	94	71
Prepaid expenses and other current assets	154	275
Refundable deposits	100	-

Total current assets	916	2,566
Income tax receivable	135	135
Property, plant and equipment, net (Note 6)	641	679
Intangible asset, (net of accumulated amortization of $879 and $776) (Note 3)	1,121	1,224

Total assets	$2,813	$4,604

Liabilities:
Accounts payable	$662	$3
Accrued expenses (Note 7)	795	939
Accrued interest	767	700
Other current liabilities	19	41
Sales returns liability	254	254
Debt, (net of discounts) (Note 8)	1,505	2,694

Total current liabilities	4,002	4,631
Accrued interest	8	-
Notes payable – related party, (net of discounts)	1,429	-

Total liabilities	5,439	4,631

Commitments and contingencies (Note 15)

Stockholders’ deficit:
Common stock - $.01 par value per share; 100,000 shares authorized, 21,034 and 20,796 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	210	208
Additional paid-in capital	380,299	380,145
Accumulated deficit	(383,135)	(380,380)

Total stockholders’ deficit	(2,626)	(27)

Total liabilities and stockholders’ deficit	$2,813	$4,604

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited; in thousands except per share amounts)

	Three months Ended June 30,		Six months Ended June 30,
	2018	2017	2018	2017
Revenues:
License fee revenue	$-	$-	$-	$2,500
Collaboration revenue	-	23	-	59
Royalty revenue	76	69	274	143
Product sales, net	-	-	-	107
Total revenues, net	76	92	274	2,809

Cost and expenses:
Cost of sales	-	-	-	128
Research and development	477	1,020	1,127	1,731
Selling, marketing, general and administrative	846	1,063	1,789	2,359
Total cost and expenses	1,323	2,083	2,916	4,218

Operating loss	(1,247)	(1,991)	(2,642)	(1,409)
Interest expense, net (Note 10)	(14)	(158)	(113)	(335)

Loss before income taxes	(1,261)	(2,149)	(2,755)	(1,744)
Provision for income taxes	-	-	-	-
Net loss	$(1,261)	$(2,149)	$(2,755)	$(1,744)

Loss per share:
Basic	$(0.06)	$(0.18)	$(0.13)	$(0.15)
Diluted	$(0.06)	$(0.18)	$(0.13)	$(0.15)
Weighted average shares outstanding:
Basic	21,101	11,966	21,068	11,938
Diluted	21,101	11,966	21,068	11,938

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED STOCKHOLDERS' DEFICIT

(Unaudited; in thousands)

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2018	20,796	$208	$380,145	$(380,380)	$(27)

Net loss	-	-	-	(2,755)	(2,755)

Non-cash share-based compensation	-	-	122	-	122

Net distribution of common stock pursuant to restricted stock unit award plan	238	2	32	-	34

Balance at June 30, 2018	21,034	$210	$380,299	$(383,135)	$(2,626)

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(2,755)	$(1,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38	47
Provision for sales returns	-	49
Non-cash share-based compensation	122	233
Capitalized debt discount	(74)	-
Amortization of debt discount and deferred debt issue costs	34	56
Amortization of intangible asset	103	103
Gain on disposal of machinery & equipment	-	(3)
Change in assets and liabilities:
Trade accounts receivable	-	23
Collaboration revenue receivable	-	78
Royalty receivable	(23)	-
Inventory	-	103
Prepaid expenses and other current assets	121	(294)
Refundable deposits	(100)	-
Accounts payable	659	505
Accrued expenses	(144)	(12)
Accrued interest	75	105
Other current liabilities	10	11
Sales returns liability	-	(49)
Net cash used in operating activities	(1,934)	(789)
Cash Flows from Investing Activities:
Proceeds from transfer of equipment to licensee	-	103
Proceeds from transfer of inventory to licensee	-	206
Net cash provided by investing activities	-	309
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	2	-
Proceeds from loan maturing February 2, 2020	1,500	-
Principal payments on loan maturing December 1, 2018	(1,220)	(1,122)
Net cash provided by (used in) financing activities	282	(1,122)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,652)	(1,602)
Cash, cash equivalents, and restricted cash at beginning of period	2,220	5,181
Cash, cash equivalents, and restricted cash at end of period	$568	$3,579

Supplemental disclosure of cash flow information:
Cash interest payments on loan maturing December 1, 2018	$78	$176

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited; in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2018	June 30, 2017
Cash	$568	$1,077
Cash equivalents	-	2
Restricted cash equivalents	-	2,500
Total cash, cash equivalents and restricted cash show in the consolidated statements of cash flows	$568	$3,579

Supplemental disclosures of noncash investing and financing activities:

Six months Ended June 30, 2018

1.	The imputed interest on the below market rate element of the related party $1.5 million loan amounted to $74 thousand recorded as a benefit to interest income with a corresponding like amount as debt discount against the principal amount of the loan. The debt discount will be amortized to interest expense over the term on the loans.

Six months Ended June 30, 2017

1.	There are no supplemental disclosure activities.

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

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

Basis of Presentation and Substantial Doubt in Going Concern

The accompanying unaudited consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of June 30, 2018, we had cash and refundable deposits of $0.7 million, working capital deficit of $3.1 million and an accumulated deficit of $383.1 million. As of August 13, 2018 we had cash and refundable deposits of $0.2 million. We had a loss from operations of $2.6 million and a net loss of $2.8 million for the six months ended June 30, 2018. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We had a loss from operations of $5.2 million and a net loss of $5.7 million for the year ended December 31, 2017. We anticipate operating losses to continue for the foreseeable future.

We have a term loan with Oxford Finance LLC (“Oxford” or the “Lender”) and as of June 30, 2018 and August 13, 2018, the outstanding principal balance is $1.5 million and $1.0 million, respectively. The $795 thousand balloon interest payment is due to Oxford on December 1, 2018. Our term loan agreement with Oxford contains customary affirmative and negative covenants. One such covenant is that the Company must submit on an annual basis to Oxford, within 120 days after the end of its fiscal year, audited financial statements, together with an unqualified audit opinion from an independent registered public accounting firm, or the Unqualified Audit Opinion Covenant. Per the term loan agreement an audit opinion with an explanatory paragraph noting substantial doubt about the Company’s ability to continue in business (the “going concern opinion”) is deemed to violate the Unqualified Audit Opinion Covenant. Failure to comply with the Unqualified Audit Opinion Covenant is a breach of the term loan agreement and unless such covenant or breach is waived, Oxford would have the option of accelerating the debt under the term loan agreement and initiating enforcement collection actions, foreclosing on collateral (which includes most assets of the Company) and, among other things, preventing the Company from using any funds in its bank or securities accounts. On March 16, 2017, we and Oxford entered into a third amendment to the loan agreement, or the Third Amendment. Pursuant to the Third Amendment (i) we granted Oxford a lien on our intellectual property, (ii) Oxford provided a waiver of compliance with the Unqualified Audit Opinion Covenant in connection with our receipt of our auditor’s going concern opinion for our 2016 financial statements and (iii) Oxford consented to the terms of the MainPointe Agreement.

During the second quarter of 2018, we borrowed a total of $1.5 million from John Schutte, a principal of MainPointe and our largest shareholder. In conjunction with such loans, we entered into of a fourth amendment to our term loan agreement with Oxford, pursuant to which Oxford granted a similar waiver of compliance with the Unqualified Audit Opinion Covenant for our 2017 financial statements and extended the period in which we could deliver financial statements for 2017 to 160 days after year’s end (instead of 120 days). (see Notes 9 and 15). On June 7, 2018, we filed our 2017 financial statements as part of our annual report on Form 10-K. We borrowed another $400 thousand from John Schutte on August 2, 2018 and our total borrowing to date with John Schutte is $1.9 million. With the net proceeds to the Company resulting from the loans from Mr. Schutte, we expect our cash will only be sufficient to fund operations into late August 2018.

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

New accounting standards which have been adopted on or before June 30, 2018

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

New accounting standards which have not been adopted on or before June 30, 2018

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

Egalet Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer and the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the agreement was terminated. We have recorded amortization expense of $103 thousand in each of the six month periods ending June 30, 2018 and 2017. Annual amortization of the patent for its remaining life through 2021 is expected to approximate $208 thousand each year.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Under ASC 606, revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at June 30, 2018.

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

Disaggregation of Total Revenues

The Company has two licenses for currently marketed products containing its technologies; the Nexafed products containing the Impede Technology to MainPointe and Oxaydo containing the Aversion Technology to Egalet. All of the Company’s royalty revenues are earned from these two licenses and from the licensee’s sale of products in the U.S. Royalty revenues by licensee are summarized below:

	Three months Ended June 30, 2018	Six months Ended June 30, 2018
	(in thousands)
Egalet	$70	$260
MainPointe	6	14
Royalty revenues	$76	$274

Contract Balance and Performance Obligations

The Company’s reported contract assets and contract liability balances under the license and collaboration agreements at either June 30, 2018 or December 31, 2017 was $0.00. Contract assets may be reported in future periods under prepaid expenses or other current assets on the balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the balance sheet.

NOTE 5 – RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities. Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and share-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred. We make payments to CROs based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the financial statements as prepaid expenses. We review and charge to expense the amounts for CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO to us. The accrued CRO costs are subject to revisions by us as the study progresses towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known to us. We did not have any remaining obligations under cancelable arrangements, nor did we have any prepaid CRO costs or prepaid clinical trial study expenses at June 30, 2018 or December 31, 2017.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	598	598
Computer hardware and software	107	107
Machinery and equipment	275	275
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
Total	2,512	2,512
Less: accumulated depreciation	(1,871)	(1,833)
Net property, plant and equipment	$641	$679

We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Cost sharing expenses under license agreement	$412	$328
Other fees and services	34	36
Payroll, payroll taxes and benefits	77	70
Professional services	127	149
Clinical, non-clinical and regulatory services	118	326
Property taxes	13	16
Franchise taxes	14	14
Total	$795	$939

NOTE 8 – DEBT

Loan due December 1, 2018

In December 2013, we entered into a Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford” or the “Lender”), for a term loan to the Company in the principal amount of $10.0 million (the “Term Loan”). The Term Loan accrues interest at a fixed rate of 8.35% per annum (with a default rate of 13.35% per annum). The Company was required to make monthly interest−only payments until April 1, 2015 (“Amortization Date”) and on the Amortization Date, the Company began to make payments of principal and accrued interest in equal monthly installments of $260 thousand sufficient to amortize the Term Loan through the maturity date of December 1, 2018. All unpaid principal and accrued and unpaid interest with respect to the Term Loan is due and payable in full on December 1, 2018. As security for its obligations under the initial Oxford Loan Agreement (prior to the Third Amendment), the Company granted Lender a security interest in substantially all of its existing and after−acquired assets, exclusive of its intellectual property assets. Pursuant to the Oxford Loan Agreement, the Company is not allowed to pledge its intellectual property assets to others. Upon the execution of the Oxford Loan Agreement, we issued to the Lender warrants to purchase an aggregate of up to 60 thousand shares of our common stock at an exercise price equal to $7.98 per share (after adjustment for our one-for-five reverse stock split) (the “Warrants”). We recorded $400 thousand as debt discount associated with the relative fair value of the Warrants and are amortizing it to interest expense over the term of the loan using the loan’s effective interest rate. The Warrants are immediately exercisable for cash or by net exercise and will expire December 27, 2020.

In January 2015, we and Oxford entered into an amendment to the Oxford Loan Agreement. Pursuant to the amendment, (i) the exercise price of the warrants was lowered from $7.98 to $2.52 per share (the average closing price of our common stock on Nasdaq for the 10 trading days preceding the date of the amendment and after giving effect to our one-for-five reverse stock split) and we recorded additional debt discount of $33 thousand representing the fair value of the warrant modification, (ii) we agreed to maintain $2.5 million cash reserves until such time as we have repaid $5.0 million in principal of the Term Loan, and (iii) the Lender consented to the terms of our Collaboration and License Agreement with Egalet relating to our Oxaydo product.

In October 2016, we and Oxford entered into a second amendment to the Oxford Loan Agreement (the “Second Amendment”). Pursuant to the Second Amendment, (i) the requirement that we maintain a $2.5 million cash balance reserve until such time as $5.0 million in principal was repaid under the Term Loan has been modified so that the $2.5 million cash balance reserve remains in place until we raise an additional $6.0 million (excluding payments received under the KemPharm Agreement) through the issuance of equity securities and from upfront payments under license, joint venture, collaboration or other partnering transactions, provided that at least $3.0 million of such amount must be raised through the issuance and sale of our equity securities, and (ii) the Lender consented to the terms of our Agreement with KemPharm. In July 2017, the Company completed a private placement of its equity units to an investor, each unit consisting of one share of common stock and a warrant to purchase one-fifth of a share of common stock. The net proceeds to the Company from the private offering was approximately $4.0 million. Giving effect to the $2.5 million upfront payment received from MainPointe pursuant to the MainPointe Agreement and the approximate $4.0 million in net proceeds from the July 2017 private offering, the Company has satisfied the condition in the Second Amendment to the Oxford Loan Agreement to waive the $2.5 million cash reserve requirement.

In March 2017, we and Oxford entered into a third amendment to the Oxford Loan Agreement (the “Third Amendment”). Pursuant to the Third Amendment (i) we granted Oxford a lien on our intellectual property, (ii) Oxford provided a waiver of compliance with the Unqualified Audit Opinion Covenant in connection with our receipt of our auditor’s going concern opinion for our 2016 financial statements and (iii) Oxford consented to the terms of the MainPointe Agreement. Under the Oxford Loan Agreement, an audit opinion with an explanatory paragraph noting substantial doubt about the Company’s ability to continue in business is deemed to violate the Unqualified Audit Opinion Covenant.

During the second quarter 2018, in connection with $1.5 million loans extended to us by John Schutte, we and Oxford entered into a fourth amendment to the Oxford Loan Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, Oxford provided a waiver of compliance with the Unqualified Audit Opinion Covenant in connection with our receipt of our auditor’s opinion with a going concern explanatory paragraph for our 2017 financial statements and allowed us to deliver financial statements up to 160 days after year end, instead of 120 days after year end. On June 7, 2018 we filed our 2017 financial statements.

The Company may voluntarily prepay the Term Loan in full, but not in part, and any prepayment is subject to a prepayment premium equal to 1% of the principal prepaid. In addition, at the maturity, termination or upon voluntary or mandatory prepayment of the Term Loan the Company must pay the Lender an additional one-time interest payment of $795 thousand. We are accruing additional monthly interest expense over the term of the loan for this additional one-time interest payment using the loan’s effective cash interest rate. As of June 30, 2018 and December 31, 2017, we have accumulated and accrued $767 thousand and $700 thousand of additional interest, respectively.

The Company was obligated to pay customary lender fees and expenses, including a one-time facility fee of $50 thousand and the Lender’s expenses in connection with the Oxford Loan Agreement. Combined with the Company’s own expenses and a $100 thousand consulting placement fee, the Company incurred $231 thousand in deferred debt issue costs. We are amortizing these costs, including debt modification additional costs, into interest expense over the term of the loan using the loan’s effective interest rate of 10.16%.

The Oxford Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, pay dividends, redeem stock, and merge or consolidate and dispose of assets. In addition, it contains customary events of default that entitles the Lender to cause any or all of the Company’s indebtedness under the Oxford Loan Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non−payment defaults, covenant defaults (including breach of the Unqualified Audit Opinion Covenant), a material adverse change in the Company, bankruptcy and insolvency defaults and material judgment defaults.

Loan due January 2, 2020

During the second quarter 2018, we borrowed $1.5 million from John Schutte, a related-party, and issued two promissory notes (the Schutte Notes), in that aggregate principal amount to him. The Schutte Notes bear interest at prime plus 2.0%, and mature on January 2, 2020, at which time all principal and interest is due, and are unsecured until all obligations to Oxford are satisfied at which time we are required to grant a security interest to Mr. Schutte in all of our assets. Because we believe the promissory note’s rate of interest is below current market rates for us, we imputed interest on the below market rate element of the loan using the 10.16% interest rate under the Oxford Loan Agreement which amounted to $74 thousand. We recorded the $74 thousand as a benefit to interest income in the three month period ended June 30, 2018 with a corresponding like amount as debt discount against the principal amount of the loan. The debt discount will be amortized to interest expense over the term on the loans.

The events of default under the Schutte Notes are limited to bankruptcy defaults and failure to pay interest and principal when due on January 2, 2020. In addition, Mr. Schutte and Oxford entered into a subordination agreement, approved by us and our subsidiary, pursuant to which Mr. Schutte subordinated the Schutte Notes to our obligations to Oxford under the Oxford Loan Agreement. The Schutte Notes may be prepaid at any time in whole or in part, however while Oxford’s loan is outstanding such prepayment will require Oxford’s consent.

Our debt at June 30, 2018 is summarized below (in thousands):

	Current	Long-term	Total
Loan Due December 1, 2018
Balance at Jan. 1, 2018	$2,740	$-	$2,740
Principal payments	(1,220)	-	(1,220)
Balance at Jun. 30, 2018	$1,520	$-	$1,520

Loan Due January 2, 2020
Balance at Jan. 1, 2018	$-	$-	$-
Borrowings	-	1,500	1,500
Balance at Jun. 30, 2018	$-	$1,500	$1,500

Debt Discount	Current	Long-term	Total
Balance at Jan. 1, 2018	$(32)	$-	$(32)
Additions	-	(74)	(74)
Amortization expense	21	3	24
Balance at Jun. 30, 2018	$(11)	$(71)	$(82)

Deferred Debt Issuance Costs	Current	Long-term	Total
Balance at Jan. 1, 2018	$(14)	$-	$(14)
Amortization expense	10	-	10
Balance at Jun. 30, 2018	$(4)	$-	$(4)

Debt, net at Jun. 30, 2018	$1,505	$1,429	$2,934

Our debt interest expense for the three and six months ended June 30, 2018 and 2017 consisted of the following (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
Interest expense:	2018	2017	2018	2017
Term loan – due December 1, 2018	$63	$133	$145	$281
Term loans – due January 2, 2020	8	-	8	-
Debt discount	13	17	24	37
Debt issue costs	4	9	10	19
Total interest expense	$88	$159	$187	$337
Less: imputed interest income on related party loan	(74)	-	(74)	-
Less: interest income	-	(1)	-	(2)
Total interest expense, net	$14	$158	$113	$335

NOTE 9 – RELATED PARTY TRANSACTIONS

In July 2017, we completed a $4.0 million private placement with John Schutte (sometimes referred to as the “Investor”), consisting of 8,912,655 units (“Units”) of the Company, at a price of $0.4488 per Unit (the “Transaction”). Each Unit consists of one share of Common Stock and a Warrant to purchase one fifth (0.2) of a share of Common Stock. The issue price of the Units was equal to 85% of the average last sale price of our Common Stock for the five trading days prior to completion of the Transaction. The Warrants are immediately exercisable at a price of $0.528 per share (which equals the average last sale price of the Company’s Common Stock for the five trading days prior to completion of the Transaction) and expire five years after issuance (subject to earlier expiration in event of certain acquisitions). We have assigned a relative fair value of $495 thousand to the warrants out of the total $4.0 million proceeds from the private placement transaction and have accounted these warrants as equity. The Transaction was completed through a private placement to an accredited investor and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933.

Investor is a principal of MainPointe, a Kentucky limited liability company. In March 2017, we granted MainPointe an exclusive license to our Impede technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million plus approximately $309 thousand for transferred inventory and equipment. The Company will receive a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported revenue for the six month period ending June 30, 2018 is $8 thousand of royalty revenue from MainPointe. (See Note 3).

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

During the second quarter of 2018, we borrowed $1.5 million from John Schutte and issued two promissory notes in that aggregate principal amount to him. See Note 8 for a discussion of this transaction.

NOTE 10 – COMMON STOCK WARRANTS

We had no activity in our warrants for either the six months ended June 30, 2018 or 2017. Our warrants consisted of the following (in thousands except price data):

	June 30,
	2018		2017
	Number	WAvg Exercise Price	Number	WAvg Exercise Price
Outstanding, Jan. 1,	1,842	$0.59	60	$2.52
Issued	-	-	-	-
Exercised	-	-	-	-
Expired		--	-	-
Modification		--	-	-
Outstanding, Jun. 30,	1,842	$0.59	60	$2.52

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

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables from trade, royalties and collaboration, trade accounts payable, and our debt. The carrying amounts of these financial instruments, other than our long-term debt, are representative of their respective fair values due to their relatively short maturities.

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

Our share-based compensation expense recognized in the Company’s results of operations from all types of issued instruments comprised the following:

	Three months Ended June 30,		Six months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Research and development costs:
Stock options	$11	$34	$24	$68
Restricted stock units	7	-	14	-
Subtotal	$18	$34	$38	$68

General and administrative costs:
Stock options	$19	$53	$53	$106
Restricted stock units	29	42	51	84
Subtotal	$48	$95	$104	$190

Total	$66	$129	$142	$258

Included in the table’s reported totals for general and administrative costs is share-based compensation expense from the marked-to-market accounting of a portion of the RSUs granted to our directors is approximately $7 thousand and $13 thousand for the three month periods ended June 30, 2018 and 2017, respectively and approximately $20 thousand and $25 thousand for the six month periods ended June 30, 2018 and 2017, respectively.

Stock Option Award Plans

We maintain various stock option plans. A summary of our stock option plan activity during the six month periods ending June 30, 2018 and 2017 is shown below (in thousands except price data):

	Six months Ended June 30,
	2018		2017
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, Jan. 1,	1,494	$12.33	1,397	$13.57
Granted	-	-	-	-
Exercised	-	-	(1)	(0.92)
Forfeited or expired	(145)	(46.39)	-	-
Outstanding, Jun. 30,	1,349	$8.68	1,396	$13.58
Options exercisable	1,129	$10.26	1,190	$15.71

The following table summarizes information about nonvested stock options outstanding at June 30, 2018 (in thousands except price data):

	Number of Options Not Exercisable	Weighted Average Fair Value
Outstanding, Jan. 1, 2018	270	$0.46
Granted	-	-
Vested	(46)	0.77
Forfeited	(4)	0.41
Outstanding, Jun. 30, 2018	220	$0.39

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

The intrinsic value of the option awards which were vested and outstanding at each of June 30, 2018 and 2017 was $0 thousand. The total remaining unrecognized compensation cost on unvested option awards outstanding at June 30, 2018 was $34 thousand, and is expected to be recognized in operating expense in varying amounts over the 5 months remaining in the requisite service period.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors, a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan”) and a 2014 Restricted Stock Unit Award Plan (the “2014 RSU Plan”). Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. Our non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The portion of the RSU awards subject to cash settlement are recorded as a liability in the Company’s balance sheet as they vest and being marked-to-market each reporting period until they are distributed. The liability was $19 thousand and $41 thousand at June 30, 2018 and December 31, 2017, respectively.

The compensation cost to be incurred on a granted RSU without a cash settlement option is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense and recorded to additional paid-in capital over the vesting period of the RSU award. The total remaining unrecognized compensation cost on unvested RSU awards outstanding at June 30, 2018 was $27 thousand, and is expected to be recognized in operating expense over the 6 months remaining in the requisite service period.

A summary of the award activity under the RSU Plans as of June 30, 2018 and 2017, and for each of the six month period then ended consisted of the following:

	Six months Ended June 30,
	2018		2017
	(in thousands)
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	462	262	91	91
Granted	267	-	238	-
Distributed	(262)	(262)	(67)	(67)
Vested	-	133	-	118
Forfeited or expired	(8)	-	-	-
Outstanding, Jun. 30	459	133	262	142

2017 Restricted Stock Unit Award Plan

Our 2017 RSU Plan was approved by shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. As of June 30, 2018, approximately 1.0 million shares are available for award under the 2017 RSU Plan.

Information about the awards under the 2017 RSU Plan is as follows:

•	In December 2017, we awarded 200 thousand RSUs to our employees. Such RSU awards will vest 100% after one full year of service. Distributions of the vested RSU awards to the employees will be made in three equal installments on the first business day of each of January 2020, 2021, and 2022 or earlier upon a qualifying change of control.

•	In January 2018, we awarded approximately 67 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2018. Distributions of stock under the January 2018 award will be distributed on January 2, 2019, the first business day of the year after vesting.

2014 Restricted Stock Unit Award Plan

Our 2014 RSU Plan was approved by shareholders in May 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of June 30, 2018, approximately 3 thousand shares are available for award under the 2014 RSU Plan.

Information about the awards under the 2014 RSU Plan during 2017 and 2018 is as follows:

•	In January 2017, we awarded approximately 60 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2017. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting and the liability recorded in the Company’s balance sheet as an estimate for such cash settlement was $41 thousand at December 31, 2017. Distributions of stock under this award was distributed on January 2, 2018.

Information about the distribution of shares under the 2014 RSU Plan is as follows:

•	In January 2017, 1 thousand RSUs from the May 2014 award and 66 thousand RSUs from the January 2016 award were distributed. There were 1 thousand RSUs from the May 1 2014 award and 22 thousand RSUs from the January 2016 award which remained deferred until a future distribution date, which occurred on January 1, 2018. Of the 67 thousand RSUs distributed, 49 thousand RSUs were distributed in common stock and 18 thousand RSUs were settled in cash.

•	In January 2018, all outstanding 262 thousand RSUs from the 2014 RSU Plan were distributed. Of the approximately 262 thousand RSUs distributed, 238 thousand RSUs were distributed in common stock and 24 thousand RSUs were settled in cash.

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

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $169 million gross Federal NOLs at June 30, 2018 (of which approximately $168 million were generated prior to 2018). Because we believe the ability for us to use the Federal NOLs generated prior to January 1, 2018 to offset future taxable income is severely limited, as prescribed under Internal Revenue Code (“IRC”) Section 382, we have estimated and recorded an amount for the likely limitation to our deferred tax asset. The amount we recorded thereby reduced the aggregate estimated benefit of the Federal NOLs generated prior to January 1, 2018 to approximately $1.0 million. We believe the gross Federal NOL benefit we generated prior to January 1, 2018 to offset future taxable income is less than $150 thousand annually. As prescribed under Internal Revenue Code, any unused Federal NOL benefit from the annual limitation can be accumulated and carried forward to the subsequent year and will expire if not used in accordance with the NOL carried forward term of 20 years or 2037, if generated before January 1, 2018 and Federal NOLs generated after December 31, 2017 can be carried forward indefinitely. Future common stock transactions may cause another qualifying event under IRC 382 which may further limit our utilization of our NOLs.

The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both June 30, 2018 and December 31, 2017, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 14 – NET LOSS PER SHARE

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested Restricted Stock Units (“RSUs”) (see Note 12). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2018 as the Company reported a net loss for the six month period, and including the effects of the common stock equivalents in the diluted EPS calculations would have been antidilutive. The weighted-average common shares outstanding diluted computation is not impacted during any period where the exercise price of a stock option or common stock warrant is greater than the average market price.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in thousands except per share data):

	Three months Ended June 30,		Six months Ended June 30,
	2018	2017	2018	2017
EPS – basic and diluted
Numerator: net loss	$(1,261)	$(2,149)	$(2,755)	$(1,744)
Denominator (weighted):
Common shares	21,034	11,883	21,034	11,884
Vested RSUs	67	83	34	54
Basic and diluted weighted average shares outstanding	21,101	11,966	21,068	11,938
EPS – basic and diluted	$(0.06)	$(0.18)	$(0.13)	$(0.15)

Excluded securities (non-weighted):
Common shares issuable:
Stock options – vested and nonvested	1,349	1,396	1,349	1,396
RSUs - nonvested	326	120	326	120
Common stock purchase warrants	1,842	60	1,842	60
Total excluded common shares	3,517	1,576	3,517	1,576

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

In California, on May 24, 2016, the Court entered an Order approving a stipulation which stays the individual cases against us and provides for an agreed upon dismissal protocol for all cases where is a lack of product identification.  On January 13, 2017, the Court also entered a general stay of this entire litigation. To date, none of these plaintiffs have confirmed they ingested any of the generic metoclopramide manufactured by us.  Therefore, we expect that the lawsuits filed against us will be dismissed voluntarily with prejudice later in 2018.  Legal fees related to this matter are currently covered by our insurance carrier.

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of June 30, 2018 and we are presently unable to determine if any potential loss would be covered by our insurance carrier.

DES Litigation

On April 12, 2018, an action was commenced against the Company and over twenty-five other pharmaceutical manufacturers in New York State Supreme Court, New York County, captioned Cotto et al. v. Abbott Laboratories, Inc., et al (index 153339/2018). The Complaint contains seven causes of action, including negligence, strict liability, and breach of warranty, wrongful death, among others, in connection with the alleged exposure of the deceased plaintiff in utero to diethylstilbestrol (DES) in approximately 1956 as the result of the ingestion of the drug by her mother. The plaintiffs are the personal representative of the deceased and her two daughters, individually. The plaintiffs were unable to determine which of the defendants produced the DES used by the deceased, but regardless seeks to hold all defendants jointly and severally liable. The Complaint seeks $10.0 million in compensatory and $10.0 million in punitive damages on each of five counts and damages in an amount to be determined for wrongful death and additional punitive damages in an unstated amount. As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of June 30, 2018. We are presently unable to determine if any potential loss would be covered by any of our insurance carriers.

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

In accordance with the Egalet Agreement, we and Egalet have formed a joint steering committee to coordinate commercialization strategies and the development of product line extensions. Egalet is responsible for the fees and expenses relating to the Oxaydo NDA and product line extensions of Oxaydo, provided that Egalet will pay a substantial majority of the expenses and we will pay for the remaining fees and expenses relating to (i) annual NDA PDUFA product fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States. Egalet will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Egalet is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Egalet will have final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Egalet may develop Oxaydo for other countries and in additional strengths, in its discretion. At June 30, 2018 we have accrued approximately $412 thousand of these potential cost sharing reimbursable expenses under the Egalet Agreement.

NOTE 16 – SUBSEQUENT EVENT

Loan Due January 2, 2020

On August 2, 2018 we borrowed $0.4 million from John Schutte and issued a promissory note in that aggregate principal amount to him. To date we have borrowed $1.9 million from him (the Schutte Notes). The Schutte Notes bear interest at prime plus 2.0%, and mature on January 2, 2020, at which time all principal and interest is due, and are unsecured until all obligations to Oxford are satisfied at which time we are required to grant a security interest to Mr. Schutte in all of our assets. Events of default under the Schutte Notes are limited to bankruptcy defaults and failure to pay interest and principal when due on January 2, 2020. During the second quarter 2018, Mr. Schutte and Oxford entered into a subordination agreement, approved by us and our subsidiary, pursuant to which Mr. Schutte subordinated the Schutte Notes to our obligations to Oxford under the Oxford Loan Agreement. The Schutte Notes may be prepaid at any time in whole or in part, however while Oxford’s loan is outstanding such prepayment will require Oxford’s consent.

Facility Lease

The Company leases administrative office space in Palatine, Illinois on a month to month basis at the rate of approximately $2 thousand per month.

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

In March 2017, we completed a pilot pharmacokinetic study for a PSE and loratadine-combination product using our Impede 1.0 technology. The study in 24 healthy adult subjects demonstrated sufficient, but not bioequivalent blood levels of PSE to the comparator while the second active ingredient achieved bioequivalence. Based on the product profile, we believe this formulation can be moved into final development for a 5050(b)(2) NDA submission. The Company intends to upgrade this formulation with its Impede 2.0 technology before determining any advancement in development, however, we have not yet committed to that level of development.

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

Abuse of Prescription Opioid Products and Development of Abuse Deterrent Formulations

Prescription opioids drugs, such as morphine and oxycodone, have a long history of use for the management of pain. Because they are highly effective, they are one of the largest prescribed drug categories in the U.S. However, a side effect of high doses of opioids is euphoria, or “a high”. For these reasons, opioids are the most misused or abused prescription drugs in the U.S. Opioids are offered in a variety of dosages including immediate-release tablets (or capsules), extended-release tablets (or capsules), patches and other formats. Abusers will often manipulate or tamper with the formulations to achieve their high, including:

•	Oral Excessive Tablet Abuse (ETA). Generally recognized as the most prevalent route of administration by abusers, the abuser simply orally ingests more tablets (or capsules) than is recommended for pain relief.

•	Oral Manipulated Tablet Abuse (MTA). Extended-release tablets or patches are sometimes crushed, chewed or otherwise physically or chemically manipulated to defeat the extended-release mechanism and provide an immediate-release of the opioid for oral ingestion.

•	Nasal snorting. Crushed tablets are insufflated for absorption of the drug through the nasal tissues.

•	Injection. The opioid is physically or chemically removed from the dosage and injected into the vein using a syringe.

•	Poly-pharmacy. Opioids are sometimes used in conjunction with alcohol, methamphetamine, or other drugs to accentuate the high.

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

Limitx Technology Products in Development

We have the following products in development utilizing our Limitx Technology:

Limitx Technology Product	Status

Immediate-release hydromorphone HCI (LTX-04)	Two Phase I exploratory pharmacokinetic studies completed. IND no longer active.

Immediate-release hydrocodone bitartrate with acetaminophen (LTX-03)	Initial buffer dose ranging study completed October 2017 Follow on dose ranging study completed in January 2018 Manufacturing scale-up in process

Immediate-release oxycodone HCl (LTX-01) & (LTX-02)	Formulation development in process

Immediate-release non-opioid drug (LTX-09)	Formulation development in process

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

We intend to advance LTX-03 to clinical development for a New Drug Application (NDA). Therefore, we submitted an Investigational New Drug Application, or IND with respect to LTX-03, to the FDA in the first quarter of 2018, which became effective in April 2018. We commenced the scale-up of the commercial manufacturing process in the second quarter of 2018 as to-be-marketed formulations are required for all NDA development work. We may run additional exploratory studies before manufacturing scale-up is complete to further understand the Limitx technology.

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

Impede Technology Products in Development

Given the fragmented nature of the PSE market with products containing multiple active ingredients, we are developing additional products for our Nexafed franchise:

Impede Technology Product	Status

Nexafed 30mg with Impede 2.0 Technology	Manufacturing validation complete. We believe MainPointe launched commercial shipments in third quarter of 2017

Immediate-release pseudoephedrine HCl in combination with other cold and allergy active ingredients	Nexafed Sinus Pressure + Pain launched and licensed to MainPointe

Extended-release formulation utilizing Impede 2.0 Technology	Pilot pharmacokinetic testing demonstrated bioequivalence to Sudafed® 12-hour Tablets. Pre-IND meeting held with the FDA. No imminent development planned

Extended-release combination products	No imminent development planned

Loratadine with pseudoephedrine	Final formulation development ready. No imminent development planned

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

Patents and Patent Applications

We have the following issued patents covering, among other things, our Limitx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033
9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033
9,662,393 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	May 2017	Nov. 2033
2,892,908 (CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
5,922,851 (JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	Jul. 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023
9,492,443 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Nov. 2016	Nov. 2023

We have the following additional issued patents relating to our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,476,402 (US)	Pharmaceutical compositions of certain combinations of kappa and mu opioid receptor agonists and other ingredients intended to deter opioid analgesic product misuse and abuse	Jan. 2009	Nov. 2023
8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	Jul. 2014	Nov. 2023
2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027
175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
1694260 (EUR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patents covering, among other things, our Nexafed products and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032
9,757,466 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Sep. 2017	Feb. 2032
10,004,699 (US)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Jun. 2018	Dec. 2035
2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sep. 2030
2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sep. 2030
2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sep. 2030
218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jan. 2016	Sep. 2030
13102020.5 (HK)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Oct. 2016	Sep. 2030

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

Company’s Present Financial Condition

At June 30, 2018, we had cash and refundable deposits of $0.7 million compared to $2.2 million of cash and cash equivalents at December 31, 2017. We had an accumulated deficit of approximately $383.1 million at June 30, 2018. We had loss from operations of $2.6 million and net loss of $2.8 million for the six months ended June 30, 2018 and we had a net loss from operations of $5.2 million and net loss of $5.7 million for the year ended December 31, 2017. As of August 13, 2018 after giving effect to an aggregate of $1.9 million loans from John Schutte, our cash and refundable deposits were approximately $0.2 million. We expect our current cash and refundable deposits will only be able to fund operations into late August 2018.

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

Three months Ended June 30, 2018 Compared to Three months Ended June 30, 2017

	June 30,
	2018	2017	Increase (decrease)
	(In thousands)			Percent
Revenues:
License fee revenue	$-	$-	$-	-%
Collaboration revenue	-	23	(23)	(100)
Royalty revenue	76	69	7	10
Product sales, net	-	-	-	-
Total revenues, net	76	92	(16)	(17)

Cost and expenses:
Cost of sales	-	-	-	-
Research and development	477	1020	(543)	(53)
Sales, marketing, general and administrative	846	1063	(217)	(20)
Total cost and expenses	1,323	2,083	(760)	(37)
Operating loss	(1,247)	(1,991)	(744)	(46)

Interest expense, net	(14)	(158)	(144)	(91)
Loss before income taxes	(1,261)	(2,149)	(888)	(41)
Provision for income taxes	-	-	-	-
Net loss	$(1,261)	$(2,149)	$(888)	(41)%

Revenue and Cost of Sales

Collaboration Revenue

Collaboration revenue is derived from development activities under a collaboration agreement we may have with a customer. We had no development activities with a customer during the three months ended June 30, 2018. We recognized $23 thousand of collaboration revenue during the three months ended June 30, 2017.

Royalty Revenue

In connection with our agreement with Egalet for Oxaydo tablets, we earn a royalty based on Oxaydo net sales. We recognized $70 thousand and $64 thousand of royalty revenue during the three months ended June 30, 2018 and 2017, respectively.

In connection with our agreement with MainPointe for the Nexafed products, we earn a royalty of 7.5% on net sales. We recognized $6 thousand and $5 thousand of royalty revenue during the three months ended June 30, 2018 and 2017, respectively.

Net Product Sales and Cost of Sales

In March 2017 we stopped selling the Nexafed products as we licensed the product line to MainPointe, who is actively manufacturing, distributing, and selling the Nexafed products. We recognized $107 thousand of net product sales and incurred $128 thousand of cost of sales on the Nexafed products during the three months ended June 30, 2017. Our cost of sales on the Nexafed products included third-party manufacturing costs, third-party warehousing and product distribution charges and inventory reserve expenses.

Expenses

Research and Development

Research and development expense (R&D) is primarily for our Limitx Technology development activity. During the first quarter 2017, our activities were addressing certain excipient issues in our LTX-04 tablet formulation and developing a new, faster releasing micro-particle formulation for LTX-04. We substantially completed our second pharmacokinetic study, AP-LTX-401 during the second quarter 2017. During the second quarter of 2018 our submitted IND for LTX-03 to the FDA became effective in April 2018. We commenced the scale-up of the commercial manufacturing process as to-be-marketed formulations are required for all NDA development work. We may run additional exploratory studies before manufacturing scale-up is complete to further understand the Limitx technology. Included in each of June 30, 2018 and 2017 quarterly results are share-based compensation expenses of $18 thousand and $34 thousand, respectively. Excluding the share-based compensation expense, our R&D expenses decreased $527 thousand between reporting periods.

General, Administrative, Selling and Marketing

In March 2017 we licensed the Nexafed products to MainPointe and beginning thereafter, we reduced and eliminated all selling and marketing types of expenses. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the June 30, 2018 and 2017 quarterly results are share-based compensation expenses of $48 thousand and $95 thousand, respectively. Excluding this share-based compensation expense, our selling, marketing, general and administrative expenses decreased by $170 thousand between reporting periods, resulting primarily from the reductions in advertising and marketing activities as well as patent and general legal activities.

Interest Expense, net

During the three months ended June 30, 2018 and 2017, we incurred net interest expense of $14 thousand and $158 thousand, respectively, on our term loans.

Income Taxes

Our results for 2018 and 2017 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Six months Ended June 30, 2018 Compared to Six months Ended June 30, 2017

	June 30,
	2018	2017	Increase (decrease)
	(In thousands)			Percent
Revenues:
License fee revenue	$-	$2,500	$(2,500)	(100)%
Collaboration revenue	-	59	(59)	(100)
Royalty revenue	274	143	131	92
Product sales, net	-	107	(107)	(100)
Total revenues, net	274	2,809	(2,535)	(90)

Cost and expenses:
Cost of sales	-	128	(128)	(100)
Research and development	1,127	1,731	(604)	(35)
Sales, marketing, general and administrative	1,789	2,359	(570)	(24)
Total cost and expenses	2,916	4,218	(1,302)	(31)
Operating loss	(2,642)	(1,409)	(1,233)	(88)

Interest expense, net	(113)	(335)	(222)	(66)
Loss before income taxes	(2,755)	(1,744)	1,011	58
Provision for income taxes	-	-	-	-
Net loss	$(2,755)	$(1,744)	$1,011	58%

Revenue and Cost of Sales

License Fees

In March 2017, the Company entered into a license agreement with MainPointe for a licensing fee of $2.5 million pursuant to which we granted MainPointe an exclusive license to our Impede technology to commercialize our Nexafed products in the U.S. and Canada.

Collaboration Revenue

Collaboration revenue is derived from development activities under a collaboration agreement we may have with a customer. We had no development activities with a customer during the six months ended June 30, 2018. We recognized $59 thousand of collaboration revenue during the six months ended June 30, 2017.

Royalty Revenue

In connection with our agreement with Egalet for Oxaydo tablets, we earn a royalty based on Oxaydo net sales. We recognized $260 thousand and $135 thousand of royalty revenue during the six months ended June 30, 2018 and 2017, respectively. Included in the 2018 results is a one-time benefit of $89 thousand on royalty revenue reported to us by Egalet for the effect of their adoption of ASC 606 on Oxaydo net sales.

In connection with our agreement with MainPointe for the Nexafed products, we earn a royalty of 7.5% on net sales. We recognized $14 thousand and $8 thousand of royalty revenue during the six months ended June 30, 2018 and 2017, respectively.

Net Product Sales and Cost of Sales

In March 2017 we stopped selling the Nexafed products as we licensed the product line to MainPointe, who is actively manufacturing, distributing, and selling the Nexafed products. We recognized $107 thousand of net product sales and incurred $128 thousand of cost of sales on the Nexafed products during the six months ended June 30, 2017. Our cost of sales on the Nexafed products included third-party manufacturing costs, third-party warehousing and product distribution charges and inventory reserve expenses.

Expenses

Research and Development

Research and development expense (R&D) is primarily for our Limitx Technology development activity. During the six months of 2017, our activities were addressing certain excipient issues in our LTX-04 tablet formulation and developing a new, faster releasing micro-particle formulation for LTX-04 and we substantially completed our second pharmacokinetic study, AP-LTX-401. During the six months of 2018 we announced results for Study 301, submitted an IND for LTX-03 to the FDA in order to advance to NDA development, which became effective in April 2018, and we commenced the scale-up of the commercial manufacturing process as to-be-marketed formulations are required for all NDA development work. We may run additional exploratory studies before manufacturing scale-up is complete to further understand the Limitx technology. Included in each of June 30, 2018 and 2017 quarterly results are share-based compensation expenses of $38 thousand and $68 thousand, respectively. Excluding the share-based compensation expense, our R&D expenses decreased by $574 thousand between reporting periods.

General, Administrative, Selling and Marketing

In March 2017 we licensed the Nexafed products to MainPointe and beginning thereafter, we reduced and eliminated all selling and marketing types of expenses. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the June 30, 2018 and 2017 quarterly results are share-based compensation expenses of $104 thousand and $190 thousand, respectively. Excluding this share-based compensation expense, our selling, marketing, general and administrative expenses decreased by $484 thousand between reporting periods, resulting primarily from the reductions in advertising and marketing activities as well as patent and general legal activities.

Interest Expense, net

During the six months ended June 30, 2018 and 2017, we incurred net interest expense of $113 thousand and $335 thousand, respectively, on our term loans.

Income Taxes

Our results for 2018 and 2017 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Liquidity and Capital Resources

At June 30, 2018, we had cash and refundable deposits of $0.7 million compared to cash and cash equivalents of $2.2 million at December 31, 2017. As of August 13, 2018 after giving effect to an aggregate of $1.9 million loans from John Schutte, our cash and refundable deposits were approximately $0.2 million. We expect our current cash and refundable deposits will only be able to fund operations into late August 2018.

To fund further operations beyond August 2018, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. The Company is exploring a variety of capital raising and other transactions to provide additional funding to continue operations. These include potential private offerings of common stock to institutional investors. The Company is also actively seeking a licensing partner for its Limitx Technology, with the objective of receiving an upfront license fee, development milestone payments and royalties on the net sales of products utilizing the Limitx Technology, similar to the Egalet Agreement and the now terminated Bayer Agreement. The Company is also exploring licensing or selling select assets and intellectual property in an effort to raise capital and reduce operating expenses. Finally, the Company is evaluating the potential for a strategic transaction which may involve the Company being acquired in a merger or asset purchase transaction. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. Our auditors have included in their report relating to our 2017 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern. In the absence of such financing or third-party license or collaboration agreements, there will be substantial doubt about the Company’s ability to continue as a going concern and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

(b)       Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies of our Limitx product candidates and the cost, timing and outcomes of regulatory approval for our Limitx product candidates. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time. As of August 13, 2018 we had approximately $0.2 million of cash and refundable deposits and expect such amounts will only be sufficient to fund operations into late August 2018. Our auditors have included in their report relating to our 2017 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern.

We will require future additional capital infusions including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that we will complete any financings, strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us. Any additional equity financing will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed could materially harm our business, financial condition and results of operations. In the absence of the receipt of additional financing or payments under third-party license or collaborative agreements prior to the end of August 2018, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. This could result in a complete loss of shareholder value of the Company. Even assuming we are successful in securing additional sources of financing to fund continued operations, there can be no assurance that the proceeds of such financing will be sufficient to fund operations until such time, if at all, that we generate sufficient revenue from our products and product candidate to sustain and grow our operations.

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

Item 6. Exhibits

The exhibits required by this Item are listed below.

10.35	Promissory Note dated May 7, 2018 issued to John Schutte

10.36	Subordination Agreement dated as of May 7, 2018 between John Schutte and Oxford Finance, LLC, approved by Registrant and Acura Pharmaceutical Technologies, Inc.

10.37	Fourth Amendment dated as of June 6, 2018 to Loan and Security Agreement dated as of December 27, 2013, as amended, between the Registrant, Acura Pharmaceutical Technologies, Inc. and Oxford Finance, LLC

10.38	Promissory Note dated June 28, 2018 issued to John Schutte

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2018	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

