Form 10-Q
period 2018-09-30
ACURA PHARMACEUTICALS, INC
filed 2018-11-27
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☐ Accelerated filer
☑ Non-accelerated filer	☑ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $0.01 par value	Shares outstanding as of November 26, 2018: 21,033,528

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	September 30, 2018	December 31, 2017

Assets:
Cash and cash equivalents	$18	$2,220
Royalty receivable	108	71
Prepaid expenses and other current assets	249	275
Refundable retainer deposits	80	-

Total current assets	455	2,566
Income tax receivable	135	135
Property, plant and equipment, net (Note 6)	623	679
Intangible asset, net of accumulated amortization of $931 and $776 (Note 3)	1,069	1,224

Total assets	$2,282	$4,604

Liabilities:
Accounts payable	$781	$3
Accrued expenses (Note 7)	950	939
Accrued interest	781	700
Other current liabilities	15	41
Sales returns liability	254	254
Debt, net of discounts (Note 8)	1,016	2,694

Total current liabilities	3,797	4,631
Accrued interest to related party	39	-
Debt to related party, net of discounts	2,115	-

Total liabilities	5,951	4,631

Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common stock - $.01 par value per share; 100,000 shares authorized, 21,034 and 20,796 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	210	208
Additional paid-in capital	380,351	380,145
Accumulated deficit	(384,230)	(380,380)

Total stockholders’ deficit	(3,669)	(27)

Total liabilities and stockholders’ deficit	$2,282	$4,604

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands except per share amounts)

	Three months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Revenues:
License fee revenue	$-	$-	$-	$2,500
Collaboration revenue	-	-	-	59
Royalty revenue	73	83	347	226
Product sales, net	-	-	-	107
Total revenues, net	73	83	347	2,892

Cost and expenses:
Cost of sales	-	-	-	128
Research and development	549	1,077	1,676	2,808
Selling, marketing, general and administrative	543	1,068	2,332	3,427
Total cost and expenses	1,092	2,145	4,008	6,363

Operating loss	(1,019)	(2,062)	(3,661)	(3,471)
Interest expense, net (Note 8)	(76)	(138)	(189)	(473)

Loss before income taxes	(1,095)	(2,200)	(3,850)	(3,944)
Provision for income taxes	-	-	-	-
Net loss	$(1,095)	$(2,200)	$(3,850)	$(3,944)

Loss per share:
Basic	$(0.05)	$(0.12)	$(0.18)	$(0.27)
Diluted	$(0.05)	$(0.12)	$(0.18)	$(0.27)
Weighted average shares outstanding:
Basic	21,168	16,686	21,101	14,147
Diluted	21,168	16,686	21,101	14,147

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED STOCKHOLDERS' DEFICIT

(Unaudited; in thousands)

	Common Stock		Additional
	Number		Paid-in	Accumulated
	of Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2018	20,796	$208	$380,145	$(380,380)	$(27)

Net loss	-	-	-	(3,850)	(3,850)

Non-cash share-based compensation	-	-	174	-	174

Net distribution of common stock pursuant to restricted stock unit award plan	238	2	32	-	34

Balance at September 30, 2018	21,034	$210	$380,351	$(384,230)	$(3,669)

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,850)	$(3,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56	68
Provision for sales returns	-	49
Non-cash share-based compensation	174	353
Capitalized debt discount	(103)	-
Amortization of debt discount and deferred debt issue costs	59	79
Amortization of intangible asset	155	155
Gain on disposal of machinery & equipment	-	(3)
Change in assets and liabilities:
Trade accounts receivable	-	23
Collaboration revenue receivable	-	79
Royalty receivable	(37)	(15)
Inventory	-	103
Prepaid expenses and other current assets	26	(174)
Refundable retainer deposits	(80)	-
Accounts payable	778	50
Accrued expenses	11	187
Accrued interest	120	135
Other current liabilities	6	17
Sales returns liability	-	(50)
Net cash used in operating activities	(2,685)	(2,888)
Cash Flows from Investing Activities:
Proceeds from transfer of equipment to licensee	-	103
Proceeds from transfer of inventory to licensee	-	206
Net cash provided by investing activities	-	309
Cash Flows from Financing Activities:
Issuance of common stock	-	4,000
Proceeds from distribution of restricted stock units	2	-
Proceeds from loan maturing January 2, 2020	2,200	-
Principal payments on loan maturing December 1, 2018	(1,719)	(1,815)
Net cash provided by financing activities	483	2,185
Net decrease in cash, cash equivalents, and restricted cash	(2,202)	(394)
Cash, cash equivalents, and restricted cash at beginning of period	2,220	5,181
Cash and cash equivalents at end of period	$18	$4,787

Supplemental disclosure of cash flow information:
Cash interest payments on loan maturing December 1, 2018	$112	$262

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited; in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30,
	2018	2017
Cash	$18	$2,284
Cash equivalents	-	2,503

Total cash and cash equivalents cash show in the consolidated statements of cash flows	$18	$4,787

Supplemental disclosures of noncash investing and financing activities:

Nine months Ended September 30, 2018

1.	The imputed interest on the below market rate element of the related party $2.2 million loan amounted to $103 thousand recorded as a benefit to interest income with a corresponding like amount as debt discount against the principal amount of the loan. The debt discount will be amortized to interest expense over the term on the loans.

Nine months Ended September 30, 2017

1.	There are no supplemental disclosure activities

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

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

•	Our Limitx Technology is in development with immediate-release tablets containing hydrocodone bitartrate and acetaminophen as the lead product candidate due to its large market size and its known prevalence of oral excessive tablet abuse.

•	Our Aversion Technology has been licensed to Egalet Corporation for use in Oxaydo® Tablets (oxycodone HCl, CII), and is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths. (See Note 3).

•	Our Impede Technology is used in Nexafed® Tablets (30mg pseudoephedrine HCl) and Nexafed® Sinus Pressure + Pain Tablets (30/325mg pseudoephedrine HCl and acetaminophen). We have licensed to MainPointe Pharmaceuticals, LLC our Impede Technology in the United States and Canada to commercialize our Nexafed products. (See Note 3).

Basis of Presentation and Substantial Doubt in Going Concern

The accompanying unaudited consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of September 30, 2018, we had cash and refundable retainer deposits of $98 thousand, working capital deficit of $3.3 million and an accumulated deficit of $384.2 million. We had a loss from operations of $3.7 million and a net loss of $3.9 million for the nine months ended September 30, 2018. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We had a loss from operations of $5.2 million and a net loss of $5.7 million for the year ended December 31, 2017. We anticipate operating losses to continue for the foreseeable future.

To date, we have borrowed a total of $4.15 million from John Schutte, a principal of MainPointe and our largest shareholder, including $150 thousand received on November 21, 2018. As of November 26, 2018 we had cash of $150 thousand. With the net proceeds to the Company resulting from the loans from Mr. Schutte, we expect our cash will only be sufficient to fund operations into early December 2018.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

New accounting standards which have been adopted on or before September 30, 2018

Revenue from Contracts with Customers

The Company adopted Accounting Standards Codification Topic 606—Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to its accounting policy for revenue recognition. The Company used the modified retrospective method and the cumulative effect of initially applying Topic 606 would be recognized as an adjustment to the opening accumulated deficit at January 1, 2018. Accordingly, comparative information has not been adjusted and continues to be reported under the previous accounting standards. The implementation of Topic 606 had no financial impact (See Note 4).

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

New accounting standards which have not been adopted on or before September 30, 2018

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those years, with early adoption permitted.  The Company is currently evaluating the impact that the standard will have on the financial statements and related footnote disclosures.

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

Egalet Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer and the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the Pfizer agreement was terminated. The recoverability of the Aversion intangible asset is contingent upon future Egalet royalty revenues. We have recorded amortization expense of $155 thousand in each of the nine month periods ending September 30, 2018 and 2017. Annual amortization of the patent for its remaining life through 2021 is expected to approximate $208 thousand each year or $52 thousand per quarter.

In January 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation, or collectively Egalet, entered into a Collaboration and License Agreement (the “Egalet Agreement”) to commercialize Aversion Oxycodone under our tradename Oxaydo. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Egalet Agreement, we transferred the approved New Drug Application, or NDA, for Oxaydo to Egalet and Egalet is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide (the “Territory”) in all strengths, subject to our right to co-promote Oxaydo in the United States. Eaglet launched Oxaydo in the United States late in the third quarter of 2015.

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

On October 31, 2018, Egalet issued a press release and filed a SEC Form 8-K announcing its filing for voluntary pre-arranged plan of reorganization under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. As Egalet’s announcement is very recent, at this time it is uncertain as to the impact on our license agreement with them, but we do anticipate a delay in the Egalet’s payment of their third quarter 2018 royalty payment to us until the first quarter 2019, assuming no objections or changes to their Chapter 11 proceedings. Our royalty receivable is $80 thousand at September 30, 2018 and remains unreserved for collectability at this time as we monitor the proceedings. We have recognized royalty revenue under the Egalet license agreement of $70 thousand and $330 thousand for the three and nine month periods ending September 30, 2018.

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

Under ASC 606, revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at September 30, 2018.

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

Net Product Sales

Prior to the licensing the Nexafed products to MainPointe in March 2017, we sold our Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Our Nexafed products were sold subject to the right of return usually for a period of up to twelve months after the product expiration. Both products had an initial shelf life of twenty-four months from the date of manufacture, which shelf life had been extended to thirty-six months for Nexafed product supplied to us during 2016 from one of the Company’s contract manufacturers. We recognized revenue from our Nexafed products sales when the price was fixed and determinable at the date of sale, title and risk of ownership were transferred to the customer, and returns could be reasonably estimated, which generally occurred at the time of product shipment. ASC 606 did not change the practice under which the Company previously recognized the product revenue from sales of the Nexafed products, which was at the time the product was shipped to a customer. As a result of the Company’s license agreement with MainPointe completed in March 2017, the Company no longer sold the Nexafed products. There was no impact from the recognition of revenue for Nexafed product sales under the adoption of ASC 606.

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

Disaggregation of Total Revenues

The Company has two licenses for currently marketed products containing its technologies; the Nexafed products containing the Impede Technology to MainPointe and Oxaydo containing the Aversion Technology to Egalet. All of the Company’s royalty revenues are earned from these two licenses and from the licensee’s sale of products in the U.S. Royalty revenues by licensee are summarized below:

	Three months Ended September 30, 2018	Nine months Ended September 30, 2018
	(in thousands)
Egalet	$70	$330
MainPointe	3	17
Royalty revenues	$73	$347

Contract Balance and Performance Obligations

The Company’s reported contract assets and contract liability balances under the license and collaboration agreements at either September 30, 2018 or December 31, 2017 was $0 thousand. Contract assets may be reported in future periods under prepaid expenses or other current assets on the balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the balance sheet.

NOTE 5 – RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities. Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and share-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred. We make payments to CROs based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the financial statements as prepaid expenses. We review and charge to expense the amounts for CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO to us. The accrued CRO costs are subject to revisions by us as the study progresses towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known to us. We did not have any remaining obligations under cancelable arrangements, nor did we have any prepaid CRO costs or prepaid clinical trial study expenses at September 30, 2018 or December 31, 2017.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	598	598
Computer hardware and software	107	107
Machinery and equipment	275	275
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
Total	2,512	2,512
Less: accumulated depreciation	(1,889)	(1,833)
Net property, plant and equipment	$623	$679

We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Cost sharing expenses under license agreement	$443	$328
Other fees and services	32	36
Payroll, payroll taxes and benefits	53	70
Professional services	100	149
Financed insurance premiums	187	-
Clinical, non-clinical and regulatory services	116	326
Property taxes	15	16
Franchise taxes	4	14
Total	$950	$939

NOTE 8 – DEBT

Fully Paid Loan due December 1, 2018

In December 2013, we entered into a Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford” or the “Lender”), for a term loan to the Company in the principal amount of $10.0 million (the “Term Loan”). On October 5, 2018 and November 21, 2018, we borrowed $1.8 million and $150 thousand, respectively from John Schutte. We used $1.5 million from the October 5, 2018 loan proceeds to fully pay-off the debt outstanding under the Oxford Loan Agreement. (See Note 16). All security interests of Oxford with respect to the Oxford Term Loan have been released.

The Oxford Term Loan accrued interest at a fixed rate of 8.35% per annum (with a default rate of 13.35% per annum). The Company was required to make monthly interest−only payments until April 1, 2015 (“Amortization Date”) and on the Amortization Date, the Company began to make payments of principal and accrued interest in equal monthly installments of $260 thousand sufficient to amortize the Term Loan through the maturity date of December 1, 2018. All unpaid principal and accrued and unpaid interest with respect to the Term Loan is due and payable in full on December 1, 2018. As security for its obligations under the initial Oxford Loan Agreement (prior to the Third Amendment), the Company granted Lender a security interest in substantially all of its existing and after−acquired assets, exclusive of its intellectual property assets. Upon the execution of the Oxford Loan Agreement, we issued to the Lender warrants to purchase an aggregate of up to 60 thousand shares of our common stock at an exercise price equal to $7.98 per share (after adjustment for our one-for-five reverse stock split) (the “Warrants”). We recorded $400 thousand as debt discount associated with the relative fair value of the Warrants and are amortizing it to interest expense over the term of the loan using the loan’s effective interest rate. The Warrants are immediately exercisable for cash or by net exercise and will expire December 27, 2020.

In January 2015, we and Oxford amended the Oxford Loan Agreement providing for the exercise price of the warrants to be lowered from $7.98 to $2.52 per share (the average closing price of our common stock on Nasdaq for the 10 trading days preceding the date of the amendment and after giving effect to our one-for-five reverse stock split) and we recorded additional debt discount of $33 thousand representing the fair value of the warrant modification.

The Company was obligated to pay customary lender fees and expenses, including a one-time facility fee of $50 thousand and the Lender’s expenses in connection with the Oxford Loan Agreement. Combined with the Company’s own expenses and a $100 thousand consulting placement fee, the Company incurred $231 thousand in deferred debt issue costs. We are amortizing these costs, including debt modification additional costs, into interest expense over the term of the Term Loan using the loan’s effective interest rate of 10.16%.

Loan due January 2, 2020

We borrowed $1.5 million and $0.7 million during the second and third quarters 2018, respectively, and have borrowed an aggregate $2.2 million as of September 30, 2018 from John Schutte, a related-party, and issued four promissory notes (the Schutte Notes), in that aggregate principal amount to him. The Schutte Notes bear interest at prime plus 2.0%, and mature on January 2, 2020, at which time all principal and interest is due, and are unsecured until all obligations to Oxford are satisfied at which time we are required to grant a security interest to Mr. Schutte in all of our assets. Because we believe the promissory notes’ rate of interest is below current market rates for us, we imputed interest on the below market rate element of the loans using the 10.16% interest rate under the Oxford Loan Agreement which has amounted to $103 thousand as of September 30, 2018. We recorded the $74 thousand and $29 thousand as a benefit to interest income in the three month periods ended June 30, 2018 and September 30, 2018, respectively, with a corresponding like amount as debt discount against the principal amount of the loan. The debt discount will be amortized to interest expense over the term on the loans.

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

On October 5, 2018 and November 21, 2018, we borrowed $1.8 million and $150 thousand, respectively from John Schutte. We used $1.5 million from the October 5, 2018 loan proceeds to fully pay-off the debt outstanding under the Oxford Loan Agreement and therefore, all our assets are pledged as collateral under the Schutte Notes, including our intellectual property. (See Note 16.)

Our debt at September 30, 2018 is summarized below (in thousands):

Debt	Current	Long-term	Total
Loan Due December 1, 2018
Balance at Jan. 1, 2018	$2,740	$-	$2,740
Principal payments	(1,719)	-	(1,719)
Balance at Sept. 30, 2018	$1,021	$-	$1,021

Loan Due January 2, 2020
Balance at Jan. 1, 2018	$-	$-	$-
Borrowings	-	2,200	2,200
Balance at Sept. 30, 2018	$-	$2,200	$2,200

Debt Discount	Current	Long-term	Total
Balance at Jan. 1, 2018	$(32)	$-	$(32)
Additions	-	(103)	(103)
Amortization expense	28	18	46
Balance at Sept. 30, 2018	$(4)	$(85)	$(89)

Deferred Debt Issuance Costs	Current	Long-term	Total
Balance at Jan. 1, 2018	$(14)	$-	$(14)
Amortization expense	13	-	13
Balance at Sept. 30, 2018	$(1)	$-	$(1)

Debt, net at Sept. 30, 2018	$1,016	$2,115	$3,131

Our debt interest expense for the three and nine months ended September 30, 2018 and 2017 consisted of the following (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
Interest expense:	2018	2017	2018	2017
Term loan – due December 1, 2018	$49	$116	$194	$397
Term loans – due January 2, 2020	29	-	37	-
Debt discount	22	15	46	52
Debt issue costs	3	8	13	27
Financed insurance premiums	2	-	2	-
Total interest expense	$105	$139	$292	$476
Less: imputed interest income on related party loan	(29)	-	(103)	-
Less: interest income	-	(1)	-	(3)
Total interest expense, net	$76	$138	$189	$473

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

Investor is a principal of MainPointe, a Kentucky limited liability company. In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million plus approximately $309 thousand for transferred inventory and equipment. The Company will receive a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported revenue for the nine month period ending September 30, 2018 is $17 thousand of royalty revenue from MainPointe. (See Note 3).

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

During the second and third quarters of 2018, we borrowed $1.5 million and $0.7 million, respectively, from John Schutte and issued promissory notes aggregating $2.2 million principal amount to him. (See Note 8).

On October 5, 2018 and November 21, 2018, we borrowed $1.8 million and $150 thousand, respectively from John Schutte. (See Note 16).

NOTE 10 – COMMON STOCK WARRANTS

We had no activity in our warrants for either the nine months ended September 30, 2018 or 2017. Our warrants consisted of the following (in thousands except price data):

	September 30,
	2018		2017
	Number	WAvg Exercise Price	Number	WAvg Exercise Price
Outstanding, Jan. 1,	1,843	$0.59	60	$2.52
Issued	-	-	1,783	0.53
Exercised	-	-	-	-
Expired	-	-	-	-
Modification	-	-	-	-
Outstanding, Sept. 30,	1,843	$0.59	1,843	$0.59

In connection with the issuance of the $10.0 million secured promissory notes in December 2013, we issued common stock purchase warrants (“warrants”) exercisable for 60 thousand shares of our common stock having an exercise price of $2.52 per share (after giving effect to our one-for-five reverse stock split) with an expiration date in December 2020. These warrants contain a cashless exercise feature. (See Note 8).

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

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables from trade, royalties and collaboration, trade accounts payable, and our debt. The carrying amounts of these financial instruments, other than our debt, are representative of their respective fair values due to their relatively short maturities.

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

Our total share-based compensation expense recognized in the Company’s results of operations from all types of issued instruments comprised the following (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Total Stock Compensation
Research and development costs:
Stock options	$9	$38	$33	$106
Restricted stock units	7	-	21	-
Subtotal	$16	$38	$54	$106

General and administrative costs:
Stock options	$14	$52	$67	$158
Restricted stock units	18	35	69	119
Subtotal	$32	$87	$136	$277

Total	$48	$125	$190	$383

Included in the table’s reported totals for general and administrative costs is share-based compensation expense from the mark-to-market accounting of a portion of the RSUs granted to our directors is approximately $5 thousand benefit and $5 thousand for the three month periods ended September 30, 2018 and 2017, respectively and approximately $15 thousand and $30 thousand for the nine month periods ended September 30, 2018 and 2017, respectively.

Stock Option Award Plans

We maintain various stock option plans. A summary of our stock option plan activity during the nine month periods ending September 30, 2018 and 2017 is shown below (in thousands except price data):

	Nine months Ended September 30,
	2018		2017
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, Jan. 1,	1,494	$12.33	1,397	$13.57
Granted	-	-	185	0.31
Exercised	-	-	(1)	0.92
Forfeited or expired	(166)	1.77	(87)	6.48
Outstanding, Sept. 30,	1,328	$8.64	1,494	$12.33
Options exercisable	1,313	$8.73	1,176	$15.46

The following table summarizes information about nonvested stock options outstanding at September 30, 2018 (in thousands except price data):

	Number of Options Not Exercisable	Weighted Average Fair Value
Outstanding, Jan. 1, 2018	270	$0.46
Granted	-	-
Vesting	(251)	0.44
Forfeited	(4)	0.41
Outstanding, Sept. 30, 2018	15	$0.77

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

The intrinsic value of the option awards which were vested and outstanding at each of September 30, 2018 and 2017 was $0 thousand. The total remaining unrecognized compensation cost on unvested option awards outstanding at September 30, 2018 was $12 thousand, and is expected to be recognized in operating expense in varying amounts over the 2 months remaining in the requisite service period.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors, a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan”) and a 2014 Restricted Stock Unit Award Plan (the “2014 RSU Plan”). Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. Our non-employee director awards allow for non-employee directors, at their election, to receive payment in cash, instead of stock, for up to 40% of each RSU award. The portion of the RSU awards subject to cash settlement are recorded as a liability in the Company’s balance sheet as they vest and are being marked-to-market each reporting period until they are distributed. The cash settlement liability for vested RSU awards was $15 thousand and $41 thousand at September 30, 2018 and December 31, 2017, respectively.

The compensation cost to be incurred on a granted RSU without a cash settlement option is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense and recorded to additional paid-in capital over the vesting period of the RSU award. The total remaining unrecognized compensation cost on unvested RSU awards outstanding at September 30, 2018 was $11 thousand, and is expected to be recognized in operating expense over the two months remaining in the requisite service period.

A summary of the award activity under the RSU Plans as of September 30, 2018 and 2017, and for each of the nine month periods then ended consisted of the following:

	Nine months Ended September 30,
	2018		2017
	(in thousands)
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	462	262	91	91
Granted	267	-	238	-
Distributed	(262)	(262)	(67)	(67)
Vested	-	200	-	178
Forfeited or expired	(8)	-	-	-
Outstanding, Sept. 30	459	200	262	202

2017 Restricted Stock Unit Award Plan

Our 2017 RSU Plan was approved by shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. As of September 30, 2018, approximately 1.0 million shares are available for award under the 2017 RSU Plan.

Information about the awards under the 2017 RSU Plan is as follows:

•	In December 2017, we awarded 200 thousand RSUs to our employees. Such RSU awards will vest 100% after one full year of service. Distributions of the vested RSU awards to the employees will be made in three equal installments on the first business day of each of January 2020, 2021, and 2022 or earlier upon a qualifying change of control.

•	In January 2018, we awarded approximately 67 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2018. Settlement of this RSU award will occur on January 2, 2019, the first business day of the year after vesting. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting and the liability recorded in the Company’s balance sheet as an estimate for such cash settlement was $15 thousand at September 30, 2018.

2014 Restricted Stock Unit Award Plan

Our 2014 RSU Plan was approved by shareholders in May 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of September 30, 2018, approximately 3 thousand shares are available for award under the 2014 RSU Plan.

Information about the awards under the 2014 RSU Plan during 2017 and 2018 is as follows:

•	In January 2017, we awarded approximately 60 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2017. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting and the liability recorded in the Company’s balance sheet as an estimate for such cash settlement was $41 thousand at December 31, 2017. The RSU award was settled on January 2, 2018.

Information about the distribution of shares under the 2014 RSU Plan is as follows:

•	In January 2017, 1 thousand RSUs from the May 2014 award and 66 thousand RSUs from the January 2016 award were distributed. There were 1 thousand RSUs from the May 1 2014 award and 22 thousand RSUs from the January 2016 award which remained deferred until a future distribution date, which occurred on January 1, 2018. Of the 67 thousand RSUs distributed, 49 thousand RSUs were settled in common stock and 18 thousand RSUs were settled in cash.

•	In January 2018, all outstanding 262 thousand RSUs from the 2014 RSU Plan were distributed. Of the approximately 262 thousand RSUs distributed, 238 thousand RSUs were settled in common stock and 24 thousand RSUs were settled in cash.

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

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $169 million gross Federal NOLs at September 30, 2018 (of which approximately $168 million were generated prior to 2018). Because we believe the ability for us to use the Federal NOLs generated prior to January 1, 2018 to offset future taxable income is severely limited, as prescribed under Internal Revenue Code (“IRC”) Section 382, we have estimated and recorded an amount for the likely limitation to our deferred tax asset. The amount we recorded thereby reduced the aggregate estimated benefit of the Federal NOLs generated prior to January 1, 2018 to approximately $1.0 million. We believe the gross Federal NOL benefit we generated prior to January 1, 2018 to offset future taxable income is less than $150 thousand annually. As prescribed under Internal Revenue Code, any unused Federal NOL benefit from the annual limitation can be accumulated and carried forward to the subsequent year and will expire if not used in accordance with the NOL carried forward term of 20 years or 2037, if generated before January 1, 2018 and Federal NOLs generated after December 31, 2017 can be carried forward indefinitely. Future common stock transactions may cause another qualifying event under IRC 382 which may further limit our utilization of our NOLs.

The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both September 30, 2018 and December 31, 2017, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 14 – NET LOSS PER SHARE

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested Restricted Stock Units (“RSUs”). (See Note 12). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2018 or 2017 as the Company reported a net loss for each of the nine month periods, and including the effects of the common stock equivalents in the diluted EPS calculations would have been antidilutive. The weighted-average common shares outstanding diluted computation is not impacted during any period where the exercise price of a stock option or common stock warrant is greater than the average market price.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in thousands except per share data):

	Three months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
EPS – basic and diluted
Numerator: net loss	$(1,095)	$(2,200)	$(3,850)	$(3,944)
Denominator (weighted):
Common shares	21,034	16,544	21,033	14,103
Vested RSUs	134	142	68	44
Basic and diluted weighted average shares outstanding	21,168	16,686	21,101	14,147
EPS – basic and diluted	$(0.05)	$(0.12)	$(0.18)	$(0.27)
Excluded securities (non-weighted):
Common shares issuable:
Stock options – vested and nonvested	1,328	1,494	1,328	1,494
Nonvested RSUs	259	60	259	60
Common stock purchase warrants	1,843	1,843	1,843	1,843
Total excluded common shares	3,430	3,397	3,430	3,397

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

As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of September 30, 2018 and we are presently unable to determine if any potential loss would be covered by our insurance carrier.

DES Litigation

On April 12, 2018, an action was commenced against the Company, as successor to Halsey Drug Company, and over twenty-five other pharmaceutical manufacturers in New York State Supreme Court, New York County, captioned Cotto et al. v. Abbott Laboratories, Inc., et al (index 153339/2018). The Complaint contains seven causes of action, including negligence, strict liability, and breach of warranty, wrongful death, among others, in connection with the alleged exposure of the deceased plaintiff in utero to diethylstilbestrol (DES) in approximately 1956 as the result of the ingestion of the drug by her mother. The plaintiffs are the personal representative of the deceased and her two daughters, individually. The plaintiffs were unable to determine which of the defendants produced the DES used by the deceased, but regardless seeks to hold all defendants jointly and severally liable. The Complaint seeks $10.0 million in compensatory and $10.0 million in punitive damages on each of five counts and damages in an amount to be determined for wrongful death and additional punitive damages in an unstated amount. As any potential loss is neither probable nor estimable, we have not accrued for any potential loss related to these matters as of September 30, 2018. We are presently unable to determine if any potential loss would be covered by any of our insurance carriers.

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

In accordance with the Egalet Agreement, we and Egalet have formed a joint steering committee to coordinate commercialization strategies and the development of product line extensions. Egalet is responsible for the fees and expenses relating to the Oxaydo NDA and product line extensions of Oxaydo, provided that Egalet will pay a substantial majority of the expenses and we will pay for the remaining fees and expenses relating to (i) annual NDA PDUFA product fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States. Egalet will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Egalet is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Egalet will have final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Egalet may develop Oxaydo for other countries and in additional strengths, in its discretion. At September 30, 2018 we have accrued approximately $443 thousand of these potential cost sharing reimbursable expenses under the Egalet Agreement.

Facility Lease

The Company leases administrative office space in Palatine, Illinois on a month to month basis at the rate of approximately $2 thousand per month.

NOTE 16 – SUBSEQUENT EVENT

Debt Restructure

On October 5, 2018 we received a $1.8 million loan from John Schutte, and another $150 thousand loan on November 21, 2018, which combined with earlier loans received in the second and third quarters of 2018, total $4.15 million in loans from Mr. Schutte. In connection the recently received two loans aggregating $1.95 million, we issued two promissory notes, or the Schutte Notes, in each of that principal amount to him. The Schutte Notes bear interest at prime plus 2%, and mature on January 2, 2020, at which time all principal and interest is due. The terms of these notes are the same as the terms for the $2.2 million loans previously received from Mr. Schutte which are also represented by promissory notes (together with the Schutte Notes, the “Aggregate Schutte Notes”). Events of Default under the Aggregate Schutte Notes include bankruptcy events and failure to pay interest and principal when due.

Using a portion of the proceeds from the $1.8 million Schutte loan, we made a lump sum payment of $1.5 million on October 5, 2018 to Oxford Finance to settle, in full, all remaining obligations of the Oxford Loan Agreement. Loans from Mr. Schutte provide that they be secured after our obligations to Oxford Finance have been satisfied in full. As a result of the termination of the Loan Agreement with Oxford Finance, we are now required to secure payment of the Aggregate Schutte Notes with a security interest in our assets and these Notes now become our senior secured debt. The Aggregate Schutte Notes may be prepaid in whole or part at any time.

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

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to:

•	our ability to fund or obtain funding for our continuing operations, including the development of our products utilizing our Limitx and Impede technologies;
•	the expected results of clinical studies relating to LTX-03, a Limitx hydrocodone bitartrate and acetaminophen combination product, or any successor product candidate, the date by which such studies will be complete and the results will be available and whether LTX-03 will ultimately receive FDA approval;
•	whether Limitx will retard the release of opioid active ingredients as dose levels increase;
•	whether the extent to which products formulated with the Limitx Technology deter abuse will be determined sufficient by the FDA to support approval or labelling describing abuse deterrent features;
•	whether our Limitx Technology can be expanded into extended-release formulations;
•	our and our licensee’s ability to successfully launch and commercialize our products and technologies, including Oxaydo® Tablets and our Nexafed® products;
•	Egalet’s ability to continue as a going concern, including consummation of their proposed plan of reorganization filed in their Chapter 11 proceedings;
•	the pricing and price discounting that may be offered by Egalet for Oxaydo;
•	the results of our development of our Limitx Technology;
•	our or our licensees’ ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;
•	the market acceptance of, timing of commercial launch and competitive environment for any of our products;
•	expectations regarding potential market share for our products;
•	our ability to develop and enter into additional license agreements for our product candidates using our technologies;
•	our exposure to product liability and other lawsuits in connection with the commercialization of our products;
•	the increasing cost of insurance and the availability of product liability insurance coverage;
•	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;
•	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;
•	whether the FDA will agree with or accept the results of our studies for our product candidates;
•	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet over-the-counter (“OTC”) Monograph standards, as applicable;
•	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;
•	changes in regulatory requirements;
•	adverse safety findings relating to our commercialized products or product candidates in development;
•	whether the FDA will agree with our analysis of our clinical and laboratory studies;
•	whether further studies of our product candidates will be required to support FDA approval;
•	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and whether we will be able to promote the features of our abuse discouraging technologies; and
•	whether Oxaydo or our Aversion and Limitx product candidates will ultimately deter abuse in commercial settings and whether our Nexafed products and Impede Technology product candidates will disrupt the processing of pseudoephedrine into methamphetamine.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “indicate,” “intend,” “look forward to,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “suggest,” “target,” “will,” “would,” and other similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to known and unknown risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in Item 1A of this Report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Aversion Technology

Aversion Technology incorporates gelling ingredients and irritants into tablets to discourage abuse by snorting and provide barriers to abuse by injection. Our Aversion Technology and related opioid products, like Oxaydo, are covered by claims in six issued U.S. patents, which expire between November 2023 and March 2025. Our Aversion Technology products are intended to provide the same therapeutic benefits of the active drug ingredient as currently marketed products containing the same active pharmaceutical ingredient.

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

Egalet commenced shipping Oxaydo in October 2015.

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

On October 31, 2018, Egalet issued a press release and filed a SEC Form 8-K announcing its filing for voluntary pre-arranged plan of reorganization under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. As Egalet’s announcement is very recent, at this time it is uncertain as to the impact on our license agreement with them, but we do anticipate a delay in the Egalet’s payment of their third quarter 2018 royalty payment to us until the first quarter 2019, assuming no objections or changes to their Chapter 11 proceedings.

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

Patents and Patent Applications

We have the following issued patents covering, among other things, our Limitx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires

9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033

9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033

9,662,393 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	May 2017	Nov. 2033

2,892,908 (CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033

5,922,851 (JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires

7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025

7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023

7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	Jul. 2011	Aug. 2024

8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023

8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023

9,492,443 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Nov. 2016	Nov. 2023

We have the following additional issued patents relating to our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires

7,476,402 (US)	Pharmaceutical compositions of certain combinations of kappa and mu opioid receptor agonists and other ingredients intended to deter opioid analgesic product misuse and abuse	Jan. 2009	Nov. 2023

8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	Jul. 2014	Nov. 2023

2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024

2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024

2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024

2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027

175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

1694260 (EUR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patents covering, among other things, our Nexafed products and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires

8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032

9,757,466 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Sep. 2017	Feb. 2032

10,004,699 (US)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Jun. 2018	Dec. 2035

2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sep. 2030

2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sep. 2030

2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sep. 2030

218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jan. 2016	Sep. 2030

2015274936 (AUS)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Sep. 2018	Jun. 2035

13102020.5 (HK)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Oct. 2016	Sep. 2030

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

Company’s Present Financial Condition

At September 30, 2018, we had cash and refundable retainer deposits of $98 thousand compared to $2.2 million of cash and cash equivalents at December 31, 2017. We had an accumulated deficit of approximately $384.2 million at September 30, 2018. We had loss from operations of $3.7 million and net loss of $3.9 million for the nine months ended September 30, 2018 and we had a net loss from operations of $5.2 million and net loss of $5.7 million for the year ended December 31, 2017. As of November 26, 2018 after giving effect to an aggregate of $4.15 million loans from John Schutte including the recently received $150 thousand loan on November 21, 2018, our cash was approximately $150 thousand. We expect our current cash will only be able to fund operations into early December 2018.

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

Three months Ended September 30, 2018 Compared to Three months Ended September 30, 2017

	September 30,
	2018	2017	Increase (decrease)
	(In thousands)			Percent
Revenues:
Royalty revenue	$73	$83	$(10)	(12)%

Cost and expenses:
Cost of sales	-	-	-	-
Research and development	549	1,077	(528)	(49)
Sales, marketing, general and administrative	543	1,068	(525)	(49)
Total cost and expenses	1,092	2,145	(1,053)	(49)
Operating loss	(1,019)	(2,062)	(1,043)	(51)

Interest expense, net	(76)	(138)	(62)	(45)
Loss before income taxes	(1,095)	(2,200)	(1,105)	(50)
Provision for income taxes	-	-	-	-
Net loss	$(1,095)	$(2,200)	$(1,105)	(50)%

Revenue and Cost of Sales

Royalty Revenue

In connection with our agreement with Egalet for Oxaydo tablets, we earn a royalty based on Oxaydo net sales. We recognized $70 thousand and $78 thousand of royalty revenue during the three months ended September 30, 2018 and 2017, respectively.

In connection with our agreement with MainPointe for the Nexafed products, we earn a royalty of 7.5% on net sales. We recognized $3 thousand and $5 thousand of royalty revenue during the three months ended September 30, 2018 and 2017, respectively.

Expenses

Research and Development

Research and development expense (R&D) is primarily for our Limitx Technology development activity. We are continuing the scale-up of the commercial manufacturing process on the IND for LTX-03, as to-be-marketed formulations are required for all NDA development work. We may run additional exploratory studies before manufacturing scale-up is complete to further understand the Limitx Technology. Our submitted IND for LTX-03 to the FDA became effective in April 2018. Included in each of September 30, 2018 and 2017 quarterly results are share-based compensation expenses of $16 thousand and $38 thousand, respectively. Excluding the share-based compensation expense, our R&D expenses decreased by approximately $500 thousand between reporting periods.

General, Administrative, Selling and Marketing

In March 2017 we licensed the Nexafed products to MainPointe and beginning thereafter, we reduced and eliminated all selling and marketing types of expenses. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the September 30, 2018 and 2017 quarterly results are share-based compensation expenses of $32 thousand and $87 thousand, respectively. Excluding this share-based compensation expense, our selling, marketing, general and administrative expenses decreased by approximately $500 thousand between reporting periods, resulting primarily from the reduction in patent and general legal activities.

Interest Expense, net

During the three months ended September 30, 2018 and 2017, we incurred net interest expense of $76 thousand and $138 thousand, respectively, on our debt.

Income Taxes

Our results for 2018 and 2017 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Nine months Ended September 30, 2018 Compared to Nine months Ended September 30, 2017

	September 30,
	2018	2017	Increase (decrease)
	(In thousands)			Percent
Revenues:
License fee revenue	$-	$2,500	$(2,500)	(100)%
Collaboration revenue	-	59	(59)	(100)
Royalty revenue	347	226	121	54
Product sales, net	-	107	(107)	(100)
Total revenues, net	347	2,892	(2,545)	(88)

Cost and expenses:
Cost of sales	-	128	(128)	(100)
Research and development	1,676	2,808	(1,132)	(40)
Sales, marketing, general and administrative	2,332	3,427	(1,095)	(32)
Total cost and expenses	4,008	6,363	(2,355)	(37)
Operating loss	(3,661)	(3,471)	190	6

Interest expense, net	(189)	(473)	(284)	(60)
Loss before income taxes	(3,850)	(3,944)	(94)	(2)
Provision for income taxes	-	-	-	-
Net loss	$(3,850)	$(3,944)	$(94)	(2)%

Revenue and Cost of Sales

License Fees

In March 2017, the Company entered into a license agreement with MainPointe for a licensing fee of $2.5 million pursuant to which we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed products in the U.S. and Canada.

Collaboration Revenue

Collaboration revenue is derived from development activities under a collaboration agreement we may have with a customer. We had no development activities with a customer during the nine months ended September 30, 2018. We recognized $59 thousand of collaboration revenue during the nine months ended September 30, 2017.

Royalty Revenue

In connection with our agreement with Egalet for Oxaydo tablets, we earn a royalty based on Oxaydo net sales. We recognized $330 thousand and $213 thousand of royalty revenue during the nine months ended September 30, 2018 and 2017, respectively. Included in the 2018 results was a one-time benefit of $89 thousand on royalty revenue reported to us by Egalet for the effect of their adoption of ASC 606 on Oxaydo net sales.

In connection with our agreement with MainPointe for the Nexafed products, we earn a royalty of 7.5% on net sales. We recognized $17 thousand and $13 thousand of royalty revenue during the nine months ended September 30, 2018 and 2017, respectively.

Net Product Sales and Cost of Sales

In March 2017 we stopped selling the Nexafed products as we licensed the product line to MainPointe, who is actively manufacturing, distributing, and selling the Nexafed products. We recognized $107 thousand of net product sales and incurred $128 thousand of cost of sales on the Nexafed products during the nine months ended September 30, 2017. Our cost of sales on the Nexafed products included third-party manufacturing costs, third-party warehousing and product distribution charges and inventory reserve expenses.

Expenses

Research and Development

Research and development expense (R&D) is primarily for our Limitx Technology development activity. During the nine months of 2017, our activities were addressing certain excipient issues in our LTX-04 tablet formulation and developing a new, faster releasing micro-particle formulation for LTX-04 and we substantially completed our second pharmacokinetic study, AP-LTX-401. During the nine months of 2018 we announced results for Study 301, submitted an IND for LTX-03 to the FDA in order to advance to NDA development, which became effective in April 2018, and we commenced and the scale-up of the commercial manufacturing process as to-be-marketed formulations are required for all NDA development work. We may run additional exploratory studies before manufacturing scale-up is complete to further understand the Limitx Technology. Included in each of September 30, 2018 and 2017 quarterly results are share-based compensation expenses of $54 thousand and $106 thousand, respectively. Excluding the share-based compensation expense, our R&D expenses decreased by approximately $1.1 million between reporting periods.

General, Administrative, Selling and Marketing

In March 2017 we licensed the Nexafed products to MainPointe and beginning thereafter, we reduced and eliminated all selling and marketing types of expenses. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the September 30, 2018 and 2017 quarterly results are share-based compensation expenses of $136 thousand and $277 thousand, respectively. Excluding this share-based compensation expense, our selling, marketing, general and administrative expenses decreased by approximately $1.0 million thousand between reporting periods, resulting primarily from the reductions in advertising and marketing activities as well as patent and general legal activities.

Interest Expense, net

During the nine months ended September 30, 2018 and 2017, we incurred net interest expense of $189 thousand and $473 thousand, respectively, on our debt.

Income Taxes

Our results for 2018 and 2017 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Liquidity and Capital Resources

At September 30, 2018, we had cash and refundable retainer deposits of $98 thousand compared to cash and cash equivalents of $2.2 million at December 31, 2017. As of November 26, 2018 after giving effect to an aggregate of $4.15 million loans from John Schutte, including the recently received $150 thousand loan on November 21, 2018, our cash was approximately $150 thousand. We expect our cash will only be able to fund operations into early December 2018.

To fund further operations mid December 2018, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. The Company is exploring a variety of capital raising and other transactions to provide additional funding to continue operations. These include potential private offerings of common stock to institutional investors. The Company is also actively seeking a licensing partner for its Limitx Technology, with the objective of receiving an upfront license fee, development milestone payments and royalties on the net sales of products utilizing the Limitx Technology, similar to the Egalet Agreement and the now terminated Bayer Agreement. The Company is also exploring licensing or selling select assets and intellectual property in an effort to raise capital and reduce operating expenses. Finally, the Company is evaluating the potential for a strategic transaction which may involve the Company being acquired in a merger or asset purchase transaction. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. Our auditors have included in their report relating to our 2017 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern. In the absence of such financing or third-party license or collaboration agreements, there will be substantial doubt about the Company’s ability to continue as a going concern and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

(b)       Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies of our Limitx product candidates and the cost, timing and outcomes of regulatory approval for our Limitx product candidates. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time. As of November 26, 2018 we had approximately $150 thousand of cash and expect such amounts will only be sufficient to fund operations into early December 2018. Our auditors have included in their report relating to our 2017 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern.

We will require future additional capital infusions including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that we will complete any financings, strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us. Any additional equity financing will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed could materially harm our business, financial condition and results of operations. In the absence of the receipt of additional financing or payments under third-party license or collaborative agreements prior to mid-December 2018, we will be required to scale back and/or terminate operations and/or seek protection under applicable bankruptcy laws. This could result in a complete loss of shareholder value of the Company. Even assuming we are successful in securing additional sources of financing to fund continued operations, there can be no assurance that the proceeds of such financing will be sufficient to fund operations until such time, if at all, that we generate sufficient revenue from our products and product candidate to sustain and grow our operations.

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

Item 6. Exhibits

The exhibits required by this Item are listed below.

10.39	Promissory Note dated August 2, 2018 issued to John Schutte

10.40	Promissory Note dated September 13, 2018 issued to John Schutte

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 27, 2018	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

