Form 10-K
period 2018-12-31
ACURA PHARMACEUTICALS, INC
filed 2019-09-16
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number 1-10113

ACURA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

New York	11-0853640
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

616 N. North Court, Suite 120, Palatine, Illinois	60067
(Address of principal administrative office)	(Zip code)

Registrant’s telephone number, including area code: 847 705 7709

Securities registered pursuant to section 12(b) of the Act: None	Name of each exchange on which registered: N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer
☒ Non-Accelerated Filer	☒ Smaller Reporting Company.
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

Based on the last sale price on the OTCQB Market of the Common Stock of $0.3610 on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.7 million.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ACUR	OTC Pink

As of September 12, 2019, the registrant had 21,300,192 shares of Common Stock, par value $0.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Acura Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2018

ii

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to:

•	our ability to fund or obtain funding for our continuing operations, including the development of our products utilizing our Limitx™ and Impede® technologies;
•	the expected results of clinical studies relating to LTX-03, a Limitx hydrocodone bitartrate and acetaminophen combination product, or any successor product candidate, the date by which such studies will be complete and the results will be available and whether LTX-03 will ultimately receive FDA approval;
•	whether Limitx will retard the release of opioid active ingredients as dose levels increase;
•	whether the extent to which products formulated with the Limitx Technology deter abuse or overdose will be determined sufficient by the FDA to support approval or labelling describing safety and/or abuse deterrent features;
•	whether our Limitx Technology can be expanded into extended-release formulations;
•	our and our licensee’s ability to successfully launch and commercialize our products and technologies, including Oxaydo® Tablets and our Nexafed® products;
•	the pricing and price discounting that may be offered by Zyla Life Sciences’ or Zyla (formerly known as Egalet Corporation) for Oxaydo;
•	the results of our development of our Limitx Technology;
•	our or our licensees’ ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;
•	the market acceptance of, timing of commercial launch and competitive environment for any of our products;
•	expectations regarding potential market share for our products;
•	our ability to develop and enter into additional license agreements for our product candidates using our technologies;
•	our exposure to product liability and other lawsuits in connection with the commercialization of our products;
•	the increasing cost of insurance and the availability of product liability insurance coverage;
•	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;
•	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;
•	whether the FDA will agree with or accept the results of our studies for our product candidates;
•	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet over-the-counter (“OTC”) Monograph standards, as applicable;
•	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;
•	changes in regulatory requirements;
•	adverse safety findings relating to our commercialized products or product candidates in development;
•	whether the FDA will agree with our analysis of our clinical and laboratory studies;
•	whether further studies of our product candidates will be required to support FDA approval;
•	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and whether we will be able to promote the features of our technologies; and
•	whether Oxaydo or our Aversion and Limitx product candidates will ultimately deter abuse in commercial settings and whether our Nexafed products and Impede Technology product candidates will disrupt the processing of pseudoephedrine into methamphetamine.

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

PART I

ITEM 1. BUSINESS

Overview

We are an innovative drug delivery company engaged in the research, development and commercialization of technologies and products intended to address safe use of medications. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Limitx™ Technology is being developed to minimize the risk of opioid overdose, our Aversion® Technology is intended to address methods of abuse associated with opioid analgesics while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine, or PSE, into methamphetamine.

Oxaydo Tablets (oxycodone HCl, CII), which utilizes the Aversion Technology, is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (now known as Zyla Life Sciences), or collectively Zyla, pursuant to which we exclusively licensed to Zyla worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the U. S. Food and Drug Administration, or FDA, for marketing in the United States in 5mg and 7.5mg strengths. Zyla launched Oxaydo in the United States late in the third quarter of 2015. We are not actively developing product candidates utilizing our Aversion Technology.

We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. On March 16, 2017, we and MainPointe Pharmaceuticals, LLC, or MainPointe, entered into a License, Commercialization and Option Agreement, or the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede Technology in the U.S. and Canada to commercialize our Nexafed products. The MainPointe Agreement also grants MainPointe the option to expand the licensed territory to the European Union, Japan and South Korea and to add additional pseudoephedrine-containing products utilizing our Impede Technology. MainPointe is controlled by John Schutte (Mr. Schutte), who became our largest shareholder pursuant to a private placement completed in July 2017.

Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. We have completed four clinical studies of various product formulations utilizing the Limitx Technology which have demonstrated proof-of-concept for the Limitx Technology and will allow us to advance a product to development for a New Drug Application, or NDA. Studies AP-LTX-400, or Study 400, and Study AP-LTX-401, or Study 401, both utilizing our LTX-04 hydromorphone formulation demonstrated the mean maximum drug concentration in blood, or Cmax, was reduced in healthy adult fasted subjects by 50% to 65% when excessive buffer levels were ingested or a situation consistent with over-ingestion of tablets. Study AP-LTX-301, or Study 301 demonstrated drug Cmax from LTX-03, a Limitx hydrocodone bitartrate and acetaminophen combination product, in healthy adult fasted subjects trended toward bioequivalence in test formulations A through E and showed an increasing reduction in Cmax for formulations F through H; in which formulations A though H had increasing incremental amounts of buffer starting with no buffer in formulation A. We believe the results of Study 301 demonstrated that LTX-03 is a formulation that optimizes the balance between effective blood levels of drug for pain relief at a single tablet dose while retarding bioavailability of drug when multiple tablets are ingested. The FDA designated the development program for LTX-04 as Fast Track, which is designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. However, we intend to advance LTX-03, which combines the hydrocodone micro-particles, acetaminophen and buffer ingredients into a single tablet, as our lead Limitx product candidate due to its larger market size and its known prevalence of oral excessive tablet abuse, and we voluntarily placed the Investigational New Drug Application, or IND, for LTX-04 on inactive status. We submitted an IND for LTX-03 to the FDA in the first quarter of 2018 in order to advance to NDA development, which became effective in April 2018.

On June 28, 2019, we entered into License, Development and Commercialization Agreement with Abuse Deterrent Pharma, LLC, a Kentucky limited liability company (“AD Pharma”), a special purpose company representing a consortium of investors that will finance Acura’s operations and completion of development of LTX-03. The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03.

According to the 2017 CDC Drug Surveillance Report, opioid analgesics are one of the largest prescription drug markets in the United States with 214 million prescriptions dispensed in 2016. Prescription opioids are also the most widely abused drugs with 12 million people abusing or misusing these products annually. Oxaydo will compete in the immediate-release opioid product segment. Because immediate-release opioid products are used for both acute and chronic pain, a prescription, on average, contains 66 tablets or capsules. According to IMS Health, in 2016, sales in the immediate-release opioid product segment were approximately 194 million prescriptions, of which approximately 95% was attributable to generic products with no known safety features. Immediate-release oxycodone tablets represent approximately 30 million of these prescriptions or almost 1.7 billion tablets. The FDA approved label for our Oxaydo product describes the unique, and we believe promotable, abuse deterrent features of our product which we believe makes prescribing our product attractive to some healthcare providers.

The CDC also reported approximately 45,000 suicide deaths in the U.S. in 2016 with poisoning being the third most prevalent route of suicide. Suicides have increased 30% in the U.S. since 1999. More than 54% of suicides had no prior indication of mental health issues. We believe a significant portion of these intentional poisonings included opioid analgesics which are known to induce respiratory depression related to overdose. An analysis of forensic data associated with hydrocodone overdose deaths suggests a median dose of sixteen 10mg hydrocodone tablets was measured in the bloodstream.

In 2014, the United States retail market for over-the-counter market, or OTC, cold and allergy products containing the pseudoephedrine oral nasal decongestant was approximately $0.7 billion. In 2014, the DEA reported 9,339 laboratory incidents involving the illegal use of OTC pseudoephedrine products to manufacture the highly addictive drug methamphetamine, or meth. According to the Substance Abuse and Mental Health Services Administration, users of methamphetamine surged in 20167 to 774,000 people up from 440,000 people in 2012. As of March 16, 2017, sales of Nexafed and Nexafed Sinus are covered under the MainPointe Agreement, for which we receive a royalty.

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

Our Strategy

Our goal is to become a leading specialty pharmaceutical company focused on addressing the safe use of pharmaceuticals by developing a broad portfolio of technologies and products with enhanced safety features and benefits. Specifically, we intend to:

•	Capitalize on our experience and expertise in the research and development of innovative drug delivery technologies that address medication safety. We have one FDA approved product containing our Aversion Technology commercially launched in the United States by our licensee, and two products commercially launched containing our Impede Technology. We continue to invest in improvements in these technologies and innovate new technologies, including our Limitx Technology.

•	Leverage our technologies by developing a full line of pharmaceutical products which utilize our proprietary technologies. Medication abuse and misuse is not limited to single drugs but often pervades entire drug categories. We intend to develop or collaborate with strategically focused pharmaceutical companies to develop multiple products in the prescription opioid and OTC cold/allergy markets with our technologies, and are seeking licensing partners for products in development utilizing our Limitx Technology.

•	Commercialize our products by licensing to strategically focused companies in the United States and other geographic territories. We have licensed our Oxaydo product to Zyla for commercialization, have licensed our Aversion Technology to KemPharm for use in certain of its prodrug products, have licensed our Nexafed products utilizing our Impede Technology to MainPointe for commercialization (and granted MainPointe and AD Pharma options to other Impede products), and we are seeking licensing partners for our products in development utilizing our Limitx, Aversion and Impede technologies. While we had developed a small infrastructure to commercialize our OTC products that utilize the Impede Technology, this infrastructure has been discontinued in conjunction with our entering into the MainPointe Agreement.

•	Maintain an efficient internal cost structure. Our internal cost structure is focused on discovering new technologies and developing product formulations using those technologies. We outsource many high cost elements of development and commercialization, such as clinical trials and commercial manufacturing that minimize required fixed overhead and capital investment and thereby reduces our business risk.

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

Development of abuse deterrent products, such our Aversion (if recommenced) product candidates, will require one or more abuse deterrent studies consistent with the FDA 2015 published guidance for industry on the evaluation and labeling of abuse-deterrent opioids (the “2015 Guidance”). These studies may include in vitro laboratory studies to determine, among other things, syringeability of the formulation, extractability of the opioid, and particle size of the crushed product. It is also expected that development will include human abuse liability studies comparing the abuse liability of our product candidates to currently marketed products. Because our products use known active ingredients in approved dosage strengths, the safety and efficacy of the opioid will need to be established by a series of pharmacokinetic studies demonstrating: (a) bioequivalence to an approved reference drug, (b) food effect of our formulations, and (c) dose proportionality of our formulation. A product candidate that does not achieve satisfactory pharmacokinetic results may require a phase III clinical pain study.

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

Overdose Minimized Opioid Products and Development

A known and FDA labelled side effect of the overdose of opioids is respiratory depression. High doses of opioids can affect the respiratory center of the brain resulting in a slowing and/or shallowing of the breathing which increases carbon dioxide (CO2) in the blood stream. Opioids also impact ancillary CO2 monitoring of the blood preventing the body from taking corrective action. The increased CO2 and resulting decrease in oxygen in the blood systematically shuts down body systems and may result in death.

Abusers as well as legitimate pain patients are at risk of overdose. In some cases, overdose is accidental but anecdotal reports indicate suicide rates among pain patient are increasing presumably due to their inability to access the pain medications they need to manage their condition.

In June 2019, FDA issued a draft for public comment guidance on a Benefit-Risk Assessment Framework for Opioid Analgesic Drugs. The guidance indicates FDA will “consider the public health risks of the [opioid] drug related to misuse, abuse, opioid use disorder, accidental exposure, and overdose in both patients and nonpatients, as well as any properties of the drug that may mitigate such risks. We intend to develop our Limitx Technology products consistent with this pending guidance and perform studies to demonstrate our drug candidates have properties to mitigate the risk of overdose. Further development will likely also entail additional safety and/or efficacy assessment as may be identified by the FDA for each specific formulation during the Investigational New Drug application, or IND, or NDA phase of development.

Limitx™ Technology

Limitx Technology is intended to address the accidental or intentional consumption of multiple tablets and provide a margin of safety against respiratory depression. We believe these benefits for opioids are consistent with FDA’s proposed direction to require all newly approved opioid products to have features of benefits that provide safety or efficacy benefits over existing available opioid therapies.

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

Limitx Technology Products in Development

We have the following products in development utilizing our Limitx Technology:

Limitx Technology Products	Status

Immediate-release hydrocodone bitartrate with acetaminophen (LTX-03)	Initial buffer dose ranging study completed October 2017 Follow on dose ranging study completed in January 2018 Manufacturing scale-up initiated

Immediate-release oxycodone HCl (LTX-01) & (LTX-02)	Formulation development in process

Immediate-release non-opioid drug (LTX-09)	Formulation development in process

Immediate-release hydromorphone HCI (LTX-04)	Two Phase I exploratory pharmacokinetic studies completed. IND no longer active.

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

We intend to advance LTX-03 to clinical development for a New Drug Application (NDA). Therefore, we submitted an Investigational New Drug Application, or IND with respect to LTX-03, to the FDA in the first quarter of 2018, which became effective in April 2018. We are currently conducting the scale-up of the commercial manufacturing process as to-be-marketed formulations are required for all NDA development work. Among other things, we believe we will have to demonstrate a scientific link between Cmax reductions and a reduction in the risk of respiratory depression.

AD Pharma Agreement covering LTX-03

On June 28, 2019 we announced a License, Development and Commercialization Agreement (the "Agreement") with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors that will finance Acura’s operations and completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. AD Pharma retains commercialization rights from which Acura will receive royalties and potential sales related milestones.

The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include monthly license payments by AD Pharma of $350,000 up to the earlier of 18 months or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03 and reimbursement by AP Pharma of Acura’s LTX-03 outside development expenses. Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones.

AD Pharma may terminate the Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA within 18 months, AD Pharma may terminate the Agreement and take ownership of the Limitx intellectual property.

We also granted authority to MainPointe Pharmaceuticals, LLC (MainPointe) to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength). In March 2017, we granted MainPointe an exclusive license to our IMPEDE ® Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada.

Mr. Schutte is our largest shareholder and directly owns approximately 47.5% of our common stock (after giving effect to the exercise of warrants he holds). Mr. Schutte also controls MainPointe and is an investor in AD Pharma.

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

Oxaydo Tablets

Oxaydo (oxycodone HCI tablets) is a Schedule II narcotic indicated for the management of acute and chronic moderate to severe pain where the use of an opioid analgesic is appropriate. On January 7, 2015, we entered into a Collaboration and License Agreement with Zyla pursuant to which we exclusively licensed to Zyla worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is approved in 5mg and 7.5mg strengths. Zyla commenced shipping Oxaydo in the United States in October 2015.

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

Although we believe these abuse deterrent characteristics differentiate Oxaydo from immediate-release oxycodone products currently on the market, consistent with FDA guidance which requires epidemiology studies to support a claim of abuse deterrence, the clinical significance of the difference in drug liking and difference in response to taking the drug again in this study has not been established. There is no evidence that Oxaydo has a reduced abuse liability compared to immediate release oxycodone. We and Zyla have a post-approval commitment with the FDA to perform an epidemiology study to assess the actual impact on abuse of Oxaydo tablets.

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

Zyla Agreement Covering Oxaydo

On January 7, 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation, now known as Zyla Life Sciences or Zyla, entered into a Collaboration and License Agreement, or the Zyla Agreement, to commercialize Oxaydo tablets containing our Aversion® Technology. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Zyla Agreement, we transferred the approved NDA for Oxaydo to Zyla and Zyla is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide, or the Territory, in all strengths, subject to our right to co-promote Oxaydo in the United States.

In accordance with the Zyla Agreement, we and Zyla have formed a joint steering committee to oversee commercialization strategies and the development of product line extensions. Zyla will pay a significant portion of the expenses relating to (i) annual NDA PDUFA program fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States and will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Zyla is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Zyla will have final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Zyla may develop Oxaydo for other countries and in additional strengths, in its discretion.

Zyla paid us an upfront payment of $5.0 million upon signing of the Zyla Agreement and a $2.5 million milestone in October 2015 in connection with the launch of Oxaydo. In addition, we will be entitled to a one-time $12.5 million milestone payment when worldwide Oxaydo net sales reach $150.0 million in a calendar year. In addition, we will receive from Zyla a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year (excluding net sales resulting from our co-promotion efforts). In any calendar year in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Zyla’s royalty payment obligations commenced on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to the Product). Royalties will be reduced upon the entry of generic equivalents, as well as for payments required to be made by Zyla to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

The Zyla Agreement expires upon the expiration of Zyla’s royalty payment obligations in all countries. Either party may terminate the Zyla Agreement in its entirety if the other party breaches a payment obligation, or otherwise materially breaches the Zyla Agreement, subject to applicable cure periods, or in the event the other party makes an assignment for the benefit of creditors, files a petition in bankruptcy or otherwise seeks relief under applicable bankruptcy laws. We also may terminate the Zyla Agreement with respect to the U.S. and other countries if Zyla materially breaches its commercialization obligations. Zyla may terminate the Zyla Agreement for convenience on 120 days prior written notice, which termination may not occur prior to the second anniversary of Zyla’s launch of Oxaydo. Termination does not affect a party’s rights accrued prior thereto, but there are no stated payments in connection with termination other than payments of obligations previously accrued. For all terminations (but not expiration), the Zyla Agreement provides for the transition of development and marketing of Oxaydo from Zyla to us, including the conveyance by Zyla to us of the trademarks and all regulatory filings and approvals relating to Oxaydo, and for Zyla’s supply of Oxaydo for a transition period.

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

Aversion Technology Development Opioid Products

We have suspended further development of our Aversion hydrocodone/APAP product candidate, in order to focus our time and available resources on the development of our Limitx Technology product candidates. We currently have 6 additional opioids at various stages of formulation development using the Aversion Technology which are not being actively developed.

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

Nexafed Products and the MainPointe Agreement

Nexafed and Nexafed Sinus Pressure + Pain, consist of immediate release tablets. Nexafed is a 30mg pseudoephedrine tablet which until the third quarter of 2017 incorporated our patented Impede 1.0 Technology and commencing in such quarter incorporated our Impede 2.0 Technology. Nexafed Sinus Pressure + Pain is a 30/325mg pseudoephedrine and acetaminophen tablet which incorporates our Nexafed 1.0 Technology. PSE is a widely-used nasal decongestant available in many non-prescription and prescription cold, sinus and allergy products. While the 30mg PSE tablet is not the largest selling PSE product on the market, we believe it is the most often used product to make meth due to: (a) its relatively low selling price and (b) its simpler formulation provides better meth yields.

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

On March 16, 2017, we and MainPointe entered into a License, Commercialization and Option Agreement, or the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed products in the U.S. and Canada. We also conveyed to MainPointe our existing inventory and equipment relating to our Nexafed products. MainPointe is responsible for all development, manufacturing and commercialization activities with respect to products covered by the Agreement and controls the marketing and sale of our Nexafed products.

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

MainPointe has the option to expand the licensed territory beyond the United States and Canada to the European Union (and the United Kingdom), Japan and South Korea for payments of $1.0 million, $500 thousand and $250 thousand, respectively. In addition, MainPointe has the option to add to the MainPointe Agreement certain additional products, or Option Products, containing PSE and utilizing the Impede Technology for a fee of $500 thousand per product (for all product strengths), including the product candidate Loratadine with pseudoephedrine (following termination of the Bayer Agreement). MainPointe has assigned its option rights to a Nexafed 12-hour formulation to AD Pharma. If the territory has been expanded prior to the exercise of a product option, the option fee will be increased to $750 thousand per product. If the territory is expanded after the payment of the $500 thousand product option fee, a one-time $250 thousand fee will be due for each product. If a third party is interested in developing or licensing rights to an Option Product, MainPointe must exercise its option for that product or its option rights for such product will terminate. On June 28, 2019, we granted authority to MainPointe to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength) and waived the $500 thousand option fee.

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

Impede Technology Products in Development

Given the fragmented nature of the PSE market with products containing multiple active ingredients, we have developed additional products for our Nexafed franchise:

Impede Technology Products	Status

Extended-release formulation utilizing Impede 2.0 Technology	Pilot pharmacokinetic testing demonstrated bioequivalence to Sudafed® 12-hour Tablets. Pre-IND meeting held with the FDA. No imminent development planned
Extended-release combination products	No imminent development planned
Loratadine with pseudoephedrine	No imminent development planned

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

In March 2017, we completed a pilot pharmacokinetic study for the PSE and loratadine combination product using our Impede 1.0 Technology. The study in 24 healthy adult subjects demonstrated sufficient, but not bioequivalent blood levels of PSE to the comparator while the second active ingredient achieved bioequivalence. Based on the product profile, we believe this formulation can be moved into final development for a 505(b)(2) NDA submission. The Company has upgraded a portion of this formulation with its Impede 2.0 Technology.

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

Product Labeling for Opioid Products Using Our Technologies

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

We or our licensee may seek to include descriptions of studies that characterize the safety features of our technologies in the label for our Aversion and Limitx Technology products in development. Although the FDA approved label for Oxaydo contains limitations on exposing Oxaydo tablets to water and other solvents and administration through feeding tubes, the FDA approved Oxaydo label does not contain a description of the I.V. injection studies we performed to characterize the abuse deterrent properties of Oxaydo. Zyla has committed to the FDA to undertake epidemiological studies to assess the actual consequences of abuse of Oxaydo in the market. Under the terms of the Zyla Agreement, we share a minority portion of the fees and expenses relating to such FDA required epidemiological studies, provided Zyla complies with the sections of the agreement relating thereto. The extent to which a description of the abuse-deterrent properties or results of epidemiological or other studies will be added to or included in the FDA approved product label for our products in development will be the subject of our discussions with the FDA as part of the NDA review process, even after having obtained approval of Oxaydo. Further, because the FDA closely regulates promotional materials, even if FDA initially approves labeling that includes a description of the abuse deterrent properties of the product, the FDA’s Office of Prescription Drug Promotion, or OPDP, will continue to review the acceptability of promotional labeling claims and product advertising campaigns for our marketed products.

Patents and Patent Applications

We have the following issued patents covering, among other things, our Limitx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires

9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033

9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033

9,662,393 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	May 2017	Nov. 2033

2,892,908 (CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033

5,922,851 (JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires

7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025

7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023

7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	July 2011	Aug. 2024

8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023

8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023

9,492,443 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Nov. 2016	Nov. 2023

We have the following additional issued patents relating to our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires

7,476,402 (US)	Pharmaceutical compositions of certain combinations of kappa and mu opioid receptor agonists and other ingredients intended to deter opioid analgesic product misuse and abuse	Jan. 2009	Nov. 2023

8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	July 2014	Nov. 2023

2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024

2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024

2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024

2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027

175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

1694260 (EUR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patents covering, among other things, our Nexafed product line and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires

8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032

9,757,466 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Sep. 2017	Feb. 2032

10,004,699 (US)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Jun. 2018	Dec. 2035

2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	June 2016	Sept. 2030

2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	June 2016	Sept. 2030

2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sept. 2030

218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jan. 2016	Sept. 2030

2015274936 (AUS)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Sept. 2018	June 2035

13102020.5 (HK)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Oct. 2016	Sept. 2030

In addition to our issued patents listed above and additional unlisted issued patents, we have filed multiple U.S. patent applications and international patent applications relating to compositions containing abusable active pharmaceutical ingredients as well as applications covering our Impede 1.0 and 2.0 Technologies and filed U.S. patent applications for our Limitx Technology. Except for the rights granted in the Zyla Agreement, the KemPharm Agreement, and the MainPointe Agreement and in the patent infringement settlement agreements described below, we have retained all intellectual property rights to our Aversion Technology, Impede Technology, Limitx Technology and related product candidates.

In 2012 and 2013, we received Paragraph IV Certification Notices from five generic sponsors of ANDAs for a generic drug listing our Oxaydo product as the reference listed drug. The Paragraph IV Notices referred to our 920, 726 and 439 Patents, which cover our Aversion® Technology and our Oxaydo product. We filed suit against each of such generic sponsors, Watson Laboratories, Inc., Par Pharmaceutical, Inc., Impax Laboratories, Inc., Sandoz Inc. and Ranbaxy Inc., in the United States District Court for the District of Delaware alleging infringement of our 726 Patent listed in the FDA’s Orange Book. Our litigation against Watson Laboratories was dismissed by us following Watson Laboratories’ change of its Paragraph IV Certification to a Paragraph III Certification, indicating it would not launch its generic product until the expiry of our applicable Patents. Our litigation against each of the remaining generic sponsors was settled during the period October 2013 through May 2014 on an individual basis, upon mutual agreement between us and such generic sponsors. None of such settlements impacted the validity or enforceability of our Patents. See “Item 1A. Risk Factors – Generic manufacturers are using litigation and regulatory means to seek approval for generic versions of Oxaydo, which could cause Zyla’s sales to suffer and adversely impact our royalty revenue” for a discussion of the settlements and license grants relating to such patent litigation. Notwithstanding the settlement of these prior infringement actions, it is possible that other generic manufacturers may also seek to launch a generic version of Oxaydo and challenge our patents. Any determination in such infringement actions that our patents covering our Aversion Technology and Oxaydo are invalid or unenforceable, in whole or in part, or that the products covered by generic sponsors’ ANDAs do not infringe our patents could have a material adverse effect on our operations and financial condition.

In April, 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc., or collectively Purdue, commenced a patent infringement lawsuit against us and our Oxaydo product licensee Zyla in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s U.S. Patent No. 8,389,007, or the 007 Patent. In April 2016, Purdue commenced a second patent infringement lawsuit against us and Zyla in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s then newly issued U.S. Patent No. 9,308,171, or the 171 Patent. The actions regarding the 007 Patent and the 171 Patent are collectively referred to as the “Actions”. On April 6, 2016, we filed a petition for Inter Parties Review, or IPR Review, with the USPTO seeking to invalidate Purdue’s 007 Patent.

On May 20, 2016, we, Purdue and Zyla entered into a settlement agreement to settle the Actions and the IPR Review. Under the settlement agreement the parties dismissed or withdrew the Actions, requested that the USPTO terminate the IPR Review and exchanged mutual releases. No payments were made by the parties under the settlement agreement.

Reference is made to the Risk Factors contained in this report for a discussion, among other things, of patent applications and patents owned by third parties, including claims that may encompass our Aversion Technology and Oxaydo tablets, and the risk of infringement, interference or opposition proceedings that we may be subject to arising from such patents and patent applications.

Research and Manufacturing

We conduct research, development, manufacture of laboratory clinical trial supplies, and warehousing activities at our operations facility in Culver, Indiana and lease an administrative office in Palatine, Illinois. The 25,000 square foot Culver facility is registered with the DEA to perform research, development and manufacture of certain DEA-scheduled active pharmaceutical ingredients and finished dosage form products. We have obtained quotas for supply of DEA-scheduled active pharmaceutical ingredients from the DEA and develop finished dosage forms in our Culver facility. We manufacture clinical trial supplies of drug products in our Culver facility. In addition to internal capabilities and activities, we engage numerous clinical research organizations, or CROs, with expertise in regulatory affairs, clinical trial design and monitoring, clinical data management, biostatistics, medical writing, laboratory testing and related services. Zyla is responsible for commercial manufacture of Oxaydo under the Zyla Agreement. We expect that future opioid product candidates developed and licensed by us will be commercially manufactured by our licensees or other qualified third party contract manufacturers.

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

We believe potential competitors may be developing opioid abuse deterrent technologies and products. Such potential competitors include, but may not be limited to, Pfizer Inc., Purdue Pharma, Atlantic Pharmaceuticals, Zyla Corporation, KemPharm, Shionogi, Nektar Therapeutics, Signature Therapeutics, QRx Pharma, Tris Pharma, Pisgah Labs, Teva Pharmaceuticals, Sun Pharmaceuticals, Ensysce Biopharma, Inspirion Delivery Sciences and Collegium Pharmaceuticals. Zyla, our partner for Oxaydo, has developed and is marketing at least one other analgesic product and is developing other analgesic products, all of which compete for development and commercialization resources for Oxaydo, which may adversely impact the sales of Oxaydo.

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

In addition to our license agreement with MainPointe, we may consider licensing our Impede Technology or other products utilizing such technology for commercialization.

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

The 505(b)(2) NDAs must include one of several different types of patent certifications to each patent that is listed in the FDA publication known as the Orange Book in connection with any previously approved drug, the approval of which is relied upon for approval of the 505(b)(2) NDA. Depending on the type of certification made, the approval of the 505(b)(2) NDA may be delayed until the relevant patent(s) expire, or in the case of a Paragraph IV Certification may lead to patent litigation against the applicant and a potential automatic approval delay of 30 months or more.

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

According to FDA’s fee schedule, posted on August 1, 2018, for the 2019 fiscal year, the user fee for an application fee requiring clinical data, such as an NDA is $2,588,478. The FDA adjusts PDUFA user fees on an annual basis. A written request can be submitted for a waiver of the application fee for the first human drug application that is filed by a small business. Where we are subject to these fees, they are significant expenditures that may be incurred in the future and must be paid at the time of submission of each application to FDA.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Healthcare Reform Law, and we expect there will be additional challenges and amendments to the Healthcare Reform Law in the future. The Trump administration and members of the U.S. Congress have indicated that they may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Healthcare Reform Law. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. It is uncertain the extent to which any such changes may impact our business or financial condition. In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget, or OMB, on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Employees

We have 12 full-time employees and 1 part-time employee, 9 of whom are engaged in the research, development and manufacture of product candidates utilizing our proprietary Aversion, Impede, and Limitx Technologies. The remaining employees are engaged in administrative, legal, accounting, finance, market research, and business development activities. All of our senior management and most of our other employees have prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve profitability sufficient to generate a positive return on shareholders’ investment; our auditors have included in their 2018 audit report an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We had a net loss of $3.8 million, $5.7 million, and $7.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of September 12, 2019 we had approximately $750 thousand of cash. In addition to this amount, AD Pharma, under the Agreement dated June 28, 2019, is to pay us up to 18 monthly license payments of $350,000 to fund operations commencing July, 2019. However, AD Pharma has the right to terminate the Agreement for convenience and such action would limit our ability to fund continuing operations. Our auditors have included in their report relating to our 2018 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern that assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. Our future profitability will depend on several factors, including:

•	the receipt of monthly license payments from AD Pharma for the 18 month period

•	our receipt of royalties relating to Zyla’s sale of Oxaydo;

•	MainPointe’s successful marketing and sale of our Nexafed products and other products utilizing our Impede Technology, and market acceptance, increased demand for and sales of our Nexafed products;

•	our receipt of milestone payments and royalties relating to our Limitx Technology products in development from future licensees, of which no assurance can be given; and

•	the receipt of FDA approval and the successful commercialization by future licensees (if any) of products utilizing our Limitx Technology and our ability to commercialize our Impede Technology without infringing the patents and other intellectual property rights of third parties.

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

Even if Zyla succeeds in commercializing Oxaydo, if MainPointe is successful in commercializing our Nexafed products, or if we and AD Pharma succeed in developing and commercializing one or more of our pipeline Limitx or Impede Technology products, we expect to continue using cash reserves for the foreseeable future. Our expenses may increase in the foreseeable future as a result of continued research and development of our product candidates, maintaining and expanding the scope of our intellectual property, and hiring of additional research and development staff.

We will need to generate revenues from royalties on sales to achieve and maintain profitability. If Zyla does not successfully commercialize Oxaydo, if MainPointe does not successfully commercialize the Nexafed products, or if we or AD Pharma cannot successfully develop, obtain regulatory approval and commercialize our Limitx product candidates in development, specifically LTX-03, we will not be able to generate such royalty revenues or achieve future profitability. Our failure to achieve or maintain profitability would have a material adverse impact on our operations, financial condition and on the market price of our common stock.

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us; if we fail to raise additional funding we will cease operations and/or seek protection under applicable bankruptcy laws.

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies of our Limitx product candidates and the cost, timing and outcomes of regulatory approval for our Limitx product candidates. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time. As of September 12, 2019 our cash balance was approximately $750 thousand. Additionally, the Agreement with AD Pharma calls for monthly license payments of $350,000 from July 2019 through November 2020 and as well as their payment of all outside development costs for LTX-03. We expect these amounts will fund operations through 2020. The monthly payments by AD Pharma cease in November 2020 at which time the Company will need to have additional capital to fund operations until such time as LTX-03 is approved and royalty payments commence. To fund further operations beyond December 2020, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies or explore a variety of capital raising and other transactions to provide additional funding.

We will require future additional capital infusions including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that we will complete any financings, strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us. Any additional equity financing will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed could materially harm our business, financial condition and results of operations. In the absence of the receipt of additional financing or payments under third-party license or collaborative agreements, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. This could result in a complete loss of shareholder value of the Company. Even assuming we are successful in securing additional sources of financing to fund continued operations, there can be no assurance that the proceeds of such financing will be sufficient to fund operations until such time, if at all, that we generate sufficient revenue from our products and product candidate to sustain and grow our operations.

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

If we fail to comply with the covenants and other obligations under our loan with AD Pharma, LLC they may accelerate amounts owed and may foreclose upon the assets securing our obligation.

At June 28, 2019, we (including our wholly-owned subsidiary Acura Pharmaceutical Technologies, Inc. (“APT”)), entered into a Promissory Note and Security Agreement with John Schutte (Mr. Schutte) that consolidated existing promissory notes into a single Note for $6.0 million (after including accrued interest). To secure our performance of our obligations under the Note, we granted Mr. Schutte a security interest in all of our assets. Our failure to comply with the terms of the loan agreement, if we file bankruptcy, failure to pay interest and principal when due on July 1, 2023, or termination of the License, Development and Commercialization Agreement could result in the acceleration of payment of our loan, potential foreclosure on our assets, and other adverse results. With our consent, Mr. Schutte assigned and transferred to Abuse Deterrent Pharma, LLC (“AD Pharma”) all of his right, title and interest in this Note and associated Security Agreement effective June 28, 2019. Any declaration of an event of default by AD Pharma would significantly harm our business and would likely cause the price of our common stock to decline.

We are largely dependent on our successful development of our Limitx product candidates, specifically LTX-03, and on the commercial success of Oxaydo.

We anticipate that, for at least fiscal 2019 and 2020, our ability to generate revenues and become profitable will depend in large part on our successful development of our LTX-03 as licensed to AD Pharma and potentially other Limitx product candidates and on the commercial success of our only FDA approved product, Oxaydo. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead Limitx product candidate, LTX-03, and other Limitx product candidates in development. We completed our first two Phase I clinical studies for LTX-04, an opioid hydromorphone HCI, in mid-2016. We have changed our primary development focus from immediate-release hydromorphone products (i.e., LTX-04, described above) to immediate-release hydrocodone products (i.e., LTX-03) because hydrocodone bitartrate is more likely to be abused in oral excessive tablet abuse, or ETA, and completed two pharmokinetic studies for LTX-03 during 2017 and the first week of 2018. We are also engaged in formulation development or early preclinical development for other Limitx product candidates. Accordingly, our business is currently substantially dependent on the successful development, clinical testing, regulatory approval and commercialization of our Limitx product candidates, which may never occur. If our clinical studies for LTX-03 are not successful we may determine that further clinical development of LTX-03 or other Limitx product candidates should be discontinued. Also, the failure of clinical studies for LTX-03 may cause AD Pharma to terminate the Agreement. We expect that any revenues from our Limitx product candidates, specifically LTX-03 will be derived from upfront payments, milestone payments and royalties under license agreements with AD Pharma, of which no assurance can be given.

The commercial success of Oxaydo will depend on many factors, including our and our licensee Zyla’s ability to:

•	obtain and increase market demand for, and sales of, Oxaydo;

•	obtain acceptance of Oxaydo by physicians and patients;

•	obtain and maintain adequate levels of coverage and reimbursement for Oxaydo from commercial health plans and government health programs, which we refer to collectively as third-party payors, particularly in light of the availability of other branded and generic competitive products;

•	maintain compliance with regulatory requirements;

•	price Oxaydo competitively and enter into price discounting contracts with third-party payors;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms;

•	manufacture and supply Oxaydo to meet commercial demand, including obtaining sufficient quota from the DEA;

•	maintain intellectual property protection for Oxaydo and obtain favorable drug listing treatment by the FDA to minimize generic competition; and

•	obtain approval for additional dosage strengths of Oxaydo.

•	their successful execution of their court approved plan of reorganization

There can be no assurance that Zyla will devote sufficient resources to the further development, marketing and commercialization of Oxaydo. Zyla’s marketing of Oxaydo may result in low market acceptance and insufficient demand for, and sales of, the product. To date we have only minimal royalties from the sale of Oxaydo. In addition, Zyla has filed a prior approval supplement for OXAYDO® 10 mg and 15 mg dosage strengths, but received a complete response letter from the FDA, and according to a recent filing is working to determine next steps to respond to such filing. Zyla has advised that the FDA is requesting more information regarding the effect of food on Oxaydo 15mg and the intranasal abuse-deterrent properties of Oxaydo 10mg and 15mg. If Zyla fails to successfully commercialize Oxaydo and increase sales, we may be unable to generate sufficient revenues to sustain or grow our business and we may never become profitable, and our business, financial condition and results of operations will be materially adversely affected.

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

If Zyla is not successful in commercializing Oxaydo, our revenues and our business will suffer.

Pursuant to our Collaboration and License Agreement with Zyla, or the Zyla Agreement, Zyla is responsible for manufacturing, marketing, pricing, promotion, selling and distribution of Oxaydo. If the Zyla Agreement is terminated in accordance with its terms, including due to a party’s failure to perform its obligations or responsibilities under the Agreement, then we would need to commercialize Oxaydo ourselves, for which we currently have no infrastructure, or alternatively enter into a new agreement with another pharmaceutical company, of which no assurance can be given. If we are unable to build the necessary infrastructure to commercialize Oxaydo ourselves, which would substantially increase our expenses and capital requirements, which we are currently unable to fund, or are unable to find a suitable replacement commercialization partner, we would be unable to generate any revenue from Oxaydo. Even if we are successful at replacing the commercialization capabilities of Zyla, our revenues and/or royalties from Oxaydo could be adversely impacted.

Zyla’s third party manufacturing facility currently is the sole commercial source of supply of Oxaydo. If Zyla’s manufacturing facility fails to obtain sufficient DEA quotas for oxycodone, fails to source adequate quantities of active and inactive ingredients, fails to comply with regulatory requirements, or otherwise experiences disruptions in commercial supply of Oxaydo, product revenue and our royalties could be adversely impacted.

Zyla has various products in development and also markets other products, for which Oxaydo will vie for such licensee’s development, promotional, marketing, and selling resources. If Zyla fails to commit sufficient promotional, marketing and selling resources to Oxaydo, our expected royalties could be adversely impacted. Additionally, there can be no assurance that Zyla will commit the resources required for the successful commercialization of Oxaydo.

The market for our opioid product candidates is highly competitive with many marketed non-abuse deterrent brand and generic products and other abuse deterrent product candidates in development. If Zyla prices Oxaydo inappropriately, fails to position Oxaydo properly, targets inappropriate physician specialties, or otherwise does not provide sufficient promotional support, product revenue and our royalties could be materially adversely impacted.

Zyla’s promotional, marketing and sales activities in connection with Oxaydo are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program. The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. If Zyla’s activities are found to be in violation of these laws or any other federal and state fraud and abuse laws, Zyla may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of its activities with regard to the commercialization of Oxaydo, which could harm the commercial success of Oxaydo and have a material adverse effect on our business, financial condition and results of operations.

Our failure to meet the development timelines in the License Agreement with AD Pharma, including FDA acceptance of NDA submission for LTX-03 by November 28, 2020, will allow AD Pharma to enforce termination provisions in the Agreement and seize the intellectual property pertaining to LIMITx technology which will adversely impact our ability to develop, market and sell our Limitx Technology products and our revenues and business will be materially adversely affected..

We are engaged in the development of product candidates utilizing our Limitx Technology, including planning studies for LTX-03, our hydrocodone/acetaminophen lead product candidate which has been licensed to AD Pharma. This License requires that the IND application for LTX-03 be accepted by the FDA within 18 months from June 28, 2019. Failure to do so gives AD Pharma the right to terminate this Agreement and. take ownership of the Limitx intellectual property. AD Pharma’s seizure of the Limitx IP would adversely impact our financial condition and results of operations.

We must rely on current cash reserves, monthly license payments under the License Agreement for LTX-03 with AD Pharma, royalties from Zyla on Zyla’s sales of Oxaydo and royalties from MainPointe on its sales of Nexafed products to fund operations.

To fund our continued operations, we expect to rely on our current cash resources, the monthly license payments under the License Agreement for LTX-03 with AD Pharma, capital raising, royalty payments under the Zyla Agreement relating to Oxaydo, and royalty payments under the MainPointe Agreement relating to our Nexafed products, and milestones and royalty payments that may be made under existing or future license agreements with other pharmaceutical company partners for our product candidates in development, of which no assurances can be given. No assurance can be given that current cash reserves, monthly license payments from AD Pharma, royalties from Zyla on Oxaydo net sales, or royalties from MainPointe on Nexafed products net sales will be sufficient to fund continued operations and the development of our product candidates until such time as we generate revenues from any of our products in development. Moreover, no assurance can be given that we will be successful in raising additional financing or, if financing is obtained, that such financing will be sufficient to fund operations until we generate sufficient revenues from LTX-03, Oxaydo and Nexafed products, or until other product candidates utilizing our Limitx or Impede Technologies may be commercialized. In the event our cash reserves are insufficient to fund continued operations, we may need to suspend some or all of our product development efforts or possibly discontinue operations.

Our and our licensees’ ability to market and promote Oxaydo and Limitx Technology products by describing the abuse deterrent or other beneficial features of such products will be determined by the FDA approved label for such products.

The commercial success of Oxaydo and our Limitx Technology products in development will depend upon our and our licensees’ ability to obtain FDA approved labeling describing such products’ abuse deterrent features or other benefits. Our or our licensees’ failure to achieve FDA approval of product labeling containing such information will prevent or substantially limit our and our licensees’ advertising and promotion of such beneficial features in order to differentiate our products from other immediate release opioid products containing the same active ingredients, and would have a material adverse impact on our business and results of operations. In April 2015, the FDA published guidance for industry on the evaluation and labeling of abuse-deterrent opioids. While the 2015 FDA Guidance is non-binding on the FDA, it outlines FDA’s current thinking on the development and labeling of abuse-deterrent products. The 2015 FDA Guidance provides for three distinct levels of pre-marketing studies that are potentially eligible for inclusion in the labeling: (1) laboratory-based in vitro manipulation and extraction studies, (2) pharmacokinetic studies, and (3) clinical abuse potential studies. The 2015 FDA Guidance further prescribes additional post-approval or epidemiology studies to determine whether the marketing of a product with abuse-deterrent properties results in meaningful reductions in abuse, misuse, and related adverse clinical outcomes, including addiction, overdose, and death in the post-approval setting, which can also be included in the labeling. FDA notes “the science of abuse deterrence is relatively new. Both the technologies involved and the analytical, clinical, and statistical methods for evaluating those technologies are rapidly evolving. For these reasons, FDA will take a flexible, adaptive approach to the evaluation and labeling of potentially abuse-deterrent opioid products”.

We or our licensee may seek to include descriptions of studies that characterize the abuse-deterrent properties or safety features in the label for our Aversion and Limitx Technology products in development. We have committed to the FDA to undertake epidemiological studies to assess the actual consequences of abuse of Oxaydo in the market. However, the extent to which a description of the abuse deterrent properties or results of epidemiological or other studies will be added to or included in the FDA approved product label for our products in development will be the subject of our and our licensees’ discussions with, and agreement by, the FDA as part of the new drug application, or NDA, review process for each of our product candidates. The outcome of those discussions with the FDA will determine whether we or our licensees will be able to market our products with labeling that sufficiently differentiates them from other products that have comparable therapeutic profiles. While the FDA approved label for Oxaydo includes the results from a clinical study which evaluated the effects of nasally snorting crushed Oxaydo and commercially available oxycodone tablets and limitations on wetting or dissolving Oxaydo, it does not, however, include the results of our laboratory studies intended to evaluate Oxaydo’s potential to limit extraction of oxycodone HCl from dissolved Oxaydo Tablets and resist conversion into an injectable, or IV solution. According to filings made by Zyla, a supplemental new drug application (“sNDA”) was submitted by Zyla in December 2016 for Oxaydo to support an abuse-deterrent label claim for the intravenous route of abuse, and in February 2017, Zyla filed a prior approval supplement (“PAS”) with data on new dosage strengths of 10 mg and 15 mg of Oxaydo. Zyla reported they received a complete response letter from the FDA in June of 2017 where the FDA requested more information regarding the effect of food on Oxaydo 15 mg and the intranasal abuse deterrent properties of Oxaydo 10 and 15 mg. Zyla reported that based on discussions with the FDA regarding the sNDA, Zyla believed a contemporary intranasal human abuse potential study would be needed to complete the sNDA, and given that the issues involved in the sNDA and PAS are intertwined, Zyla disclosed that they are evaluating their options and the costs associated to proceed on the abuse deterrent label and/or the additional dosage strengths. The absence of the results of these extraction and syringe studies in the FDA approved label for Oxaydo may substantially limit our licensee’s ability to differentiate Oxaydo from other immediate release oxycodone products, which would have a material adverse effect on market acceptance of Oxaydo and on our business and results of operations.

Notwithstanding the FDA approved labeling for Oxaydo, there can be no assurance that our Limitx Technology products in development will receive FDA approved labeling that describes the beneficial safety features of such products. If the FDA does not approve labeling containing such information, we or our licensees will not be able to promote such products based on their safety features, may not be able to differentiate such products from other immediate release opioid products containing the same active ingredients, and may not be able to charge a premium above the price of such other products, which could materially adversely affect our business and results of operations.

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

Our Limitx, Impede and Aversion Technology products may not be successful in limiting or impeding abuse or misuse or provide additional safety upon commercialization.

We are committing a majority of our resources to the development of products utilizing our Limitx and Impede Technologies. Notwithstanding the receipt of FDA approval of Oxaydo and the results of our numerous clinical and laboratory studies for Oxaydo, our Nexafed products, and our Limitx and Impede Technology products in development, there can be no assurance that Oxaydo, our Nexafed products or any other product utilizing our Limitx, Impede or Aversion Technologies will perform as tested and limit or impede the actual abuse or misuse of such products or provide other benefits in commercial settings. Moreover, there can be no assurance that the post-approval epidemiological study required by the FDA as a condition of approval of Oxaydo will show a reduction in the consequences of abuse and misuse by patients for whom Oxaydo is prescribed. To date, Zyla has not achieved sufficient market share for Oxaydo to support a full epidemiological study. The failure of Oxaydo, our Nexafed products or other products utilizing our Limitx and Impede Technologies to limit or impede actual abuse or misuse or provide other safety benefits in practice will have a material adverse impact on market acceptance for such products and on our financial condition and results of operations.

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

We or our licensees may encounter delays or rejections during any stage of the regulatory review and approval process based upon the failure of clinical or laboratory data to demonstrate compliance with, or upon the failure of the product candidates to meet, the FDA’s requirements for safety, efficacy and quality; and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of a NDA, the FDA may refuse to file the application, deny approval of the application, require additional testing or data and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. For instance, the FDA’s approval of Oxaydo is conditioned on us or Zyla conducting a post-approval epidemiological study to assess the actual abuse levels and consequences of Oxaydo in the market. The Prescription Drug User Fee Act, or PDUFA, sets time standards for the FDA’s review of NDAs. The FDA's timelines described in the PDUFA guidance are flexible and subject to change based on workload and other potential review issues and may delay the FDA’s review of an NDA. Further, the terms of approval of any NDA, including the product labeling, may be more restrictive than we or our licensees desire and could affect the marketability of our products.

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

The AD Pharma Agreement grants AD Pharma an exclusive license to develop and commercialize LTX-03 in the US. The Zyla Agreement grants Zyla an exclusive worldwide license to develop and commercialize Oxaydo. Our license agreement with KemPharm Inc., or the KemPharm Agreement, grants exclusive worldwide rights to KemPharm to utilize our Aversion technology in certain of KemPharm’s prodrug products. Our license agreement with MainPointe grants exclusive rights in the U.S. and Canada (with option rights to expand the licensed territory) to our Nexafed products with option rights to certain other pseudoephedrine-containing products utilizing our Impede technology. We believe that opportunities exist to enter into license agreements similar to the AD Pharma Agreement, Zyla Agreement, the KemPharm Agreement and the MainPointe Agreement with other pharmaceutical company partners for the development and commercialization of our Limitx, Impede and Aversion Technologies in the United States and worldwide. However, there can be no assurance that we will be successful in entering into such license agreements in the future. If we are unable to enter into such agreements, our ability to develop and commercialize our product candidates, and our financial condition and results of operations, would be materially adversely affected.

If our licensees do not satisfy their obligations, we will be unable to develop our licensed product candidates.

As part of the AD Pharma Agreement, the Zyla Agreement, the KemPharm Agreement, the MainPointe Agreement, or any license agreement we may enter into relating to any of our Limitx or Impede Technology products in development or our Aversion Technology, we will not have day-to-day control over the activities of our licensees with respect to any product candidate. If a licensee fails to fulfill its obligations under an agreement with us, we may be unable to assume the development and/or commercialization of the product covered by that agreement or to enter into alternative arrangements with another third party. In addition, we may encounter delays in the commercialization of the products that are the subject of a license agreement. Accordingly, our ability to receive any revenue from the products covered by such agreements will be dependent on the efforts of our licensee. We could be involved in disputes with a licensee, which could lead to delays in or termination of, our development and/or commercialization programs and result in time consuming and expensive litigation or arbitration. In addition, any such dispute could diminish our licensee’s commitment to us and reduce the resources they devote to developing and/or commercializing our products. If any licensee terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing and/or commercializing our product candidates would be materially adversely effected. Additionally, due to the nature of the market for Oxaydo and our Limitx and Impede product candidates, it may be necessary for us to license a significant portion of our product candidates to a single company, thereby eliminating our opportunity to commercialize other product candidates with other licensees.

If we fail to maintain our license agreement with Zyla, we may have to commercialize Oxaydo on our own and if we fail to maintain the license agreement with MainPointe we may have to commercialize Nexafed Products on our own.

Our plan for manufacturing and commercializing Oxaydo currently requires us to maintain our license agreement with Zyla. In addition to other customary termination provisions, the Zyla Agreement provides that Zyla may terminate the Zyla Agreement upon certain notice periods. If Zyla elects to terminate the Zyla Agreement, or if we are otherwise unable to maintain our existing relationship with Zyla, we would have to commercialize Oxaydo ourselves for which we currently have no infrastructure, or alternatively enter into a new agreement with another pharmaceutical company, of which no assurance can be given. Our ability to commercialize Oxaydo on our own may require additional financing, which may not be available on acceptable terms, or at all. While, there is no provision for MainPointe to elect to terminate its license agreement without cause, if it should fail to perform thereunder and we terminated the agreement, then we would have to commercialize the Nexafed Products on our own. Although prior to entering into the MainPointe agreement we had been commercializing certain Nexafed Products on our own, we would have to reestablish our capabilities, which will require additional financing which may not be available on acceptable terms, if at all.

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

Oxaydo and our Nexafed Products compete, and our other product candidates, such as LTX-03, if successfully developed and commercially launched will compete, with both currently marketed and new products launched in the future by other companies. Physicians and other prescribers may not be inclined to prescribe our prescription products unless our products demonstrate commercially viable advantages over other products currently marketed for the same indications. Pharmacy chains may not be willing to stock any of our products and pharmacists may not recommend Nexafed products to consumers. Further, consumers may not be willing to purchase our products. If our products do not achieve market acceptance, we may not be able to generate significant revenues or become profitable.

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

Because healthcare costs have risen significantly, numerous initiatives and reforms by legislatures, regulators and third-party payers to curb these cost increases have resulted in a trend in the healthcare industry to consolidate product suppliers and purchasers. As the healthcare industry consolidates, competition among suppliers to provide products to purchasers has become more intense. This in turn has resulted, and will likely continue to result, in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, and large single accounts continue to use their market power to influence product pricing and purchasing decisions. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to influence the worldwide healthcare industry, resulting in further business consolidations, which may exert further downward pressure on the prices of our anticipated products. This downward pricing pressure may adversely impact our business, financial condition or results of operations. Under each of the Zyla Agreement, the KemPharm Agreement, the MainPointe Agreement and AD Pharma Agreement, our licensees control (or will control in the case of AD Pharma for LTLX-03) the price of the licensed products, and we expect that our licensees, if any, of our products in development, will control the price of such products and may provide price discounts and price reductions in its discretion. Such price discounts and reductions will reduce the net sales of our licensed products and, correspondingly, our royalty payments under such license agreements. In addition, if any of our large customers is acquired or merged with another provider of similar products, we may lose that customer’s business

Our success depends on our ability to protect our intellectual property.

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

Generic manufacturers are using litigation and regulatory means to seek approval for generic versions of Oxaydo, which could cause Zyla’s sales to suffer and adversely impact our royalty revenue.

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

We believe potential competitors may be developing opioid abuse deterrent technologies and products. Such potential competitors include, but may not be limited to, Pfizer Inc., Purdue Pharma, Atlantic Pharmaceuticals, Zyla Life Sciences, KemPharm, Shionogi, Nektar Therapeutics, Signature Therapeutics, QRx Pharma, Tris Pharma, Pisgah Labs, Teva Pharmaceuticals, Sun Pharmaceuticals, Inspirion Delivery Sciences, and Collegium Pharmaceuticals, Inc. These companies appear to be focusing their development efforts on ER Opioid Products, except for Atlantic Pharmaceuticals, Pisgah Labs, Inspirion and KemPharm.

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

We are dependent on our management and scientific team, including Robert Jones, our President and Chief Executive Officer, Peter A. Clemens, our Chief Financial Officer, and Albert W. Brzeczko, Ph.D., our Vice President of Pharmaceutical Sciences. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. While we have employment agreements with our CEO and CFO, all of our other employees are at-will employees who may terminate their employment at any time. We do not have key personnel insurance on any of our officers or employees. The loss of any of our key personnel, or the inability to attract and retain such personnel, may significantly delay or prevent the achievement of our product and technology development and business objectives and could materially adversely affect our business, financial condition and results of operations.

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

Media stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids. Such efforts may inhibit Zyla’s ability to commercialize Oxaydo and, if approved, our Limitx product candidate. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs, the limitations of abuse resistant formulations, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity, sales, marketing, distribution or storage of our drug products could harm our reputation. Such negative publicity could reduce the potential size of the market for our product candidates and Oxaydo and decrease the revenues and royalties we are able to generate from their sale. Similarly, to the extent opioid abuse becomes less prevalent or a less urgent public health issue, regulators and third-party payers may not be willing to pay a premium for abuse deterrent formulations of opioids.

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

During 2018, our stock traded as high as $0.872 per share and as low as $0.1011 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

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

As of September 12, 2019, our two largest shareholders own an aggregate of approximately 12,651,543 shares (including 1,782,531 shares underlying warrants) (representing approximately 54.8% of our outstanding shares). If some or all of such shares are sold by such stockholders, it may have the effect of depressing the trading price of our common stock. In addition, such sales could make it more difficult for us to raise capital if needed in the future.

Approximately 46.3% of our common stock is owned by a single individual, who is also a principal of AD Pharma LLC and MainPointe Pharmaceuticals LLC, and that individual is also party to our Second Amended and Restated Voting Agreement.

A significant amount of our common stock is owned by a single individual, Mr. Schutte. On July 24, 2017, we completed a $4.0 million private placement with him for the sale of 8,912,655 shares and warrants to purchase 1,782,531 shares at an exercise price of $0.528 and expiring on July 24, 2022. Mr. Schutte is a principal of MainPointe. In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada. MainPointe also has options to expand the territory and products covered for additional sums following the termination of the Bayer Agreement. Further, as part of the closing of the Transaction, we, Galen Partners III, L.P., and Essex Woodlands Health Ventures V, L.P. (“Essex”) amended and restated the existing Voting Agreement between the parties to provide for Mr. Schutte to join as a party so that he can designate a director (he has not done so). During 2018 and through June 28, 2019, Mr. Schutte has lent us an aggregate of $6.0 million (including accrued interest) on a secured basis with a security interest in all of our assets, including our intellectual property. At June 28, 2019, we entered into a Promissory Note with Mr. Schutte that consolidated existing promissory notes into a single Note for $6.0 million (after including accrued interest). To secure our performance of our obligations under the Note, we granted Mr. Schutte a security interest in all of our assets. Terms of the consolidated Note provide for a July 1, 2023 maturity date rather than the previous maturity date of January 2, 2020, interest at fixed rate of 7.5% with all payments of principle and interest deferred to maturity. The Note is convertible into Acura common stock at $0.16 per share. As additional consideration, Mr. Schutte received a warrant to purchase 10 million shares of the Company’s common stock at a price of $0.01 per shares.

With our consent, Mr. Schutte assigned and transferred to Abuse Deterrent Pharma, LLC (“AD Pharma”) all of his right, title and interest in this Note, its associated Security Agreement and the Warrant to purchase 10.0 million common shares of our stock, effective June 28, 2019. Mr. Schutte is an investor in AD Pharma.

The combination of Mr. Schutte’s direct share ownership, control of one of our key licensing partners, the right to designate a director to oversee the long-term affairs of our company, his ownership interest in AD Pharm LLC and the security interest AD Pharma has in all of our assets gives him the potential to have considerable influence over our business and affairs. As a result, Mr. Schutte, will as a practical matter be able to control all matters requiring approval by our shareholders, including the approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of Mr. Schutte as a shareholder and creditor may not always coincide with the interests of our other shareholders and as such we may take action to advance his interests to the detriment of our other shareholders. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder holder vote.

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

Our common stock is quoted on the OTCQB Market Pink tier. Our common stock experiences periods when it could be considered “thinly-traded.” This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will be sustained, or that current trading levels will be sustained or not diminish.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2018 fiscal year that remain unresolved.

ITEM 2. PROPERTIES

We lease from an unaffiliated Lessor, approximately 1,600 square feet of administrative office space at 616 N. North Court, Suite 120, Palatine, Illinois 60067 on a month-to-month basis. The lease agreement provides for rent, property taxes, common area maintenance, and janitorial services on a monthly basis of approximately $2 thousand per month. We utilize this lease space for our administrative and business development functions.

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

ITEM 3. LEGAL PROCEEDINGS

Purdue Pharma Settlement

In April 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc., or collectively Purdue, commenced a patent infringement lawsuit against us and our Oxaydo product licensee Egalet US, Inc. and its parent Egalet Corporation (now known as Zyla Life Sciences or Zyla) in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s U.S. Patent No. 8,389,007, or the 007 Patent. In April 2016, Purdue commenced a second patent infringement lawsuit against us and Zyla in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s newly issued U.S. Patent No. 9,308,171, or the 171 Patent. The actions regarding the 007 Patent and the 171 Patent are collectively referred to as the “Actions”. On April 6, 2016, we filed a petition for Inter Partes Review, or IPR Review, with the U.S. Patent and Trademark Office, or USPTO, seeking to invalidate Purdue’s 007 Patent.

On May 20, 2016, Purdue on behalf of themselves and certain affiliates, Zyla, on behalf of itself and its affiliates and we, on behalf of ourselves and our affiliates entered into a settlement agreement, or the May 2016 Settlement Agreement, to settle the Actions and the IPR Review. Under the May 2016 Settlement Agreement the parties dismissed or withdrew the Actions, requested that the USPTO terminate the IPR Review and exchanged mutual releases. No payments were made under the May 2016 Settlement Agreement.

The May 2016 Settlement Agreement also provides that Purdue will not, in the future, assert certain Purdue U.S. patents, including the 007 Patent, the 171 Patent and related technologies, or collectively the Purdue Patents, against any Acura Settlement Product or Zyla Settlement Product (except generally in an action or interference by Acura or Zyla challenging a Purdue Patent). Acura Settlement Products and Zyla Settlement Products are certain immediate-release and extended-release products, including Oxaydo. In addition, the May 2016 Settlement Agreement provides that Purdue will not challenge, with certain exceptions, the Acura/Zyla Patents with respect to the Purdue Settlement Products (as defined below) and that Purdue provides Acura and/or Zyla certain waivers of non-patent marketing exclusivity with respect to Purdue Settlement Products.

The May 2016 Settlement Agreement also provides that Acura and Zyla will not, in the future, assert certain Acura and/or Zyla U.S. patents, or collectively the Acura/Zyla Patents, including Acura’s Aversion® Technology patents, against any Purdue Settlement Products (except generally in an action or interference by Purdue challenging an Acura/Zyla Patent). Purdue Settlement Products are certain immediate-release and extended-release products. In addition, the May 2016 Settlement Agreement provides that Acura and Zyla will not challenge, with certain exceptions, the Purdue Patents with respect to the Acura Settlement Products and Zyla Settlement Products and that Acura and Zyla provide Purdue certain waivers of non-patent marketing exclusivity with respect to the Acura Settlement Products and Zyla Settlement Products. In addition, Purdue has certain rights to negotiate to exclusively distribute an authorized generic version of certain Zyla Settlement Products, including, in some circumstances, Oxaydo® and other products using Acura’s Aversion® Technology if licensed to Zyla.

The May 2016 Settlement Agreement specifically excludes our patents related to our Impede® and Limitx™ technologies from the scope of the Acura/Zyla Patents under the May 2016 Settlement Agreement.

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

None of the plaintiffs in the lawsuits filed to date have confirmed that they ingested any of the generic metoclopramide manufactured by us. We discontinued manufacture and distribution of generic metoclopramide more than 20 years ago. All of these lawsuits have been effectively dismissed with the exception of less than ten pending Philadelphia cases that we expect will be finally dismissed without the need for any action by us. We expect that the Court will finally dismiss the small number of remaining Pennsylvania-based cases against us with prejudice by the end of the fourth quarter of 2019. Legal fees related to this matter have been covered by our insurance carrier. Based upon the current status and evaluation, we have not accrued for any potential loss related to these matters as of December 31, 2018.

ITEM 4. MINE SAFETY DISLCOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Market Prices of Common Stock

During our 2017 fiscal year and through February 22, 2017, our common stock was traded on the Nasdaq Capital Market under the symbol “ACUR”. On February 23, 2017, our common stock was delisted from the Nasdaq Capital Market due to our failure to comply with Nasdaq’s Listing Rule 5550(b)(1), which requires that we maintain $2.5 million in stockholders’ equity for continued listing (or meet the alternatives of market value of listed securities of $35 million or net income from continuing operations). NASDAQ had granted us a grace period through February 10, 2017, to regain compliance with Listing Rule 5550(b)(1), but we were unable to regain compliance within such period.

Commencing on February 23, 2017, our common stock was quoted on the OTCQB under the symbol “ACUR”, however commencing June 4, 2018 and lasting until July 2, 2018 it was quoted on the OTC Markets OTC Pink tier. The downgrade was a result of the late filing of this Annual Report on Form 10-K beyond any applicable grace periods. The Company regained compliance with the OTCQB and effective July 3, 2018 it was quoted on the OCTCB. However, commencing May 20, 2019 as a result of late filing of this Annual Report on Form 10-K our common stock has been quoted on the OTC Markets OTC Pink tier.

Set forth below for the period indicated are the high and low sales prices for our common stock in the OTC Market of OTCQB and Pink tier.

Period	Sales Prices
	High	Low
2018 Fiscal Year
First Quarter	$0.8720	$0.3600
Second Quarter	0.5720	0.2710
Third Quarter	0.3800	0.1011
Fourth Quarter	0.3400	0.0550

2019 Fiscal Year
First Quarter	$0.2900	$0.1100
Second Quarter	0.2800	0.1300

On September 12, 2019 the closing sales price of our common stock was $0.30.

Holders

There were approximately 308 holders of record of our common stock as of July 12, 2019 including approximately 82 holders who are nominees for an undetermined number of beneficial owners based upon a review of a securities position listing provided by our transfer agent in September 2017. This number, however, does not reflect the ultimate number of beneficial holders of our common stock.

Dividend Policy

The payment of cash dividends is subject to the discretion of our Board of Directors and is dependent upon many factors, including our earnings, our capital needs and our general financial condition. Historically, we have not paid any cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 are derived from our audited Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2018 and 2017 and for each of the years in the two-year period ended December 31, 2018, and the reports thereon, are included elsewhere in this Report. The selected financial information presented for our 2016, 2015 and 2014 operations and for our 2016, 2015 and 2014 balance sheets are derived from our audited Consolidated Financial Statements not presented in this Report.

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

OPERATING DATA (in thousands, except per share data)	2018	2017	2016	2015	2014
Revenues, net	$410	$2,966	$4,464	$8,587	$751
Cost and expenses:
Cost of sales	-	128	477	986	428
Research and development (1)	1,759	3,721	4,028	2,608	4,582
Selling, marketing, general and administrative (2)	2,566	4,342	6,516	8,994	7,940
Interest expense	223	596	893	1,157	1,212
Interest and investment income	-	4	60	166	198
Other income	296	-	2	3	4
Loss before provision for income taxes	(3,842)	(5,817)	(7,388)	(4,989)	(13,209)
Provision (benefit) for income taxes	-	(135)	-	-	-
Net loss applicable to common stockholders	$(3,842)	$(5,682)	$(7,388)	$(4,989)	$(13,209)

Loss per share of common stock: Basic	$(0.18)	$(0.36)	$(0.62)	$(0.46)	$(1.35)
Loss per share of common stock: Diluted	$(0.18)	$(0.36)	$(0.62)	$(0.46)	$(1.35)

Weighted average shares outstanding used in computing net loss per share: Basic	21,146	15,903	11,870	10,796	9,779
Weighted average shares outstanding used in computing net loss per share: Diluted	21,146	15,903	11,870	10,796	9,779

(1) Includes stock-based compensation expense from all types of awards of approximately $65, $140, $170, $160, and $220 for years 2018, 2017, 2016, 2015 and 2014, respectively.

(2) Includes stock-based compensation expense from all types of awards of approximately $165, $360, $450, $480 and $700 for years 2018, 2017, 2016, 2015 and 2014, respectively.

BALANCE SHEET DATA (in thousands)	2018	2017	2016	2015	2014
Working capital (deficit) (3)	$(974)	$(2,065)	$(700)	$8,391	$10,239
Total assets	2,152	4,604	8,208	16,961	16,195
Total liabilities	5,769	4,631	7,025	9,061	11,143
Accumulated deficit	(384,222)	(380,380)	(374,698)	(367,310)	(362,321)
Stockholders’ (deficit) equity	$(3,617)	$(27)	$1,183	$7,900	$5,052

(3) Excludes cash compensating balance requirement of $2,500 under the Oxford loan agreement at December 31, 2017 and 2016.

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

Company Overview

We are an innovative drug delivery company engaged in the research, development and commercialization of technologies and products intended to address safe use of medications. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Limitx Technology is being developed to minimize the risk of opioid overdose, our Aversion® Technology is intended to address methods of abuse or mitigate adverse effects associated with opioid analgesics while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine, or PSE, into methamphetamine.

Oxaydo Tablets (oxycodone HCl, CII), which utilizes the Aversion Technology, is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (now known as Zyla Life Sciences or Zyla), or collectively Zyla, pursuant to which we exclusively licensed to Zyla worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the U. S. Food and Drug Administration, or FDA, for marketing in the United States in 5mg and 7.5mg strengths. Zyla launched Oxaydo in the United States late in the third quarter of 2015.

We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. We have a third pseudoephedrine product in development utilizing our Impede Technology. On March 16, 2017, we and MainPointe Pharmaceuticals, LLC, or MainPointe, entered into a License, Commercialization and Option Agreement, or the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede Technology in the U.S. and Canada to commercialize our Nexafed products (MainPointe has an option to license other Impede Technology following termination of the Bayer Agreement). The MainPointe Agreement also grants MainPointe the option to expand the licensed territory to the European Union, Japan and South Korea and to add additional pseudoephedrine-containing products utilizing our Impede Technology. MainPointe is controlled by Mr. Schutte, who became our largest shareholder pursuant to a private placement completed in July 2017 and became a creditor in May 2018.

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

Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidently or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. We have completed four clinical studies of various product formulations utilizing the Limitx Technology which have demonstrated proof-of-concept for the Limitx Technology and will allow us to advance a product to development for a New Drug Application, or NDA. Studies AP-LTX-400, or Study 400, and Study AP-LTX-401, or Study 401, both utilizing our LTX-04 hydromorphone formulation demonstrated the mean maximum drug concentration, or Cmax, was reduced in healthy fasted adult subjects by 50% to 65% when excessive buffer levels were ingested, or a situation consistent with the over-ingestion of tablets. Study AP-LTX-301, or Study 301, the results for which were announced in January 2018, demonstrated drug Cmax from LTX-03, a Limitx hydrocodone bitartrate and acetaminophen combination product, in healthy adult fasted subjects trended toward bioequivalence in test formulations A through E while showed an increasing reduction in Cmax for formulations F through H; in which formulations A though H had increasing incremental amounts of buffer starting with no buffer in formulation A. We believe the results of Study 301 demonstrated that LTX-03 is a formulation that optimizes the balance between effective blood levels of drug for pain relief at a single tablet dose while retarding bioavailability of drug when multiple tablets are ingested. We submitted an Investigational New Drug Application, or IND, for LTX-03 to the FDA in the first quarter of 2018 in order to advance to NDA development, which became effective in April 2018. The FDA has designated the development program for LTX-04 as Fast Track, which is designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. However, we intend to advance LTX-03, which combines the hydrocodone micro-particles, acetaminophen and buffer ingredients into a single tablet, as our lead Limitx product candidate due to its larger market size and its known prevalence of oral excessive tablet abuse. We have voluntarily placed the IND for LTX-04 on inactive status

On June 28, 2019, we entered into License, Development and Commercialization Agreement with Abuse Deterrent Pharma, LLC, a Kentucky limited liability company (“AD Pharma”), a special purpose company organized by investors that will finance Acura’s operations and completion of development of LTX-03. The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03.

Company’s Present Financial Condition

At December 31, 2018, we had cash of $91 thousand compared to $2.2 million of cash and cash equivalents at December 31, 2017. We had an accumulated deficit of approximately $384.2 million and $380.4 million at December 31, 2018 and December 31, 2017, respectively. We had a loss from operations of $3.9 million and a net loss of $3.8 million for the year ended December 31, 2018, compared to a loss from operations of $5.2 million and a net loss of $5.7 million for the year ended December 31, 2017.

On June 28, 2019, we entered into License, Development and Commercialization Agreement (the "Agreement") with Abuse Deterrent Pharma, LLC. The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include monthly license payments by AD Pharma of $350,000 up to the earlier of 18 months or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03 and reimbursement by AD Pharma of Acura’s LTX-03 outside development expenses. Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones. However, if the NDA application for LTX-03 is not accepted by the FDA within 18 months, AD Pharma may terminate the Agreement and take ownership of the intellectual property.

Our losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and sales, marketing and general corporate expenses. Research and development activities include costs of pre-clinical studies, clinical trials, and clinical trial product supplies associated with our product candidates as well as cost sharing expenses of line extension studies and post-marketing studies under the Zyla Agreement. Sales and marketing expenses include costs associated with the Nexafed product line advertising incurred prior to our entering into the MainPointe Agreement on March 16, 2017, salaries and other personnel-related costs include the stock-based compensation associated with stock options and restricted stock units granted to employees and non-employee directors.

Results of Operations for the Years Ended December 31, 2018 and 2017.

	December 31
	2018	2017	Change
	$000’s		$000’s	Percent
Revenues:
License fee revenue	$-	$2,500	$(2,500)	(100)%
Collaboration revenue	-	59	(59)	(100)
Royalty revenue	410	300	110	37
Product sales, net	-	107	(107)	(100)
Total revenues, net	410	2,966	(2,556)	(86)

Cost and expenses:
Cost of sales	-	128	(128)	(100)
Research and development	1,759	3,721	(1,962)	(53)
Selling, marketing, general and administrative	2,566	4,342	(1.776)	(41)
Total cost and expenses	4,325	8,191	(3,866)	(47)
Operating loss	(3,915)	(5,225)	(1,310)	(25)

Non-Operating income (expense):
Interest expense, net	(223)	(592)	(369)	(63)
Gain on debt extinguishment	296	-	296	100
Total other income (expense), net	73	(592)	665	112

Loss before provision for income taxes	(3,842)	(5,817)	(1,975)	(34)
Provision (benefit) for income taxes	-	(135)	(135)	(100)
Net loss	$(3,842)	$(5,682)	$(1,840)	(32)%

Revenues

License Fees

In March 2017, MainPointe Pharmaceuticals LLC paid us a licensing fee of $2.5 million under our collaboration and license agreement with it pursuant to which we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed products in the U.S. and Canada.

Collaboration Revenue

Collaboration revenue is derived from research and development services we perform under various license and development agreements. We recognized $59 thousand of collaboration revenue during the year ended 2017. We are not currently providing research and development services under any of our license agreements.

Royalty Revenue

In connection with our license agreement with Zyla for Oxaydo Tablets, we earn a royalty based on product net sales. Zyla’s first commercial sale of Oxaydo occurred in October 2015. We recognized $386 thousand and $281 thousand of royalty revenue from Oxaydo during the years ended 2018 and 2017, respectively.

In connection with our license agreement with MainPointe for our Nexafed product line, we earn a royalty based on product net sales. MainPointe’s first commercial sale of Nexafed occurred in March 2017. We recognized $20 thousand and $19 thousand of royalty revenue from Nexafed during 2018 and 2017, respectively.

Net Product Sales

We recorded $107 thousand of net product sales for 2017 prior to licensing the Nexafed product line to MainPointe in March 2017.

Cost and Expenses

Cost of Sales

We recorded $128 thousand of cost of sales on Nexafed product sales for 2017 prior to licensing the Nexafed product line to MainPointe in March 2017.

Research and Development

Research and development expense (“R&D”) for 2018 and 2017 was on our Limitx Technology and Impede Technology development activity and may include, among other items, costs of preclinical and non-clinical internal and external activities, clinical study trials, clinical supplies and its related formulation and design costs, salaries and other personnel related expenses of our employees, our facility costs, and a percentage share of selected cost sharing expenses under the license agreement with Zyla. For the year 2017 there is $86 thousand of cost sharing expenses from clinical studies for product line extensions (additional strengths) on Oxaydo; and $118 thousand of potential cost sharing expenses for a future FDA required post-marketing study on Oxaydo. There were no cost sharing expenses for product line extension clinical studies in 2018. During the fourth quarter 2018 we determined it was more likely than not that we would not incur cost sharing expenses for a future post-marketing study and therefore, reduced our potential accrued liability to $0 which was a benefit to R&D expense of $237 thousand. Also included in each of 2018 and 2017 year end results are share-based compensation expenses of approximately $65 thousand and $140 thousand, respectively. Excluding share-based compensation expense, our R&D expenses decreased approximately $1.9 million between reporting periods. During 2017 we completed Study AP-LTX-401 and Study AP-LTX-300 and substantially completed our Study AP-LTX-301. During 2018 we did complete Study AP-LTX-301 but performed no additional clinical studies. We commenced the scale-up of the commercial manufacturing process in the second quarter of 2018 as to-be-marketed formulations are required for all NDA development work but was suspended during the fourth quarter of 2018. We resumed the scale-up activities effective with the licensing of LTX-03 on June 28, 2019.

General, Administrative, Selling and Marketing

In March 2017, we licensed the Nexafed product line to MainPointe and therefore we did not have any selling or marketing expenses in 2018. During 2017 we had limited selling and marketing expenses which was associated with advertising and marketing activities on the Nexafed product line prior to the licensing to MainPointe. Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the 2018 and 2017 results are share-based compensation expenses of approximately $165 thousand and $360 thousand, respectively. Excluding the share-based compensation expense our selling, marketing, general and administrative expenses decreased by approximately $1.6 million between reporting periods, resulting primarily from the elimination of advertising and marketing activities on the Nexafed product line as well as decreases in patent and general legal activities.

Non-Operating Expense

During the years ended 2018 and 2017, non-operating expense consisted principally of interest expense on our term loans.

Income Taxes

Our results for 2018 and 2017 include no federal or state income tax benefit provisions due to 100% allowances placed against our deferred tax assets for the uncertainty of their future utilization. As a result of the Tax Cuts and Jobs Act of 2017, the $135 thousand Federal alternative minimum taxes we paid in a prior year is refundable to the Company in prescribed percentages and time periods beginning with our tax year ended December 31, 2018. In July 2019 we received the prescribed $67 thousand refund.

Liquidity and Capital Resources

At December 31, 2018, we had cash of $91 thousand. As of September 12, 2019 our cash balance was approximately $750 thousand. Additionally, the License, Development and Commercialization Agreement dated June 28, 2019 (the “Agreement”) requires AD Pharma to pay us monthly license payments of $350,000 from July 2019 through November 2020 and pay all outside development costs for LTX-03.

However, the Agreement allows AD Pharma to terminate the Agreement “for convenience”. Should AD Pharma exercise their right to terminate the Agreement, we would need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. In light of AD Pharma’s right to terminate the Agreement “upon convenience”, our independent auditors have included in their report relating to our 2018 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern.

Also, the required monthly license payments by AD Pharma cease at November 2020 at which time the Company will need to have additional capital to fund operations until such time as LTX-03 is approved and royalty payments commence. To fund further operations beyond December 2020, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies or explore a variety of capital raising and other transactions to provide additional funding. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, there will be substantial doubt about the Company’s ability to continue as a going concern and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

Our future sources of revenue, if any, will be derived from licensing fees, milestone payments and royalties under the AD Pharma Agreement, the Zyla Agreement, the KemPharm Agreement, the MainPointe Agreement and similar agreements which we may enter into for our Limitx products in development with other pharmaceutical company partners, for which there can be no assurance.

The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to the development and commercialization of our product candidates.

Cash Flows

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our cash flows for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended
	December 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(3,908)	(4,510)
Investing activities	-	309
Financing activities	1,779	1,240
Net decrease in cash and cash equivalents	$(2,129)	(2,961)

Cash Flows from Operating Activities

Net cash used in operating activities was $3.9 million for the year ended December 31, 2018 and consisted primarily of a net loss of $3.8 million, capitalized debt discount of $172 thousand and a gain of the debt extinguishment of $296 thousand. This net loss was partially offset by non-cash items such as $218 thousand in share-based compensation expense, $87 thousand of debt discount and debt issue cost amortization expense, $73 thousand of depreciation expense, and $207 thousand of intangible asset amortization expense with $183 thousand in net cash outflows from changes in operating assets and liabilities. Cash outflows from changes in operating assets and liabilities of $896 thousand were primarily due to $66 thousand increase in royalty receivable and $830 thousand decreases in both accrued interest and accrued expenses. These cash outflows were partially offset by a $109 thousand decrease in prepaid expenses and other current assets and increase of $604 in accounts payable.

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

Cash Flows from Investing Activities

We had no investing activities for the year ended December 31, 2018.

Net cash provided by investing activities for the year ended December 31, 2017 was 309 thousand and consisted of $103 thousand and $206 thousand from the transfer of equipment and inventory, respectively, under Nexafed license agreement we completed in March 2017.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.8 million for the year ended December 31, 2018 and consisted of the $4.350 million net proceeds from loans provided by Mr. Schutte partially offset by $2.6 million principal repayments and debt retirement on the loan we had with Oxford.

Net cash provided by financing activities was $1.2 million for the year ended December 31, 2017 and consisted of the $4.0 million net proceeds from the issuance of common stock to Mr. Schutte in July 2017, partially offset by $2.8 million of repayments against the loan we had with Oxford Finance LLC.

Contractual Obligations and Commitments

The following table presents our expected cash payments on contractual obligations outstanding as of December 31, 2018:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment agreements (1)	$350	$350	$-	$-	$-
RSU awards	11	11	-	-	-
Related party debt interest	419	-	419	-	-
Related party debt principal	4,350	-	4,350	-	-
Total	$5,130	$361	$4,769	$-	$-

(1) reflects the temporary reduction of salaries. Under employment agreements with Mr. Jones and Mr. Clemens, their salaries are $392 and $286, respectively.

Fully Paid Term Loan with Oxford Finance LLC due December 1, 2018

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

The full principal amount of the Term Loan was funded on December 27, 2013. The Term Loan accrued interest at an effective rate of 10.16% per annum (with a default rate of 13.35% per annum). We were required to make monthly interest−only payments until April 1, 2015 and starting on April 1, 2015, we were required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through the maturity date of December 1, 2018. As security for our obligations under the Loan Agreement, we granted Oxford a security interest in substantially all of our existing and after−acquired assets, exclusive of intellectual property assets. Pursuant to the Loan Agreement, we were not allowed to pledge our intellectual property assets to others. In October 2018 the debt outstanding under the Oxford Loan Agreement was settled and paid in full out of proceeds from a loan from Mr. Schutte

Related Party Loans from Mr. Schutte

We have borrowed an aggregate of $4.350 million as of December 31, 2018 (and additional amounts aggregating $1.65 million (including accrued interest) during the period January 1, 2019 thru June 28, 2019) from Mr. Schutte, a related-party, and issued various promissory notes (the Schutte Notes), aggregating that principal amount to him. The Schutte Notes bear interest at prime plus 2.0%, and mature on January 2, 2020, at which time all principal and interest is due. The events of default under the Schutte Notes are limited to bankruptcy defaults and failure to pay interest and principal when due on January 2, 2020.

Included in the $6.0 million in promissory notes outstanding from Mr. Schutte at June 28, 2019 is a borrowing of $1.8 million completed on October 5, 2018 where we used $1.5 million of these loan proceeds to settle and pay-off the debt outstanding under the Oxford Loan Agreement and therefore, all our assets are pledged as collateral under the Schutte Notes, including our intellectual property.

At June 28, 2019, we entered into a Promissory Note with Mr. Schutte that consolidated existing promissory notes into a single note for $6.0 million (after including accrued interest). To secure our performance of our obligations under the Note, we granted Mr. Schutte a security interest in all of our assets. Terms of the consolidated Note provide for a July 1, 2023 maturity date rather than the previous maturity date of January 2, 2020, interest at fixed rate of 7.5% per annum with all payments of principle and interest deferred to maturity. The Note is convertible into Acura common stock at $0.16 per share. As additional consideration, Mr. Schutte received a warrant to purchase 10 million shares of the Company’s common stock at a price of $0.01 per shares.

With our consent, Mr. Schutte assigned and transferred to Abuse Deterrent Pharma, LLC (“AD Pharma”) all of his right, title and interest in this Note, its associated Security Agreement and the Warrant to purchase 10.0 million common shares of our stock, effective June 28, 2019. Mr. Schutte is an investor in AD Pharma.

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

The Company may enter into license and collaboration agreements which contain a single performance obligation or may contain multiple performance obligations. Those which contain multiple performance obligations will require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. These license and collaboration agreements may contain customer options for the license of additional products and territories. The options in the agreement may need to be evaluated to determine the option’s standalone selling prices. Some of the license and collaboration agreements may contain a license to the technology as well as licenses to tradenames or trademarks. The licenses to the tradenames or trademarks will need to be evaluated in context of the entire contract. The commercial sales-based milestones and sales royalties earned under the license and collaboration agreements are recorded in the period of the related sales by the licensee.

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance against deferred income tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At December 31, 2018, 100% of the remaining deferred income tax assets are offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and a benefit from income taxes in such period would be recognized.

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

Capital Expenditures

We did not have any capital expenditures during 2018 or 2017.

Impact of Inflation

We believe that inflation did not have a material impact on our operations for the periods reported.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we may invest in may be subject to market risk. Our primary objective in our cash management activities is to preserve principal while at the same time maximizing income we receive from our investments. A change in the prevailing interest rates may cause the principal amount of the investments to fluctuate. As of December 31, 2018, we had no investments in marketable securities or holdings of derivative financial and commodity instruments.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the Fourth Quarter 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of our directors, executive officers and key employees as of March 30, 2019 are as follows:

Name	Age	Position
Robert B. Jones	60	President, Chief Executive Officer and Director
Peter A. Clemens	66	Senior Vice President, Chief Financial Officer and Secretary
Albert W. Brzeczko, Ph.D.	62	Vice President, Pharmaceutical Sciences
Robert A. Seiser	55	Vice President, Treasurer, and Corporate Controller
James F. Emigh	63	Vice President of Corporate Development
Bruce F. Wesson(1) (2) (3)	76	Director
William G. Skelly(1)(2) (3)	68	Director
Immanuel Thangaraj(2)	48	Director
George K. Ross(1) (3)	77	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of strategic transaction committee.

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

Peter A. Clemens has been Senior Vice President, Chief Financial Officer and Secretary since April 2004. Mr. Clemens was our Vice President, Chief Financial Officer and Secretary from February 1998 to March 2004 and a member of our Board of Directors from June, 1998 to August, 2004. Mr. Clemens is Certified Public Accountant (Inactive) and earned a Bachelor of Business Administration degree from the University of Notre Dame and a Masters of Business Administration from Indiana University.

Albert W. Brzeczko, Ph.D., has been Vice President, Pharmaceutical Sciences, of APT since January 2019 and has been Vice President, Technical Affairs of APT from February 2009 through 2018. From 1999 through 2009, Dr. Brzeczko was Vice President, Global Pharma New Product Development and Pharma Technologies for International Specialty Products, Inc., a contract services group specializing in the development of technologies for the bioenhancement of poorly soluble drugs. Prior to 1999, Dr. Brzeczko held various positions of increasing responsibility in pharmaceutical product development with UPM Pharmaceuticals, Banner Pharmacaps, Mylan Laboratories, and DuPont Merck. Dr. Brzeczko received a Bachelor of Science degree in biochemistry and a Ph.D. in pharmaceutical sciences from the University of Maryland.

Robert A. Seiser has been a Vice President, Treasurer and Corporate Controller since April 2004. Mr. Seiser joined us in March 1998 as our Treasurer and Corporate Controller. Mr. Seiser is a Certified Public Accountant (Inactive) and earned a Bachelor of Business Administration degree from Loyola University of Chicago.

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

Immanuel Thangaraj has been a member of our Board of Directors since December 2002. Mr. Thangaraj has been a Managing Director of Essex Woodlands Health Ventures, a venture capital firm specializing in the healthcare industry, since 1997.  Prior to joining Essex Woodlands Health Ventures, he helped establish a telecommunication services company, for which he served as its CEO. Mr. Thangaraj holds a Bachelor of Arts and a Masters in Business Administration from the University of Chicago.

George K. Ross has been a member of our Board of Directors since January, 2008. Since April 2002, Mr. Ross has been a consultant to early stage businesses and a financial investor. From April 1, 2015 until its sale in March 2017, Mr. Ross was an advisor to GP Shopper LLC, a provider of mobile solutions for retail and brands. From July 2005 through December 2010 he served as Executive Director, Foundations and Partnerships for World Vision U.S. in New York City. His business career has included senior financial officer and board member positions with both public and private companies in diverse industries. Mr. Ross was Executive Vice President and Chief Financial Officer and a board member of Tier Technologies Inc. from February 1997 to January 2000, which became a public company during this period. Mr. Ross is a Certified Public Accountant (Inactive) and earned a Bachelor of Arts degree from Ohio Wesleyan University and a Masters of Business Administration from Ohio State University.

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

Director Independence

Our shares of common stock were listed on The NASDAQ Capital Market until February 22, 2017 and were quoted on the OTCQB market until June 4, 2018. From June 4, 2018 through July 2, 2018 our stock was quoted on the OTC Markets OTC Pink Tier, when we regained compliance with the OTCQB market and resumed quotation on the OTCQB market on July 3, 2018. Since May 20, 2019 our stock has been quoted on the OTC Markets OTC Pink Tier due to our failure to comply with the filing deadline for our 2018 Form 10K. It is our intent to remedy this non-compliance during the 3rd quarter of 2019. In 2016 we were subject to the Nasdaq Stock Market independence standards and we continue to follow those standards in determining whether a director is independent for Board or Committee purposes. Under the rules of The NASDAQ Stock Market, which we were subject to until February 22, 2017, independent directors must comprise a majority of our Board of Directors. In addition, the rules of The NASDAQ Stock Market require that, subject to specified exceptions, each member of the Audit and Compensation Committees of our Board of Directors be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or Exchange Act. Under the rules of The Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Corporate Governance

Our Board of Directors has established an Audit Committee, a Compensation Committee, a Strategic Transaction Committee, and a Nominating Committee. Our Audit Committee and our Compensation Committee operate under written charters approved by our Board of Directors, copies of which are available on our website and will be made available in print to any shareholder who requests it. Currently, our entire Board serves as our Nominating Committee. A brief description of these committees is provided below.

Audit Committee

The Audit Committee is composed of Mr. Ross, Chairman, and Messrs. Wesson and Skelly. The Audit Committee is responsible for selecting the Company’s registered independent public accounting firm, approving the audit fee payable to the auditors, working with independent auditors and other corporate officials, reviewing the scope and results of the audit by, and the recommendations of, our independent auditors, approving the services provided by the auditors, reviewing our financial statements and reporting on the results of the audits to the Board, reviewing our insurance coverage, financial controls and filings with the SEC, including, meeting quarterly prior to the filing of our quarterly and annual reports containing financial statements filed with the SEC, and submitting to the Board its recommendations relating to our financial reporting, accounting practices and policies and financial, accounting and operational controls.

In assessing the independence of the Audit Committee in 2018, our Board reviewed and analyzed the standards for independence provided in NASDAQ Marketplace Rule 5605 and applicable SEC regulations. Based on this analysis, our Board has determined that each of Messrs. Ross, Wesson and Skelly satisfies such standards for independence. Our Board also determined that Mr. Ross is a “financial expert” as provided in NASDAQ Marketplace Rule 5605(c)(3) and SEC regulations.

Compensation Committee

The Compensation Committee is composed of Mr. Skelly, Chairman, and Messrs. Wesson and Thangaraj. This committee is responsible for consulting with and making recommendations to the Board of Directors about executive and director compensation and compensation of employees. In 2016 the Compensation Committee retained the Hay Group, an independent compensation consulting firm, to assist in evaluating stock option and other incentives for our executive officers and other employees. The retention of the Hay Group was not recommended by management.

Our Board determined that each of Messrs. Skelly, Wesson and Thangaraj were independent directors under the Nasdaq Marketplace Rules. The Board has also determined that each of Messrs. Skelly, Thangaraj and Wesson meet the more stringent independence standards for compensation committees imposed under NASDAQ Rule 5605(d)(2)(A).

Strategic Transaction Committee

The Strategic Transaction Committee is composed of Messrs. Ross, Wesson and Skelly. The Strategic Transaction Committee reviews, evaluates and recommends to the Board, for the Board’s evaluation and determination, potential acquisitions, divestitures, capital raising transactions, joint ventures and strategic alliances, and licensing and collaboration transactions. All members of this Committee are considered by our Board as independent directors. The Strategic Transaction Committee does not have a Chairman.

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

The experience, qualifications, attributes or skills that led the Board to conclude that the current board members should serve are: (i) their pharmaceutical industry and senior level management experience in the case of Messrs. Jones, Skelly, and Wesson; (ii) financial and senior level management expertise in the case of Mr. Ross, and (iii) their experience in overseeing management as principals of private equity firms in the case of Messrs. Wesson, and Thangaraj. Although our Certificate of Incorporation provides for a maximum of 11 directors, in accordance with the terms of a Second Amended and Restated Voting Agreement dated as of July 24, 2017 executed by us, Mr. Schutte (“Schutte”), and Essex Woodlands Health Ventures V, L.P. (“Essex”), (the “Second Amended and Restated Voting Agreement”), we have agreed that the Board of Directors shall be comprised of not more than seven members (or such greater number that is required to assure that we have a majority of independent directors after giving effect to the various designation rights described herein), one of whom shall be the designee of Schutte, one of whom shall be the designee of Essex, one of whom is our Chief Executive Officer and three of whom are independent directors. Mr. Thangaraj serves as the designee of Essex. The Second Amended and Restated Voting Agreement provides that each of Schutte’s, and Essex’s right to designate one director will terminate when it or its affiliates (determined separately for each of Schutte and Essex) fail to hold at least 600,000 shares of our common stock (or warrants exercisable for such shares). The Board is required to nominate an independent director upon forfeiture of a designation right. Mr. Schutte has not designated a nominee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive officers, and persons who own beneficially more than ten percent (10%) of our common stock, to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports received by us and on written representations from reporting persons, we believe that our Directors, executive officers and greater than ten percent (10%) beneficial owners of our common stock complied with all Section 16(a) filing requirements during the year ended December 31, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table and Discussion of Employment and Incentive Arrangements

The following table sets forth a summary of the compensation paid by us for services rendered in all capacities to us during each of the two fiscal years ended December 31, 2018, to our Chief Executive Officer, and the two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year (collectively, the “2018 named executive officers”) whose total annual compensation for 2018 exceeded $100,000:

Name and Principal Position	Year	Salary(3) ($)	Bonus ($)	RSU Stock Awards(1) ($)	Stock Option Awards(2) ($)	Non-equity incentive plan compensation ($)	Total ($)
Robert B. Jones,	2018	273,000	—	21,150	4,750	—	298,900
President and CEO	2017	393,000	—	13,530	14,617	—	421,147
Peter A. Clemens	2018	220,000	—	16,920	3,800	—	240,720
SVP & CFO	2017	286,000	20,000	9,240	10,574	—	325,814
Albert W. Brzeczko	2018	257,000	—	14,382	13,230	—	284,612
VP, Pharmaceutical Sciences of Acura Pharmaceutical Technologies, Inc.	2017	291,000	—	9,240	10,885	—	311,125

(1) The RSU Stock Award grant date fair values are computed in accordance with FASB ASC Topic 718. The 2017 values represent (A) our last sale price of $0.3401 on 12/11/2017 less $.01 par value multiplied by (B) the number of shares underlying RSUs (41,000, 28,000 and 28,000, in the case of Messrs. Jones, Clemens and Brzeczko, respectively). The 2018 values represent (A) our last sale price of $0.1510 on 12/11/2018 less $.01 par value multiplied by (B) the number of shares underlying RSUs (150,000, 120,000 and 102,000, in the case of Messrs. Jones, Clemens and Brzeczko, respectively).

(2) The Stock Option grant date fair values are computed in accordance with FASB ASC Topic 718. The 2017 values represent (A) the computed grant date fair value of the option of $0.3110 multiplied by (B) the number of underlying option shares (47,000, 34,000, and 35,000, in the case of Messrs. Jones, Clemens and Brzeczko, respectively). To calculate 2017 grant date fair value, we considered an assumed risk free interest rate of 1.8% and a historical volatility percentage for our common stock of 88%, with an expected divided yield of 0%, an expected term of 5 years, and the option exercise price of $0.45. The 2018 values represent (A) the computed grant date fair value of the option of $0.0950 multiplied by (B) the number of underlying option shares (50,000, 40,000, and 34,000, in the case of Messrs. Jones, Clemens and Brzeczko, respectively). To calculate the 2018 grant date fair value, we considered an assumed risk free interest rate of 2.8% and a historical volatility percentage for our common stock of 76%, with an expected divided yield of 0%, an expected term of 5 years, and the option exercise price of $0.1510.

(3) Salary of $273,000, $220,000, and $257,000 for Messrs. Jones, Clemens and Brzeczko, respectively reflects impact of temporary salary reductions in 2018. The current base salary is $150,000, $200,000 and $220,000 for Messrs. Jones, Clemens and Brzeczko, respectively.

Other Compensatory Arrangements

Our executive officers participate in medical, dental, life and disability insurance plans provided to all of our employees.

Bonus/Non-Equity Incentive Plan

Each of Messrs. Jones, Clemens and Brzeczko are eligible for annual bonuses. Each of Mr. Jones’ and Mr. Clemens’ bonuses are weighted 100% to achievement of organizational goals, while the bonuses for other employees, including for Dr. Brzeczko are weighted 50% to the achievement of organizational goals and 50% to the achievement of individual goals. Amounts paid are reflected in the “Non-equity Incentive Compensation” column of the Summary Compensation Table and there were no amounts paid for 2017 nor 2018.

Material organizational goals for 2019 include completing a strategic transaction, partnership or financings to maximize value to the Company’s shareholders and debt holder, advance commercial manufacturing scale-up of LTX-03, execute clinical studies for LTX-03, maintain compliance with SOX and successfully manage our intellectual property.

Material organizational goals for 2018 included conducting clinical trials on our LTX-03 compound, complete ongoing development using Impede Technology, executing strategic transaction, partnership or financings to maximize value to the Company’s shareholders and debt holder, compliance with SOX and successfully managing our intellectual property. The Compensation Committee determined that 20% of the organizational goals were met in 2018 principally due to our need to preserve cash. No bonuses were paid to the 2018 named executive officers.

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

Employment Agreements

Robert B. Jones commenced employment with us on April 7, 2008 pursuant to an Employment Agreement dated March 18, 2008 as our Senior Vice President and Chief Operating Officer. On April 28, 2011, Mr. Jones was appointed our Interim President and Chief Executive Officer. On July 7, 2011, Mr. Jones was named President and Chief Executive Officer. Mr. Jones’ annual salary is $150,000 (a temporary reduction from his salary under the Employment Agreement of $392,000 because of our need to preserve cash). The term of the Employment Agreement is currently scheduled to expire December 31, 2019, and provides for automatic one year renewals in the absence of written notice to the contrary from us (which would give Mr. Jones the right to terminate his employment for Good Reason) or Mr. Jones at least ninety days prior to the expiration of the initial term or any subsequent renewal period. Pursuant to the Employment Agreement Mr. Jones is eligible for annual bonuses of up to 100% of his base salary on the achievement of such targets, conditions, or parameters as may be set from time to time by the Board of Directors or the Compensation Committee of the Board of Directors. In 2017 and 2018, Mr. Jones did not receive a bonus.

On December 11, 2014, December 10, 2015, December 8, 2016, August 9, 2017 and December 11, 2018, we granted Mr. Jones stock options to purchase 50,400 shares, 70,000 shares, 47,000 shares, 47,000 shares and 50,000 shares of our common stock, respectively, in each case exercisable at the fair market value of our common stock at the date of grant and vesting in equal installments over 24 months, except that the August 9, 2017 grant vested in one installment on August 9, 2018; and the December 11, 2018 grant will vest in one installment on December 11, 2019 (in each case, subject to earlier exercisability as set forth in the table below entitled “Events Affecting Stock Option Vesting and Exercise”). “Fair market value” is the closing price for a share of the common stock on the exchange or quotation system which reports or quotes the closing prices for a share of the common stock (or alternate methodologies if no such quote is available).

On December 11, 2017 and December 11, 2018, we granted Mr. Jones 41,000 and 150,000 Restricted Stock Units exchangeable for shares of the Company’s common stock on a 1-for-1 basis after payment of $.01 par value per share, respectively. The 41,000 Restricted Stock Units vested on December 11, 2018. The 150,000 Restricted Stock Units will vest on December 11, 2019 or earlier if Mr. Jones’ service as an employee is terminated by us without Cause (as defined in the 2017 Restricted Stock Unit Award Plan) or due to his death or Disability (as defined in the 2017 Restricted Stock Unit Award Plan) or a qualifying change of control occurs. Distributions in respect of such vested Restricted Stock Units will be made in three equal installments, and in the case of the December 11, 2017 grant, will occur on the first business day of each of January 2020, 2021, and 2022, and in the case of the December 11, 2018 grant, will occur on the first business day of each of January 2021, 2022, and 2023, or earlier upon a qualifying change of control which also meets certain criteria of Section 409A of the Internal Revenue Code.

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

Peter A. Clemens is employed pursuant to an Employment Agreement effective as of March 10, 1998, as amended, which provides that Mr. Clemens will serve as our Senior Vice President and Chief Financial Officer for a term currently scheduled to expire December 31, 2019, and provides for automatic one year renewals in the absence of written notice to the contrary from the Company or Mr. Clemens at least ninety (90) days prior to the expiration of any renewal period. Pursuant to a 2008 amendment to the Employment Agreement, our non-renewal of the Employment Agreement is considered as a termination without Cause for all purposes under the Employment Agreement. Mr. Clemens’ annual salary is $200,000 (a temporary reduction from his salary under the Employment Agreement of $286,000 because of our need to preserve cash). His maximum bonus under our bonus plan is 70% of base salary. Mr. Clemens’ bonus is based on the achievement of such targets, conditions, or parameters as may be set from time to time by the Board of Directors or the Compensation Committee of the Board of Directors. On August 9, 2017 we granted Mr. Clemens a special bonus outside the bonus plan of $20,000 for his efforts in the negotiation and closing of our July 2017 private equity financing.

On December 11, 2014, December 10, 2015, December 8, 2016 August 9, 2017 and December 11, 2018 we granted Mr. Clemens options to purchase 36,000 shares, 50,000 shares, 34,000 shares, 34,000 shares and 40,000 shares of our common stock, respectively, in each case at an exercise price equal to the fair market value of our common stock at the date of grant and vesting in equal installments over 24 months, except that the August 9, 2017 grant vested in one installment on August 9, 2018; and the December 11, 2018 grant will vest in one installment on December 11, 2019 (in each case, subject to earlier exercisability as set forth in the table below entitled “Events Affecting Stock Option Vesting and Exercise”). “Fair market value” is the closing price for a share of the common stock on the exchange or quotation system which reports or quotes the closing prices for a share of the common stock (or alternate methodologies if no such quote is available).

On December 11, 2017 and December 11, 2018, we granted Mr. Clemens 28,000 and 120,000 Restricted Stock Units, respectively, exchangeable for shares of the Company’s common stock on a 1-for-1 basis shares after payment of $.01 par value per share. The 28,000 Restricted Stock Units vested on December 11, 2018. The 120,000 Restricted Stock Units will vest on December 11, 2019 or earlier if Mr. Clemens’ service as an employee is terminated by us without Cause (as defined in the 2017 Restricted Stock Unit Award Plan) or due to his death or Disability (as defined in the 2017 Restricted Stock Unit Award Plan) or a qualifying change of control occurs. Distributions in respect of such vested Restricted Stock Units will be made in three equal installments, and in the case of the December 11, 2017 grant, will occur on the first business day of each of January 2020, 2021, and 2022, and in the case of the December 11, 2018 grant, will occur on the first business day of each of January 2021, 2022, and 2023, or earlier upon a qualifying change of control which also meets certain criteria of Section 409A of the Internal Revenue Code.

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

Dr. Brzeczko is not party to an employment agreement. Dr. Brzeczko was hired pursuant to an offer letter pursuant to which he received a $40,000 signing bonus and commencing 2016 and thereafter, is eligible for annual bonuses of up to 50% of his base salary (increased from 35% in effect during 2015). Dr. Brzeczko’s bonus is based on the achievement of such targets, conditions, or parameters as may be set from time to time by the Board of Directors or the Compensation Committee of the Board of Directors. In 2017 and 2018 he received no bonus.

Upon commencement of his employment on February 9, 2009, Dr. Brzeczko received 4,800 RSUs vesting in equal installments over 24 months, and stock options exercisable for 19,200 shares of common stock vesting in equal installments over 24 months. Dr. Brzeczko’s annual salary is $220,000 (a temporary reduction from his salary of $291,000 because of our need to preserve cash). Dr. Brzeczko is eligible for and over the years of his employment, Dr. Brzeczko has received annual option grants.

On December 8, 2016 August 9, 2017 and December 11, 2018 we granted Dr. Brzeczko options to purchase 35,000 shares, 35,000 shares, 35,000 shares, and 34,000 shares of our common stock, respectively, in each case at an exercise price equal to the fair market value of our common stock at the date of grant and vesting in equal installments over 24 months, except that the August 9, 2017 grant vested in one installment on August 9, 2018; and the December 11, 2018 grant will vest in one installment on December 11, 2019 (in each case, subject to earlier exercisability as set forth in the table below entitled “Events Affecting Stock Option Vesting and Exercise”). “Fair market value” is the closing price for a share of the common stock on the exchange or quotation system which reports or quotes the closing prices for a share of the common stock (or alternate methodologies if no such quote is available).

On December 11, 2017 and December 11, 2018, we granted Dr. Brzeczko 28,000 and 102,000 Restricted Stock Units exchangeable for shares of the Company’s common stock on a 1-for-1 basis after payment of $.01 par value per share, respectively. The 28,000 Restricted Stock Units vested on December 11, 2018. The 102,000 Restricted Stock Units will vest on December 11, 2019 or earlier if Dr. Brzeczko’s service as an employee is terminated by us without Cause (as defined in the 2017 Restricted Stock Unit Award Plan) or due to his death or Disability (as defined in the 2017 Restricted Stock Unit Award Plan) or a qualifying change of control occurs. Distributions in respect of such vested Restricted Stock Units will be made in three equal installments, and in the case of the December 11, 2017 grant, will occur on the first business day of each of January 2020, 2021, and 2022, and in the case of the December 11, 2018 grant, will occur on the first business day of each of January 2021, 2022, and 2023, or earlier upon a qualifying change of control which also meets certain criteria of Section 409A of the Internal Revenue Code.

Stock Option Plans

We maintain two stock option plans adopted in 2008 and 2016, respectively. Our option plans are administered by the Board of Directors. The Board of Directors selects the employees, directors and consultants to be granted options under the plans and, subject to the provisions of each plan, determines the terms and conditions and number of shares subject to each option. Any of our employees or employees of our subsidiary are eligible to receive incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, or the Code (“ISOs”). Non-qualified stock options may be granted to employees as well as non-employee directors and consultants under the plans as determined by the Board. Any person who has been granted an option may, if they are otherwise eligible, be granted an additional option or options.

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

The 2008 Stock Option Plan

The Company’s 2008 Stock Option Plan was adopted by the Board of Directors on March 14, 2008 and approved by our shareholders on April 30, 2008. The 2008 Stock Option Plan permits the grant of ISO’s and non-qualified stock options to purchase up to 1,200,000 shares of our common stock. On June 25, 2009, the 2008 Stock Option Plan was amended to allow participants to require us to withhold common stock upon exercise of options for payment of exercise price and statutory minimum withholding taxes. In April 2018 the 2008 Stock Option Plan expired and the remaining 196,200 unissued shares allocated to the Plan were terminated. As of December 31, 2018, stock options to purchase approximately 980,000 shares of common stock are outstanding under the 2008 Stock Option Plan and 48,000 options are non-qualified and 932,000 options are ISOs. The weighted average exercise price per share for all outstanding options under the 2008 Stock Option Plan as of December 31, 2018 was $11.47.

The 2016 Stock Option Plan

The Company’s 2016 Stock Option Plan, as amended, was adopted by the Board of Directors and approved by our shareholders in April 2016. The 2016 Stock Option Plan permits the grant of ISO’s and non-qualified stock options to purchase in the aggregate up to 600,000 shares of our common stock. As of December 31, 2018, stock options to purchase approximately 579,000 shares of common stock are outstanding under the 2016 Stock Option Plan and all are ISOs. Up to 60,000 shares underlying options may be granted to any participant in a calendar year under the 2016 Stock Option Plan. The weighted average exercise price per share for all outstanding options under the 2016 Stock Option Plan as of December 31, 2018 was $0.46.

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

As of March 30, 2019 we had granted RSUs under the 2014 RSU Plan providing for our issuance of an aggregate of 400,000 shares of our common stock and there are no remaining shares available for grant. At March 30, 2019, approximately 3,200 RSU awards remain outstanding under our 2014 RSU Plan.

Because there were a limited number of shares available for issuance under the 2014 RSU Plan, our shareholders approved the 2017 Restricted Stock Unit Award Plan in November 2017. The description of the 2017 Restricted Stock Unit Award Plan, under the captions, “Terms”, “Administration”, “Amendment and Termination”, and “Adjustment upon Capitalization and Merger”, below are similar to the provisions of the 2014 RSU Plan, with the significant differences noted under such captions.

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

Number of RSUs that may be granted. The maximum aggregate number of shares which may be subject to RSUs granted under the 2017 RSU Plan is 1,500,000 shares of authorized, but unissued, or reacquired common stock. (See “Adjustments Upon Changes in Capitalization or Merger” below.) If an RSU should expire or become forfeited for any reason without the underlying shares of common stock or cash subject to such RSU having been distributed, the underlying shares shall, unless the 2017 RSU Plan shall have been terminated, become available for further grant under the 2017 RSU Plan. The 2017 RSU Plan has no limit on the number of RSUs that may be granted to an individual employee, consultant or director in any calendar year. Payment of Cash Settled RSUs (as hereinafter defined) will reduce such limit. As of March 30, 2019 approximately 1,281,000 RSUs have been granted and approximately 1,014,000 RSU awards were outstanding under our 2017 RSU Plan. Unless terminated earlier by the Board of Directors, the RSUs may be distributed under the 2017 RSU Plan until November 7, 2027, however we expect that RSUs available under the Plan will have been distributed within the next three years. The 2017 RSU Plan allows for amendment by the Board of Directors, provided shareholder approval for the amendment is not required under the rules of an exchange on which our stock is listed or applicable law.

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

Terms

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

Distribution of Shares Underlying RSUs. Under the 2017 RSU Plan, (unless an award provides otherwise, vesting is accelerated as provided above under “Vesting of RSUs” or a Change of Control-Plan occurs as described below), stock underlying vested RSUs is generally distributed on the first business day of the year after they vest. Hence, if an award to a Non-Employee Director vests as scheduled in full over four quarters during 2018, it will be generally be distributed the first business day of January 2019. However, the Company may set other distribution dates, with respect to awards to Participants, including Non-Employee Directors. Under the 2014 RSU Plan Non-Employee Directors (but not other Participants) could designate the length of the deferrals. This is not the case with the 2017 RSU Plan, where only the Company can set the distribution dates for all Participants. Non-Employee-Directors may elect to take payment in cash instead of stock for up to 40% of the RSUs in an award (rendering such RSUs as “Cash Settled RSUs”). With respect to Participants for whom the Company is required to withhold taxes (generally employees) the Company may mandate such Participants or such Participants may elect that the Company withhold stock otherwise payable on exchange of an RSU to pay withholding taxes (this differs from the 2014 RSU Plan where the Company could not mandate withholding stock to pay withholding taxes). The cash payment election or withholding election may be made at any time before distribution, but any such cash payment or withholding is subject to any limits on redemption under any preferred stock, loan or other financing agreement. The Company has the option of establishing a RSU award that defers distributions to a Participant, including in installments (e.g., 25% of RSUs to be paid in 2019, 2020, 2021 and 2022). If a Change of Control-Plan which is also a Change in Control-409A occurs, all vested shares of common stock underlying an RSU (after payment or withholding of $0.01 per share par value) will be distributed by the Company to the holder of the RSU at or about the time of the Change in Control-Plan. No dividends accrue on shares of common stock underlying RSUs prior to distribution. Participants need not be employees, consultants or directors of the Company on a distribution date. A Change in Control-409A for distribution purposes is generally the same as a Change in Control-Plan for vesting purposes, except that in order to have a Change in Control-409A for distribution purposes, a change in control qualifying under Section 409A of the Code must occur. In lieu of requiring cash payment of par value, the Company may, in its discretion or shall at the Participant’s request, accept payment of any such par value by withholding from stock payments a number of whole shares of stock whose value is equal to the amount of such par value, provided the same does not cause the Redemption Limit to be exceeded.

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

Outstanding Equity Awards at 2018 Year End

The following table presents information regarding outstanding restricted stock unit and stock option awards at December 31, 2018 for each of the 2018 named executive officers.

	Stock Option Awards					Stock Awards (in Form of Restricted Stock Units)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Restricted Stock Units that have not vested (3)	Market value of shares of units of stock that have not vested ($) (4)
Robert B. Jones	32,000	—		$31.45	04/23/2019	150,000	$15,735
	50,000	—		$15.10	12/15/2020
	16,000	—		$18.60	12/14/2021
	47,000	—		$0.450	08/08/2022
	18,000	—		$13.05	12/13/2022
	27,500	—		$7.75	12/11/2023
	50,400	—		$2.60	12/10/2024
	70,000	—		$2.01	12/09/2025
	47,000	—		$0.915	12/07/2026
	—	50,000	(2)	$0.151	12/11/2023
Peter A. Clemens	24,000	—		$31.45	04/23/2019	120,000	$12,588
	8,000	—		$15.10	12/15/2020
	7,000	—		$18.60	12/14/2021
	34,000	—		$0.450	08/08/2022
	10,000	—		$13.05	12/13/2022
	15,000	—		$7.75	12/11/2023
	36,000	—		$2.60	12/10/2024
	50,000	—		$2.01	12/09/2025
	34,000	—		$0.915	12/07/2026
	—	40,000	(2)	$0.151	12/11/2023
Albert W. Brzeczko	19,200	—		$28.50	02/08/2019	102,000	$10,700
	6,400	—		$15.10	12/15/2020
	7,000	—		$18.60	12/14/2021
	14,000	—		$13.05	12/13/2022
	35,000	—		$0.450	08/08/2022
	15,000	—		$7.75	12/11/2023
	28,800	—		$2.60	12/10/2024
	50,000	—		$2.01	12/09/2025
	35,000	—		$0.915	12/07/2026
	—	32,000	(2)	$0.151	12/11/2023

(1)	N/A. Not used.
(2)	Options vest on December 31, 2019.
(3)	Restricted Stock Units vest on December 11, 2019 or earlier under certain circumstances. Distributions in respect of vested Restricted Stock Units will be made in three equal installments on the first business day of each of January 2021, 2022, and 2023 or earlier upon a qualifying change of control which also meets certain criteria of Section 409A of the Internal Revenue Code.
(4)	Based on market price of $0.1149 at December 29, 2018, less $0.01 par value, multiplied by number of units.

Director Compensation

The following table sets forth a summary of the compensation paid by us to our Directors (other than Robert Jones, whose compensation, is reflected in the Summary Compensation Table) for services rendered in all capacities to us during the fiscal year ended December 31, 2018:

2018 DIRECTOR COMPENSATION

Director	Fees Earned or Paid in Cash ($)(4)		Stock Awards (in form of Restricted Stock Units) ($)(1)	Option Awards ($)(2)	Total ($)
William G. Skelly	$—		$23,333	—	$23,333
Bruce F. Wesson	$—		$23,333	—	$23,333
Immanuel Thangaraj	$—	(3)	$23,333	—	$23,333
George K. Ross	$—		$23,333	—	$23,333

(1)	Represents the grant date fair value of restricted stock units, or RSUs with respect to the 66,666 RSUs granted to Messrs. Skelly, Wesson, Thangaraj and Ross under our 2017 RSU Plan based on a closing common stock price of $0.36 on January 2, 2018 less $0.01 par value.

In January 2018, based on a closing common stock price of $0.4039 on December 29, 2017 less $0.01 par value, Messrs. Skelly and Wesson each realized approximately $23,500 by exchanging 59,523 RSUs at 0.01 par value per share received from their 2017 grant for 59,523 shares of common stock; Mr. Ross realized approximately $32,600 by exchanging 82,774 RSUs at $0.01 par value per share received from his 2017 and prior year grants, for 82,774 shares of common stock; and Mr. Thangaraj realized approximately $23,500 by exchanging 35,714 RSUs at $0.01 par value per share he received from his 2017 grant, for 35,714 shares of common stock and exchanging the remaining 23,809 RSUs for approximately $9,600 in cash.

As of December 31, 2018, Messrs. Skelly, Wesson, Thangaraj and Ross each held 66,666 fully vested RSUs and are distributable to them on January 2, 2019.

(2)	Each of Messrs. Skelly, Wesson, Thangaraj and Ross held vested options with respect to 15,000 underlying shares as of December 31, 2018.

(3)	Director fees for Mr. Thangaraj are remitted to Essex Woodlands.

(4)	In order to conserve cash, the directors waived all cash compensation for 2018

Had the nonemployee Directors not waived their cash compensation for 2018 they would have received the following:

•	the annual retainer for each non-employee director of $30,000;
•	there are no separate Board meeting fees;
•	an additional retainer for the Chairman of the Board (unfilled at present) of $20,000;
•	Audit Committee members receive a retainer of $7,500 per year (with no separate per meeting fee);
•	Audit Committee Chairperson receives an additional annual retainer of $10,000 (in addition to the $7,500 retainer as an Audit Committee member);
•	Compensation Committee members receive an annual retainer of $5,000 with no separate per meeting fee;
•	Compensation Committee Chairperson receives a $5,000 annual retainer (in addition to the $5,000 retainer for Compensation Committee members); and

•	Strategic Transaction Committee Members receive a $250 per meeting fee.

In addition, commencing in 2014, directors receive annual equity awards valued at $50,000 in the form of stock options or RSUs. For RSUs this is determined by dividing $50,000 by the greater of (i) the Company’s closing stock price on the date of grant, or (ii) the minimum stock price or floor (if any) imposed by the Board.

•	For the 2017 award, each director was awarded 59,523 RSUs using the Company’s closing stock price of $0.84 as it was higher than the minimum stock price set at $0.83. These awards were distributed to them on January 2, 2018.

•	For the 2018 award, the Board decided there would be a minimum stock price of $0.75, and as a result, each director was awarded 66,666 RSUs. The Company’s closing stock price on January 2, 2018 of $0.75 was not used. These awards were distributed to them on January 2, 2019.

•	For the 2019 award and beyond, the Board decided the minimum stock price will be $1.00, but in each case, subject to reevaluation by them. For the 2019 award, the Board reevaluated the minimum stock price and it was changed to $0.60 resulting in each director being awarded 83,333 RSUs. The Company’s closing stock price on January 2, 2019 of $0.1149 was not used.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the common stock, as of July 15, 2019, for individuals or entities in the following categories: (i) each of the Company’s Directors; (ii) the Company’s principal executive officer, and the next two highest paid executive officers of the Company whose total annual compensation for 2018 exceeded $100,000 (the “2018 named executive officers”); (iii) all Directors and executive officers as a group; and (iv) each person known by the Company to be a beneficial owner of more than 5% of the common stock. Unless indicated otherwise, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. At July 15, 2019, there were 21,300,192 shares of our common stock outstanding. Shares of common stock issuable pursuant to stock options, warrants and restricted stock units exercisable or exchangeable within 60 days are deemed outstanding and held by the holder of such options warrants or restricted stock units for computing the percentage of the person holding such options, warrants or restricted stock units, but are not deemed outstanding for computing the percentage of any other person. There were no restricted stock units or common stock options exchangeable within 60 days of July 15, 2019.

83

Name of Beneficial Owner	Amount Owned		Percent of Class (1)
John Schutte c/o MainPointe Pharmaceuticals, LLC 333 E. Main Street, Suite 200 Louisville, KY 40202	10,695,186	(2)	46.3%
Abuse Deterrent Pharma, LLC 333 E. Main Street, Suite 220 Louisville, KY 40202	47,400,000	(3)	69.0%
Essex Woodlands Health Ventures Fund V, L.P. 21 Waterway Avenue, Suite 225 Woodlands, TX 77380	1,956,357	(4)	9.2%
Robert B. Jones	738,455	(5)	3.4%
William G. Skelly	266,534	(6)	1.3%
Bruce F. Wesson	532,593	(7)	2.5%
Peter A. Clemens	549,133	(8)	2.6%
Immanuel Thangaraj	138,192	(9)	0.6%
Albert W. Brzeczko	507,200	(10)	2.4%
George K. Ross	223,005	(11)	1.0%
All Officers and Directors as a Group (9 persons)	3,906,581	(12)	17.6%

*	Represents less than 1% of the outstanding shares of the Company’s common stock.

(1)	Shows percentage ownership assuming (i) such party converts all of its currently convertible securities or securities convertible within 60 days of July 15, 2019 into the Company’s common stock, and (ii) no other Company security holder converts any of its convertible securities. No shares held by any Director or 2018 named executive officer has been pledged as collateral security.

(2)	Includes warrants to purchase 1,782,531 shares held by Mr. Schutte.

(3)	Includes warrant to purchase 10,000,000 shares and 37,500,000 shares upon conversion of $6.0 million Note at $0.16 held by AD Pharma.

(4)	Mr. Thangaraj is the Board designee of Essex Woodlands Health Ventures Fund V, L.P. (“Essex”). Essex Woodlands Health Ventures V, L.L.C., a Delaware limited liability company is the general partner of Essex. Martin P. Sutter and Immanuel Thangaraj may be deemed to have shared dispositive power and voting power with respect to the securities held by the Essex. Messrs. Sutter and Thangaraj disclaim beneficial ownership of such securities except to the extent of their respective pecuniary interests therein.

(5)	Includes 325,900 shares subject to stock options exercisable within 60 days of July 15, 2019. Does not include RSUs.

(6)	Includes 12,000 shares subject to stock options exercisable within 60 days of July 15, 2019. Does not include RSUs.

(7)	Includes 12,000 shares subject to stock options exercisable within 60 days of July 15, 2019. Does not include RSUs.

(8)	Includes 194,000 shares subject to stock options exercisable within 60 days of July 15, 2019. Does not include RSUs.

(9)	Includes 12,000 shares subject to stock options exercisable within 60 days of July 15, 2019. Mr. Thangaraj’s holdings do not include securities held by Essex. Mr. Thangaraj disclaims beneficial ownership in securities held by Essex except to the extent of his pecuniary interest therein. Does not include RSUs.

(10)	Includes 191,200 shares subject to stock options exercisable within 60 days of July 15, 2019. Does not include RSUs.

(11)	Includes 12,000 shares subject to stock options exercisable within 60 days of July 15, 2019. Does not include RSUs.

(12)	Includes 948,419 shares which Directors and executive officers have the right to acquire within 60 days of July 15, 2019 through exercise of outstanding stock options. Does not include RSUs.

Securities Authorized For Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2018 relating to our 1998 Stock Option Plan, our 2008 Stock Option Plan, our 2016 Stock Option Plan, our 2014 Restricted Stock Unit Award Plan, and our 2017 Restricted Stock Award Plan, which comprise all of our equity compensation plans. The table provides the number of securities to be issued upon the exercise of outstanding options and distributions under outstanding Restricted Stock Unit Awards under such plans, the weighted-average exercise price of outstanding options and the number of securities remaining available for future issuance under such equity compensation plans:

Plan Category	Number Of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (Column a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Column b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a (Column c)
Stock Option Equity Compensation Plans Approved by Security Holders	1,559,501	$7.37	19,478
Stock Option Equity Compensation Plans Not Approved by Security Holders	—	—	—
Restricted Stock Unit Equity Compensation Plans Approved by Security Holders	950,664	$0.01	552,492
Restricted Stock Unit Equity Compensation Plans Not Approved by Security Holders	—	—	—
TOTAL	2,510,165	$4.58	571,970

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company and certain investors are party to a Voting Agreement. As amended in October 2012 (but prior to the 2017 amendment), the Voting Agreement provided our Board of Directors will be comprised of not more than seven (7) members one of whom shall be the CEO, three of whom would be independent under Nasdaq standards, and that Essex had the right to designate one director as a member of our Board of Directors as long as such shareholder held 600,000 shares of our common stock (including warrants to purchase shares), provided that once such shareholder no longer held such securities, the additional forfeited seat would become a seat for an independent director to thereafter be nominated and elected to the Board of Directors from time to time by the then current directors and, as applicable to be elected by the directors to fill the vacancy created by the forfeited seat or submitted to the Company’s shareholders at the next annual meeting. The Voting Agreement provided that if the majority of the Board of Directors were not independent under Nasdaq Marketplace Rules then, the Board would be expanded so that additional independent directors would be added. At the time of the October 2012 amendment, Mr. Thangaraj became the designee of Essex, as one of three remaining successors to GCE Holdings, LLC (an entity controlled by others including Essex). In addition, Essex has the right to designate a member to any committee of our Board of Directors, provided that in the case of the Audit and Compensation committees they are independent under applicable NASDAQ rules.

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

On July 24, 2017 we completed the sale to Mr. Schutte of 8,912,655 shares and warrants to purchase 1,782,531 shares exercisable at $0.528 per share and expiring in July 23, 2022 for $4 million and amended the Voting Agreement described above (as so amended the “Second Amended and Restated Voting Agreement”) in connection with that purchase. The Second Amended and Restated Voting Agreement provides that our Board of Directors will be comprised of not more than seven (7) members, one of whom shall be the CEO, three of whom would be independent under Nasdaq standards, and that each of Mr. Schutte and Essex had the right to designate one director as a member of our Board of Directors as long as such shareholder continues to hold 600,000 shares of our common stock (including warrants to purchase shares), provided that once such shareholder no longer holds such securities, the additional forfeited seat would become a seat for an independent director to thereafter be nominated to the Board of Directors from time to time by the then current directors and as applicable, to be elected by the directors to fill the vacancy created by the forfeited seat or submitted to the vote of shareholders at the Company’s next annual meeting. The Second Amended and Restated Voting Agreement provides that in the event the majority of the Board of Directors were not independent under Nasdaq Marketplace Rules then, the Board would be expanded so that additional independent directors would be added. In addition, each of Essex and Mr. Schutte has the right to designate a member to any committee of our Board of Directors, provided that in the case of the Audit and Compensation committees they are independent under applicable NASDAQ rules.

We borrowed an aggregate $6.0 million (including accrued interest) as of June 28, 2019 from Mr. Schutte, a related-party, and issued various promissory notes (the Schutte Notes). The Schutte Notes bear interest at prime plus 2.0%, and mature on January 2, 2020, at which time all principal and interest is due, and was unsecured until all obligations to Oxford were satisfied at which time we were required to grant a security interest to Mr. Schutte in all of our assets. On October 5, 2018 we borrowed $1.8 million from Mr. Schutte and used $1.5 million of the loan to fully pay-off the debt outstanding under the Oxford Loan Agreement and therefore, all our assets are pledged as collateral under the Schutte Notes, including our intellectual property.

At June 28, 2019, we entered into a Promissory Note with Mr. Schutte that consolidated existing promissory notes into a single Note for $6.0 million (after including accrued interest). To secure our performance of our obligations under the Note, we granted Mr. Schutte a security interest in all of our assets. Terms of the consolidated Note provide for a July 1, 2023 maturity date instead of January 2, 2020 in the previous notes, interest at fixed rate of 7.5% per annum with all payments of principle and interest deferred to maturity. The Note is convertible into Acura common stock at $0.16 per share. As additional consideration, Mr. Schutte received a warrant to purchase 10 million shares of the Company’s common stock at a price of $0.01 per shares.

With our consent, Mr. Schutte assigned and transferred to Abuse Deterrent Pharma, LLC (“AD Pharma”) all of his right, title and interest in this Note, its associated Security Agreement and the Warrant to purchase 10.0 million common shares of our stock, effective June 28, 2019. Mr. Schutte is an investor in AD Pharma.

On June 28, 2019, we entered into License, Development and Commercialization Agreement (the "Agreement") with Abuse Deterrent Pharma, LLC, a Kentucky limited liability company (“AD Pharma”), a special purpose company representing a consortium of investors that will finance Acura’s operations and completion of development of LTX-03. Mr. Schutte is an investor in AD Pharma.

The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include monthly license payments by AD Pharma of $350,000 up to the earlier of 18 months or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03 and reimbursement by AP Pharma of Acura’s LTX-03 outside development expenses. Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones.

AD Pharma may terminate the Agreement at any time upon convenience. Additionally, if the NDA application for LTX-03 is not accepted by the FDA within 18 months, AD Pharma may terminate the Agreement and take ownership of the Limitx intellectual property.

Our Board has not adopted formalized written policies and procedures for the review or approval of related party transactions. As a matter of practice, however, our Board has required that all related party transactions, be subject to review and approval by a committee of independent directors established by the Board. The Board’s practice is to evaluate whether a related party (including a director, officer, employee, Essex or other significant shareholder) will have a direct or indirect interest in a transaction in which we may be a party. Where the Board determines that such proposed transaction involves a related party, the Board may establish a committee comprised solely of independent directors to review and evaluate such proposed transaction. Currently, the Board is comprised of 4 independent directors and the CEO and as such, the entire Board, with the exception of the CEO, may perform the function of an Independent Committee. In this capacity, the 4 independent directors are authorized to review any and all information deemed necessary and appropriate to evaluate the fairness of the transaction to us and our shareholders (other than the interested related party to such transaction), including meeting with management, retaining third- party experts (including counsel and financial advisors if determined necessary) and evaluating alternative transactions, if any. They are also empowered to negotiate the terms of such proposed related party transaction on our behalf. The proposed related party transaction may proceed only following the approval and recommendation of the 4 independent directors. Following such approval, the related party transaction is subject to final review and approval of the Board as a whole. As the transactions described above with Abuse Deterrent Pharma LLC and Mr. Schutte involved a related party (Mr. Schutte being a significant shareholder at the time such transactions were entered into), such transactions were reviewed and approved solely by the Board as a whole.

Director Independence

In assessing the independence of our Board members, our Board has reviewed and analyzed the standards for independence required under the NASDAQ Capital Market, including NASDAQ Marketplace Rule 5605 and applicable SEC regulations. Based on this analysis, our Board has determined that during 2018, each of Messrs. Bruce F. Wesson, Immanuel Thangaraj, William Skelly and George Ross met the standards for independence provided in the listing requirements of the NASDAQ Capital Market and SEC regulations.

Our Board has determined that during 2018 with respect to our Compensation Committee that Messrs. Skelly, Wesson, and Thangaraj meet the standards for independence described above and that Messrs. Skelly, Wesson and Thangaraj meet the additional independence standards of NASDAQ Rule 5605 relating to Compensation Committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our registered independent public accounting firm is BDO USA, LLP. The fees billed by this firm in 2018 and 2017 were as follows:

	2018	2017
Audit Fees	$145,989	$149,898
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	145,989	149,898
Tax Fees	39,200	41,090
All Other Fees	-	-
Total for BDO USA, LLP	$185,189	$190,988

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

All of the tax services provided by BDO USA, LLP in 2018 and 2017 and related fees (as described in the captions above) were approved in advance by the Audit Committee.

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

Date: September 16, 2019	ACURA PHARMACEUTICALS, INC.

	By:	/s/ Robert B. Jones
Robert B. Jones President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/Robert B. Jones	President, Chief Executive Officer and Director	September 16, 2019
Robert B. Jones	(Principal Executive Officer)

/s/Peter A. Clemens	Senior Vice President and Chief Financial Officer	September 16, 2019
Peter A. Clemens	(Principal Financial and Accounting Officer)

/s/ George K. Ross	Director	September 16, 2019
George K. Ross

/s/ William G. Skelly	Director	September 16, 2019
William G. Skelly

/s/ Immanuel Thangaraj	Director	September 16, 2019
Immanuel Thangaraj

/s/ Bruce F Wesson	Director	September 16, 2019
Bruce F. Wesson

ACURA PHARMACEUTICALS, INC

Report Of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Acura Pharmaceuticals, Inc.

Palatine, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Acura Pharmaceuticals, Inc. (the “Company”) and subsidiary as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, accumulated stockholders’ deficit, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Chicago, Illinois

September 16, 2019

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 and 2017

(in thousands except par value)

	2018	2017

Assets:
Cash and cash equivalents	$91	$2,220
Royalty receivable	137	71
Prepaid expenses and other current assets	166	275
Income tax receivable	67	-

Total current assets	461	2,566
Income tax receivable	68	135
Property, plant and equipment, net (Note 5)	606	679
Intangible asset, net of accumulated amortization of $983 and $776 (Note 3)	1,017	1,224

Total assets	$2,152	$4,604

Liabilities:
Accounts payable	$605	$3
Accrued expenses (Note 6)	596	939
Accrued interest	-	700
Other current liabilities	11	41
Sales returns liability	223	254
Debt, net of discounts (Note 7)	-	2,694

Total current liabilities	1,435	4,631
Debt to related party, net of discounts (Note 7)	4,224	-
Accrued interest to related party (Note 7)	110	-

Total liabilities	$5,769	$4,631

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Common stock - $0.01 par value per share; 100,000 shares authorized, 21,034 and 20,796 shares issued and outstanding at December 31, 2018 and 2017, respectively	210	208
Additional paid-in capital	380,395	380,145
Accumulated deficit	(384,222)	(380,380)

Total stockholders’ deficit	(3,617)	(27)

Total liabilities and stockholders’ deficit	$2,152	$4,604

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2018 and 2017

(in thousands except per share amounts)

	2018	2017
Revenues:
License fee revenue	$-	$2,500
Collaboration revenue	-	59
Royalty revenue	410	300
Product sales, net	-	107
Total revenues, net	410	2,966

Costs and expenses:
Cost of sales	-	128
Research and development	1,759	3,721
Selling, marketing, general and administrative	2,566	4,342
Total costs and expenses	4,325	8,191

Operating loss	(3,915)	(5,225)

Non-operating income (expense):
Interest expense, net (Note 7)	(223)	(592)
Gain on debt extinguishment (Note 7)	296	-
Total other income (expense), net	73	(592)

Loss before income taxes	(3,842)	(5,817)
Provision (benefit) for income taxes	-	(135)
Net loss	$(3,842)	$(5,682)

Net loss per share (Note 13):
Basic	$(0.18)	$(0.36)
Diluted	$(0.18)	$(0.36)
Weighted average number of shares outstanding:
Basic	21,146	15,903
Diluted	21,146	15,903

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN ACCUMULATED STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2018 and 2017

(in thousands)

	Common Stock
	Number of Shares	$0.01 Par Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2017	11,834	$118	$375,763	$(374,698)	$1,183

Net loss	-	-	-	(5,682)	(5,682)

Non-cash share-based compensation	-	-	464	-	464

Issuance of shares and common stock purchase warrants under private placement	8,913	89	3,911	-	4,000

Net distribution of common stock pursuant to restricted stock unit award plan	49	1	7	-	8

Balance at December 31, 2017	20,796	$208	$380,145	$(380,380)	$(27)

Net loss	-	-	-	(3,842)	(3,842)

Non-cash share-based compensation	-	-	218	-	218

Net distribution of common stock pursuant to restricted stock unit award plan	238	2	32	-	34

Balance at December 31, 2018	21,034	$210	$380,395	$(384,222)	$(3,617)

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 and 2017

(in thousands)

	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,842)	$(5,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73	87
Provision for sales returns	-	49
Non-cash share-based compensation	218	464
Capitalized debt discount	(172)	-
Amortization of debt discount and deferred debt issue costs	87	99
Amortization of intangible asset	207	207
Gain on debt extinguishment	(296)	-
Gain on disposals of property, plant and equipment	-	(2)
Changes in assets and liabilities:
Trade accounts receivable	-	23
Collaboration revenue receivable	-	79
Royalty receivable	(66)	(21)
Inventories	-	103
Prepaid expenses and other current assets	109	(7)
Income tax receivable	-	(135)
Accounts payable	602	(74)
Accrued expenses	(343)	236
Accrued interest on debt	(566)	141
Accrued interest on related party debt	110	-
Other current liabilities	2	22
Sales returns liability	(31)	(99)
Net cash used in operating activities	(3,908)	(4,510)
Cash Flows from Investing Activities:
Proceeds from transfer of equipment to licensee	-	103
Proceeds from transfer of inventory to licensee	-	206
Net cash provided by investing activities	-	309
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	2	-
Proceeds from related party debt	4,350	-
Principal payments debt	(2,573)	(2,760)
Issuance of common stock	-	4,000
Net cash provided by financing activities	1,779	1,240
Net decrease in cash and cash equivalents	(2,129)	(2,961)
Cash and cash equivalents at beginning of year	2,220	5,181
Cash and cash equivalents at end of year	$91	$2,220

Supplemental Disclosures of Cash Flow Information:
Cash interest payments on debt	$759	$355

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2018 and 2017

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2018	2017
Cash	$91	$2,196
Cash equivalents	-	24

Total cash and cash equivalents cash show in the consolidated statements of cash flows	$91	$2,220

Supplemental disclosures of noncash investing and financing activities (amounts presented are rounded to the nearest thousand):

Year Ended December 31, 2018

1.	The imputed interest on the below market rate element of the related party loans aggregating $4.350 million amounted to $172 thousand recorded as a benefit to interest with a corresponding like amount as debt discount against the principal amount of the loan. The debt discount will be amortized to interest expense over the term on the loans.

Year Ended December 31, 2017

1.	There were no supplemental disclosure activities.

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

NOTE 1 – OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Operations

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “Acura”, “We”, “Us” or “Our”) is an innovative drug delivery company engaged in the research, development and commercialization of technologies and products intended to address safe use of medications. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Limitx™ Technology is being developed to minimize the risk of opioid overdose, our Aversion® Technology is intended to address methods of abuse associated with opioid analgesics while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine, or PSE, into methamphetamine.

•	Our Limitx Technology is in development with immediate-release tablets containing hydrocodone bitartrate and acetaminophen as the lead product candidate due to its large market size and its known prevalence of oral excessive tablet abuse. The technology is designed to retard the release of active drug ingredients when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose.

•	Our Aversion Technology has been licensed to Zyla Life Sciences or Zyla (formerly known as Egalet Corporation) for use in Oxaydo® Tablets (oxycodone HCl, CII), and is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths (See Note 3).

•	Our Impede Technology is used in Nexafed® Tablets (30mg pseudoephedrine HCl) and Nexafed® Sinus Pressure + Pain Tablets (30/325mg pseudoephedrine HCl and acetaminophen). We have licensed to MainPointe Pharmaceuticals, LLC (MainPointe), our Impede Technology in the United States and Canada to commercialize these Nexafed products (See Note 3).

Basis of Presentation, Liquidity and Substantial Doubt in Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of December 31, 2018, we had cash of $91 thousand, working capital deficit of $974 thousand and an accumulated deficit of $384.2 million. We had a loss from operations of $3.92 million and a net loss of $3.84 million for the year ended December 31, 2018. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future.

From January 1, 2019 and through June 27, 2019, we borrowed an aggregate of $650 thousand from Mr. Schutte and issued various promissory notes to him with the same terms and conditions from the previous loans. On June 28, 2019 the aggregate principal of the promissory notes was $5.0 million and the accrued interest was $274 thousand. On June 28, 2019 we borrowed $726 thousand from Mr. Schutte, bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, granted conversion rights into 37.5 million shares of our common stock at a price of $0.16 per share, issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share, and granted a security interest in all of the Company’s assets. On June 28, 2019 we entered into License, Development and Commercialization Agreement with Abuse Deterrent Pharma, LLC (AD Pharma) and the $6.0 million promissory note, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma. (See Subsequent Event - Note 15). AD Pharma has the right to terminate the agreement for “convenience”. Should AD Pharma exercise their right to terminate the agreement, we would need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and royalty receivable. The Company maintains deposits in federally insured financial institutions which are in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables from royalties, trade accounts payable, and our debt to related party. The carrying amounts of these financial instruments are representative of their respective fair values due to their relatively short maturities.

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

Our share-based compensation expense recognized in the Company’s results of operations from non-cash and cash-portioned instruments issued to our employees and directors comprised the following (in thousands):

	Year Ended December 31,
	2018	2017
Research and development expense:
Stock option awards	$38	$136
RSU awards	27	3
	$65	$139

Selling, marketing, general and administrative expense:
Stock option awards	61	203
RSU awards	104	156
	$165	$359

Total share-based compensation expense	$230	$498

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

Intangible and Long-Lived Assets

Long-lived assets such as the intangible asset and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We had no impairment charges during the years 2018 or 2017.

License Fee Revenue

On signing the MainPointe Agreement in March 2017, MainPointe paid us an upfront licensing fee of $2.5 million. The payment was non-refundable and non-creditable when made and we had no further requirements to earn the payment. The amount was recognized as revenue when received (See Note 3).

Collaboration Revenue

Collaboration revenue is derived from reimbursement of development expenses, such as under our agreement with Bayer, and are recognized when costs are incurred pursuant to the agreements.  The ongoing research and development services being provided under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration agreements. We recognized $59 thousand of collaboration revenue during the year 2017.

Royalty Revenue

We recognize revenue from royalties based on our licensees' sales of our products or products using our technologies. Royalties are sales-based royalties which are recognized as the related sales occur. These royalties were promised in exchange for a license of intellectual property.

In connection with our Collaboration and License Agreement with Zyla to commercialize Oxaydo tablets we will receive a stepped royalty at percentage rates ranging from mid-single digits to double-digits based on Oxaydo net sales during each calendar year over the term of the agreement (excluding net sales resulting from any co-promotion efforts by us). We recognize royalty revenue each calendar quarter based on net sales reported to us by Zyla in accordance with the agreement. Zyla’s first commercial sale of Oxaydo occurred in October 2015 and we have recorded royalties of $386 thousand and $281 thousand on net sales for the years 2018 and 2017, respectively (See Note 3).

In connection with the MainPointe Agreement, which occurred on March 16, 2017, we are receiving a royalty of 7.5% on net sales of the licensed products over the term of the agreement. Such royalty shall be payable for sales made during each calendar quarter and payment will be remitted within forty-five (45) days after the end of the quarter to which it relates. We have recorded royalties of $24 thousand and $19 thousand for the years 2018 and 2017 (See Note 3).

Net Product Sales

Nexafed was launched in mid-December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. Prior to entering into the MainPointe Agreement in March 2017, we sold our Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Our Nexafed products were sold subject to the right of return usually for a period of up to twelve months after the product expiration. Both products had an initial shelf life of twenty-four months from the date of manufacture, which shelf life had been extended to thirty-six months for Nexafed product supplied to us during 2016 from one of the Company’s contract manufacturers.

Advertising and Shipping/Handling Costs

The Company records the cost of its advertising efforts in marketing expenses when services are performed or goods are delivered. We record shipping and handling costs in selling expenses. As of mid-March 2017 we no longer manufacture, distribute or sell the Nexafed product line as the Company granted MainPointe an exclusive license to our Impede technology to commercialize our Nexafed products in the U.S. and Canada. The amounts recorded as selling expenses from the shipments of the Nexafed product line as well as amounts recorded as marketing expenses from our advertising activities during 2017 were not material.

Deferred Debt Issuance Costs and Debt Discount

Deferred debt issuance costs include costs of debt financing undertaken by the Company, including legal fees, placement fees and other direct costs of the financing. Debt discount can be incurred from value attributable to warrants issued in conjunction with the financing and/or attributable to the below market rate element of the loan if we believe the loan’s rate of interest is below current market rates for us, as in the case of the Schutte Loans. Debt issuance costs and debt discount are amortized into interest expense over the term of the related debt using the effective interest method. Deferred debt issuance costs and debt discount are presented on the consolidated balance sheets as a direct reduction against the debt.

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

We did not have prepaid CRO costs or prepaid clinical trial study expenses at December 31, 2018 and 2017. We did not have obligations under non-cancelable arrangements at December 31, 2018 and 2017.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and the income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At December 31, 2018 and 2017, 100% of all remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

Basic and Diluted Net Loss per Share

Basic net loss per share is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested Restricted Stock Units (“RSUs”) (See Note 12). Diluted net loss per share is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and common stock purchase warrants, assuming the exercise of all in-the-money stock options and common stock purchase warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. As the Company reported a net loss in 2018 and 2017 the effects of common stock equivalents were excluded as the diluted net loss per share calculation would have been antidilutive.

Customer Concentration

In March 2017, we licensed our Nexafed product line to MainPointe. Until that time our accounts receivable arose from our sales of our Nexafed product line and represented amounts due from wholesalers in the health care and pharmaceuticals industries and from chain drug stores.

Under our license agreement with Zyla, we earn royalties from the Zyla’s sale of the licensed product Oxaydo. Zyla filed for voluntary bankruptcy reorganization during the fourth quarter 2018 and emerged with a court approved plan in January 2019. We have not established a reserve for uncollectable accounts as we believed these amounts were fully collectable. In February 2019, we received payments from Zyla for these amounts.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to its accounting policy for revenue recognition. The Company used the modified retrospective method and the cumulative effect of initially applying Topic 606 would have been recognized as an adjustment to the opening accumulated deficit at January 1, 2018. Accordingly, comparative information has not been adjusted and continues to be reported under the previous accounting standards. The implementation of Topic 606 had no financial impact to opening accumulated deficit at January 1, 2018 (See Note 4).

Scope of Modification Accounting, Stock Based Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation, which provides guidance as to how an entity should apply modified accounting in Topic 718 when changing the terms and conditions of its share-based payment awards. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017 but early adoption is permitted. The Company adopted this new standard on January 1, 2018 which did not have a material impact on the Company’s financial statements.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which clarifies existing guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows by addressing specific cash flow issues in an effort to reduce diversity in practice, including guidance on debt prepayment or extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this new standard on January 1, 2018 which did not have a material impact on the Company’s financial statements.

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 eliminates from Topic 740, Income Taxes, the recognition exception for intra-entity asset transfers other than inventory so that an entity’s financial statements reflect the current and deferred tax consequences of those intra-entity asset transfers when they occur. The new standard is effective for annual and interim periods, within those fiscal years, beginning after December 15, 2017 but early adoption is permitted. The Company adopted this new standard on January 1, 2018 which did not have a material impact on the Company’s financial statements.

Statements of Cash Flows - Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash, which requires that at statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective for annual and interim periods, within those fiscal years beginning after December 15, 2017 but early adoption is permitted. The Company early adopted the guidance in the first quarter of 2017 which did not have a material impact on the Company’s consolidated financial statements or related footnote disclosures.

Business Combinations – Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”), is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, but early application of the amendments in this update is allowed. The amendments in this update should be applied prospectively on or after the effective date. The Company early adopted this new standard on January 1, 2017 which did not have a material impact on the Company’s consolidated financial statements.

Simplification of Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 is to be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The new standard was effective for annual and interim periods, within those fiscal years, beginning after December 15, 2016. The Company adopted the guidance in the first quarter of 2017 which did not have a material impact on the Company’s consolidated financial statements.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory, which simplifies the measurement of inventory, applying to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM), specifying that an entity should measure inventory at the lower of cost and net realizable value instead of at the lower of cost or market. The amendments in this ASU were effective for annual and interim periods, within those fiscal years, beginning after December 15, 2016. The Company adopted the guidance of the standard in the first quarter of 2017 which did not have a material impact on the Company’s consolidated financial statements.

New accounting standards which have not yet been adopted on or before December 31, 2018

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which establishes a comprehensive new lease accounting model. The new standard will require most leases (with the exception of leases with terms of one year or less) to be recognized on the balance sheet as a lease liability with a corresponding right-of-use asset. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018 but early adoption is permitted. The new standard must be presented using the modified retrospective transition method existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. Upon adoption, operating leases will be reported on the balance sheet as a gross-up of assets and liabilities. The Company is currently evaluating the impact of the standard to the financial statements and footnote disclosure but does not expect a material impact as the Company does not have any material leases other than those entered into on a month-to-month basis.

NOTE 3 – LICENSE AND COMMERCIALIZATION AGREEMENTS

Zyla Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer which resulted in the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the Pfizer agreement was terminated. The recoverability of the Aversion intangible asset is contingent upon future Zyla royalty revenues to us. We have recorded amortization expense of $207 thousand in each of the years ended December 31, 2018 and 2017. Annual amortization of the patent for its remaining life is expected to approximate $207 thousand per year.

In January 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (now known as Zyla Life Sciences), or collectively Zyla, entered into a Collaboration and License Agreement (the “Zyla Agreement”) to commercialize Aversion Oxycodone under our tradename Oxaydo. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Zyla Agreement, we transferred the approved New Drug Application, or NDA, for Oxaydo to Zyla and Zyla is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide (the “Territory”) in all strengths, subject to our right to co-promote Oxaydo in the United States. Eaglet launched Oxaydo in the United States late in the third quarter of 2015.

In accordance with the Zyla Agreement Zyla is responsible for the fees and expenses relating to the product line extensions of Oxaydo, provided that Zyla will pay a substantial majority of the fees and expenses and we will pay for the remaining fees and expense relating to (i) annual NDA PDUFA product fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States. Zyla will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Zyla is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Zyla will have final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Zyla may develop Oxaydo for other countries and in additional strengths, in its discretion.

Zyla paid us a $5.0 million license fee upon signing of the Zyla Agreement and on October 9, 2015, paid us a $2.5 million milestone in connection with the first commercial sale of Oxaydo. We will be entitled to a one-time $12.5 million sales-based milestone payment when worldwide Oxaydo net sales reach $150 million in a calendar year. We are entitled to receive from Zyla a stepped royalty at percentage rates ranging from mid-single digits to double-digits based on Oxaydo net sales during each calendar year (excluding net sales resulting from our co-promotion efforts). In any calendar year of the agreement in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Zyla’s royalty payment obligations commenced on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to Oxaydo). Royalties will be reduced upon the entry of generic equivalents, as well as for payments required to be made by Zyla to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

The Zyla Agreement expires upon the expiration of Zyla’s royalty payment obligations in all countries. Either party may terminate the Zyla Agreement in its entirety if the other party breaches a payment obligation, or otherwise materially breaches the Zyla Agreement, subject to applicable cure periods, or in the event the other party makes an assignment for the benefit of creditors, files a petition in bankruptcy or otherwise seeks relief under applicable bankruptcy laws. We also may terminate the Zyla Agreement with respect to the U.S. and other countries if Zyla materially breaches its commercialization obligations. Zyla may terminate the Zyla Agreement for convenience on 120 days prior written notice, which termination may not occur prior to the second anniversary of Zyla’s launch of Oxaydo. Termination does not affect a party’s rights accrued prior thereto, but there are no stated payments in connection with termination other than payments of obligations previously accrued. For all terminations (but not expiration), the Zyla Agreement provides for the transition of development and marketing of Oxaydo from Zyla to us, including the conveyance by Zyla to us of the trademarks and all regulatory filings and approvals relating to Oxaydo, and for Zyla’s supply of Oxaydo for a transition period.

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

Under ASC 606, revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at December 31, 2018.

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

Sales-based Milestones and Royalty Revenues

The commercial sales-based milestones and sales royalties earned under the license and collaboration for Oxaydo and sales royalties earned under the license for the Nexafed products, are recorded in the period of the related sales by Zyla and MainPointe. Payments of sales-based milestones are generally due within 30 days after the end of a calendar year. Payments of royalties are generally due within 45 days after the end of a calendar quarter.

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

Disaggregation of Total Revenues

The Company has two license agreements for currently marketed products containing its technologies; the Oxaydo product containing the Aversion Technology has been licensed to Zyla and the Nexafed products containing the Impede Technology have been licensed to MainPointe. All of the Company’s royalty revenues are earned from these two license agreements by the licensee’s sale of products in the United State. Royalty revenues by licensee are summarized below:

	For the Year Ended
	December 31,
	2018	2017
	(in thousands)
Zyla	$386	$281
MainPointe	24	19
Royalty revenues	$410	$300

Contract Balance and Performance Obligations

The Company’s reported contract assets and contract liability balances under the license and collaboration agreements at either December 31, 2018 or 2017 were $0. Contract assets may be reported in future periods under prepaid expenses or other current assets on the consolidated balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the consolidated balance sheet.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	December 31,
	2018	2017
Building and improvements	$1,273	$1,273
Scientific equipment	598	598
Computer hardware and software	107	107
Machinery and equipment	275	275
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
	2,512	2,512
Less: accumulated depreciation	(1,906)	(1,833)
Total property, plant and equipment, net	$606	$679

We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

Depreciation expense was $73 thousand and $87 thousand for each of the years ended December 31, 2018 and 2017, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	December 31,
	2018	2017
Cost sharing expenses under license agreements	$237	$328
Other fees and services	36	36
Payroll, payroll taxes and benefits	6	70
Professional services	132	149
Financed premiums on insurance policies	102	-
Clinical, non-clinical and regulatory services	63	326
Property taxes	7	16
Franchise taxes	13	14
Total	$596	$939

NOTE 7 – DEBT

Fully Paid Loan due December 1, 2018

In December 2013, we entered into a Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford” or the “Lender”), for a term loan to the Company in the principal amount of $10.0 million (the “Term Loan”). On October 5, 2018 we borrowed $1.8 million from Mr. Schutte and used $1.5 million from the loan proceeds to fully pay-off the debt outstanding under the Oxford Loan Agreement. All security interests of Oxford with respect to the Oxford Term Loan have been released.

The Oxford Term Loan accrued interest at a fixed rate of 8.35% per annum (with a default rate of 13.35% per annum). The Company was required to make monthly interest−only payments until April 1, 2015 (“Amortization Date”) and beginning on the Amortization Date, the Company began to make payments of principal and accrued interest in equal monthly installments of $260 thousand, sufficient to amortize the Term Loan through the maturity date of December 1, 2018. All unpaid principal and accrued and unpaid interest with respect to the Term Loan was due and payable in full on December 1, 2018. As security for its obligations under the initial Oxford Loan Agreement (prior to the Third Amendment), the Company granted the Lender a security interest in substantially all of its existing and after−acquired assets, exclusive of its intellectual property assets. Upon the execution of the Oxford Loan Agreement, we issued to the Lender warrants to purchase an aggregate of up to 60 thousand shares of our common stock at an exercise price equal to $7.98 per share (after adjustment for our one-for-five reverse stock split) (the “Warrants”). We recorded $400 thousand as debt discount associated with the relative fair value of the Warrants and amortized it to interest expense over the term of the loan using the loan’s effective interest rate. The Warrants were immediately exercisable for cash or by net exercise and will expire December 27, 2020.

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

The Company was obligated to pay customary lender fees and expenses, including a one-time facility fee of $50 thousand and the Lender’s expenses, in connection with the Oxford Loan Agreement. Combined with the Company’s own expenses and a $100 thousand consulting placement fee, the Company incurred a total $231 thousand in deferred debt issue costs. We amortized these costs, including debt modification additional costs, into interest expense over the term of the Term Loan using the loan’s effective interest rate of 10.16%.

In October 2018, we negotiated and settled the Oxford Loan for $1.5 million and recognized a net gain of $296 thousand on principal and interest which has been reflected in our statement of operations as non-operating income.

Related Party Loans due January 2, 2020

We have borrowed an aggregate of $4.350 million as of December 31, 2018 (and additional amounts aggregating $650 thousand during the period January 1, 2019 through June 27, 2019) from Mr. Schutte, a related-party, and issued various promissory notes (the Schutte Notes) to him. The Schutte Notes bear interest at prime plus 2.0%, and mature on January 2, 2020, at which time all principal and interest is due. The Schutte Notes were unsecured until all obligations to Oxford were satisfied at which time we were required to grant a security interest to Mr. Schutte in all of our assets, including our intellectual property. Because we believe the Schutte Notes’ rate of interest is below current market rates for us, we impute interest on the below market rate element of the loans using the 10.16% interest rate under the Oxford Loan Agreement and this has aggregated to $172 thousand as of December 31, 2018. We recorded these benefits to interest income, with a corresponding like amount as debt discount against the principal amount of the loan. The debt discount will be amortized to interest expense over the term on the loans. At December 31, 2018, the unamortized debt discount balance is $126 thousand and the accrued interest balance is $110 thousand.

The events of default under the Schutte Notes are limited to bankruptcy defaults and failure to pay interest and principal when due on January 2, 2020. The Schutte Notes may be prepaid at any time in whole or in part.

Included in the $4.350 million loan outstanding from Mr. Schutte as of December 31, 2018 is a borrowing of $1.8 million completed on October 5, 2018 of which we used $1.5 million to fully pay-off the debt outstanding under the Oxford Loan Agreement. All our assets are pledged as collateral under the Schutte Notes, including our intellectual property.

During the period January 1, 2019 through June 27, 2019 we borrowed $650 thousand from Mr. Schutte. On June 28, 2019 we borrowed an additional $726 thousand from Mr. Schutte and consolidated the loans in a single note along with the accrued interest (See Subsequent Event - Note 15).

Our debt at December 31, 2018 is summarized below (in thousands):

Debt	Current	Long-term	Total
Loan Due December 1, 2018
Balance at Jan. 1, 2018	$2,740	$-	$2,740
Principal payments	(2,573)	-	(2,573)
Gain from debt extinguishment	(167)	-	(167)
Balance at Dec. 31, 2018	$-	$-	$-

Related Party Loan Due January 2, 2020
Balance at Jan. 1, 2018	$-	$-	$-
Principal borrowings	-	4,350	4,350
Balance at Dec. 31, 2018	$-	$4,350	$4,350

Debt Discount, net	Current	Long-term	Total
Balance at Jan. 1, 2018	$(32)	$-	$(32)
Additions	-	(172)	(172)
Amortization expense	28	46	74
Write-off on debt extinguishment	4	-	4
Balance at Dec. 31, 2018	$-	$(126)	$(126)

Deferred Debt Issuance Costs, net	Current	Long-term	Total
Balance at Jan. 1, 2018	$(14)	$-	$(14)
Amortization expense	13	-	13
Write-off on debt extinguishment	1	-	1
Balance at Dec. 31, 2018	$-	$-	$-

Debt, net at Dec. 31, 2018	$-	$4,224	$4,224

Our debt interest expense for the twelve months ended December 31, 2018 and 2017 consisted of the following (in thousands):

	Year Ended December 31,
Interest expense:	2018	2017
Fully paid term loan – due December 1, 2018	$194	$497
Related party term loans – due January 2, 2020	110	-
Debt discount	74	66
Debt issue costs	13	33
Financed insurance premiums	4	-
Total interest expense	$395	$596
Less: imputed interest income on related party loans	(172)	-
Less: interest income	-	(4)

Total interest expense, net	$223	$592

NOTE 8 – RELATED PARTY TRANSACTIONS

In July 2017, we completed a $4.0 million private placement with Mr. Schutte (sometimes referred to as the “Investor”), consisting of 8,912,655 units (“Units”) of the Company, at a price of $0.4488 per Unit (the “Transaction”). Each Unit consists of one share of common stock and a warrant to purchase one fifth (0.2) of a share of common stock. The issue price of the Units was equal to 85% of the average last sale price of our common stock for the five trading days prior to completion of the Transaction. The warrants are immediately exercisable at a price of $0.528 per share (which equals the average last sale price of the Company’s common stock for the five trading days prior to completion of the Transaction) and expire five years after issuance (subject to earlier expiration in event of certain acquisitions). We have assigned a relative fair value of $495 thousand to the warrants out of the total $4.0 million proceeds from the private placement transaction and have accounted these warrants as equity. The Transaction was completed through a private placement to an accredited investor and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933.

Investor is a principal of MainPointe, a Kentucky limited liability company. In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million plus approximately $309 thousand for transferred inventory and equipment. The Company will receive a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported revenue for the years ended December 31, 2018 and 2017 is $24 thousand and $19 thousand, respectively of royalty revenue from MainPointe (See Note 3).

As part of the closing of the Transaction, the Company and Essex Woodlands Health Ventures V, L.P. (“Essex”) and Galen Partners III, L.P. (“Galen”) amended and restated the existing Voting Agreement to provide for the Investor to join as a party (as so amended, the “Second Amended and Restated Voting Agreement”). The Second Amended and Restated Voting Agreement provides that our Board of Directors shall remain comprised of no more than seven members (subject to certain exceptions), (i) one of whom is the Company’s Chief Executive Officer, (ii) three of whom are independent under Nasdaq standards, and (iii) one of whom shall be designated by each of Essex, Galen and Investor, and the parties to such agreement would vote for such persons. The right of each of Essex, Galen and Investor to designate one director to our Board will continue as long as he or it and their affiliates collectively hold at least 600,000 shares of our common stock (including warrants exercisable for such shares). Immanuel Thangaraj is the designee of Essex. Investor has not designated a director as of the date of filing of this Report. Galen had not designated a director and lost that right in December 2017 when it disposed of its shares of common stock in the Company. Once such shareholder no longer holds such securities, the additional forfeited seat would become a seat for an independent director to thereafter be nominated to the Board of Directors from time to time by the then current directors and as applicable, to be elected by the directors to fill the vacancy created by the forfeited seat or submitted to the vote of shareholders at the Company’s next annual meeting. An independent director has not been named to fill the seat forfeited by Galen.

During the period January 1, 2019 through June 27, 2019 we borrowed $650 thousand from Mr. Schutte. On June 28, 2019 we borrowed $726 thousand from Mr. Schutte and consolidated the loans in a single note along with the accrued interest (See Subsequent Event - Note 15).

NOTE 9 – EMPLOYEE BENEFIT PLAN

We have a 401(k) and Profit-Sharing Plan (the “Plan”) for our employees. Employees may elect to make a basic contribution of up to 80% of their annual earnings subject to certain regulatory restrictions on their total contribution. The Plan provides that the Company can make discretionary matching contributions along with a discretionary profit-sharing contribution. We did not contribute a matching contribution or a profit sharing contribution to the Plan during the years 2018 or 2017.

NOTE 10 – COMMON STOCK PURCHASE WARRANTS

Our warrant activity during the years ended December 31, 2018 and 2017 is shown below (in thousands except price data):

	December 31,
	2018		2017
	Number	WAvg Exercise Price	Number	WAvg Exercise Price
Outstanding, Jan. 1	1,842	$0.59	60	$2.52
Issued	-	-	1,782	0.53
Exercised	-	-	-	-
Expired	-	-	-	-
Modification	-	-	-	-
Outstanding, Dec. 31	1,842	$0.59	1,842	$0.59

In connection with the issuance of the $10.0 million secured promissory notes in December 2013, we issued common stock purchase warrants (“warrants”) exercisable for 60 thousand shares of our common stock having an exercise price of $2.52 per share (after giving effect to our one-for-five reverse stock split) with an expiration date in December 2020. These warrants contain a cashless exercise feature (See Note 7).

As part of our July 2017 private placement transaction with Mr. Schutte, we issued warrants to purchase 1,782,531 shares of our common stock. The warrants are immediately exercisable at a price of $0.528 per share and expire five years after issuance (See Note 8). We have assigned a relative fair value of $495 thousand to the warrants out of the total $4.0 million proceeds from the private placement transaction and have accounted for these warrants as equity.

NOTE 11 – SHARE-BASED COMPENSATION EXPENSE

Stock Option Plans

We maintain various stock option plans. A summary of our stock option plans as of December 31, 2018 and 2017 and for the year then ended consisted of the following (in thousands except exercise price):

	Year Ended December 31,
	2018		2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, Jan. 1	1,494	$12.33	1,397	$15.67
Granted	232	0.15	185	0.45
Exercised	-	-	(1)	0.92
Forfeited	(3)	0.56	-	-
Expired	(163)	42.75	(87)	7.02
Outstanding, Dec. 31	1,560	$7.38	1,494	$12.33
Exercisable, Dec. 31	1,328	$8.64	1,224	$14.92

The following table summarizes information about unvested stock options outstanding at December 31, 2018 (in thousands except price data):

	Number of Options Not Exercisable	Weighted Average Fair Value
Outstanding at Jan. 1, 2018	270	$0.46
Granted	232	0.10
Vested	(267)	0.46
Forfeited	(3)	0.41
Outstanding at Dec. 31, 2018	232	$0.10

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

The assumptions used in the Black-Scholes model to determine fair value for the 2018 and 2017 stock option grants were:

	2018	2017
Expected dividend yield	0.0%	0.0%
Risk-free interest rates	2.8%	1.8%
Average expected volatility	76%	88%
Expected term (years)	5	5
Weighted average grant date fair value	$0.10	$0.31

There was no intrinsic value contained in the stock option awards which vested and were outstanding at December 31, 2018. The total remaining unrecognized compensation cost on unvested option awards outstanding at December 31, 2018 was approximately $20 thousand, and is expected to be recognized in the Company’s operating expense in varying amounts over the next eleven months remaining in the requisite service period.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors, a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan”) and a 2014 Restricted Stock Unit Award Plan (the “2014 RSU Plan”). Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. Our non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The portion of the RSU awards subject to cash settlement are recorded as a liability in the Company’s consolidated balance sheet as they vest and being marked-to-market each reporting period until they are distributed. The liability was $11 thousand and $41 thousand at December 31, 2018 and 2017, respectively.

The compensation cost to be incurred on a granted RSU without a cash settlement option is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense and recorded to additional paid-in capital over the vesting period of the RSU award.

A summary of the grants under the RSU Plans as of December 31, 2018 and 2017, and for the year then ended consisted of the following (in thousands):

	Year Ended December 31,
	2018		2017
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	462	262	91	91
Granted	759	-	438	-
Distributed	(262)	(262)	(67)	(67)
Vested	-	459	-	238
Forfeited	(8)	-	-	-
Outstanding, Dec. 31	951	459	462	262

2017 Restricted Stock Unit Award Plan

Our 2017 RSU Plan was approved by shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. As of December 31, 2018, approximately 552 thousand shares are available for award under the 2017 RSU Plan.

Information about the awards under the 2017 RSU Plan is as follows:

•	In December 2017, we awarded 200 thousand RSUs to our employees. Such RSU awards will vest 100% after one full year of service. Distributions of the vested RSU awards to the employees will be made in three equal installments on the first business day of each of January 2020, 2021, and 2022 or earlier upon a qualifying change of control.
•	In January 2018, we awarded approximately 67 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2018. Settlement of this RSU award will occur on January 2, 2019, the first business day of the year after vesting. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments recorded to stock compensation expense in the general and administration operating category of our income statement.
•	In December 2018, we awarded 488 thousand RSUs to our employees. Such RSU awards will vest 100% after one full year of service. Distributions of the vested RSU awards to the employees will be made in three equal installments on the first business day of each of January 2021, 2022, and 2023 or earlier upon a qualifying change of control.
•	In January 2019, we awarded approximately 83 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2019. Settlement of this RSU award will occur on January 2, 2020, the first business day of the year after vesting. The portion of the RSU awards which are subject to cash settlement will also be subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments recorded to stock compensation expense in the general and administration operating category of our income statement.

Information about the distribution of shares under the 2017 RSU Plan is as follows:

•	In January 2019, 267 thousand RSUs were distributed and settled in common stock.

2014 Restricted Stock Unit Award Plan

Our 2014 RSU Plan was approved by shareholders in May 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of December 31, 2018, there are no longer shares available for award under the 2014 RSU Plan.

Information about the awards under the 2014 RSU Plan during 2017 and 2018 is as follows:

•	In January 2017, we awarded approximately 60 thousand RSUs to each of our 4 non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2017. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting and the liability recorded in the Company’s consolidated balance sheet as an estimate for such cash settlement was $41 thousand at December 31, 2017. The RSU award was settled on January 2, 2018.
•	In December 2018, we awarded 4 thousand RSUs to our employees. Such RSU awards will vest 100% after one full year of service. Distributions of the vested RSU awards to the employees will be made in three equal installments on the first business day of each of January 2021, 2022, and 2023 or earlier upon a qualifying change of control.

Information about the distribution of shares under the 2014 RSU Plan is as follows:

•	In January 2017, 1 thousand RSUs from the May 2014 award and 66 thousand RSUs from the January 2016 award were distributed. There were 1 thousand RSUs from the May 1 2014 award and 22 thousand RSUs from the January 2016 award which remained deferred until a future distribution date, which occurred on January 1, 2018. Of the 67 thousand RSUs distributed, 49 thousand RSUs were settled in common stock and 18 thousand RSUs were settled in cash.
•	In January 2018, 262 thousand RSUs from the 2014 RSU Plan were distributed. Of the approximately 262 thousand RSUs distributed, 238 thousand RSUs were settled in common stock and 24 thousand RSUs were settled in cash.

NOTE 12 – INCOME TAXES

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and requiring adjustment to 2017 deferred taxes. The Company has calculated its best estimate of the impact of the Act in its 2017 year-end income tax provision in accordance with its understanding of the Act and guidance available as of that date and as a result had no adjustment to record as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company remeasured its deferred tax assets and liabilities and adjusted its deferred tax balances to reflect the lower enacted U.S. corporate tax rate resulted in an income tax expense of $26.6 million which is included as a discrete item in the 2017 income tax provision. Overall, there was no impact to the tax provision as a result of the offsetting reduction of the valuation allowance. The period for determination of accounting implications of the 2017 Tax Act closed on December 22, 2018. The Company has completed their analysis and does not have any material true-ups on the positions taken in the prior year tax provision.

Provision for Income Taxes

The reconciliation between our provision for income taxes and the amounts computed by multiplying our loss before taxes by the U.S. statutory tax rate is as follows (in thousands):

	December 31,
	2018	2017
Benefit at U.S. statutory tax rate	$(807)	$(1,978)
State taxes (benefit), net of federal effect	(141)	(203)
State research and development tax credits	-	105
Federal research and development tax credits	(23)	(70)
Share-based compensation	22	116
Federal AMT tax credit	-	(135)
Other	17	(3)
Tax Cuts and Jobs Act of 2017	-	26,603
Change in valuation allowance	932	(24,570)
(Benefit) provision for income taxes	$-	$(135)

Deferred Tax Assets and Valuation Allowance

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $171.8 million gross Federal NOLs at December 31, 2018 (of which approximately $167.7 million was generated prior to 2018). Because we believe the ability for us to use these NOLs generated prior to January 1, 2018 to offset any future taxable income is severely limited as prescribed under Internal Revenue Code (“IRC”) Section 382, we had estimated and recorded an amount for the likely limitation to our deferred tax asset in the fourth quarter of 2017, thereby reducing the aggregate estimated benefit of the Federal NOLs available to us of approximately $1.0 million at December 31, 2017. We believe the gross Federal NOL benefit we generated prior to January 1, 2018 to offset taxable income is less than $150 thousand annually. As prescribed under Internal Revenue Code, any unused Federal NOL benefit from the annual limitation can be accumulated and carried forward to the subsequent year and will expire if not used in accordance with the NOL carried forward term of 20 years or 2037, if generated before 2018 and Federal NOLs generated after 2017 can be carried forward indefinitely. Future common stock transactions, such as the exercise of common stock purchase warrants or the conversion of debt into common stock, may cause another qualifying event under IRC 382 which may further limit our utilization of our NOLs (See Subsequent Event - Note 15).

The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Estimated future value of NOLs
- Federal	$2,174	$1,028
- State	862	1,276
Research and development tax credits
- Federal	1,184	1,231
- State	-	-
Share-based compensation	71	66
Other, net	151	203
Total deferred taxes	4,442	3,804
Valuation allowance	(4,442)	(3,804)
Net deferred tax assets	$-	$-

The realization of deferred income tax assets is dependent upon future earnings, if any, and the timing and amount of which may be uncertain. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both December 31, 2018 and 2017, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

Uncertainty in Income Taxes

We follow FASB’s statement regarding accounting for uncertainty in income taxes which defined the threshold for recognizing the benefits of tax-return positions in the consolidated financial statements as "more-likely-than-not" to be sustained by the taxing authorities. At each of December 31, 2018 and 2017, we had no liability for income tax associated with uncertain tax positions. If in the future we establish a contingent tax liability reserve related to uncertain tax positions, our practice will be to recognize the interest in interest expense and the penalties in other non-operating expense.

The Company files federal and state income tax returns and in the normal course of business the Company is subject to examination by these taxing authorities. As of December 31, 2018, the Company’s tax years of 2015, 2016 and 2017 are subject to examination by the taxing authorities. With few exceptions, we believe the Company is no longer subject to U.S. Federal, State and local examinations by taxing authorities for years before 2015.

NOTE 13 – NET LOSS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in thousands except per share data):

	Year Ended December 31,
	2018	2017
EPS – basic and diluted
Numerator: net loss	$(3,842)	$(5,682)
Denominator (weighted):
Common shares	21,033	15,790
Vested RSUs	113	113
Basic and diluted weighted average shares outstanding	21,146	15,903
EPS – basic and diluted	$(0.18)	$(0.36)

Excluded securities (non-weighted):
Common shares issuable:
Stock options – vested and nonvested	1,560	1,494
Nonvested RSUs	482	200
Common stock purchase warrants	1,842	1,842
Total excluded common shares	3,884	3,536

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

None of the plaintiffs in the lawsuits filed to date have confirmed that they ingested any of the generic metoclopramide manufactured by us. We discontinued manufacture and distribution of generic metoclopramide more than 20 years ago. All of these lawsuits have been effectively dismissed with the exception of less than ten pending Philadelphia cases that we expect will be finally dismissed without the need for any action by us. We expect that the Court will finally dismiss the small number of remaining Pennsylvania-based cases against us with prejudice by the end of the fourth quarter of 2019. Legal fees related to this matter have been covered by our insurance carrier. Based upon the current status and evaluation, we have not accrued for any potential loss related to these matters as of December 31, 2018.

Purdue Pharma Settlement

In April 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against us and our Oxaydo product licensee Zyla US, Inc. and its parent Zyla Corporation in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s U.S. Patent No. 8,389,007 (the “007 patent”). In April 2016, Purdue commenced a second patent infringement lawsuit against us and Zyla in the United States District Court for the District of Delaware alleging our Oxaydo product infringes Purdue’s newly issued U.S. Patent No. 9,308,171 (the “171 Patent”). The actions regarding the 007 Patent and the 171 Patent are collectively referred to as the “Actions”. On April 6, 2016, we filed a petition for Inter Partes Review (the “IPR Review”) with the U.S. Patent and Trademark Office (“USPTO”) seeking to invalidate Purdue’s 007 Patent.

On May 20, 2016, Purdue on behalf of themselves and certain affiliates, Zyla Corporation, on behalf of itself and its affiliates and we, on behalf of ourselves and our affiliates entered into a settlement agreement (the “Settlement Agreement”) to settle the Actions and the IPR Review. Under the Settlement Agreement the parties dismissed or withdrew the Actions, requested that the USPTO terminate the IPR Review and exchanged mutual releases. No payments were made under the Settlement Agreement.

The Settlement Agreement also provides that Purdue will not, in the future, assert certain Purdue U.S. patents, including the 007 Patent, the 171 Patent and related technologies (the “Purdue Patents”) against any Acura Settlement Product or Zyla Settlement Product (except generally in an action or interference by Acura or Zyla challenging a Purdue Patent). Acura Settlement Products and Zyla Settlement Products are certain immediate-release and extended-release products, including Oxaydo. In addition, the Settlement Agreement provides that Purdue will not challenge, with certain exceptions, the Acura/Zyla Patents with respect to the Purdue Settlement Products (as defined below) and that Purdue provides Acura and/or Zyla certain waivers of non-patent marketing exclusivity with respect to Purdue Settlement Products.

The Settlement Agreement also provides that Acura and Zyla will not, in the future, assert certain Acura and/or Zyla U.S. patents (the “Acura/Zyla Patents”), including Acura’s Aversion® Technology patents, against any Purdue Settlement Products (except generally in an action or interference by Purdue challenging an Acura/Zyla Patent). Purdue Settlement Products are certain immediate-release and extended-release products. In addition, the Settlement Agreement provides that Acura and Zyla will not challenge, with certain exceptions, the Purdue Patents with respect to the Acura Settlement Products and Zyla Settlement Products and that Acura and Zyla provide Purdue certain waivers of non-patent marketing exclusivity with respect to the Acura Settlement Products and Zyla Settlement Products. In addition, Purdue has certain rights to negotiate to exclusively distribute an authorized generic version of certain Zyla Settlement Products, including, in some circumstances, Oxaydo® and other products using Acura’s Aversion® Technology if licensed to Zyla.

The Settlement Agreement specifically excludes our patents related to our Impede® and Limitx™ technologies from the scope of the Acura/Zyla Patents under the Settlement Agreement.

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

Zyla Agreement covering Oxaydo

On January 7, 2015, we and Zyla entered into a Collaboration and License Agreement (the “Zyla Agreement”) to commercialize Aversion Oxycodone (formerly known as Oxecta®) under our tradename Oxaydo. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Zyla Agreement, we transferred the approved New Drug Application, or NDA, for Oxaydo to Zyla and Zyla is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide (the “Territory”) in all strengths, subject to our right to co-promote Oxaydo in the United States. Eaglet launched Oxaydo in the United States late in the third quarter of 2015.

In accordance with the Zyla Agreement, we and Zyla have formed a joint steering committee to coordinate commercialization strategies and the development of product line extensions. Zyla is responsible for the fees and expenses relating to the Oxaydo NDA and product line extensions of Oxaydo, provided that Zyla will pay a substantial majority of the expenses and we will pay for the remaining fees and expenses relating to (i) annual NDA PDUFA product fees, (ii) expenses of a post-marketing study for Oxaydo when required by the FDA and conducted by Zyla and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States. Zyla will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Zyla is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Zyla will have final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Zyla may develop Oxaydo for other countries and in additional strengths, in its discretion. At December 31, 2018 we have accrued approximately $237 thousand for potential cost sharing reimbursable expenses under the Zyla Agreement.

Facility Lease

The Company leases administrative office space in Palatine, Illinois on a month to month basis at the rate of approximately $2 thousand per month.

NOTE 15 – SUBSEQUENT EVENT

Related Party Transaction - Debt

From January 1, 2019 and through June 27, 2019, we borrowed an aggregate of $650 thousand from Mr. Schutte and issued various promissory notes to him with the same terms and conditions from the previous loans. On June 28, 2019 the aggregate principal of the promissory notes was $5.0 million and the accrued interest was $274 thousand. On June 28, 2019 we borrowed $726 thousand from Mr. Schutte, bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, granted conversion rights into 37.5 million shares of our common stock at a price of $0.16 per share, issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share, and granted a security interest in all of the Company’s assets. The $6.0 million promissory note, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019. On July 2, 2019 we received the $726 thousand loan proceeds.

Related Party Transaction – License, Development and Commercialization Agreement with Abuse Deterrent Pharma, LLC

On June 28, 2019, we entered into a License, Development and Commercialization Agreement (the "Agreement") with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors that will finance Acura’s operations and completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include:

•	Monthly license payments to Acura by AD Pharma of $350,000 up to the earlier of 18 months or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03;
•	Reimbursement by AP Pharma of Acura’s LTX-03 outside development expenses;
•	Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones; and
•	Acura authorizes MainPointe to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength).

AD Pharma may terminate the Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA within 18 months, AD Pharma may terminate the Agreement and take ownership of the intellectual property. On July 2, 2019, we received the first monthly license payment of $350 thousand and have received subsequent monthly license payments in August 2019 and September 2019.

SUPPLEMENTARY DATA - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Selected unaudited quarterly consolidated financial data is shown below (in thousands except per share amounts):

	For the Three Month Periods Ended
	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Net revenues	$198	$76	$73	$63
Operating expenses	1,593	1,323	1,092	317

Operating loss	(1,395)	(1,247)	(1,019)	(254)
Net (loss) income	$(1,494)	$(1,261)	$(1,095)	$8

Basic loss per share	$(0.07)	$(0.06)	$(0.05)	$0.00
Diluted loss per share	$(0.07)	$(0.06)	$(0.05)	$0.00

	For the Three Month Periods Ended
	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Net revenues	$2,717	$92	$83	$74
Operating expenses	2,135	2,083	2,145	1,828

Operating income (loss)	582	(1,991)	(2,062)	(1,754)
Net income (loss)	$405	$(2,149)	$(2,200)	$(1,738)

Basic income (loss) per share	$0.03	$(0.18)	$(0.12)	$(0.08)
Diluted income (loss) per share	$0.03	$(0.18)	$(0.12)	$(0.08)

Year to date earnings per share may not equal sum of quarters due to rounding.

ACURA PHARMACEUTICALS, INC.

EXHIBIT INDEX

The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

Exhibit Number	Exhibit Description

1.1	Placement Agency Agreement dated June 30, 2015 between Roth Capital Partners LLC and the Registrant (incorporated by reference to Exhibit 1.1 to our Form 8-K filed July 1, 2015)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 25, 2009).

3.2	Certificate of Amendment Reverse Splitting Common Stock and restating but not changing text of part of Article III of Restated Certificate of Incorporation (incorporated by Reference to Exhibit 3.1 to the Form 8-K filed December 4, 2007).

3.3	Certificate of Amendment Reverse Splitting Common Stock and restating but not changing text of part of Article III of Restated Certificate of Incorporation (incorporated by Reference to Exhibit 3.1 to the Form 8-K filed August 27, 2015).

3.4	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on May 14, 2018).

4.1	Form of Common Stock Certificate (incorporated by Reference to Exhibit 4.1 to the Form S-3 filed on March 9, 2016)

4.2	Amended and Restated Warrant A-1 issued to Oxford Finance LLC on January 7, 2015 (incorporated by reference to Exhibit 10.9 to our Form 10-K filed March 2, 2015).

4.3	Amended and Restated Warrant A-2 issued to Oxford Finance LLC on January 7, 2015 (incorporated by reference to Exhibit 10.10 to our Form 10-K filed March 2, 2015).

4.4	Amended and Restated Warrant A-3 issued to Oxford Finance LLC on January 7, 2015 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 2, 2015).

4.5	Form of Common Stock Warrant issued to John Schutte on July 24, 2017 (incorporated by reference Exhibit 4.1 to our Form 8-K filed July 28, 2017)

10.1	Manufacturing Services Agreement dated as of July 19, 2011 between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 27, 2011) (confidential treatment has been granted for portions of this Exhibit).

10.2	Securities Purchase Agreement dated as of August 20, 2007 (“PIPE SPA”) among the Registrant, Vivo Ventures Fund VI, L.P., Vivo Ventures VI Affiliates Fund, L.P., GCE Holdings LLC, and certain other signatories thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2007).

10.3	Subscription Agreement dated as of July 24, 2017 between the Registrant and John Schutte (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 28, 2017)

Exhibit Number	Exhibit Description

10.4	Loan and Security Agreement dated as of December 27, 2013 between Acura Pharmaceuticals, Inc., Acura Pharmaceutical Technologies, Inc., and Oxford Finance LLC (incorporated by reference to Exhibit 10.6 to the Form 10-K filed March 3, 2014).

10.5	First Amendment to Loan and Security Agreement entered into as of January 7, 2015 between Oxford Finance LLC, the Registrant and Acura Pharmaceutical Technologies, Inc. (incorporated by reference to Exhibit 10.8 to our Form 10-K filed March 2, 2015).

10.6	Second Amendment to Loan and Security Agreement entered into as of October 13, 2016 between Oxford Finance LLC, the Registrant and Acura Pharmaceutical Technologies, Inc. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed February 3, 2017, File No. 333-215885)

10.7	Form of Mortgage dated December 27, 2013 (incorporated by reference to Exhibit 10.8 to the Form 10-K filed March 3, 2014).

10.8	Collaboration and License Agreement entered into as of January 7, 2015 between the Registrant, Egalet US, Inc., Egalet Limited and with respect to Section 17.21, Egalet Corporation (certain information has been omitted and filed separately with the Securities and Exchange Commission and confidential treatment has been granted with respect to the omitted portion) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ending December 31, 2014, filed March 2, 2015).

10.9	License and Development Agreement dated as of June 5, 2015 between the Registrant and Bayer HealthCare LLC (certain information has been omitted and filed separately with the Securities and Exchange Commission and confidential treatment has been granted with respect to the omitted portion) (incorporated by reference to Exhibit 10.1 to our Form 10-Q/A filed February 16, 2016).

10.10	Amended and Restated Voting Agreement dated as of February 6, 2004 among the Registrant, Care Capital Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners III, L.P., and others (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on February 10, 2004 (the “February 2004 Form 8-K”)).

10.11	Joinder and Amendment to Amended and Restated Voting Agreement dated November 9, 2005 between the Registrant, GCE Holdings, Essex Woodlands Health Ventures V, L.P., Care Capital Investments II, LP, Galen Partners III, L.P. and others (incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 10, 2005).

10.12	Second Amendment to Amended and Restated Voting Agreement dated as of January 24, 2008 between the Registrant and GCE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 28, 2008).

10.13	Third Amendment to Amended and Restated Voting Agreement dated as of October 1, 2012 between the Registrant, Care Capital Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners III, L.P., and others (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 3, 2012).

10.14	Second Amended and Restated Voting Agreement executed July 2017 and dated as of July 24, 2017 (incorporated by reference to Exhibit 10.1 to the 8-K dated filed August 1, 2017)

Exhibit Number	Exhibit Description

†10.15	Registrant’s 1998 Stock Option Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed on May 12, 2009).

†10.16	Registrant’s 2005 Restricted Stock Unit Award Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on April 2, 2008).

†10.17	Registrant’s 2014 Restricted Stock Unit Award Plan, (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on March 12, 2014).

†10.18	Registrant’s 2017 Restricted Stock Unit Award Plan, (incorporated by reference to Exhibit 10.1 to the 8-K filed on November 14, 2017).

†10.19	Registrant’s 2008 Stock Option Plan, as amended on June 25, 2009 (incorporated by reference to Appendix B to our Proxy Statement filed on May 12, 2009).

†10.20	Registrant’s 2016 Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 28, 2016).

†10.21	Employment Agreement dated as of March 10, 1998 between the Registrant and Peter Clemens (“Clemens”) (incorporated by reference to Exhibit 10.44 to the Form 10-K for the period ending December 31, 2007, filed on April 15, 1998).

†10.22	First Amendment to Employment Agreement made as of June 28, 2000 between the Registrant and Clemens (incorporated by reference to Exhibit 10.44A to the Registrant’s Form 10-K filed on February 21, 2006).

†10.23	Second Amendment to Executive Employment Agreement between Registrant and Clemens, dated as of January 5, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed January 31, 2005).

†10.24	Third Amendment to Executive Employment Agreement dated December 22, 2005 between Registrant and Clemens (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 23, 2005).

†10.25	Fourth Amendment to Executive Employment Agreement dated December 16, 2007 between Registrant and Clemens (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ending December 31, 2007, filed on March 5, 2008).

†10.26	Fifth Amendment to Executive Employment Agreement executed July 9, 2008 between Registrant and Clemens (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on July 10, 2008).

†10.27	Sixth Amendment to Executive Employment Agreement executed December 14, 2012 between the Registrant and Clemens (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 17, 2012).

†10.28	Seventh Amendment to Executive Employment Agreement executed December 12, 2013 between the Registrant and Clemens (incorporated by reference to Exhibit 10.24 to the Form 10-K for the year ending December 31, 2013 filed on March 3, 2014).

Exhibit Number	Exhibit Description

†10.29	Employment Agreement dated as of March 18, 2008 between the Registrant and Robert B. Jones (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 24, 2008).

†10.30	Amendment to Executive Employment Agreement dated as of April 28, 2011 between the Registrant and Robert B. Jones (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed July 28, 2011).

†10.31	Amendment to Executive Employment Agreement between Registrant and Robert B. Jones made as of July 7, 2011 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed July 28, 2011).

†10.32	Second Amendment to Executive Employment Agreement between Registrant and Robert B. Jones executed December 14, 2012 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 17, 2012).

10.33	Form of Securities Purchase Agreement entered into between the Registrant and institutional investors on June 30, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed July 1, 2015).

10.34	Consent and Third Amendment to Loan and Security Agreement entered into as of May 12, 2017 between Oxford Finance LLC, the Registrant and Acura Pharmaceutical Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 12, 2017).

10.35	License, Commercialization and Option Agreement is made and entered into as of March 16, 2017 by and between MainPointe Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.34 to our Form 10-K filed June 7, 2018).

10.36	Promissory Note dated May 7, 2018 issued to John Schutte (incorporated by reference to Exhibit 10.35 to our Form 10-Q filed August 14, 2018).

10.37	Subordination Agreement dated as of May 7, 2018 between John Schutte and Oxford Finance, LLC, approved by Registrant and Acura Pharmaceutical Technologies, Inc. (incorporated by reference to Exhibit 10.36 to our Form 10-Q filed August 14, 2018).

Exhibit Number	Exhibit Description

10.38	Fourth Amendment dated as of June 6, 2018 to Loan and Security Agreement dated as of December 27, 2013, as amended, between the Registrant, Acura Pharmaceutical Technologies, Inc. and Oxford Finance, LLC (incorporated by reference to Exhibit 10.37 to our Form 10-Q filed August 14, 2018).

10.39	Promissory Note dated June 28, 2018 issued to John Schutte (incorporated by reference to Exhibit 10.38 to our Form 10-Q filed August 14, 2018).

10.40	Promissory Note dated August 2, 2018 issued to John Schutte (incorporated by reference to Exhibit 10.39 to our Form 10-Q filed November 27, 2018).

10.41	Promissory Note dated September 13, 2018 issued to John Schutte (incorporated by reference to Exhibit 10.40 to our Form 10-Q filed November 27, 2018).

10.42*	Promissory Note dated October 5, 2018 issued to John Schutte.

10.43*	Promissory Note dated November 21, 2018 issued to John Schutte.

10.44*	Promissory Note dated December 20, 2018 issued to John Schutte.

10.45*	Promissory Note dated January 28, 2019 issued to John Schutte.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Form 8-K filed on December 10, 2007).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase

101.LAB *	XBRL Extension Label Linkbase

101.PRE *	XBRL Extension Presentation Linkbase

101.DEF *	XBRL Taxonomy Extension Definition Linkbase

*Filed or furnished herewith.

† Management contract or compensatory plan or arrangement