Form 10-Q
period 2019-03-31
ACURA PHARMACEUTICALS, INC
filed 2019-10-01
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(Registrant's telephone number, including area code: (847) 705-7709

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this charter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

☐ Large accelerated filer	☐ Accelerated filer
☑ Non-accelerated filer	☑ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ACUR	OTC Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $0.01 par value                    Shares outstanding as of September 27, 2019: 21,300,192

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	March 31, 2019	December 31, 2018
Assets:
Cash	$95	$91
Royalty receivable	56	137
Prepaid expenses and other current assets	98	166
Income tax receivable	67	67

Total current assets	316	461
Income tax receivable	68	68
Property, plant and equipment, net (Note 6)	589	606
Intangible asset, net of accumulated amortization of $1,034 and $983 (Note 3)	966	1,017

Total assets	$1,939	$2,152

Liabilities:
Accounts payable	$640	$605
Accrued expenses (Note 7)	594	596
Accrued interest to related party (Note 8)	190	-
Other current liabilities	6	11
Sales returns liability	223	223
Debt to related party, net of discounts (Note 8)	4,647	-
Total current liabilities	6,300	1,435

Debt to related party, net of discounts (Note 8)	-	4,224
Accrued interest to related party (Note 8)	-	110
Total liabilities	6,300	5,769

Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common stock - $0.01 par value per share; 100,000 shares authorized, 21,300 and 21,034 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	213	210
Additional paid-in capital	380,436	380,395
Accumulated deficit	(385,010)	(384,222)

Total stockholders’ deficit	(4,361)	(3,617)

Total liabilities and stockholders’ deficit	$1,939	$2,152

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands except per share amounts)

	Three months Ended March 31,
	2019	2018
Revenues:
Royalty revenue	$67	$198

Expenses:
Research and development	313	650
General and administrative	437	943
Total expenses	750	1,593

Operating loss	(683)	(1,395)
Interest expense, net (Note 8)	(105)	(99)
Loss before income taxes	(788)	(1,494)
Provision for income taxes	-	-
Net loss	$(788)	$(1,494)

Net loss per share:
Basic	$(0.04)	$(0.07)
Diluted	$(0.04)	$(0.07)
Weighted average number of shares outstanding:
Basic	21,493	21,034
Diluted	21,493	21,034

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED STOCKHOLDERS' DEFICIT

(Unaudited; in thousands)

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2019	21,034	$210	$380,395	$(384,222)	$(3,617)

Net loss	-	-	-	(788)	(788)

Non-cash share-based compensation	-	-	29	-	29

Net distribution of common stock pursuant to restricted stock unit award plan	266	3	12	-	15

Balance at March 31, 2019	21,300	213	380,436	$(385,010)	$(4,361)

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(788)	$(1,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	20
Non-cash share-based compensation	29	62
Capitalized debt discount	(9)	-
Amortization of debt discount and deferred debt issue costs	32	17
Amortization of intangible asset	51	52
Change in assets and liabilities:
Royalty receivable	81	(121)
Prepaid expenses and other current assets	68	159
Accounts payable	35	413
Accrued expenses	(1)	(122)
Accrued interest on loan	-	45
Accrued interest on related party loans	80	-
Other current liabilities	5	4
Net used in operating activities	(399)	(965)
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	3	2
Proceeds from related party loans	400	-
Principal payments on loan	-	(483)
Net cash provided by (used in) financing activities	403	(481)
Net increase (decrease) in cash and cash equivalents	4	(1,446)
Cash and cash equivalents at beginning of period	91	2,220
Cash and cash equivalents at end of period	$95	$774

Supplemental disclosure of cash flow information:
Cash interest payments on loan	$-	$36

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited; in thousands)

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2019	March 31, 2018

	(in thousands)
Cash	$95	$772
Cash equivalents	-	2

Total cash and cash equivalents shown in the consolidated statements of cash flows	$95	$774

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION

Principal Operations

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “Acura”, “We”, “Us” or “Our”) is an innovative drug delivery company engaged in the research, development and commercialization of technologies and products intended to address safe use of medications. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Limitx™ Technology is intended to minimize the risks and side effects associated with overdose by retarding the release of active drug ingredients when too many tablets are accidently or purposefully ingested. Our Aversion® Technology is intended to address methods of product tampering associated with opioid abuse by incorporating gelling ingredients and irritants into tablets to discourage abuse by snorting and provide barriers to abuse by injection. Our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine tablets into methamphetamine.

•	Our Limitx Technology is in development with immediate-release tablets containing hydrocodone bitartrate and acetaminophen (also known as LTX-03) as the lead product candidate due to its large market size and its known prevalence of oral excessive tablet abuse and overdose. The technology is designed to retard the release of active opioid drug when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. US commercialization rights to LTX-03 are licensed to Abuse Deterrent Pharmaceuticals LLC (See Note 16).

•	Our Aversion Technology has been licensed to Zyla Life Sciences or Zyla (formerly known as Egalet Corporation) for use in Oxaydo® Tablets (oxycodone HCl, CII), and is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths (See Note 3).

•	Our Impede Technology is used in Nexafed® Tablets (30mg pseudoephedrine HCl) and Nexafed® Sinus Pressure + Pain Tablets (30/325mg pseudoephedrine HCl and acetaminophen). We have licensed to MainPointe Pharmaceuticals, LLC (MainPointe), our Impede Technology in the United States and Canada to commercialize these Nexafed products (See Note 3).

Basis of Presentation, Liquidity and Substantial Doubt in Going Concern

The accompanying unaudited consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of March 31, 2019, we had cash of $95 thousand, working capital deficit of $6.0 million and an accumulated deficit of $385 million. As of September 27, 2019 we had cash of approximately $600 thousand. We had a loss from operations of $0.7 million and a net loss of $0.8 million for the three months ended March 31, 2019. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We had a loss from operations of $3.92 million and a net loss of $3.84 million for the year ended December 31, 2018. We anticipate operating losses to continue for the foreseeable future.

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

On June 28, 2019, we entered into License, Development and Commercialization Agreement (the “Agreement”) with Abuse Deterrent Pharma, LLC (AD Pharma) and the $6.0 million promissory note, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma (See Subsequent Event - Note 16). AD Pharma has the right to terminate the agreement for “convenience”. Should AD Pharma exercise their right to terminate the Agreement, we would need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. In light of AD Pharma’s right to terminate the Agreement “upon convenience”, our auditors have included in their report relating to our 2018 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

New accounting standards which have been adopted on or before March 31, 2019

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which establishes a comprehensive new lease accounting model. The new standard will require most leases (with the exception of leases with terms of one year or less) to be recognized on the balance sheet as a lease liability with a corresponding right-of-use asset. Leases will be classified as an operating lease or a financing lease. The classification of the lease will affect the pattern of expense recognition in the income statement such that operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases" (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, "Leases (Topic 842)-Targeted Improvements" (ASU 2018-11), which addressed implementation issues related to the new lease standard. These and certain other lease-related ASUs have generally been codified in ASC 842. ASC 842 supersedes the lease accounting requirements in Accounting Standards Codification Topic 840, Leases (ASC 840).

The Company adopted ASC 842 using the modified retrospective transition approach as of the effective date, which allows the Company to not adjust the comparative periods presented. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed whether existing or expired contracts contain a lease or the lease classification for existing or expired. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Upon adoption, operating leases was to be reported on the balance sheet as a gross-up of assets and liabilities, however the Company has elected, as an accounting policy, to not recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less. The adoption of the ASC 842 did not have an impact on the Company’s financial statements as has no leases with term of more than 12 months.

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

Zyla Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer and the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the agreement was terminated. We have recorded annual amortization expense of $208 thousand for each of the years 2018 and 2017. Annual amortization of the patent for the years 2019 through 2021 is expected to approximate $208 thousand each year and $52 thousand be quarter.

In January 2015, we and Zyla US, Inc. and Zyla Ltd., each a subsidiary of Zyla Corporation, or collectively Zyla, entered into a Collaboration and License Agreement (the “Zyla Agreement”) to commercialize Aversion Oxycodone (formerly known as Oxecta®) under our tradename Oxaydo. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Zyla Agreement, we transferred the approved New Drug Application, or NDA, for Oxaydo to Zyla and Zyla is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide (the “Territory”) in all strengths, subject to our right to co-promote Oxaydo in the United States. Eaglet launched Oxaydo in the United States late in the third quarter of 2015.

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

Zyla paid us a $5.0 million license fee upon signing of the Zyla Agreement and on October 9, 2015, paid us a $2.5 million milestone in connection with the first commercial sale of Oxaydo. We will be entitled to a one-time $12.5 million sales-based milestone payment when worldwide Oxaydo net sales reach $150 million in a calendar year. We are receiving from Zyla a stepped royalty at percentage rates ranging from mid-single digits to double-digits based on Oxaydo net sales during each calendar year (excluding net sales resulting from our co-promotion efforts). In any calendar year of the agreement in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Zyla’s royalty payment obligations commence on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to Oxaydo). Royalties will be reduced upon the entry of generic equivalents, as well as for payments required to be made by Zyla to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMER

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The Company adopted ASC Topic 606 on January 1, 2018 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. While the While the timing of future revenues under ASC Topic 606 may differ from the Company’s historical accounting practices under ASC Topic 605, the cumulative effect recorded through the Consolidated Statement of Stockholders’ Deficit was zero because there was no change in timing or measurement of revenues for open contracts at January 1, 2018.

Under ASC 606, revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at March 31, 2019.

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

Disaggregation of Total Revenues

The Company has two licenses for currently marketed products containing its technologies; the Nexafed products containing the Impede Technology to MainPointe and Oxaydo containing the Aversion Technology to Zyla. All of the Company’s royalty revenues are earned from these two licenses and from the licensee’s sale of products in the U.S.

Royalty revenues by licensee are summarized below:

	Three Months Ended
	March 31,
	2019	2018

	(in thousands)
Zyla	$55	$190
MainPointe	12	8
Royalty revenues	$67	$198

Contract Balance and Performance Obligations

The Company’s reported contract assets and contract liability balances under the license and collaboration agreements at either March 31, 2019 or December 31, 2018 was $0.00. Contract assets may be reported in future periods under prepaid expenses or other current assets on the balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the balance sheet.

NOTE 5 - RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities. Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and share-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred. We make payments to CROs based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the financial statements as prepaid expenses. We review and charge to expense the amounts for CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO to us. The accrued CRO costs are subject to revisions by us as the study progresses towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known to us. We did not have any remaining obligations under cancelable arrangements, nor did we have any prepaid CRO costs or prepaid clinical trial study expenses at March 31, 2019 or December 31, 2018.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018

	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	598	598
Computer hardware and software	107	107
Machinery and equipment	275	275
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
Total	2,512	2,512
Less: accumulated depreciation	(1,923)	(1,906)
Net property, plant and equipment	$589	$606

We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts. Depreciation expense was $17 thousand and $20 thousand for the three month period ended March 31, 2019 and 2018, respectively. The Company leases administrative office space in Palatine, Illinois on a month to month basis at the rate of approximately $2 thousand per month.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018

	(in thousands)
Cost sharing expenses under license agreement	$269	$237
Other fees and services	26	36
Payroll, payroll taxes and benefits	22	6
Professional services	178	132
Financed premiums on insurance policies	29	102
Clinical, non-clinical and regulatory services	44	63
Property taxes	9	7
Franchise taxes	17	13
Total	$594	$596

NOTE 8 – DEBT

Fully Paid Loan

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

The Company was obligated to pay customary lender fees and expenses, including a one-time facility fee of $50 thousand and the Lender’s expenses, in connection with the Oxford Loan Agreement. Combined with the Company’s own expenses and a $100 thousand consulting placement fee, the Company incurred a total $231 thousand in deferred debt issue costs. We are amortizing these costs, including debt modification additional costs, into interest expense over the term of the Term Loan using the loan’s effective interest rate of 10.16%. In October 2018, we negotiated and settled the Oxford Loan for $1.5 million and recognized a gain of $296 thousand.

Related Party Loans

We have borrowed an aggregate of $4.75 million as of March 31, 2019 (and additional amounts aggregating $250 thousand during the period April 1, 2019 through June 27, 2019) from Mr. Schutte, a related-party, and issued various promissory notes (the Schutte Notes) to him. The Schutte Notes bear interest at prime plus 2.0%, and mature on January 2, 2020, at which time all principal and interest is due, and was unsecured until all obligations to Oxford were satisfied at which time we were required to grant a security interest to Mr. Schutte in all of our assets. Because we believe the Schutte Notes’ rate of interest is below current market rates for us, we impute interest on the below market rate element of the loans using the 10.16% interest rate under the Oxford Loan Agreement and this has aggregated to $181 thousand as of March 31, 2019. We recorded these benefits to interest income in the period we received the loan, with a corresponding like amount as debt discount against the principal amount of the loan. The debt discount will be amortized to interest expense over the term on the loans. At March 31, 2019, the unamortized debt discount balance is $103 thousand and the accrued interest balance is $190 thousand.

The events of default under the Schutte Notes are limited to bankruptcy defaults and failure to pay interest and principal when due on January 2, 2020. The Schutte Notes may be prepaid at any time in whole or in part.

Included in the $4.750 million loan outstanding from Mr. Schutte as of March 31, 2019 is a borrowing of $1.8 million completed on October 5, 2018 where we used $1.5 million of these loan proceeds to fully pay-off the debt outstanding under the Oxford Loan Agreement and therefore, all our assets are pledged as collateral under the Schutte Notes, including our intellectual property.

On June 29, 2019 we borrowed an additional $726 thousand from Mr. Schutte and consolidated the loans in a single note along with the accrued interest (See Subsequent Event - Note 16).

Our debt at March 31, 2019 is summarized below (in thousands):

Debt to Related Party	Current	Long-term	Total
Loans
Balance at Jan. 1, 2019	$-	$4,350	$4,350
Classification	4,350	(4,350)	-
Principal borrowings	400	-	400
Balance at Mar. 31, 2019	$4,750	$-	$4,750

Debt Discount, net	Current	Long-term	Total
Balance at Jan. 1, 2019	$-	$(126)	$(126)
Classification	(126)	126	-
Additions	(9)	-	(9)
Amortization expense	32	-	32
Balance at Mar. 31, 2019	$(103)	$-	$(103)

Debt to Related Party, net at Mar 31, 2019	$4,647	$-	$4,647

Our debt interest expense for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,
Interest expense:	2019	2018
Fully paid term loan	$-	$82
Related party term loans	80	-
Debt discount	32	12
Debt issue costs	-	5
Financed insurance premiums	2	-
Total interest expense	$114	$99
Less: imputed interest income on related party loans	(9)	-
Total interest expense, net	$105	$99

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

Investor is a principal of MainPointe, a Kentucky limited liability company. In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million plus approximately $309 thousand for transferred inventory and equipment. The Company is receiving a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported royalty revenue for the three months ended 2019 and 2018 is $12 thousand and $8 thousand, respectively of royalty revenue from MainPointe (See Note 3).

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

During the period April 1, 2019 through June 27, 2019 we borrowed an aggregate of $250 thousand from Mr. Schutte. On June 28, 2019 we borrowed $726 thousand from Mr. Schutte and consolidated the loans in a single note along with the accrued interest (See Subsequent Event - Note 16.)

NOTE 10 - COMMON STOCK WARRANTS

Our warrant activity for the three months ended March 31, 2019 and 2018 consisted of the following (in thousands except price data):

	Three Months Ended March 31,
	2019		2018
	Number	WAvg Exercise Price	Number	WAvg Exercise Price
Outstanding, Jan. 1	1,842	$0.59	1,842	$0.59
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Modification	-	-	-	-
Outstanding, Mar. 31	1,842	$0.59	1,842	$0.59

In connection with the issuance of the $10.0 million secured promissory notes in December 2013, we issued common stock purchase warrants (“warrants”) exercisable for 60 thousand shares of our common stock having an exercise price of $2.52 per share (after giving effect to our one-for-five reverse stock split) with an expiration date in December 2020. These warrants contain a cashless exercise feature (See Note 8).

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

NOTE 12 - SHARE-BASED COMPENSATION EXPENSE

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

Our share-based compensation expense recognized in the Company’s results of operations from non-cash and cash-portioned instruments issued to our employees and directors comprised the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expense:
Stock options	$2	$13
Restricted stock units	4	7
Subtotal	$6	$20

General and administrative expense:
Stock options	3	34
Restricted stock units	26	22
Subtotal	$29	$56
Total	$35	$76

Stock Option Award Plans

We maintain various stock option plans. A summary of our stock option plan activity during the three month periods ending March 31, 2019 and 2018 is shown below:

	Three Months Ended March 31,
	2019		2018
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, Jan. 1	1,560	$7.38	1,494	$12.33
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(32)	(28.06)	(12)	(32.50)
Outstanding, Mar. 31	1,528	$6.88	1,482	$12.17
Options exercisable	1,296	$8.09	1,235	$14.49

The following table summarizes information about nonvested stock options outstanding at March 31, 2019 (in thousands except price data):

	Number of Options Not Exercisable	Weighted Average Fair Value
Outstanding, Jan. 1, 2019	232	$0.10
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding, Mar. 31, 2019	232	$0.10

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

The intrinsic value of the option awards which were vested and outstanding at each of March 31, 2019 and 2018 was $0 thousand. The total remaining unrecognized compensation cost on unvested option awards outstanding at March 31, 2019 was $15 thousand, and is expected to be recognized in operating expense in varying amounts over the 8 months remaining in the requisite service period.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors; a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan”) and a 2014 Restricted Stock Unit Award Plan (the “2014 RSU Plan”). The 2017 RSU Plan was approved by our shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. The 2014 RSU Plan was approved by shareholders in May 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of March 31, 2019 there are approximately 219 thousand shares available for award under the 2017 RSU Plan and there are no remaining shares available for award under the 2014 RSU Plan.

Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. The RSU awards to our non-employee directors allow for them to receive payment in cash upon the RSU award’s distribution, instead of an exchange into our common stock, for up to 40% of each RSU award. The portion of the RSU award subject to cash settlement is recorded as a liability in the Company’s balance sheet and to either general and administrative expense or research and development expense while being marked-to-market each reporting period until the award is distributed. The liability was $6 thousand and $11 thousand at March 31, 2019 and December 31, 2018, respectively.

The compensation cost to be incurred by the Company on a granted RSU award without a cash settlement option is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized over the vesting period of the RSU award to either general and administrative expense or research and development expense and recorded as additional paid-in capital.

A summary of the grants under the RSU Plans as of March 31, 2019 and 2018, and for the three month period then ended consisted of the following (in thousands):

	Three Months Ended March 31,
	2019		2018

	(in thousands)
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	951	459	462	262
Granted	333	-	267	-
Distributed	(267)	(267)	(262)	(262)
Vested	-	83	-	66
Forfeited or expired	-	-	-	-
Outstanding, Mar. 31	1,017	275	467	66

Information about the award activity under the RSU Plans is as follows:

•	In December 2017, we awarded 200 thousand RSUs to employees and such RSU awards were fully vested on December 31, 2018. Distribution of these awards and the exchange into common stock will occur in one third amounts on each of January 1, 2020, 2021 and 2022. The employees have the option to pay the par value of the common stock and settle payroll withholding taxes in shares of common stock they would otherwise be receiving resulting in a net share settlement.
•	In January 2017, we awarded approximately 60 thousand RSUs to each of our non-employee directors. Such awards vested 25% at the end of each calendar quarter during 2017. In January 2018, these awards were distributed and they were exchanged into 214 thousand shares of our common stock while 24 thousand RSUs were settled in cash. There were also 24 thousand RSUs exchanged into common stock from prior year awards.
•	In January 2018, we awarded approximately 67 thousand RSUs to each of our non-employee directors. Such awards vested 25% at the end of each calendar quarter during 2018. In January 2019, these awards were distributed and they were exchanged into 267 shares of our common stock.
•	In December 2018, we awarded 492 thousand RSUs to employees and such RSU awards will vested in full on December 31, 2019. Distribution of these awards and the exchange into common stock will occur in one third amounts on each of January 1, 2021, 2022 and 2023. The employees have the option to pay the par value of the common stock and settle payroll withholding taxes in shares of common stock they would otherwise be receiving resulting in a net share settlement.
•	In January 2019, we awarded approximately 83 thousand RSUs to each of our non-employee directors. Such awards vest 25% at the end of each calendar quarter during 2019. These awards will be distributed and exchanged into common stock will occur in one third amounts on each of January 2020 and up to 40% of the award can be settled in cash.

NOTE 13 – INCOME TAXES

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $171.8 million gross Federal NOLs at December 31, 2018 (of which approximately $167.7 million were generated prior to 2018). Because we believe the ability for us to use these NOLs generated prior to January 1, 2018 to offset any future taxable income is severely limited as prescribed under Internal Revenue Code (“IRC”) Section 382, we had estimated and recorded an amount for the likely limitation to our deferred tax asset in the fourth quarter of 2017, thereby reducing the aggregate estimated benefit of the Federal NOLs available to us of approximately $1.0 million at December 31, 2017. We believe the gross Federal NOL benefit we generated prior to January 1, 2018 to offset taxable income is less than $150 thousand annually. As prescribed under Internal Revenue Code, any unused Federal NOL benefit from the annual limitation can be accumulated and carried forward to the subsequent year and will expire if not used in accordance with the NOL carried forward term of 20 years or 2037, if generated before 2018 and Federal NOLs generated after 2017 can be carried forward indefinitely. Future common stock transactions, such as the exercise of common stock purchase warrants or the conversion of debt into common stock, may cause another qualifying event under IRC 382 which may further limit our utilization of our NOLs (See Subsequent Event - Note 16).

The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both March 31, 2019 and December 31, 2018, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 14 – NET LOSS PER SHARE

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to vested Restricted Stock Units (“RSUs”) (See Note 12). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2019 or 2018 as the Company reported a net loss for the three month periods, and including the effects of the common stock equivalents in the diluted EPS calculations would have been antidilutive. The weighted-average common shares outstanding diluted computation is not impacted during any period where the exercise price of a stock option or common stock warrant is greater than the average market price.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following:

	Three months Ended March 31,
	2019	2018

	(in thousands except per share data)
EPS – basic and diluted
Numerator: net loss	$(788)	$(1,494)
Denominator:
Common shares	21,300	21,033
RSUs – vested	193	1
Basic weighted average shares outstanding	21,493	21,034
EPS – basic and diluted	$(0.04)	$(0.07)

Excluded securities:
Common stock issuable:
RSUs – nonvested	742	401
Stock options – vested and nonvested	1,528	1,482
Common stock warrants	1,842	1,842
Total excluded potentially dilutive shares	4,112	3,725

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

None of the plaintiffs in the lawsuits filed to date have confirmed that they ingested any of the generic metoclopramide manufactured by us. We discontinued manufacture and distribution of generic metoclopramide more than 20 years ago. All of these lawsuits have been effectively dismissed with the exception of less than ten pending Philadelphia cases that we expect will be finally dismissed without the need for any action by us. We expect that the Court will finally dismiss the small number of remaining Pennsylvania-based cases against us with prejudice by the end of the fourth quarter of 2019. Legal fees related to this matter have been covered by our insurance carrier. Based upon the current status and evaluation, we have not accrued for any potential loss related to these matters as of March 31, 2019.

NOTE 16 – SUBSEQUENT EVENTS

Related Party Transaction – Loans

From April 1, 2019 and through June 27, 2019, we borrowed an aggregate of $250 thousand from Mr. Schutte and issued various promissory notes to him with the same terms and conditions from the previous loans. On June 28, 2019 the aggregate principal of the promissory notes was $5.0 million and the accrued interest was $274 thousand. On June 28, 2019 we borrowed $726 thousand from Mr. Schutte, bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, granted conversion rights into 37.5 million shares of our common stock at a price of $0.16 per share, issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share, and granted a security interest in all of the Company’s assets. The $6.0 million promissory note, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019. On July 2, 2019 we received the $726 thousand proceeds of the loan.

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

AD Pharma may terminate the Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA within 18 months, AD Pharma may terminate the Agreement and take ownership of the intellectual property. On July 2, 2019 we received the first monthly license payment of $350 thousand and have received subsequent monthly license payments in August and September 2019.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “indicate,” “intend,” “look forward to,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “suggest,” “target,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to known and unknown risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in our 2018 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission and in Item 1A of this Report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Accordingly, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Company Overview

We are an innovative drug delivery company engaged in the research, development and commercialization of technologies and products intended to address safe use of medications. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Limitx™ Technology is being developed to minimize the risk of opioid overdose, our Aversion® Technology is intended to address methods of abuse associated with opioid analgesics while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine, or PSE, into methamphetamine. Oxaydo Tablets (oxycodone HCl, CII), which utilizes the Aversion Technology, is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. On January 7, 2015, we entered into a Collaboration and License Agreement with Zyla US, Inc. and Zyla Ltd., each a subsidiary of Zyla Corporation, or collectively Zyla, pursuant to which we exclusively licensed to Zyla worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the U. S. Food and Drug Administration, or FDA, for marketing in the United States in 5mg and 7.5mg strengths. Zyla launched Oxaydo in the United States late in the third quarter of 2015. We are not actively developing product candidates utilizing our Aversion Technology.

We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. On March 16, 2017, we and MainPointe Pharmaceuticals, LLC, or MainPointe, entered into a License, Commercialization and Option Agreement, or the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede technology in the U.S. and Canada to commercialize our Nexafed products. The MainPointe Agreement also grants MainPointe the option to expand the licensed territory to the European Union, Japan and South Korea and to add additional pseudoephedrine-containing products utilizing our Impede technology. MainPointe is controlled by John Schutte, (Mr. Schutte), who became our largest shareholder pursuant to a private placement completed in July 2017.

Our third abuse deterrent technology, Limitx, is designed to retard the release of active drug ingredients when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. We have completed four clinical studies of various product formulations utilizing the Limitx Technology which have demonstrated proof-of-concept for the Limitx Technology and will allow us to advance a product to development for a New Drug Application, or NDA. Studies AP-LTX-400, or Study 400, and Study AP-LTX-401, or Study 401, both utilizing our LTX-04 hydromorphone formulation demonstrated the mean maximum drug concentration in blood, or Cmax, was reduced in healthy adult fasted subjects by 50% to 65% when excessive buffer levels were ingested or a situation consistent with over-ingestion of tablets. Study AP-LTX-301, or Study 301 demonstrated drug Cmax from LTX-03, a Limitx hydrocodone bitartrate and acetaminophen combination product, in healthy adult fasted subjects trended toward bioequivalence in test formulations A through E and showed an increasing reduction in Cmax for formulations F through H; in which formulations A though H had increasing incremental amounts of buffer starting with no buffer in formulation A. We believe the results of Study 301 demonstrated that LTX-03 is a formulation that optimizes the balance between effective blood levels of drug for pain relief at a single tablet dose while retarding bioavailability of drug when multiple tablets are ingested. The FDA designated the development program for LTX-04 as Fast Track, which is designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. However, we intend to advance LTX-03, which combines the hydrocodone micro-particles, acetaminophen and buffer ingredients into a single tablet, as our lead Limitx product candidate due to its larger market size and its known prevalence of oral excessive tablet abuse and overdose, and we voluntarily placed the Investigational New Drug Application, or IND, for LTX-04 on inactive status. We submitted an IND for LTX-03 to the FDA in the first quarter of 2018 in order to advance to NDA development, which became effective in April 2018.

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

Development of our abuse deterrent products, such our Aversion (if recommenced) product candidates, will require one or more abuse deterrent studies consistent with the FDA 2015 published guidance for industry on the evaluation and labeling of abuse-deterrent opioids (the “2015 Guidance”). These studies may include in vitro laboratory studies to determine, among other things, syringeability of the formulation, extractability of the opioid, and particle size of the crushed product. It is also expected that development will include human abuse liability studies comparing the abuse liability of our product candidates to currently marketed products. Because our products use known active ingredients in approved dosage strengths, the safety and efficacy of the opioid will need to be established by a series of pharmacokinetic studies demonstrating: (a) bioequivalence to an approved reference drug, (b) food effect of our formulations, and (c) dose proportionality of our formulation. A product candidate that does not achieve satisfactory pharmacokinetic results may require a phase III clinical pain study.

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

In June 2019, FDA issued a draft for public comment guidance on a Benefit-Risk Assessment Framework for Opioid Analgesic Drugs. The guidance indicates FDA will “consider the public health risks of the [opioid] drug related to misuse, abuse, opioid use disorder, accidental exposure, and overdose in both patients and nonpatients, as well as any properties of the drug that may mitigate such risks”. We intend to develop our Limitx Technology products consistent with this pending guidance and perform studies to demonstrate our drug candidates have properties to mitigate the risk of overdose. Further development will likely also entail additional safety and/or efficacy assessment as may be identified by the FDA for each specific formulation during the Investigational New Drug application, or IND, or NDA phase of development.

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

MainPointe has the option to expand the licensed territory beyond the United States and Canada to the European Union (and the United Kingdom), Japan and South Korea for payments of $1.0 million, $500 thousand and $250 thousand, respectively. In addition, MainPointe has the option to add to the MainPointe Agreement certain additional products, or Option Products, containing PSE and utilizing the Impede technology for a fee of $500 thousand per product (for all product strengths), including the product candidate Loratadine with pseudoephedrine (following termination of the Bayer Agreement). ). MainPointe has assigned its option rights to a Nexafed 12-hour formulation to AD Pharma. If the territory has been expanded prior to the exercise of a product option, the option fee will be increased to $750 thousand per product. If the territory is expanded after the payment of the $500 thousand product option fee, a one-time $250 thousand fee will be due for each product. If a third party is interested in developing or licensing rights to an Option Product, MainPointe must exercise its option for that product or its option rights for such product will terminate. . On June 28, 2019, we granted authority to MainPointe to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended- release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength) and waived the $500 thousand option fee.

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

We expect that any of our other Impede Technology products will be marketed pursuant to an NDA or ANDA and will be subject to a label approved by the FDA. We expect that such a label will require submission of our scientifically derived abuse liability data and we intend to seek descriptions of our abuse liability studies in the FDA approved product label, although there can be no assurance that this will be the case.

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

Patents and Patent Applications

We have the following issued patents covering, among other things, our Limitx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033
9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033
9,662,393 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	May 2017	Nov. 2033
2,892,908 (CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
5,922,851 (JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	July 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023
9,492,443 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Nov. 2016	Nov. 2023

We have the following additional issued patents relating to our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,476,402 (US)	Pharmaceutical compositions of certain combinations of kappa and mu opioid receptor agonists and other ingredients intended to deter opioid analgesic product misuse and abuse	Jan. 2009	Nov. 2023
8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	July 2014	Nov. 2023
2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027
175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
1694260 (EUR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patents covering, among other things, our Nexafed product line and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032
9,757,466 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Sept. 2017	Feb. 2032
10,004,699 (US)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Jun. 2018	Dec. 2035
2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sept. 2030
218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jan. 2016	Sept. 2030
2015274936 (AUS)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Sept. 2018	June 2035
13102020.5 (HK)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Oct. 2016	Sept. 2030

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

Reference is made to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion, among other things, of patent applications and patents owned by third parties, including claims that may encompass our Aversion Technology and Oxaydo tablets, and the risk of infringement, interference or opposition proceedings that we may be subject to arising from such patents and patent applications.

Company’s Present Financial Condition

At March 31, 2019 and December 31, 2018, we had cash of $0.1 million. We had an accumulated deficit of $385 million at March 31, 2019. We had loss from operations of $0.7 million and net loss of $0.8 million for the three months ended March 31, 2019 and we had a net loss from operations of $3.92 million and a net loss of $3.84 million for the year ended December 31, 2018.

On June 28, 2019, we entered into License, Development and Commercialization Agreement (the Agreement) with Abuse Deterrent Pharma, LLC. The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include monthly license payments by AD Pharma of $350,000 up to the earlier of 18 months or FDA’s acceptance of a New Drug Application (NDA) for LTX-03 and reimbursement by AD Pharma of Acura’s LTX-03 outside development expenses. Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones. However, if the NDA application for LTX-03 is not accepted by the FDA within 18 months, AD Pharma may terminate the Agreement and take ownership of the intellectual property.

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

Three months Ended March 31, 2019 Compared to Three months Ended March 31, 2018

	March 31
	2019	2018	Increase (decrease)

	$000’s			Percent
Revenues:
Royalty revenue	$67	$198	$(131)	(66)%

Expenses:
Research and development	313	650	(337)	(52)
General and administrative	437	943	(506)	(54)
Total operating expenses	750	1,593	(843)	(53)
Operating loss	(683)	(1,395)	(712)	(51)

Interest expense, net	(105)	(99)	6	6
Loss before income taxes	(788)	(1,494)	(706)	(47)
Provision for income taxes	-	-	-	-
Net loss	$(788)	$(1,494)	$(706)	(47)%

Revenue

Royalty Revenue

In connection with our agreement with Zyla for Oxaydo tablets, we earn a royalty based on Oxaydo net sales. We recognized $55 thousand and $190 thousand of royalty revenue during the three months ended March 31, 2019 and 2018, respectively. Included in the 2018 results is a one-time benefit of $89 thousand on royalty revenue reported to us by Zyla for the effect of their adoption of ASC 606 on Oxaydo net sales.

In connection with our agreement with MainPointe for the Nexafed products, we earn a royalty of 7.5% on net sales. We recognized $12 thousand and $8 thousand of royalty revenue during the three months ended March 31, 2019 and 2018, respectively.

Expenses

Research and Development

Research and development expense is primarily associated with our Limitx Technology development activity. Included in each of March 31, 2019 and 2018 reported quarterly expenses are share-based compensation expenses of approximately $6 thousand and $20 thousand, respectively. Excluding the share-based compensation expense, our research and development expenses decreased by $323 thousand between reporting periods primarily in the categories of salaries, company insurance premiums and outside clinical and development expenses.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the March 31, 2019 and 2018 quarterly results are share-based compensation expenses of approximately $29 thousand and $56 thousand, respectively. Excluding this share-based compensation expense, our general and administrative expenses decreased by $479 thousand between reporting periods, resulting primarily in the categories of salaries, company insurance premiums, patent and general legal activities, director compensation, and investment and accounting consulting fees.

Interest Expense, net

During the three months ended March 31, 2019 and 2018, we incurred net interest expense on our term loans of $105 thousand and $99 thousand, respectively. The term loan from Oxford having a maturity date of December 1, 2018, was negotiated and settled in October 2018 using loan proceeds from Mr. Schutte.

Income Taxes

Our results for 2019 and 2018 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Liquidity and Capital Resources

At March 31, 2019 and December 31, 2018, we had cash of $0.1 million. As of September 27, 2019 our cash balance was approximately $600 thousand. Additionally, the License, Development and Commercialization Agreement dated June 28, 2019 (the “Agreement”) requires AD Pharma to pay us monthly license payments of $350,000 from July 2019 through November 2020 and pay all outside development costs for LTX-03.

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

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements, in the Company’s 2018 Annual Report on Form 10-K, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's critical accounting policies described in the 2018 Annual Report are also applicable to 2019.

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

(b)     Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 15, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Item 1A. Risk Factors

Investors in our common stock should consider the following risk factors, in addition to those risk factors set forth in our 2018 Annual Report on Form 10-K:

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us; if we fail to raise additional funding we will cease operations and/or seek protection under applicable bankruptcy laws.

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies of our Limitx product candidates and the cost, timing and outcomes of regulatory approval for our Limitx product candidates. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time. As of September 27, 2019 our cash balance was approximately $600 thousand. Additionally, the Agreement with AD Pharma calls for monthly license payments of $350,000 from July 2019 through November 2020 and as well as their payment of all outside development costs for LTX-03. We expect these amounts will fund operations through 2020. The monthly payments by AD Pharma cease in November 2020 at which time the Company will need to have additional capital to fund operations until such time as LTX-03 is approved and royalty payments commence. To fund further operations beyond December 2020, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies or explore a variety of capital raising and other transactions to provide additional funding.

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

Item 6. Exhibits

The exhibits required by this Item are listed below.

10.46	Promissory Note Dated March 25, 2019

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 1, 2019	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer