Form 10-Q
period 2019-06-30
ACURA PHARMACEUTICALS, INC
filed 2020-02-10
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ACUR	OTC Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $0.01 par value	Shares outstanding as of February 10, 2020: 21,650,294

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “Acura”, “we”, “us” and “our” refer to Acura Pharmaceuticals Inc. and its subsidiary. The Acura logo is our trademark and Acura Pharmaceuticals is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	June 30, 2019	December 31, 2018
Assets:
Cash	$15	$91
Royalty receivable	44	137
Receivable from related party	725	-
Prepaid expenses and other current assets	48	166
Income tax receivable	67	67

Total current assets	899	461
Income tax receivable	68	68
Property, plant and equipment, net (Note 6)	572	606
Intangible asset, net of accumulated amortization of $1,086 and $983 (Note 3)	914	1,017

Total assets	$2,453	$2,152

Liabilities:
Accounts payable	$674	$605
Accrued expenses (Note 7)	689	596
Other current liabilities	9	11
Sales returns liability	223	223
Total current liabilities	1,595	1,435

Convertible debt to related party, net of discounts (Note 8)	6,000	4,224
Accrued interest to related party (Note 8)	4	110
Total liabilities	7,599	5,769

Commitments and contingencies (Note 15)

Stockholders’ deficit:
Common stock - $0.01 par value per share; 100,000 shares authorized, 21,300 and 21,034 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	213	210
Additional paid-in capital	382,992	380,395
Accumulated deficit	(388,351)	(384,222)

Total stockholders’ deficit	(5,146)	(3,617)

Total liabilities and stockholders’ deficit	$2,453	$2,152

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands except per share amounts)

	Three months Ended June 30,		Six months Ended June 30,
	2019	2018	2019	2018
Revenues:
Royalty revenue	$46	$76	$113	$274

Expenses:
Research and development	262	477	575	1,127
General and administrative	406	846	843	1,789
Total expenses	668	1,323	1,418	2,916

Operating loss	(622)	(1,247)	(1,305)	(2,642)
Loss on debt extinguishment	(2,600)	-	(2,600)	-
Interest expense, net (Note 10)	(119)	(14)	(224)	(113)
Loss before income taxes	(3,341)	(1,261)	(4,129)	(2,755)
Provision for income taxes	-	-	-	-
Net loss	(3,341)	$(1,261)	$(4,129)	$(2,755)

Net loss per share:
Basic	$(0.15)	$(0.06)	$(0.19)	$(0.13)
Diluted	$(0.15)	$(0.06)	$(0.19)	$(0.13)
Weighted average number of shares outstanding:
Basic	21,872	21,101	21,684	21,068
Diluted	21,872	21,101	21,684	21,068

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED STOCKHOLDERS' DEFICIT

(Unaudited; in thousands)

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2019	21,034	$210	$380,395	$(384,222)	$(3,617)
Net loss	-	-	-	(788)	(788)
Non-cash share-based compensation	-	-	29	-	29
Net distribution of common stock pursuant to restricted stock unit award plan	266	3	12	-	15
Balance at March 31, 2019	21,300	213	380,436	$(385,010)	$(4,361)
Net loss	-	-	-	(3,341)	(3,341)
Non-cash share-based compensation	-	-	29	-	29
Debt premium from debt modification	-	-	1,382	-	1,382
Issuance of warrant	-	-	1,145	-	1,145
Balance at June 30, 2019	21,300	213	382,992	$(388,351)	$(5,146)

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2018	20,796	$208	$380,145	$(380,380)	$(27)
Net loss	-	-	-	(1,494)	(1,494)
Non-cash share-based compensation	-	-	62	-	62
Net distribution of common stock pursuant to restricted stock unit award plan	238	2	32	-	34
Balance at March 31, 2018	21,034	210	380,239	$(381,874)	$(1,425)
Net loss	-	-	-	(1,261)	(1,261)
Non-cash share-based compensation	-	-	60	-	60
Balance at June 30, 2018	21,034	210	380,299	$(383,135)	$(2,626)

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(4,129)	$(2,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34	38
Non-cash share-based compensation	58	122
Capitalized debt discount	(13)	(74)
Amortization of debt discount and deferred debt issuance costs	66	34
Amortization of intangible asset	103	103
Loss on debt extinguishment	2,600	-
Changes in assets and liabilities:
Royalty receivable	93	(23)
Receivable from related party	(725)	-
Prepaid expenses and other current assets	118	121
Accounts payable	69	659
Refundable retainer deposits	-	(100)
Accrued expenses	94	(144)
Accrued interest on loan	-	75
Accrued interest on related party loans	(106)	-
Other current liabilities	(2)	10
Net cash used in operating activities	(1,740)	(1934)
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	14	2
Proceeds from related party loans	1,650	1,500
Principal payments on loan	-	(1,220)
Net cash provided by financing activities	1,664	282
Net decrease in cash	(76)	(1,652)
Cash at beginning of period	91	2,220
Cash at end of period	$15	$568

Supplemental disclosure of cash flow information:
Cash interest payments on loan	$-	$78

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited; in thousands)

Supplemental disclosures of noncash investing and financing activities:

Six months Ended June 30, 2019

1.	The imputed interest on the below market rate element of the related party $650 loans made to the Company through June 27, 2019, amounted to $13, and was recorded in interest income with a corresponding like amount recorded as debt discount against the principal amount of the loan.
2.	On June 28, 2019, modifications made to the related party $5,000 loan resulted in debt extinguishment. A $2,600 loss on debt extinguishment was recorded comprising $1,150 for a common stock purchase warrant issued to the related party lender, the excess fair value premium on the newly issued convertible debt of $1,380, and the write-off of unamortized debt discount of approximately $70.
3.	Accrued interest due of $274 on the related party $5,000 loan was rolled into principal under modifications made to the loan occurring on June 28, 2019 and the related party receivable of $725 was received on July 2, 2019.

Six months Ended June 30, 2018

1.	The imputed interest on the below market rate element of the related party $1,500 loans, amounted to $74, and was recorded in interest income with a corresponding like amount recorded as debt discount against the principal amount of the loan.

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

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

•	Our Limitx Technology is in development with immediate-release tablets containing hydrocodone bitartrate and acetaminophen (also known as LTX-03) as the lead product candidate due to its large market size and its known prevalence of oral excessive tablet abuse and overdose. The technology is designed to retard the release of active opioid drug when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. US commercialization rights to LTX-03 are licensed to Abuse Deterrent Pharmaceuticals LLC (See Note 3).

•	Our Aversion Technology has been licensed to Zyla Life Sciences or Zyla (formerly known as Egalet Corporation) for use in Oxaydo® Tablets (oxycodone HCl, CII), and is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths (See Note 3).

•	Our Impede Technology is used in Nexafed® Tablets (30mg pseudoephedrine HCl) and Nexafed® Sinus Pressure + Pain Tablets (30/325mg pseudoephedrine HCl and acetaminophen). We have licensed to MainPointe Pharmaceuticals, LLC (MainPointe), our Impede Technology in the United States and Canada to commercialize these Nexafed products (See Note 3).

Basis of Presentation, Liquidity and Substantial Doubt in Going Concern

The accompanying unaudited consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of June 30, 2019, we had cash of $15 thousand, working capital deficit of $696 thousand and an accumulated deficit of $388 million. We had a loss from operations of $1.3 million and a net loss of $4.1 million for the six months ended June 30, 2019. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We had a loss from operations of $3.92 million and a net loss of $3.84 million for the year ended December 31, 2018. We anticipate operating losses to continue for the foreseeable future. As of February 10, 2020 we had cash of approximately $800 thousand.

On June 28, 2019, we entered into with Abuse Deterrent Pharma, LLC (AD Pharma), a License, Development and Commercialization Agreement (the “AD Pharma Agreement”). AD Pharma has the right to terminate the AD Pharma Agreement for “convenience”. Under the AD Pharma Agreement, the required monthly license payments by AD Pharma will only continue until November 2020 if AD Pharma does not exercise their right to terminate the AD Pharma Agreement. To fund further operations beyond December 2020, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies or explore a variety of capital raising and other transactions to provide additional funding. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, there will be substantial doubt about the Company’s ability to continue as a going concern and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. Should AD Pharma exercise their right to terminate the AD Pharma Agreement, we would need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. In light of AD Pharma’s right to terminate the Agreement “upon convenience”, our auditors included in their report relating to our 2018 financial statements a “going concern” explanatory paragraph as to substantial doubt on our ability to continue as a going concern.

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

New accounting standards which have been adopted on or before June 30, 2019

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

The Company adopted ASC 842 using the modified retrospective transition approach during Q1 2019, which allows the Company to not adjust the comparative periods presented. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed whether existing or expired contracts contain a lease or the lease classification for existing or expired. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Upon adoption, operating leases was to be reported on the balance sheet as a gross-up of assets and liabilities, however the Company has elected, as an accounting policy, to not recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less. The adoption of ASC 842 did not have an impact on the Company’s financial statements as the Company has no leases with term of more than 12 months.

NOTE 3 – LICENSE AND COLLABORATION AGREEMENTS

The Company’s revenues are comprised of amounts earned under its license and collaboration agreements and royalties. Revenue recognition occurs when a customer obtains control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services based on a short-term credit arrangement.

AD Pharma Agreement covering LTX-03

On June 28, 2019 we entered into with Abuse Deterrent Pharma, LLC (“AD Pharma”), a License, Development and Commercialization Agreement (the "AD Pharma Agreement"), for the development and license of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™. Acura will receive a monthly license payment of $350 thousand by AD Pharma for 18 months until November 2020. The first license payment was received July 2, 2019. AD Pharma will pay for and reimburse Acura for all outside development costs on LTX-03. If the NDA filing for LTX-03 is not accepted by the FDA within 18 months, AD Pharma may terminate the AD Pharma Agreement and take ownership of the Limitx intellectual property. AD Pharma does have the right to terminate the AD Pharma Agreement anytime for “convenience”. AD Pharma retains commercialization rights from which Acura will receive stepped royalties on sales and potential sales related milestones.

We also granted authority to MainPointe Pharmaceuticals, LLC (MainPointe) to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength. (See MainPointe Agreement covering Nexafed products). The Option Product exercise price of $500 thousand is waived if the exercise of the option occurs by June 28, 2024 (five years from the effective date of the AD Pharma Agreement).

On June 28, 2019 Mr. John Schutte assigned and transferred to AD Pharma his $6.0 million promissory note, the common stock purchase warrant for 10.0 million common shares, and the security agreement granting a security interest in all of the Company’s assets. (See Note 8). Mr. Schutte is our largest shareholder and directly owns approximately 47.5% of our common stock (after giving effect to the exercise of remaining common stock purchase warrants he holds). Mr. Schutte controls MainPointe and is the principal investor in AD Pharma.

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

In accordance with the Zyla Agreement, we and Zyla formed a joint steering committee to coordinate commercialization strategies and the development of product line extensions although no meetings were held in 2019 or to date in 2020. Zyla is responsible for the fees and expenses relating to the Oxaydo NDA and product line extensions of Oxaydo, provided that Zyla will pay a substantial majority of the fees and expenses and we will pay for the remaining fees and expense relating to (i) annual NDA PDUFA product fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States. Zyla will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Zyla is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Zyla will have final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Zyla may develop Oxaydo for other countries and in additional strengths, in its discretion.

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

On June 28, 2019, we granted authority to MainPointe to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength. The Option Product exercise price of $500 thousand is waived if the exercise of the option occurs by June 28, 2024 (five years from the effective date of the AD Pharma Agreement).

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

Under ASC 606, revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at June 30, 2019.

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

On June 28, 2019 we entered into an agreement with AD Pharma for the development and license of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ having a monthly license payment of $350 thousand by AD Pharma for 18 months until November 2020. The first license payment was received July 2, 2019.

Royalty revenues by licensee are summarized below:

	Three months Ended June 30,		Six months Ended June 30,
	2019	2018	2019	2018
Egalet	$43	$70	$98	$260
MainPointe	3	6	15	14
Royalty revenues	$46	$76	$113	$274

Contract Balance and Performance Obligations

The Company’s reported contract assets and contract liability balances under the license and collaboration agreements at either June 30, 2019 or December 31, 2018 was $0. Contract assets may be reported in future periods under prepaid expenses or other current assets on the balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the balance sheet.

NOTE 5 - RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities. Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and share-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred. We make payments to CROs based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the financial statements as prepaid expenses. We review and charge to expense the amounts for CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO to us. The accrued CRO costs are subject to revisions by us as the study progresses towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known to us. We did not have any remaining obligations under cancelable arrangements, nor did we have any prepaid CRO costs or prepaid clinical trial study expenses at June 30, 2019 or December 31, 2018.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	598	598
Computer hardware and software	107	107
Machinery and equipment	275	275
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
Total	2,512	2,512
Less: accumulated depreciation	(1,940)	(1,906)
Net property, plant and equipment	$572	$606

We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts. Depreciation expense was $34 thousand and $38 thousand for the six month periods ended June 30, 2019 and 2018, respectively and was $17 thousand and $18 thousand for the three month periods ended June 30, 2019 and 2018. The Company leases administrative office space in Palatine, Illinois on a month to month basis at the rate of approximately $2 thousand per month.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Cost sharing expenses under license agreement	$300	$237
Other fees and services	26	36
Payroll, payroll taxes and benefits	7	6
Professional services	249	132
Financed premiums on insurance policies	36	102
Clinical, non-clinical and regulatory services	44	63
Property taxes	4	7
Franchise taxes	23	13
Total	$689	$596

NOTE 8 – DEBT

Fully Paid Loan

In December 2013, we entered into a Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (“Oxford” or the “Lender”), for a term loan to the Company in the principal amount of $10.0 million (the “Term Loan”). In October 2018 we borrowed $1.8 million from Mr. Schutte and used $1.5 million from the loan proceeds to negotiate, settle and pay-off in full the Oxford Loan for $1.5 million. We recognized a net gain of $296 thousand on the debt settlement. All security interests of Oxford with respect to the Oxford Term Loan have been released.

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

The Company was obligated to pay customary lender fees and expenses, including a one-time facility fee of $50 thousand and the Lender’s expenses, in connection with the Oxford Loan Agreement. Combined with the Company’s own expenses and a $100 thousand consulting placement fee, the Company incurred a total $231 thousand in deferred debt issue costs. We have amortized these costs, including debt modification additional costs, into interest expense over the term of the Term Loan using the loan’s effective interest rate of 10.16%.

Related Party Convertible Loan

From January 1, 2019 and through June 27, 2019, we borrowed an aggregate of $650 thousand from Mr. Schutte and issued various promissory notes to him with the same terms and conditions from the previous loans. Because we believed the Schutte Notes’ rate of interest is below current market rates for us, we imputed interest on the below market rate element of the loans using the 10.16% interest rate under the Oxford Loan Agreement and this has aggregated to $185 thousand as of June 27, 2019. We recorded these benefits to interest income in the period we received the loan, with a corresponding like amount as debt discount against the principal amount of the loan. The debt discount will be amortized to interest expense over the term on the loans. All our assets are pledged as collateral under the Schutte Notes, including our intellectual property.

On June 27, 2019 the aggregate amount of the loans made to the Company by Mr. Schutte aggregated $5.0 million. On June 28, 2019 we entered into an agreement to borrow an additional $725 thousand from Mr. Schutte, which was received on July 2, 2019, bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, granted principal and interest conversion rights into shares of our common stock at a price of $0.16 per share, issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share, and granted a security interest in all of the Company’s assets, which includes our intellectual property. The principal amount of the loan is convertible into 37.5 million shares of our common stock. The modifications to the loan and the method of accounting for the loan changes resulted in a $2.6 million loss on debt extinguishment. The $6.0 million promissory note, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019.

The events of default under the $6.0 million note are limited to bankruptcy defaults, failure to pay interest and principal when due on July 1, 2023 or upon the termination of the AD Pharma agreement covering LTX-03. The $6.0 million note may be prepaid at any time in whole or in part but only with the consent of the noteholder.

Our debt interest expense for the three and six month months ended June 30, 2019 and 2018 consisted of the following:

	Three months Ended June 30,		Six months Ended June 30,
	2019	2018	2019	2018
Interest expense:
Fully paid term loan	$-	$63	$-	$145
Related party term loans	88	8	168	8
Debt discount	34	13	66	24
Debt issue costs	-	4	-	10
Financed insurance premiums	1	-	3	-
Total interest expense	$123	$88	$237	$187
Less: imputed interest income on related party loan	(4)	(74)	(13)	(74)
Total interest expense, net	$119	$14	$224	$113

NOTE 9 – RELATED PARTY TRANSACTIONS

Private Placement with Mr. John Schutte

In July 2017, we completed a $4.0 million private placement with Mr. John Schutte (sometimes referred to as the “Investor”), consisting of 8,912,655 units (“Units”) of the Company, at a price of $0.4488 per Unit (the “Transaction”). Each Unit consists of one share of common stock and a warrant to purchase one fifth (0.2) of a share of common stock. The issue price of the Units was equal to 85% of the average last sale price of our common stock for the five trading days prior to completion of the Transaction. The warrants are immediately exercisable at a price of $0.528 per share (which equals the average last sale price of the Company’s common stock for the five trading days prior to completion of the Transaction) and expire five years after issuance (subject to earlier expiration in event of certain acquisitions). We have assigned a relative fair value of $495 thousand to the warrants out of the total $4.0 million proceeds from the private placement transaction and have accounted these warrants as equity. The Transaction was completed through a private placement to an accredited investor and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933.

MainPointe Pharmaceuticals LLC

Investor is a principal of MainPointe Pharmaceuticals LLC, a Kentucky limited liability company (“MainPointe”). In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million plus approximately $309 thousand for transferred inventory and equipment. The Company is receiving a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported royalty revenue for the three months ended 2019 and 2018 is $3 thousand and $6 thousand, respectively and for the six months ended 2019 and 2018 is $15 thousand and $14 thousand, respectively of royalty revenue from MainPointe (See Note 3).

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

Loans with Mr. John Schutte

During the period January 1, 2019 through June 27, 2019 we borrowed an aggregate of $650 thousand from Mr. John Schutte. On June 28, 2019 we borrowed an additional $725 thousand from Mr. Schutte, bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, granted conversion rights of principal and interest into shares of our common stock at a price of $0.16 per share, issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share, and granted a security interest in all of the Company’s assets, which includes our intellectual property. The principal amount of the note is convertible into 37.5 million shares of our common stock. The $6.0 million promissory note, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019.

AD Pharma Agreement covering LTX-03

On June 28, 2019, we entered into a License, Development and Commercialization Agreement (the "AD Pharma Agreement") with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors that will finance Acura’s operations and completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. The AD Pharma Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include:

•	Monthly license payments to Acura by AD Pharma of $350 thousand up to the earlier of 18 months or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03;

•	Reimbursement by AP Pharma of Acura’s LTX-03 outside development expenses;
•	Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones; and
•	Acura authorizes MainPointe to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength).

AD Pharma may terminate the AD Pharma Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA within 18 months, AD Pharma may terminate the AD Pharma Agreement and take ownership of the intellectual property. On July 2, 2019 we received the first monthly license payment of $350 thousand. As of February 10, 2020 we have received the required monthly license payments through January 2020.

NOTE 10 – COMMON STOCK WARRANTS

Our warrant activity for the six months ended June 30, 2019 and 2018 consisted of the following (in thousands except price data):

	Six Months Ended June 30,
	2019		2018
	Number	WAvg Exercise Price	Number	WAvg Exercise Price
Outstanding, Jan. 1	1,842	$0.59	1,842	$0.59
Issued	10,000	0.01	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Modification	-	-	-	-
Outstanding, Jun. 30	11,842	$0.10	1,842	$0.59

In connection with the issuance of the $10.0 million secured promissory notes to Oxford in December 2013, we issued a common stock purchase warrant (“warrant”) exercisable for 60 thousand shares of our common stock having an exercise price of $2.52 per share (after giving effect to our one-for-five reverse stock split) with an expiration date in December 2020. These warrants contain a cashless exercise feature (See Note 8).

As part of our July 2017 private placement transaction with Mr. Schutte, we issued a warrant to purchase approx. 1.782 million shares of our common stock. The warrant is immediately exercisable at a price of $0.528 per share and expire five years after issuance (See Note 9).

On June 28, 2019 as part of the changes made to the loan agreements we had with Mr. Schutte, each having an original due date of January 2, 2020, we issued to him a warrant to purchase 10.0 million shares of our common stock exercisable at a price of $0.01 per share and expire five years after issuance (see Note 8). The warrant was assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019.

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables from trade, royalties and collaboration, trade accounts payable, and our long-term debt. The carrying amounts of these financial instruments, other than our debt, are representative of their respective fair values due to their relatively short maturities. On June 28, 2019, we modified the $5.0 million related party loan and reported the debt using fair value for the changes to the loan resulting in the recognizing a $2.6 million loss on debt extinguishment.

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

Our share-based compensation expense recognized in the Company’s results of operations from non-cash and cash-portioned instruments issued to our employees and directors comprised the following (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development costs:
Stock options	$2	$11	$4	$24
Restricted stock units	4	7	8	14
Subtotal	$6	$18	$12	$38

General and administrative costs:
Stock options	$4	$19	$6	$53
Restricted stock units	23	29	50	51
Subtotal	27	$48	56	$104

Total	$33	$66	$68	$142

Stock Option Award Plans

We maintain various stock option plans. A summary of our stock option plan activity during the six month periods ending June 30, 2019 and 2018 is shown below:

	Six Months Ended June 30,
	2019		2018
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, Jan. 1	1,560	$7.38	1,494	$12.33
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(170)	(30.83)	(145)	(46.39)
Outstanding, Jun. 30	1,390	$4.44	1,349	$8.68
Options exercisable	1,158	$5.30	1,129	$10.26

The following table summarizes information about nonvested stock options outstanding at June 30, 2019 (in thousands except price data):

	Number of Options Not Exercisable	Weighted Average Fair Value
Outstanding, Jan. 1, 2019	232	$0.10
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding, Jun. 30, 2019	232	$0.10

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

The intrinsic value of the option awards which were vested and outstanding at each of June 30, 2019 and 2018 was $0. The total remaining unrecognized compensation cost on unvested option awards outstanding at June 30, 2019 was $9 thousand, and is expected to be recognized in operating expense in varying amounts over the 8 months remaining in the requisite service period.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors; a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan”) and a 2014 Restricted Stock Unit Award Plan (the “2014 RSU Plan”). The 2017 RSU Plan was approved by our shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. The 2014 RSU Plan was approved by shareholders in May 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of June 30, 2019 there are approximately 219 thousand shares available for award under the 2017 RSU Plan and there are no remaining shares available for award under the 2014 RSU Plan.

Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. The RSU awards to our non-employee directors allow for them to receive payment in cash upon the RSU award’s distribution, instead of an exchange into our common stock, for up to 40% of each RSU award. The portion of the RSU award subject to cash settlement is recorded as a liability in the Company’s balance sheet and to either general and administrative expense or research and development expense while being marked-to-market each reporting period until the award is distributed. The liability was $9 thousand and $11 thousand at June 30, 2019 and December 31, 2018, respectively.

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

A summary of the grants under the RSU Plans as of June 30, 2019 and 2018, and for the six month period then ended consisted of the following (in thousands):

	Six Months Ended June 30,
	2019		2018
	(in thousands)
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	951	459	462	262
Granted	333	-	267	-
Distributed	(267)	(267)	(262)	(262)
Vested	-	166	-	133
Forfeited or expired	-	-	(8)	-
Outstanding, Jun. 30	1,017	358	459	133

Information about the award activity under the RSU Plans is as follows:

•	In December 2017, we awarded 200 thousand RSUs to employees and such RSU awards were fully vested on December 31, 2018. Distribution of these awards and the exchange into common stock will occur in one third amounts on each of January 1, 2020, 2021 and 2022. The employees have the option to pay the par value of the common stock and settle payroll withholding taxes in shares of common stock they would otherwise be receiving resulting in a net share settlement.
•	In January 2017, we awarded approximately 60 thousand RSUs to each of our non-employee directors. Such awards vested 25% at the end of each calendar quarter during 2017. In January 2018, these awards were distributed and they were exchanged into 214 thousand shares of our common stock while 24 thousand RSUs were settled in cash. There were also 24 thousand RSUs exchanged into common stock from prior year awards.
•	In January 2018, we awarded approximately 67 thousand RSUs to each of our non-employee directors. Such awards vested 25% at the end of each calendar quarter during 2018. In January 2019, these awards were distributed and they were exchanged into 267 shares of our common stock.
•	In December 2018, we awarded 492 thousand RSUs to employees and such RSU awards will vested in full on December 31, 2019. Distribution of these awards and the exchange into common stock will occur in one third amounts on each of January 1, 2021, 2022 and 2023. The employees have the option to pay the par value of the common stock and settle payroll withholding taxes in shares of common stock they would otherwise be receiving resulting in a net share settlement.
•	In January 2019, we awarded approximately 83 thousand RSUs to each of our non-employee directors. Such awards vest 25% at the end of each calendar quarter during 2019. These awards will be distributed and exchanged into common stock will occur in one third amounts on each of January 2020 and up to 40% of the award can be settled in cash.

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

The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both June 30, 2019 and December 31, 2018, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 14 – NET LOSS PER SHARE

Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to both vested Restricted Stock Units (“RSUs”) which settle in shares (See Note 12) and a stock warrant exercisable for 10.0 million shares having an exercise price of $0.01 per share (See Note 8). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2019 or 2018 as the Company reported a net loss for the three and six month periods, and including the effects of the common stock equivalents in the diluted EPS calculations would have been antidilutive. The weighted-average common share outstanding diluted computation is not impacted during any period where the exercise price of a stock option or common stock warrant is greater than the average market price of our common stock.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in thousands except per share data):

	Three months Ended June 30,		Six months Ended June 30,
	2019	2018	2019	2018
EPS – basic and diluted
Numerator: net loss	$(3,341)	$(1,261)	$(4,129)	$(2,755)
Denominator (weighted):
Common shares	21,300	21,034	21,300	21,034
RSUs - vested	242	67	218	34
Common stock purchase warrant	330	-	166	-
Basic and diluted weighted average shares outstanding	21,872	21,101	21,684	21,068
EPS – basic and diluted	$(0.15)	$(0.06)	$(0.19)	$(0.13)

Excluded securities (non-weighted):
Common shares issuable:
RSUs – vested and nonvested	659	326	659	326
Stock options – vested and nonvested	1,390	1,349	1,390	1,349
Common stock purchase warrants	1,842	1,842	1,842	1,842
Convertible loan	37,500	-	37,500	-
Total excluded potentially dilutive shares	41,391	3,517	41,391	3,517

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

None of the plaintiffs in the lawsuits filed to date have confirmed that they ingested any of the generic metoclopramide manufactured by us. We discontinued manufacture and distribution of generic metoclopramide more than 20 years ago. All of these lawsuits have been effectively dismissed with the exception of less than ten pending Philadelphia cases that we expect will be finally dismissed without the need for any action by us. We expect that the Court will finally dismiss the small number of remaining Pennsylvania-based cases against us with prejudice by the end of the fourth quarter of 2019. Legal fees related to this matter have been covered by our insurance carrier. Based upon the current status and evaluation, we have not accrued for any potential loss related to these matters as of June 30, 2019.

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
Immediate-release hydrocodone bitartrate with acetaminophen (LTX-03)

Initial buffer dose ranging study completed October 2017

Follow on dose ranging study completed in January 2018

Manufacturing scale-up initiated. Formulation and manufacturing process optimized for commercial scale.

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

Non-clinical Study APT-RDR-300

Study APT-RDR-300 was a non-clinical study of respiratory depression in which five groups of 11 Sprague-Dawley rats were orally administered doses of hydrocodone ranging from 100mg of drug per kg of body weight (mg/kg) up to 300 mg/kg. 8 subjects in each group were measured for opioid induced respiratory depression (OIRD) assessing peripheral oxygen saturation (SpO2) of the blood over a 4 hour observation period. 36 subjects were analyzed as successfully completing the dosing. The additional 3 subjects in each group provided blood samples analyzed for hydrocodone at .5, 1, 2 and 4 hours post-dosing.

In study APT-RDR-300 all doses above 100 mg/kg demonstrated with statistical significance (p<.05) SpO2 measured OIRD at all time points post-dosing. The 100 mg/kg dose was not statistically significant for OIRD at any time point post-dosing. The mortality rate was correlated with higher doses. In all animals exhibiting OIRD, OIRD was acutely evident within 30 minutes of dosing which was consistent with the Cmax of the hydrocodone dose. Increased Cmax was generally associated with an increased prevalence of acute OIRD (SpO2 ≤70%). Approximately 50% of animals reaching this acute OIRD level resulted in death Due to a high variability in the pharmacokinetics and pharmacodynamics observed in the study, no further associations were possible. Acura believes the results of this study generally support the development of opioid products with a reduction in Cmax in overdose situations.

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

The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include monthly license payments by AD Pharma of $350 thousand up to the earlier of 18 months or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03 and reimbursement by AP Pharma of Acura’s LTX-03 outside development expenses. Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones.

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

MainPointe has the option to expand the licensed territory beyond the United States and Canada to the European Union (and the United Kingdom), Japan and South Korea for payments of $1.0 million, $500 thousand and $250 thousand, respectively. In addition, MainPointe has the option to add to the MainPointe Agreement certain additional products, or Option Products, containing PSE and utilizing the Impede technology for a fee of $500 thousand per product (for all product strengths), including the product candidate Loratadine with pseudoephedrine (following termination of the Bayer Agreement). ). MainPointe has assigned and transferred its option rights to a Nexafed 12-hour formulation to AD Pharma. If the territory has been expanded prior to the exercise of a product option, the option fee will be increased to $750 thousand per product. If the territory is expanded after the payment of the $500 thousand product option fee, a one-time $250 thousand fee will be due for each product. If a third party is interested in developing or licensing rights to an Option Product, MainPointe must exercise its option for that product or its option rights for such product will terminate. . On June 28, 2019, we granted authority to MainPointe to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength) and waived the $500 thousand option fee.

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

Patents and Patent Applications

We have the following issued patents covering, among other things, our Limitx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033
9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033
9,662,393 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	May 2017	Nov. 2033
10,441,657 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Sep 2019	Nov. 2033
2,892,908 (CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
5,922,851 (JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	July 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023
9,492,443 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Nov. 2016	Nov. 2023

We have the following additional issued patents relating to our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,476,402 (US)	Pharmaceutical compositions of certain combinations of kappa and mu opioid receptor agonists and other ingredients intended to deter opioid analgesic product misuse and abuse	Jan. 2009	Nov. 2023
8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	July 2014	Nov. 2023
2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027
175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
1694260 (EUR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patents covering, among other things, our Nexafed product line and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032
9,757,466 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Sept. 2017	Feb. 2032
10,004,699 (US)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Jun. 2018	Dec. 2035
2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sept. 2030
218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jan. 2016	Sept. 2030
2015274936 (AUS)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Sept. 2018	June 2035
13102020.5 (HK)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Oct. 2016	Sept. 2030

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

Company’s Present Financial Condition

At June 30, 2019 we had $15 thousand of cash and at December 31, 2018 we had cash of $0.1 million. We had an accumulated deficit of $388 million at June 30, 2019. We had loss from operations of $1.3 million and net loss of $4.1 million for the six months ended June 30, 2019 and we had a net loss from operations of $3.92 million and a net loss of $3.84 million for the year ended December 31, 2018.

On June 28, 2019, we entered into License, Development and Commercialization Agreement (the Agreement) with Abuse Deterrent Pharma, LLC. The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include monthly license payments by AD Pharma of $350 thousand up to the earlier of 18 months or FDA’s acceptance of a New Drug Application (NDA) for LTX-03 and reimbursement by AD Pharma of Acura’s LTX-03 outside development expenses. Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones. However, if the NDA application for LTX-03 is not accepted by the FDA within 18 months, AD Pharma may terminate the Agreement and take ownership of the intellectual property.

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

Three months Ended June 30, 2019 Compared to Three months Ended June 30, 2018

	June 30
	2019	2018	Increase (decrease)
		$000’s		Percent
Revenues:
Royalty revenue	$46	$76	$(30)	(40)%

Expenses:
Research and development	262	477	(215)	(45)
General and administrative	406	846	(440)	(52)
Total operating expenses	668	1,323	(655)	(50)
Operating loss	(622)	(1,247)	(625)	(50)

Loss on debt extinguishment	(2,600)	-	2,600	-
Interest expense, net	(119)	(14)	105	750
Loss before income taxes	(3,341)	(1,261)	2,080	165
Provision for income taxes	-	-	-	-
Net loss	$(3,341)	$(1,261)	$2,080	165%

Revenue

Royalty Revenue

In connection with our agreement with Zyla for Oxaydo tablets, we earn a royalty based on Oxaydo net sales. We recognized $43 thousand and $70 thousand of royalty revenue during the three months ended June 30, 2019 and 2018, respectively.

In connection with our agreement with MainPointe for the Nexafed products, we earn a royalty of 7.5% on net sales. We recognized $3 thousand and $6 thousand of royalty revenue during the three months ended June 30, 2019 and 2018, respectively.

Expenses

Research and Development

Research and development expense is primarily associated with our Limitx Technology development activity. Included in each of June 30, 2019 and 2018 reported quarterly expenses are share-based compensation expenses of approximately $6 thousand and $18 thousand, respectively. Excluding the share-based compensation expense, our research and development expenses decreased by $203 thousand between reporting periods primarily in the categories of salaries, company insurance premiums and outside clinical and development expenses.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the June 30, 2019 and 2018 quarterly results are share-based compensation expenses of approximately $39 thousand and $48 thousand, respectively. Excluding this share-based compensation expense, our general and administrative expenses decreased by $431 thousand between reporting periods, resulting primarily in the categories of salaries, company insurance premiums, patent and general legal activities, director compensation, and investment and accounting consulting fees.

Loss on Debt Extinguishment

On June 28, 2019, we modified the $5.0 million related party loan and the accounting method used for the changes to the loan resulted in the recognizing a $2.6 million loss on debt extinguishment.

Interest Expense, net

During the three months ended June 30, 2019 and 2018, we incurred net interest expense on our term loans of $119 thousand and $14 thousand, respectively.

Income Taxes

Our results for 2019 and 2018 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Six months Ended June 30, 2019 Compared to Six months Ended June 30, 2018

	June 30
	2019	2018	Increase (decrease)
		$000’s		Percent
Revenues:
Royalty revenue	$113	$274	$(161)	(59)%

Expenses:
Research and development	575	1,127	(552)	(50)
General and administrative	843	1,789	(946)	(53)
Total operating expenses	1,418	2,916	(1,498)	(51)
Operating loss	(1,305)	(2,642)	(1,337)	(51)

Loss on debt extinguishment	(2,600)	-	2,600	-
Interest expense, net	(224)	(113)	111	98
Loss before income taxes	(4,129)	(2,755)	1,374	50
Provision for income taxes	-	-	-	-
Net loss	$(4,129)	$(2,755)	$1,374	50%

Revenue

Royalty Revenue

In connection with our agreement with Zyla for Oxaydo tablets, we earn a royalty based on Oxaydo net sales. We recognized $98 thousand and $260 thousand of royalty revenue during the six months ended June 30, 2019 and 2018, respectively. Included in the 2018 results is a one-time benefit of $89 thousand on royalty revenue reported to us by Zyla for the effect of their adoption of ASC 606 on Oxaydo net sales.

In connection with our agreement with MainPointe for the Nexafed products, we earn a royalty of 7.5% on net sales.

We recognized $15 thousand and $14 thousand of royalty revenue during the six months ended June 30, 2019 and 2018, respectively.

Expenses

Research and Development

Research and development expense is primarily associated with our Limitx Technology development activity. Included in each of June 30, 2019 and 2018 reported quarterly expenses are share-based compensation expenses of approximately $12 thousand and $38 thousand, respectively. Excluding the share-based compensation expense, our research and development expenses decreased by $526 thousand between reporting periods primarily in the categories of salaries, company insurance premiums and outside clinical and development expenses.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the June 30, 2019 and 2018 quarterly results are share-based compensation expenses of approximately $68 thousand and $104 thousand, respectively. Excluding this share-based compensation expense, our general and administrative expenses decreased by $910 thousand between reporting periods, resulting primarily in the categories of salaries, company insurance premiums, patent and general legal activities, director compensation, and investment and accounting consulting fees.

Loss on Debt Extinguishment

On June 28, 2019, we modified the $5.0 million related party loan and the accounting method used for the changes to the loan resulted in the recognizing a $2.6 million loss on debt extinguishment.

Interest Expense, net

During the six months ended June 30, 2019 and 2018, we incurred net interest expense on our term loans of $224 thousand and $113 thousand, respectively. The term loan from Oxford having a maturity date of December 1, 2018, was negotiated and settled in October 2018 using loan proceeds from Mr. Schutte.

Income Taxes

Our results for 2019 and 2018 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Liquidity and Capital Resources

At June 30, 2019 we had cash of $15 thousand and December 31, 2018 we had cash of $0.1 million. As of February 10, 2020 our cash balance was approximately $800 thousand. Additionally, the License, Development and Commercialization Agreement dated June 28, 2019 (the “Agreement”) requires AD Pharma to pay us monthly license payments of $350 thousand from July 2019 through November 2020 and pay all outside development costs for LTX-03.

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

(b)     Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies of our Limitx product candidates and the cost, timing and outcomes of regulatory approval for our Limitx product candidates. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time. As of February 10, 2020 our cash balance was approximately $800 thousand. Additionally, the Agreement with AD Pharma calls for monthly license payments of $350 thousand from July 2019 through November 2020 and as well as their payment of all outside development costs for LTX-03. We expect these amounts will fund operations through 2020. The monthly payments by AD Pharma cease in November 2020 at which time the Company will need to have additional capital to fund operations until such time as LTX-03 is approved and royalty payments commence. To fund further operations beyond December 2020, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies or explore a variety of capital raising and other transactions to provide additional funding.

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

Item 6. Exhibits

The exhibits required by this Item are listed below.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.47	Promissory Note Dated May 1, 2019

10.48	Promissory Note Dated June 12, 2019

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 10, 2020	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

