Form 10-Q
period 2019-09-30
ACURA PHARMACEUTICALS, INC
filed 2020-02-28
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

☐ Large accelerated filer	☐Accelerated filer
☑ Non-accelerated filer	☑ Smaller reporting company	☐ Emerging growth company

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

Common Stock, $0.01 par value Shares outstanding as of February 28, 2020: 21,650,294

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	September 30, 2019	December 31, 2018
Assets:
Cash	$615	$91
Royalty receivable	171	137
Collaboration revenue receivable from related party	10	-
Prepaid expenses and other current assets	185	166
Income tax receivable	34	67
Total current assets	1,015	461
Income tax receivable	34	68
Property, plant and equipment, net (Note 6)	555	606
Intangible asset, net of accumulated amortization of $1,138 and $983 (Note 3)	862	1,017
Total assets	$2,466	$2,152

Liabilities:
Accounts payable	$330	$605
Accrued expenses (Note 7)	685	596
Other current liabilities	29	11
Sales returns liability	223	223
Total current liabilities	1,267	1,435
Convertible debt to related party, net of discounts (Note 8)	6,000	4,224
Accrued interest to related party (Note 8)	116	110
Total liabilities	7,383	5,769

Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common stock - $0.01 par value per share; 100,000 shares authorized, 21,300 and 21,034 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	213	210
Additional paid-in capital	383,021	380,395
Accumulated deficit	(388,151)	(384,222)
Total stockholders’ deficit	(4,917)	(3,617)

Total liabilities and stockholders’ deficit	$2,466	$2,152

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands except per share amounts)

	Three months Ended September 30,		Nine months Ended September 30,
	2019	2018	2019	2018
Revenues:
Royalties	$172	$73	$285	$347
Collaboration	102	-	102	-
License fees	1,050	-	1,050	-
Total revenues	1,324	73	1,437	347

Expenses:
Research and development	465	549	1,040	1,676
General and administrative	548	543	1,391	2,332
Total expenses	1,013	1,092	2,431	4,008
Operating income (loss)	311	(1,019)	(994)	(3,661)
Loss on debt extinguishment	-	-	(2,600)	-
Interest expense, net (Note 10)	(111)	(76)	(335)	(189)
Income (loss) before income taxes	200	(1,095)	(3,929)	(3,850)
Provision for income taxes	-	-	-	-
Net income (loss)	$200	$(1,095)	$(3,929)	$(3,850)

Net income (loss) per share:
Basic	$0.00	$(0.05)	$(0.16)	$(0.18)
Diluted	$0.00	$(0.05)	$(0.16)	$(0.18)
Weighted average number of shares outstanding:
Basic	31,593	21,168	25,023	21,101
Diluted	31,593	21,168	25,023	21,101

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED STOCKHOLDERS' DEFICIT

(Unaudited; in thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2019	21,034	$210	$380,395	$(384,222)	$(3,617)
Net loss	-	-	-	(788)	(788)
Non-cash share-based compensation	-	-	29	-	29
Net distribution of common stock pursuant to restricted stock unit award plan	266	3	12	-	15
Balance at March 31, 2019	21,300	213	380,436	$(385,010)	$(4,361)
Net loss	-	-	-	(3,341)	(3,341)
Non-cash share-based compensation	-	-	29	-	29
Debt premium from debt modification	-	-	1,382	-	1,382
Issuance of warrant	-	-	1,145	-	1,145
Balance at June 30, 2019	21,300	213	382,992	$(388,351)	$(5,146)
Net income	-	-	-	200	200
Non-cash share-based compensation	-	-	29	-	29
Balance at September 30, 2019	21,300	213	383,021	$(388,151)	$(4,917)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2018	20,796	$208	$380,145	$(380,380)	$(27)
Net loss	-	-	-	(1,494)	(1,494)
Non-cash share-based compensation	-	-	62	-	62
Net distribution of common stock pursuant to restricted stock unit award plan	238	2	32	-	34
Balance at March 31, 2018	21,034	210	380,239	$(381,874)	$(1,425)
Net loss	-	-	-	(1,261)	(1,261)
Non-cash share-based compensation	-	-	60	-	60
Balance at June 30, 2018	21,034	210	380,299	$(383,135)	$(2,626)
Net loss	-	-	-	(1,095)	(1,095)
Non-cash share-based compensation	-	-	52	-	52
Balance at September 30, 2018	21,034	210	380,351	$(384,230)	$(3,669)

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(3,929)	$(3,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51	56
Non-cash share-based compensation	87	174
Capitalized debt discount	(13)	(103)
Amortization of debt discount and deferred debt issuance costs	66	59
Amortization of intangible asset	155	155
Loss on debt extinguishment	2,600	-
Loss on disposal of equipment	1	-
Changes in assets and liabilities:
Royalty receivable	(34)	(37)
Collaboration revenue receivable from related party	(10)	-
Prepaid expenses and other current assets	(19)	26
Income taxes refundable	67	-
Refundable retainer deposits	-	(80)
Accounts payable	(275)	778
Accrued expenses	89	11
Accrued interest on loan	-	120
Accrued interest on related party loans	6	-
Other current liabilities	18	6
Net cash used in operating activities	(1,140)	(2,685)
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	14	2
Proceeds from related party loans	1,650	2,200
Principal payments on loan	-	(1,719)
Net cash provided by financing activities	1,664	483
Net increase (decrease) in cash	524	(2,202)
Cash at beginning of period	91	2,220
Cash at end of period	$615	$18

Supplemental disclosure of cash flow information:
Cash interest payments on loan	$-	$112

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited; in thousands)

Supplemental disclosures of noncash investing and financing activities:

Nine months Ended September 30, 2019

1.	The imputed interest on the below market rate element of the related party $650 loans made to the Company through June 27, 2019, amounted to $13, and was recorded in interest income with a corresponding like amount recorded as debt discount against the principal amount of the loan.
2.	On June 28, 2019, modifications made to the related party $5,000 loan resulted in a debt extinguishment. A $2,600 loss on debt extinguishment was recorded comprising $1,150 for a common stock purchase warrant issued to the related party lender, the excess fair value premium on the newly issued convertible debt of $1,380, and the write-off of unamortized debt discount of approximately $70.
3.	Accrued interest payable of $274 on the related party $5,000 loan was rolled into principal under modifications made to the loan occurring on June 28, 2019 and the related party receivable of $725 was received on July 2, 2019.

Nine months Ended September 30, 2018

1.	The imputed interest on the below market rate element of the related party $1,500 loans, amounted to $74, and was recorded in interest income with a corresponding like amount recorded as debt discount against the principal amount of the loan.

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

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

•      Our Limitx Technology is in development with immediate-release tablets containing hydrocodone bitartrate and acetaminophen (also known as LTX-03) as the lead product candidate due to its large market size and its known prevalence of oral excessive tablet abuse and overdose. The technology is designed to retard the release of active opioid drug when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. US commercialization rights to LTX-03 are licensed to Abuse Deterrent Pharma LLC (See Note 3).

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

Basis of Presentation, Liquidity and Substantial Doubt in Going Concern

The accompanying unaudited consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of September 30, 2019, we had cash of $615 thousand, working capital deficit of $252 thousand and an accumulated deficit of $388 million. We had a loss from operations of $994 thousand and a net loss of $3.9 million for the nine months ended September 30, 2019. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We had a loss from operations of $3.92 million and a net loss of $3.84 million for the year ended December 31, 2018. We anticipate operating losses to continue for the foreseeable future. As of February 28, 2020 we had cash of approximately $1.0 million.

On June 28, 2019, we entered into with Abuse Deterrent Pharma, LLC (“AD Pharma”), a License, Development and Commercialization Agreement (the “AD Pharma Agreement”). AD Pharma has the right to terminate the AD Pharma Agreement for “convenience on 30 days prior written notice”. Under the AD Pharma Agreement, the required monthly license payments by AD Pharma will only continue until November 2020 if AD Pharma does not exercise their right to terminate the AD Pharma Agreement. To fund further operations beyond December 2020, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies or explore a variety of capital raising and other transactions to provide additional funding. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, there will be substantial doubt about the Company’s ability to continue as a going concern and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. Should AD Pharma exercise their right to terminate the AD Pharma Agreement, we would need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. In light of AD Pharma’s right to terminate the Agreement for “convenience on 30 days prior written notice”, our auditors included in their report relating to our 2018 financial statements a “going concern” explanatory paragraph as to substantial doubt on our ability to continue as a going concern.

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

New accounting standards which have been adopted on or before September 30, 2019

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

The Company adopted ASC 842 using the modified retrospective transition approach during Q1 2019, which allows the Company to not adjust the comparative periods presented. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed whether existing or expired contracts contain a lease or the lease classification for existing or expired. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Upon adoption, operating leases would be reported on the balance sheet as a gross-up of assets and liabilities, however the Company has elected, as an accounting policy, to not recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less. The adoption of ASC 842 did not have an impact on the Company’s financial statements as the Company has no leases with a term of more than 12 months.

NOTE 3 – LICENSE AND COLLABORATION AGREEMENTS

The Company’s revenues are comprised of amounts earned under its license and collaboration agreements and royalties. Revenue recognition occurs when a customer obtains control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services based on a short-term credit arrangement.

AD Pharma Agreement covering LTX-03

On June 28, 2019 we entered into with Abuse Deterrent Pharma, LLC (“AD Pharma”), a License, Development and Commercialization Agreement (the "AD Pharma Agreement"), for the development and license of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™. Acura will receive a monthly license payment of $350 thousand by AD Pharma for 18 months until November 2020. The first license payment was received July 2, 2019. AD Pharma will pay for and reimburse Acura for all outside development costs on LTX-03. If the NDA filing for LTX-03 is not accepted by the FDA within 18 months, AD Pharma may terminate the AD Pharma Agreement and take ownership of the Limitx intellectual property. AD Pharma does have the right to terminate the AD Pharma Agreement anytime for “convenience on 30 days prior written notice”. AD Pharma retains commercialization rights from which Acura will receive stepped royalties on sales and potential sales related milestones.

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

MainPointe Agreement covering Nexafed products and assignment thereof to AD Pharma

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

On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura dated March 16, 2017.

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

Under ASC 606, revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at September 30, 2019.

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

Royalty revenues by licensee are summarized below:

	Three months Ended September 30,		Nine months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Egalet	$171	$70	$269	$330
MainPointe	1	3	16	17
Royalty revenues	$172	$73	$285	$347

Contract Balance and Performance Obligations

The Company had no contract assets and contract liability balances under the license and collaboration agreements at either September 30, 2019 or December 31, 2018. Contract assets may be reported in future periods under prepaid expenses or other current assets on the balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the balance sheet.

NOTE 5 - RESEARCH AND DEVELOPMENT ACTIVITIES

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities. Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and share-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred. We make payments to CROs based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the financial statements as prepaid expenses. We review and charge to expense the amounts for CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO to us. The accrued CRO costs are subject to revisions by us as the study progresses towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known to us. We did not have any remaining obligations under cancelable arrangements, nor did we have any prepaid CRO costs or prepaid clinical trial study expenses at September 30, 2019 or December 31, 2018.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	598	598
Computer hardware and software	107	107
Machinery and equipment	275	275
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
Total	2,512	2,512
Less: accumulated depreciation	(1,957)	(1,906)
Net property, plant and equipment	$555	$606

We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts. Depreciation expense was $51 thousand and $56 thousand for the nine month periods ended September 30, 2019 and 2018, respectively and was $17 thousand and $18 thousand for the three month periods ended September 30, 2019 and 2018. The Company leases administrative office space in Palatine, Illinois on a month to month basis at the rate of approximately $2 thousand per month.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Cost sharing expenses under license agreement	$330	$237
Other fees and services	19	36
Payroll, payroll taxes and benefits	9	6
Professional services	244	132
Financed premiums on insurance policies	18	102
Clinical, non-clinical and regulatory services	50	63
Property taxes	7	7
Franchise taxes	8	13
Total	$685	$596

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

Our debt interest expense for the three and nine month months ended September 30, 2019 and 2018 consisted of the following:

	Three months Ended September 30,		Nine months Ended September 30,
	2019	2018	2019	2018
Interest expense:	(in thousands)		(in thousands)
Fully paid term loan	$-	$49	$-	$194
Related party term loans	111	29	279	37
Debt discount	-	22	66	46
Debt issue costs	-	3	-	13
Financed insurance premiums	-	2	3	2
Total interest expense	$111	$105	$348	$292
Less: imputed interest income on related party loan	-	(29)	(13)	(103)
Total interest expense, net	$111	$76	$335	$189

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

MainPointe Pharmaceuticals LLC

Investor is a principal of MainPointe Pharmaceuticals LLC, a Kentucky limited liability company (“MainPointe”). In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million plus approximately $309 thousand for transferred inventory and equipment. The Company is receiving a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported royalty revenue for the three months ended 2019 and 2018 is $3 thousand and $6 thousand, respectively and for the nine months ended 2019 and 2018 is $15 thousand and $14 thousand, respectively of royalty revenue from MainPointe (See Note 3). On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura.

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

AD Pharma may terminate the AD Pharma Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA within 18 months, AD Pharma may terminate the AD Pharma Agreement and take ownership of the intellectual property. On July 2, 2019 we received the first monthly license payment of $350 thousand and have received monthly license payments in each of the subsequent months through February 2020.

NOTE 10 - COMMON STOCK WARRANTS

Our warrant activity for the nine months ended September 30, 2019 and 2018 consisted of the following (in thousands except price data):

	Nine Months Ended September 30,
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

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables from trade, royalties and collaboration, trade accounts payable, and our long-term debt. The carrying amounts of these financial instruments, other than our debt, are representative of their respective fair values due to their relatively short maturities. On June 28, 2019, we restructured the $5.0 million related party loan and reported the debt using fair value for the changes to the loan resulting in the recognizing a $2.6 million loss on debt extinguishment.

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

Our share-based compensation expense recognized in the Company’s results of operations from non-cash and cash-portioned instruments issued to our employees and directors comprised the following (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2019	2018	2019	2018
(in thousands)
Research and development costs:
Stock options	$2	$9	$6	$33
Restricted stock units	3	7	11	21
Subtotal	$5	$16	$17	$54

General and administrative costs:
Stock options	$3	$14	$10	$67
Restricted stock units	40	18	89	69
Subtotal	43	$32	99	$136

Total	$48	$48	$116	$190

Stock Option Award Plans

We maintain various stock option plans. A summary of our stock option plan activity during the nine month periods ending September 30, 2019 and 2018 is shown below:

	Nine Months Ended September 30,
	2019		2018
	Number of Options (000’s)	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
Outstanding, Jan. 1	1,560	$7.38	1,494	$12.33
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(182)	(30.83)	(166)	(1.77)
Outstanding, Sept. 30	1,378	$4.44	1,328	$8.64
Options exercisable	1,155	$5.26	1,313	$8.73

The following table summarizes information about nonvested stock options outstanding at September 30, 2019 (in thousands except price data):

	Number of Options Not Exercisable	Weighted Average Fair Value
Outstanding, Jan. 1, 2019	232	$0.10
Granted	-	-
Vested	-	-
Forfeited	(9)	(0.10)
Outstanding, Sept. 30, 2019	223	$0.10

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

The intrinsic value of the option awards which were vested and outstanding at each of September 30, 2019 and 2018 was $0. The total remaining unrecognized compensation cost on unvested option awards outstanding at September 30, 2019 was $4 thousand, and is expected to be recognized in operating expense in varying amounts over the eight months remaining in the requisite service period.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors; a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan”) and a 2014 Restricted Stock Unit Award Plan (the “2014 RSU Plan”). The 2017 RSU Plan was approved by our shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. The 2014 RSU Plan was approved by shareholders in May 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of September 30, 2019 there are approximately 219 thousand shares available for award under the 2017 RSU Plan and there are no remaining shares available for award under the 2014 RSU Plan.

Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. The RSU awards to our non-employee directors allow for them to receive payment in cash upon the RSU award’s distribution, instead of an exchange into our common stock, for up to 40% of each RSU award. The portion of the RSU award subject to cash settlement is recorded as a liability in the Company’s balance sheet and to either general and administrative expense or research and development expense while being marked-to-market each reporting period until the award is distributed. The liability was $29 thousand and $11 thousand at September 30, 2019 and December 31, 2018, respectively.

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

A summary of the grants under the RSU Plans as of September 30, 2019 and 2018, and for the nine month period then ended consisted of the following (in thousands):

	Nine Months Ended September 30,
	2019		2018
	(in thousands)
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	951	459	462	262
Granted	333	-	267	-
Distributed	(267)	(267)	(262)	(262)
Vested	-	250	-	200
Forfeited or expired	-	-	(8)	-
Outstanding, Sept. 30	1,017	442	459	200

Information about the award activity under the RSU Plans is as follows:

•	In December 2017, we awarded 200 thousand RSUs to employees and such RSU awards were fully vested on December 31, 2018. Distribution of these awards and the exchange into common stock will occur in one third amounts on each of January 1, 2020, 2021 and 2022. The employees have the option to pay the par value of the common stock and settle payroll withholding taxes in shares of common stock they would otherwise be receiving resulting in a net share settlement.
•	In January 2017, we awarded approximately 60 thousand RSUs to each of our non-employee directors. Such awards vested 25% at the end of each calendar quarter during 2017. In January 2018, these awards were distributed and they were exchanged into 214 thousand shares of our common stock while 24 thousand RSUs were settled in cash. There were also 24 thousand RSUs exchanged into common stock from prior year awards.
•	In January 2018, we awarded approximately 67 thousand RSUs to each of our non-employee directors. Such awards vested 25% at the end of each calendar quarter during 2018. In January 2019, these awards were distributed and they were exchanged into 266 shares of our common stock.
•	In December 2018, we awarded 492 thousand RSUs to employees and such RSU awards will vested in full on December 31, 2019. Distribution of these awards and the exchange into common stock will occur in one third amounts on each of January 1, 2021, 2022 and 2023. The employees have the option to pay the par value of the common stock and settle payroll withholding taxes in shares of common stock they would otherwise be receiving resulting in a net share settlement.
•	In January 2019, we awarded approximately 83 thousand RSUs to each of our non-employee directors. Such awards vest 25% at the end of each calendar quarter during 2019. These awards will be distributed and exchanged into common stock will occur in one third amounts on each of January 2020 and up to 40% of the award can be settled in cash.

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

The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both September 30, 2019 and December 31, 2018, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 14 – NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to both the vested Restricted Stock Units (“RSUs”) which settle in shares (See Note 12) and the stock warrant exercisable for 10.0 million shares having an exercise price of $0.01 per share (See Note 8). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2019 or 2018 as the Company reported a net loss for the three and nine month periods, or in the event of reporting net income the basic EPS was $0, and including the effects of the common stock equivalents in the diluted EPS calculations would have been antidilutive. The weighted-average common share outstanding diluted computation is not impacted during any period where the exercise price of a stock option, common stock warrant or convertible loan is greater than the average market price of our common stock.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in thousands except per share data):

	Three months Ended September 30,		Nine months Ended September 30,
	2019	2018	2019	2018
Net income (loss) per share – basic and diluted
Numerator: net income (loss)	$200	$(1,095)	$(3,929)	$(3,850)
Denominator (weighted):
Common shares	21,300	21,034	21,300	21,033
RSUs - vested	293	134	243	68
Common stock purchase warrant	10,000	-	3,480	-
Basic and diluted weighted average shares outstanding	31,593	21,168	25,023	21,101
Net income (loss) per share – basic and diluted	$0.00	$(0.05)	$(0.16)	$(0.18)
Excluded securities (non-weighted):
Common shares issuable:
RSUs – nonvested	542	260	542	260
Stock options – vested and nonvested	1,378	1,328	1,378	1,328
Common stock purchase warrants	1,842	1,842	1,842	1,842
Convertible loan	37,500	-	37,500	-
Total excluded potentially dilutive shares	41,262	3,430	41,262	3,430

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

None of the plaintiffs in the lawsuits filed to date have confirmed that they ingested any of the generic metoclopramide manufactured by us. We discontinued manufacture and distribution of generic metoclopramide more than 20 years ago. All of these lawsuits have been effectively dismissed with the exception of less than ten pending Philadelphia cases that we expect will be finally dismissed without the need for any action by us. We expect that the Court will finally dismiss the small number of remaining Pennsylvania-based cases against us with prejudice by the end of the first quarter of 2020. Legal fees related to this matter have been covered by our insurance carrier. Based upon the current status and evaluation, we have not accrued for any potential loss related to these matters as of September 30, 2019.

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

We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. On March 16, 2017, we and MainPointe Pharmaceuticals, LLC, or MainPointe, entered into a License, Commercialization and Option Agreement, or the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede technology in the U.S. and Canada to commercialize our Nexafed products. The MainPointe Agreement also grants MainPointe the option to expand the licensed territory to the European Union, Japan and South Korea and to add additional pseudoephedrine-containing products utilizing our Impede technology. MainPointe is controlled by Mr. John Schutte, who became our largest shareholder pursuant to a private placement completed in July 2017. On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the Agreement between MainPointe and Acura dated March 16, 2017.

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

We also granted authority to MainPointe Pharmaceuticals, LLC (MainPointe) to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength). In March 2017, we granted MainPointe an exclusive license to our IMPEDE ® Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada. On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura dated March 16, 2017.

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

On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura dated March 16, 2017.

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

Company’s Present Financial Condition

At September 30, 2019 we had $615 thousand of cash and at December 31, 2018 we had cash of $0.1 million. We had an accumulated deficit of $388 million at September 30, 2019. We had loss from operations of $994 thousand and net loss of $3.9 million for the nine months ended September 30, 2019 and we had a net loss from operations of $3.92 million and a net loss of $3.84 million for the year ended December 31, 2018.

On June 28, 2019, we entered into License, Development and Commercialization Agreement (the Agreement) with Abuse Deterrent Pharma, LLC (“AD Pharma”). The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include monthly license payments by AD Pharma of $350 thousand up to the earlier of 18 months or FDA’s acceptance of a New Drug Application (NDA) for LTX-03 and reimbursement by AD Pharma of Acura’s LTX-03 outside development expenses. Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones. However, if the NDA application for LTX-03 is not accepted by the FDA within 18 months, AD Pharma may terminate the Agreement and take ownership of the intellectual property.

The Agreement allows AD Pharma to terminate the Agreement for “convenience on 30 days prior written notice”. Should AD Pharma exercise their right to terminate the Agreement, we would need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. In light of AD Pharma’s right to terminate the Agreement for “convenience on 30 days prior written notice”, our independent auditors have included in their report relating to our 2018 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern.

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

Three months Ended September 30, 2019 Compared to Three months Ended September 30, 2018

	September 30
	2019	2018	Increase (decrease)
Revenues:	$000’s			Percent
Royalties	$172	$73	$99	136%
Collaboration	102	-	102	-
License fees	1,050	-	1,050	-
Total revenues	1,324	73	1,251	1,714

Expenses:
Research and development	465	549	(84)	(15)
General and administrative	548	543	5	1
Total operating expenses	1,013	1,092	(79)	(7)
Operating income (loss)	311	(1,019)	(1,330)	(131)

Interest expense, net	(111)	(76)	35	46
Income (loss) before income taxes	200	(1,095)	(1,295)	(118)
Provision for income taxes	-	-	-	-
Net income (loss)	$200	$(1,095)	$(1,295)	(118)%

Revenue

Royalty Revenue

In connection with our agreement with Zyla for Oxaydo tablets, we earn a royalty based on Oxaydo net sales. We recognized $171 thousand and $70 thousand of royalty revenue during the three months ended September 30, 2019 and 2018, respectively.

In connection with our agreement with MainPointe for the Nexafed products, we earn a royalty of 7.5% on net sales. We recognized $1 thousand and $3 thousand of royalty revenue during the three months ended September 30, 2019 and 2018, respectively.

License Fees and Collaboration Revenue

In connection with our agreement entered into with Abuse Deterrent Pharma, LLC (“AD Pharma”) on June 28, 2019 for the development and license of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™, we recognized monthly license fees aggregating $1.05 million. AD Pharma will reimburse Acura for outside development costs on LTX-03 and during the period we recognized $102 thousand of this as collaboration revenue.

Expenses

Research and Development

Research and development expense is primarily associated with our Limitx Technology TLX-03 development activity under the AD Pharma agreement. Included in each of September 30, 2019 and 2018 reported quarterly expenses are share-based compensation expenses of approximately $5 thousand and $16 thousand, respectively. Excluding the share-based compensation expense, our research and development expenses decreased by $73 thousand between reporting periods primarily in the categories of salaries, company insurance premiums and outside clinical and development expenses.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the September 30, 2019 and 2018 quarterly results are share-based compensation expenses of approximately $43 thousand and $32 thousand, respectively. Excluding this share-based compensation expense, our general and administrative expenses remained primarily unchanged between reporting periods.

Interest Expense, net

During the three months ended September 30, 2019 and 2018, we incurred net interest expense of $111 thousand and $76 thousand, respectively on our term loans. The term loan from Oxford having a maturity date of December 1, 2018, was negotiated and settled in October 2018 using loan proceeds from Mr. Schutte.

Income Taxes

Our results for 2019 and 2018 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Nine months Ended September 30, 2019 Compared to Nine months Ended September 30, 2018

	September 30
	2019	2018	Increase (decrease)
	$000’s			Percent
Revenues:
Royalty revenue	$285	$347	$(62)	(18)%
Collaboration	102	-	102	-
License fees	1,050	-	1,050	-
Total revenues	1,437	347	1,090	314

Expenses:
Research and development	1,040	1,676	(636)	(38)
General and administrative	1,391	2,332	(941)	(41)
Total operating expenses	2,431	4,008	(1,577)	(39)
Operating loss	(994)	(3,661)	(2,667)	(73)

Loss on debt extinguishment	(2,600)	-	2,600	-
Interest expense, net	(335)	(189)	146	77
Loss before income taxes	(3,929)	(3,850)	79	2
Provision for income taxes	-	-	-	-
Net loss	$(3,929)	$(3,850)	$79	2%

Revenue

Royalty Revenue

In connection with our agreement with Zyla for Oxaydo tablets, we earn a royalty based on Oxaydo net sales. We recognized $269 thousand and $330 thousand of royalty revenue during the nine months ended September 30, 2019 and 2018, respectively. Included in the 2018 results is a one-time benefit of $89 thousand on royalty revenue reported to us by Zyla for the effect of their adoption of ASC 606 on Oxaydo net sales.

In connection with our agreement with MainPointe for the Nexafed products, we earn a royalty of 7.5% on net sales. We recognized $16 thousand and $17 thousand of royalty revenue during the nine months ended September 30, 2019 and 2018, respectively.

License Fees and Collaboration Revenue

In connection with our agreement entered into with Abuse Deterrent Pharma, LLC (“AD Pharma”) on June 28, 2019 for the development and license of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™, we recognized monthly license fees aggregating $1.05 million. AD Pharma will reimburse Acura for outside development costs on LTX-03 and during the period we recognized $102 thousand of this as collaboration revenue.

Expenses

Research and Development

Research and development expense is primarily associated with our Limitx Technology development activity, and specifically product candidate LTX-03 during the third quarter 2019 under the AD Pharma license agreement. Included in each of September 30, 2019 and 2018 reported nine month expenses are share-based compensation expenses of approximately $17 thousand and $54 thousand, respectively. Excluding the share-based compensation expense, our research and development expenses decreased by $599 thousand between reporting periods primarily in the categories of salaries, company insurance premiums and outside clinical and development expenses.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the September 30, 2019 and 2018 nine month results are share-based compensation expenses of approximately $99 thousand and $136 thousand, respectively. Excluding this share-based compensation expense, our general and administrative expenses decreased by $904 thousand between reporting periods, resulting primarily in the categories of salaries, company insurance premiums, patent and general legal activities, director compensation, and investment and accounting consulting fees.

Loss on Debt Extinguishment

On June 28, 2019, we modified the $5.0 million related party loan with Mr. Schutte and the accounting method used for the changes to the loan resulted in the recognition of a $2.6 million loss on debt extinguishment.

Interest Expense, net

During the nine months ended September 30, 2019 and 2018, we incurred net interest expense of $335 thousand and $189 thousand, respectively, on our term loans.

Income Taxes

Our results for 2019 and 2018 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Liquidity and Capital Resources

At September 30, 2019 we had cash of $615 thousand and December 31, 2018 we had cash of $0.1 million. As of February 28, 2020 our cash balance was approximately $1.0 million. Additionally, the License, Development and Commercialization Agreement dated June 28, 2019 (the “Agreement”) requires AD Pharma to pay us monthly license payments of $350 thousand from July 2019 through November 2020 and pay all outside development costs for LTX-03.

However, the Agreement allows AD Pharma to terminate the Agreement for “convenience on 30 days prior written notice”. Should AD Pharma exercise their right to terminate the Agreement, we would need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. In light of AD Pharma’s right to terminate the Agreement for “convenience on 30 days prior written notice”, our independent auditors have included in their report relating to our 2018 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern.

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

(b)     Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies of our Limitx product candidates and the cost, timing and outcomes of regulatory approval for our Limitx product candidates. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time. As of February 28, 2020 our cash balance was approximately $1.0 million. Additionally, the Agreement with AD Pharma calls for monthly license payments of $350 thousand from July 2019 through November 2020 and as well as their payment of all outside development costs for LTX-03. We expect these amounts will fund operations through 2020. The monthly payments by AD Pharma cease in November 2020 at which time the Company will need to have additional capital to fund operations until such time as LTX-03 is approved and royalty payments commence. To fund further operations beyond December 2020, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies or explore a variety of capital raising and other transactions to provide additional funding.

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

Item 6. Exhibits

The exhibits required by this Item are listed below.

10.49	Promissory Note Dated June 28, 2019

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 28, 2020	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer