Form 10-K
period 2019-12-31
ACURA PHARMACEUTICALS, INC
filed 2020-03-31
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number 1-10113

ACURA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

New York	11-0853640
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

616 N. North Court, Suite 120, Palatine, Illinois	60067
(Address of principal administrative office)	(Zip code)

Registrant’s telephone number, including area code: 847 705 7709

Securities registered pursuant to section 12(b) of the Act:	Name of each exchange on which registered:
None	N/A

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

Based on the last sale price on the OTCQB Market of the Common Stock of $0.1410 on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.0 million.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ACUR	OTCQB Market

As of March 30, 2020, the registrant had 21,650,294 shares of Common Stock, par value $0.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Acura Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2019

iii

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to:

•	our ability to obtain funding for our continuing operations, including the development of our products utilizing our LIMITx™ and Impede® technologies;
•	the expected results of clinical studies relating to LTX-03, a LIMITx hydrocodone bitartrate and acetaminophen combination product, or any successor product candidate, the date by which such studies will be complete and the results will be available and whether LTX-03 will ultimately receive FDA approval;
•	our business could be adversely affected by health epidemics in regions where third parties for which we rely, as in CROs or CMOs, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely;
•	whether LIMITx will retard the release of opioid active ingredients as dose levels increase;
•	whether the extent to which products formulated with the LIMITx Technology deter abuse or overdose will be determined sufficient by the FDA to support approval or labelling describing safety and/or abuse deterrent features;
•	whether our LIMITx Technology can be expanded into extended-release formulations;
•	our and our licensee’s ability to successfully launch and commercialize our products and technologies, including Oxaydo® Tablets and our Nexafed® products;
•	the pricing and price discounting that may be offered by Zyla Life Sciences’ or Zyla (formerly known as Egalet Corporation) for Oxaydo;
•	the results of our development of our LIMITx Technology;
•	our or our licensees’ ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;
•	the market acceptance of, timing of commercial launch and competitive environment for any of our products;
•	expectations regarding potential market share for our products;
•	our ability to develop and enter into additional license agreements for our product candidates using our technologies;
•	our exposure to product liability and other lawsuits in connection with the commercialization of our products;
•	the increasing cost of insurance and the availability of product liability insurance coverage;
•	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;
•	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;
•	whether the FDA will agree with or accept the results of our studies for our product candidates;
•	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet over-the-counter (“OTC”) Monograph standards, as applicable;
•	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;
•	changes in regulatory requirements;
•	adverse safety findings relating to our commercialized products or product candidates in development;
•	whether the FDA will agree with our analysis of our clinical and laboratory studies;
•	whether further studies of our product candidates will be required to support FDA approval;
•	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and whether we will be able to promote the features of our technologies; and
•	whether Oxaydo or our Aversion, Impede and LIMITx products will ultimately deter abuse in commercial settings and whether our Nexafed products and Impede Technology product candidates will disrupt the processing of pseudoephedrine into methamphetamine.

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

PART I

ITEM 1. BUSINESS

Overview

We are an innovative drug delivery company engaged in the research, development and commercialization of technologies and products intended to address safe use of medications. We have discovered or are developing three proprietary platform technologies which can be used to develop multiple products. Our LIMITx™ Technology is being developed to minimize the risks associated with drug overdose, our Aversion® Technology is intended to address methods of abuse associated with opioid analgesics while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine, or PSE, into methamphetamine.

Our LIMITx Technology is development stage technology designed to retard the release of active drug ingredients when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. This is accomplished by binding the active ingredient in an acid soluble micro-particle and combining the micro-particles with a buffering (antacid) agent into a tablet. As more tablets are introduced into the GI tract, the stomach pH is increased and the dissolution of the micro-particles is compromised. FDA draft guidance on opioids specifically highlights the benefits of the risk mitigation of opioid overdose which we believe our LIMITx technology addresses. We have completed four clinical studies of various product formulations utilizing the LIMITx Technology which have demonstrated proof-of-concept for the LIMITx Technology and will allow us to advance a product to development for a New Drug Application, or NDA. Study AP-LTX-400, or Study 400, and Study AP-LTX-401, or Study 401, both utilizing our LTX-04 hydromorphone formulation demonstrated the mean maximum drug concentration in blood, or Cmax, was reduced in healthy adult fasted subjects by 50% to 65% when excessive buffer levels were ingested or a situation consistent with over-ingestion of tablets. Study AP-LTX-301, or Study 301 demonstrated drug Cmax from LTX-03, a LIMITx hydrocodone bitartrate and acetaminophen combination product, in healthy adult fasted subjects trended toward bioequivalence in test formulations A through E and showed an increasing reduction in Cmax for formulations F through H; in which formulations A though H had increasing incremental amounts of buffer starting with no buffer in formulation A. We believe the results of Study 301 demonstrated that LTX-03 is a formulation that optimizes the balance between effective blood levels of drug for pain relief at a single tablet dose while retarding bioavailability of drug when multiple tablets are ingested. The FDA designated the development program for LTX-04 as Fast Track, which is designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. We intend to advance LTX-03, which combines the hydrocodone micro-particles, acetaminophen and buffer ingredients into a single tablet, as our lead LIMITx product candidate due to its larger market size and its known prevalence of oral excessive tablet abuse, and we voluntarily placed the Investigational New Drug Application, or IND, for LTX-04 on inactive status. We submitted an IND for LTX-03 to the FDA in the first quarter of 2018 in order to advance to NDA development, which became effective in April 2018.

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

All opioids are labeled for respiratory depression/death risk of overdose. According to the CDC, suicide deaths in the US increased 25% to 45,000 from 1999 to 2016 with over half having no prior mental health symptoms. Approximately 15% of suicides are due to poisoning, which includes opioid overdosing. The prevalence of chronic pain in suicide decedents topped 10% in 2014. Forensic data for hydrocodone deaths indicates the median blood level at the time of death is 16 fold the maximum blood level (Cmax) for a 10mg hydrocodone dose. The physiology of opioid induced respiratory depression has been described in animal models. The correlation between Cmax and respiratory depression and death has not been documented although Acura has completed a small animal study demonstrating an association between opioid Cmax and onset of acute respiratory depression which increases the probability of death.

Oxaydo Tablets (oxycodone HCl, CII), which utilizes our Aversion Technology, is the first FDA approved immediate-release oxycodone product in the United States with abuse deterrent labeling. On January 7, 2015, we entered into a Collaboration and License Agreement with Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (now known as Zyla Life Sciences), or collectively Zyla, pursuant to which we exclusively licensed to Zyla worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is currently approved by the U. S. Food and Drug Administration, or FDA, for marketing in the United States in 5mg and 7.5mg strengths. Zyla launched Oxaydo in the United States late in the third quarter of 2015 and we are receiving royalties on net sales. We are not actively developing product candidates utilizing our Aversion Technology.

According to the 2017 CDC Drug Surveillance Report, opioid analgesics are one of the largest prescription drug markets in the United States with 214 million prescriptions dispensed in 2016. Prescription opioids are also the most widely abused drugs with 12 million people abusing or misusing these products annually. According to IMS Health, in 2016, sales in the immediate-release opioid product segment, where our products are expected to compete, were approximately 194 million prescriptions, of which approximately 95% was attributable to generic products with no known safety features.

Nexafed, our first Impede Technology product, was launched into the United States market in December 2012 and Nexafed Sinus Pressure + Pain product was introduced in February 2015. On March 16, 2017, we and MainPointe Pharmaceuticals, LLC, or MainPointe, entered into a License, Commercialization and Option Agreement, or the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede Technology in the U.S. and Canada to commercialize our Nexafed products. The MainPointe Agreement also grants MainPointe the option to expand the licensed territory to the European Union, Japan and South Korea and to add additional pseudoephedrine-containing products utilizing our Impede Technology. MainPointe is controlled by John Schutte (Mr. Schutte), who became our largest shareholder pursuant to a private placement completed in July 2017. On January 1, 2020, MainPointe assigned to AD Pharma, all of its right, title and interest in the Agreement between MainPointe and Acura dated March 16, 2017. We understand MainPointe continues to market the Nexafed products for AD Pharma. We are not actively developing product candidates utilizing our Impede Technology.

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

We conduct research, development, laboratory, non-commercial manufacturing, and warehousing activities at our operations facility in Culver, Indiana and lease an administrative office in Palatine, Illinois. In addition to internal capabilities and activities, we engage numerous clinical research organizations, or CROs, with expertise in regulatory affairs, clinical trial design and monitoring, clinical data management, biostatistics, medical writing, laboratory testing and related services. Our Supply Agreements with two third-party pharmaceutical product manufacturers and packagers to supply our commercial requirements for our Nexafed and Nexafed Sinus Pressure + Pain products were assigned to MainPointe in accordance with the MainPointe Agreement.

Our Strategy

Our goal is to become a leading specialty pharmaceutical company focused on addressing the safe use of pharmaceuticals by developing a broad portfolio of technologies and products with enhanced safety features and benefits. Specifically, we intend to:

•	Capitalize on our experience and expertise in the research and development of innovative drug delivery technologies that address medication safety. We have one FDA approved product containing our Aversion Technology commercially launched in the United States by our licensee, and two products commercially launched containing our Impede Technology. We are currently devoting our efforts to product candidates utilizing our LIMITx Technology, which we believe will offer a significant measure of safety to those who would intentionally or otherwise ingest excessive number of tablets.

•	Leverage our technologies by developing a full line of pharmaceutical products which utilize our proprietary technologies. Medication abuse and misuse is not limited to single drugs but often pervades entire drug categories. We intend to develop or collaborate with strategically focused pharmaceutical companies to develop multiple products with our technologies, and are seeking licensing partners for products in development utilizing our LIMITx Technology.

•	Commercialize our products by licensing to strategically focused companies in the United States and other geographic territories. We have licensed our Oxaydo product to Zyla for commercialization, have licensed our Aversion Technology to KemPharm for use in certain of its prodrug products, have licensed our Nexafed products utilizing our Impede Technology to MainPointe/AD Pharma for commercialization (and granted MainPointe and AD Pharma options to other Impede products), and we entered into an agreement with AD Pharma that will finance Acura’s operations, provide for the completion of development of LTX-03 and grants them exclusive commercialization rights in the United States to LTX-03. Additionally, we are seeking other licensing partners for other product candidates utilizing our LIMITx, Aversion and Impede technologies.

•	Maintain an efficient internal cost structure. Our internal cost structure is focused on discovering new technologies and developing product formulations using those technologies. We outsource many high cost elements of development and commercialization, such as clinical trials and commercial manufacturing that minimize required fixed overhead and capital investment and thereby reduces our business risk.

Misuse or Abuse of Prescription Opioid Products and Development of Risk Mitigation Formulations

Prescription opioids drugs, such as morphine and oxycodone, have a long history of use for the management of pain. Because they are highly effective, they are one of the largest prescribed drug categories in the U.S. However, a side effect of high doses of opioids is euphoria, or “a high”. For these reasons, opioids are the most misused or abused prescription drugs in the U.S. Opioids are offered in a variety of dosages including immediate-release tablets (or capsules), extended-release tablets (or capsules), patches and other formats. Those who misuse or abuse drugs will often do so in one of the following manners:

•	Oral Excessive Tablet Abuse (ETA). Generally recognized as the most prevalent route of administration by abusers, the abuser simply orally ingests more tablets (or capsules) than is recommended for pain relief.

•	Oral Manipulated Tablet Abuse (MTA). Extended-release tablets or patches are sometimes crushed, chewed or otherwise physically or chemically manipulated to defeat the extended-release mechanism and provide an immediate-release of the opioid for oral ingestion.

•	Nasal snorting. Crushed tablets are insufflated for absorption of the drug through the nasal tissues.

•	Injection. The opioid is physically or chemically removed from the dosage and injected into the vein using a syringe.

•	Poly-pharmacy. Opioids are sometimes used in conjunction with alcohol, methamphetamine, or other drugs to accentuate the high.

•	Overdose. Drug abusers may accidentally introduce excessive quantities of drugs in their systems or combine drugs that may heighten the chance of adverse effects of drugs, Some patients may over ingest drugs accidentally or with the express intent of suicide.

Safe use technology formulations incorporate physical and/or chemical barriers or functionality in the products to prevent or discourage a user from inappropriately administering the product. The extent and manner in which any of the features of these formulations may be described in the FDA approved label for our pipeline products will be dependent on the results of and the acceptance by the FDA of our and our licensees’ studies for each product.

Development of safe use products typically require one or more studies. These studies may include in vitro laboratory studies (which may include but not be limited to: syringeability of the formulation, extractability of the active ingredient, and particle size of the crushed product) animal studies (which may include but not be limited to: respiratory depression), and human clinical studies (which may include but not be limited to: human abuse liability, respiratory depression studies) comparing the benefits of our product candidates to currently marketed products. Because our products use known active ingredients in approved dosage strengths, the safety and efficacy of the opioid will need to be established by a series of pharmacokinetic studies demonstrating: (a) bioequivalence to an approved reference drug, (b) food effect of our formulations, (c) dose proportionality of our formulation, and (d) other external impacts to our unique formulations. A product candidate that does not achieve satisfactory pharmacokinetic results may require a phase III clinical efficacy study.

Further development will likely also entail additional safety and/or efficacy assessment as may be identified by the FDA for each specific formulation during the Investigational New Drug application, or IND, or NDA phase of development. In accordance with the FDA’s 2015 Guidance, we will likely have a post-approval requirement for each of our opioid products, if approved, to perform an epidemiology study to assess the in-market impact on abuse of our formulation and most approved opioid products are subject to an FDA approved risk evaluation and mitigations strategy (REMS).

Overdose Risk Mitigation - Products and Development

Any drug may initiate severe unwanted side effects when overdosed. For example, a known and FDA labelled side effect of the overdose of opioids is respiratory depression. High doses of opioids can affect the respiratory center of the brain resulting in a slowing and/or shallowing of the breathing which increases carbon dioxide (CO2) in the blood stream. Opioids also impact ancillary CO2 monitoring of the blood preventing the body from taking corrective action. The increased CO2 and resulting decrease in oxygen in the blood systematically shuts down body systems and may result in death.

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
Immediate-release hydrocodone bitartrate with acetaminophen (LTX-03)

Initial buffer dose ranging study completed October 2017

Follow on dose ranging study completed in January 2018

Manufacturing scale-up initiated. Formulation and manufacturing process optimized for commercial scale. Certain ancillary manufacturing equipment is on order.

Immediate-release oxycodone HCl (LTX-01) & (LTX-02)	Formulation development in process
Immediate-release non-opioid drug (LTX-09)	Formulation development in process
Immediate-release hydromorphone HCI (LTX-04)	Two Phase I exploratory pharmacokinetic studies completed. IND no longer active.

Study 400

Study 400 was a two cohort, open label, crossover design pharmacokinetic study of LTX-04 in healthy adult subjects. Study 400 measured the rate and extent of absorption of the active drug ingredient into the bloodstream with the maximum concentration, or Cmax, typically associated with an increase in drug abuse. Cohort 1 enrolled 30 subjects who were randomized into three subgroups of 10 taking either 1, 2 or 3 tablets. Each subgroup subject orally swallowed the planned number of tablets in a randomized manner taking single doses of two different test formulations of LTX-04 (designated as LTX-04P and LTX-04S and distinguished by their respective acid neutralizing capacity) and Purdue Pharma’s marketed drug Dilaudid® as a comparator. The 1, 2 and 3 tablets subgroups in Cohort 1 completed 8, 10 and 8 subjects, respectively.

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

In Study APT-RDR-300 all doses above 100 mg/kg demonstrated with statistical significance (p<.05) SpO2 measured OIRD at all time points post-dosing. The 100 mg/kg dose was not statistically significant for OIRD at any time point post-dosing. The mortality rate was correlated with higher doses. In all animals exhibiting OIRD, OIRD was acutely evident within 30 minutes of dosing which was consistent with the Cmax of the hydrocodone dose. Increased Cmax was generally associated with an increased prevalence of acute OIRD (SpO2 ≤70%). Approximately 50% of animals reaching this acute OIRD level resulted in death. Due to a high variability in the pharmacokinetics and pharmacodynamics observed in the study, no further associations were possible. Acura believes the results of this study generally support the development of opioid products with a reduction in Cmax in overdose situations.

We intend to advance LTX-03 to clinical development for a New Drug Application (NDA). Therefore, we submitted an Investigational New Drug Application, or IND with respect to LTX-03, to the FDA in the first quarter of 2018, which became effective in April 2018. We have completed a manufacturing formulation and manufacturing process optimization study for LTX-03. We are currently conducting the scale-up of the commercial manufacturing process as to-be-marketed formulations are required for all NDA development work. We are currently awaiting delivery of certain ancillary equipment for use in manufacturing the drug micro-particles before scale-up work can commence. Among other things, we believe we will have to demonstrate a scientific link between Cmax reductions and a reduction in the risk of respiratory depression.

AD Pharma Agreement covering LTX-03

On June 28, 2019 we announced a License, Development and Commercialization Agreement (the "Agreement") with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors that will finance Acura’s operations and completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. AD Pharma retains commercialization rights from which Acura will be entitled to receive royalties and potential sales related milestones.

The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include monthly license payments by AD Pharma of $350,000 up to the earlier of November 30, 2020 or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03 and reimbursement by AD Pharma of Acura’s LTX-03 outside development expenses. Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones.

AD Pharma may terminate the Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by November 30, 2020, AD Pharma has the option to terminate the Agreement and take ownership of the LIMITx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires.

We also granted authority to MainPointe Pharmaceuticals, LLC (MainPointe) to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength). In March 2017, we granted MainPointe an exclusive license to our IMPEDE ® Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada. On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura dated March 16, 2017. We understand that MainPointe continues to market the Nexafed products.

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

In accordance with the Zyla Agreement, we and Zyla formed a joint steering committee to oversee commercialization strategies and the development of product line extensions. Zyla pays a significant portion of the expenses relating to (i) annual NDA PDUFA program fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States and pays all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Zyla is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Zyla has final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Zyla may develop Oxaydo for other countries and in additional strengths, in its discretion.

Zyla paid us an upfront payment of $5.0 million upon signing of the Zyla Agreement and a $2.5 million milestone in October 2015 in connection with the launch of Oxaydo. In addition, we will be entitled to a one-time $12.5 million milestone payment when worldwide Oxaydo net sales reach $150.0 million in a calendar year. In addition, we are entitled to receive from Zyla a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year (excluding net sales resulting from our co-promotion efforts). In any calendar year in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Zyla’s royalty payment obligations commenced on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to the Product). Royalties will be reduced upon the entry of generic equivalents, as well as for payments required to be made by Zyla to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

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

Upon execution of the KemPharm Agreement, KemPharm paid us an upfront payment of $3.5 million. If KemPharm exercises its option to use our Aversion Technology with more than the 2 prodrugs licensed, then KemPharm will pay us up to $1.0 million for each additional prodrug license. In addition, we will receive from KemPharm a low single digit royalty on commercial sales by KemPharm of products developed using our Aversion Technology under the KemPharm Agreement. KemPharm’s royalty payment obligations commence on the first commercial sale of a product using our Aversion Technology and expire, on a country-by-country basis, upon the expiration of the last to expire patent claim of the Aversion Technology covering a product in such country, at which time the license for the particular product and country becomes fully paid and royalty free. As of December 31, 2019 we are unaware of KemPharm’s use of our Aversion technology under the KemPharm Agreement.

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

Impede Technology Products

Our initial Impede 1.0 Technology being used in Nexafed Sinus Pressure + Pain contains a proprietary mixture of inactive ingredients, prevents the extraction of PSE from tablets using known extraction methods and disrupts the direct conversion of PSE from tablets into methamphetamine.

We have developed a next generation Impede 2.0 Technology with additional inactive ingredients to improve the meth-resistance of our technology which is currently used in Nexafed Tablets. One-pot, direct conversion meth testing performed by our CRO on the following commercially available products resulted in:

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

Other Impede Technology Products

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

Product Labeling for Impede Technology Products

Nexafed and Nexafed Sinus Pressure + Pain products are marketed pursuant to the FDA’s OTC Monograph regulations, which require that our products have labeling as specified in the regulations. Marketing for the Nexafed products includes advertising the extraction characteristics and methamphetamine-resistant benefits of these products which is supported by our published research studies.

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

Product Labeling for Products Using Our Technologies

We or our licensee may seek to include descriptions of studies that characterize the safety features of our technologies in the label for our products in development. Zyla has committed to undertake FDA required epidemiological studies to assess the actual consequences of abuse of Oxaydo in the market for which we share a minority portion of appropriate fees and expenses. The extent to which a description of the results of epidemiological or other studies will be added to or included in the FDA approved product label for our products in development will be the subject of our discussions with the FDA as part of the NDA review process. Further, because the FDA closely regulates promotional materials, even if FDA initially approves labeling that includes a description of the properties of the product, the FDA’s Office of Prescription Drug Promotion, or OPDP, will continue to review the acceptability of promotional labeling claims and product advertising campaigns for our marketed products.

In April 2015, the FDA published guidance for industry on the evaluation and labeling of abuse-deterrent opioids and in June 2019, FDA issued a draft for public comment guidance on a Benefit-Risk Assessment Framework for Opioid Analgesic Drugs which may be beneficial to use in the development and labeling of our product candidates.

Patents and Patent Applications

We have the following issued patents covering, among other things, our LIMITx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033
9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033
9,662,393 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	May 2017	Nov. 2033
10,441,657 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Sept. 2019	Nov. 2033
2,892,908 (CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
5,922,851 (JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
ZL201380062421.0 (CHN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2018	Nov. 2033
2,925,304 (EUR)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Sep. 2018	Nov. 2033
2015124694 (RUS)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Nov. 2018	Nov. 2033
2013352162 (AUS)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Dec. 2018	Nov. 2033
366159 (MEX)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2019	Nov. 2033
238713 (ISR)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2019	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	July 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023
9,492,443 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Nov. 2016	Nov. 2023

We have the following additional issued patents relating to our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	July 2014	Nov. 2023
2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027
175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
1694260 (EUR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patents covering, among other things, our Nexafed product line and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032
9,757,466 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Sept. 2017	Feb. 2032
10,004,699 (US)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	June 2018	Dec. 2035
2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	June 2016	Sept. 2030
2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	June 2016	Sept. 2030
2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sept. 2030
218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jan. 2016	Sept. 2030
2015274936 (AUS)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Sept. 2018	June 2035
13102020.5 (HK)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Oct. 2016	Sept. 2030

In addition to our issued patents listed above and additional unlisted issued patents, we have filed multiple U.S. patent applications and international patent applications relating to compositions containing abusable active pharmaceutical ingredients as well as applications covering our Impede 1.0 and 2.0 Technologies and filed U.S. patent applications for our LIMITx Technology. Except for the rights granted in the Zyla Agreement, the KemPharm Agreement, the MainPointe Agreement, and the AD Pharma Agreement and in the patent infringement settlement agreements described below, we have retained all intellectual property rights to our Aversion Technology, Impede Technology, LIMITx Technology and related product candidates.

Between October, 2013 and May, 2014 we settled on an individual basis, patent infringement suits we brought against generic manufacturers Par Pharmaceuticals, Inc., Impax Laboratories, Inc. Sandoz Inc. and Ranbaxy Inc. initiated by their seeking to market generic versions of Oxaydo. Principally, the settlements grant to Par a royalty bearing license to use our Aversion Technology patents in an immediate-release oxycodone product starting in January 2022, or sooner depending on other generic competition. None of such settlements impacted the validity or enforceability of our Patents. Reference is made to the Risk Factors contained in this report under Item 1A.

On May 20, 2016, we, Purdue Pharma L.P. and Zyla settled patent infringement actions initiated by Purdue against Oxaydo and an Intes Parties Review initiated by us against a Purdue patent. The parties dismissed or withdrew the actions, requested that the USPTO terminate the IPR Review and exchanged mutual releases. No payments were made by the parties under the settlement agreement. The settlement provides that Acura will not, in the future, assert certain Acura U.S. Aversion Technology patents against selected Purdue immediate and extended-release products. In addition, Purdue has certain rights to negotiate to exclusively distribute an authorized generic version of certain Zyla products, including, in some circumstances, Oxaydo® and other products using Acura’s Aversion® Technology if licensed to Zyla. Reference is made to the Risk Factors contained in this report under Item 1A.

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

We believe potential competitors may be developing opioid abuse deterrent technologies and products. Such potential competitors include, but may not be limited to, Pfizer Inc., Purdue Pharma, Atlantic Pharmaceuticals, KemPharm, Shionogi, Nektar Therapeutics, Signature Therapeutics, QRx Pharma, Tris Pharma, Pisgah Labs, Teva Pharmaceuticals, Sun Pharmaceuticals, Ensysce Biopharma, Inspirion Delivery Sciences and Collegium Pharmaceuticals.

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

In addition to our license agreement with MainPointe/AD Pharma, we may consider licensing our Impede Technology or other products utilizing such technology for commercialization.

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

FDA approval is required before any “new drug,” can be marketed. A “new drug” is one not generally recognized, by experts qualified by scientific training and experience, as safe and effective for its intended use. Our products not subject to and in compliance with an OTC Monograph are new drugs and require prior FDA approval. Such approval must be based on extensive information and data submitted in a NDA, including but not limited to adequate and well controlled laboratory and clinical investigations to demonstrate the safety and effectiveness of the drug product for its intended use(s) as well as the manufacturing suitability of the product. In addition to providing required safety and effectiveness data for FDA approval, a drug manufacturer’s practices and procedures must comply with current Good Manufacturing Practices (“cGMPs”), which apply to manufacturing, receiving, holding and shipping, and include, among other things, demonstration of product purity, consistent manufacturing and quality and at least six months of data supporting product expiration dating based on clinical registration batches. Accordingly, manufacturers must continue to expend time, money and effort in all applicable areas relating to quality assurance and regulatory compliance, including production and quality control to comply with cGMPs. Failure to so comply risks delays in approval of drug products and possible FDA enforcement actions, such as an injunction against shipment of products, the seizure of non-complying products, criminal prosecution and/or any of the other possible consequences described above. We are subject to periodic inspection by the FDA and DEA, which inspections may or may not be announced in advance.

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

According to FDA’s fee schedule, posted on August 2, 2019, for the 2020 fiscal year, the user fee for an application fee requiring clinical data, such as an NDA is $2,942,965. The FDA adjusts PDUFA user fees on an annual basis. A written request can be submitted for a waiver of the application fee for the first human drug application that is filed by a small business. Where we are subject to these fees, they are significant expenditures that may be incurred in the future and must be paid at the time of submission of each application to FDA.

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

In terms of program fees, subject to certain exceptions, each sponsor is required to pay the annual fee for each new prescription drug approved as of 1 October of each fiscal year (for 2020 such fee is $325,424 per product strength), but applicants may not be assessed more than five prescription drug program fees for a fiscal year, for prescription drugs identified in a single application. For example, an applicant that has 10 drug products identified in an approved NDA for 10 different strengths of tablet dosage form products is eligible for an assessment for a maximum of 5 program fees. PDUFA VI also eliminated fees for drug application supplements and establishment fees.

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

Risks Related to Our Business and Industry

We have a history of operating losses and may not be able to generate a positive return on shareholders’ investment; there is substantial doubt as to our ability to continue as a going concern.

We had a net loss of $3.8 million, $3.8 million, and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of March 30, 2020 we had approximately $1.2 million of cash. The Agreement with AD Pharma provides us monthly license payments of $350,000 from July 2019 through November 2020 as well as reimbursement for all outside development costs for LTX-03. However, AD Pharma has the right to terminate the Agreement at any time for convenience and such action would substantially and adversely affect our ability to fund continuing operations. Our future viability will depend on several factors, including:

•	the receipt of monthly license payments from AD Pharma for the entire18 month period ending November 30, 2020; and

•	our receipt of royalties relating to Zyla’s sale of Oxaydo, of which no assurance can be given; and

•	MainPointe’s successful marketing and sale of our Nexafed products and other products utilizing our Impede Technology, and market acceptance, increased demand for and sales of our Nexafed products, of which no assurance can be given; and

•	our receipt of milestone payments and royalties relating to our LIMITx Technology products in development from future licensees, of which no assurance can be given; and

•	the receipt of FDA approval and the successful commercialization by future licensees, yet to be identified and obtained, of products utilizing our LIMITx Technology and our ability to commercialize our Impede Technology without infringing the patents and other intellectual property rights of third parties, of which no assurance can be given.

We are currently focused primarily on the development of our lead LIMITx product candidate, LTX-03, as well as our other LIMITx programs, which we believe will result in our continued incurrence of significant research, development and other expenses related to those programs. If preclinical studies or the clinical trials for any of our LIMITx drug candidates fail or produce unsuccessful results and those drug candidates do not gain regulatory approval, or if any of our LIMITx drug candidates, if approved, fail to achieve market acceptance, we may never become self-supporting resulting in significant doubt as to our ability to sustain operations.

We cannot assure you that Oxaydo or our Nexafed products will be successfully commercialized or our LIMITx Technology or Impede Technology products in development will be successfully developed or be approved for commercialization by the FDA.

Even if Zyla succeeds in commercializing Oxaydo, if MainPointe is successful in commercializing our Nexafed products, or if we and AD Pharma succeed in developing and commercializing one or more of our pipeline LIMITx or Impede Technology products, we expect to continue using cash reserves for the foreseeable future. Our expenses may increase in the foreseeable future as a result of continued research and development of these and other product candidates, maintaining and expanding the scope of our intellectual property, and hiring of additional research and development staff.

We will need to generate revenues from royalties on sales to achieve and maintain liquidity. If Zyla does not successfully commercialize Oxaydo, if MainPointe does not successfully commercialize the Nexafed products, or if we or AD Pharma cannot successfully develop, obtain regulatory approval and commercialize our LIMITx product candidates in development, specifically LTX-03, we will not be able to generate such royalty revenues or achieve future profitability. Our failure to achieve or maintain profitability would have a material adverse impact on our operations, financial condition and on the market price of our common stock.

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us; if we fail to raise additional funding we will cease operations and/or seek protection under applicable bankruptcy laws.

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations currently are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies of our LIMITx product candidates and the cost, timing and outcomes of regulatory approval for our LIMITx product candidates. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time. As of March 30, 2020 our cash balance was approximately $1.2 million. Additionally, the Agreement with AD Pharma calls for monthly license payments of $350,000 from July 2019 through November 2020 and as well as their payment of all outside development costs for LTX-03. To fund further operations, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies.

We will require future additional capital infusions including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that we will complete any financings, strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us. Any additional equity financing will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants or have other provisions, including possibly security interests in our assets that could be onerous. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed would materially harm our business, financial condition, results of operations and prospects. In the absence of the receipt of additional financing or payments under third-party license or collaborative agreements, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. This could result in a complete loss of shareholder value of the Company. Even assuming we are successful in securing additional sources of financing to fund continued operations, there can be no assurance that the proceeds of such financing will be sufficient to fund operations until such time, if at all, that we generate sufficient revenue from our products and product candidate to sustain and grow our operations.

Our ongoing capital requirements will depend on numerous factors, which likely will require that we continue to obtain capital infusions in the future. Our capital requirements, which cannot be predicted with certainty, include: the progress and results of preclinical testing and clinical trials of our LIMITx product candidates under development; the costs of complying with the FDA and other domestic regulatory agency requirements, the progress of our research and development programs and those of our partners; the time and costs expended and required to obtain any necessary or desired regulatory approvals; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements that we undertake; and the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the FDA approved label for any product.

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, in regions where third parties for which we rely, as in CROs or CMOs, have significant research, development or manufacturing facilities, concentrations of clinical trial sites or other business operations, causing disruption in supplies and services.

Our business could be adversely affected by health epidemics in regions where third parties for which we rely, as in CROs or CMOs, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. On January 30, 202 0, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of novel coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO declared the COVID-19 outbreak a pandemic, which continues to spread throughout the world. The spread of this pandemic has caused significant volatility and uncertainty in U.S. and international markets.  This could result in an economic downturn and may disrupt our business and delay our clinical programs and timelines.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and manufacturing activities of LTX-03.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

If we fail to comply with the covenants and other obligations under our loan with AD Pharma, LLC they may accelerate amounts owed and may foreclose upon the security interest in all of our assets securing our obligation.

At June 28, 2019, we (including our wholly-owned subsidiary Acura Pharmaceutical Technologies, Inc. (“APT”)), entered into a Promissory Note and Security Agreement with John Schutte (Mr. Schutte) that consolidated existing promissory notes into a single Note for $6.0 million (after including accrued interest). To secure our performance of our obligations under the Note, we granted Mr. Schutte a security interest in all of our assets. Our failure to comply with the terms of the loan agreement, if we file bankruptcy, failure to pay interest and principal when due on July 1, 2023, or upon failure to meet certain timelines as defined in the License, Development and Commercialization Agreement could result in the acceleration of payment of our loan, foreclosure on our assets, and other adverse results. With our consent, Mr. Schutte assigned and transferred to Abuse Deterrent Pharma, LLC (“AD Pharma”) (an entity controlled by him, all of his right, title and interest in this Note and associated Security Agreement effective June 28, 2019. Any declaration of an event of default by AD Pharma could result in the transfer of our business to AD Pharma without additional consideration and the loss by our shareholders of their entire interest.

We are largely dependent on our successful development of our LIMITx product candidates.

Our ability to generate revenues and become profitable will depend in large part on our successful development of our LTX-03 as licensed to AD Pharma and potentially other LIMITx product candidates and on the commercial success of our only FDA approved product, Oxaydo, of which no assurance can be given We expect that a substantial portion of our efforts and expenditures over the next few years, if we obtain additional funding, will be devoted to our lead LIMITx product candidate, LTX-03, and other LIMITx product candidates in development. We completed our first two Phase I clinical studies for LTX-04, an opioid hydromorphone HCI, in mid-2016. We have changed our primary development focus from immediate-release hydromorphone products (i.e., LTX-04, described above) to immediate-release hydrocodone products (i.e., LTX-03) because hydrocodone bitartrate is more likely to be abused in oral excessive tablet abuse, or ETA, and completed two pharmokinetic studies for LTX-03 during 2017 and the first week of 2018. We are also engaged in formulation development or early preclinical development for other LIMITx product candidates. Accordingly, our business is currently substantially dependent on the successful development, clinical testing, regulatory approval and commercialization of our LIMITx product candidates, which may never occur. If our clinical studies for LTX-03 are not successful we may determine that further clinical development of LTX-03 or other LIMITx product candidates should be discontinued. Also, the failure of clinical studies for LTX-03 may cause AD Pharma to terminate the Agreement. We expect that any revenues from our LIMITx product candidates, specifically LTX-03 will be derived from upfront payments, milestone payments and royalties under license agreements with AD Pharma, of which no assurance can be given.

If MainPointe/AD Pharma is not successful in commercializing our Nexafed Products, our revenues and business will suffer.

Our Nexafed products compete in the highly competitive market for cold, sinus and allergy products generally available to the consumer without a prescription. Many of our competitors have substantially greater financial and other resources and are able to expend more funds and effort than MainPointe in marketing their competing products. Category leading brands are often supported by regional and national advertising and promotional efforts. Our Nexafed products compete with national brands as well as pharmacy store brands that are offered at a lower price. There can be no assurance that MainPointe will succeed in commercializing our Nexafed products, or that the pricing of our Nexafed products will allow us to generate significant royalty revenues. Regulations have been enacted in several state or local jurisdictions requiring a doctor’s prescription to obtain pseudoephedrine products. An expansion of such restrictions to other jurisdictions or even nationally will adversely impact MainPointe’s ability to market our Nexafed products as over-the-counter, or OTC, products and negatively impact royalty payments to us from Nexafed products sales. There can be no assurance that MainPointe will devote sufficient resources to marketing and commercialization of our Nexafed products. MainPointe’s failure to successfully commercialize our Nexafed® products may have an adverse effect on our business and financial condition.

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

Our failure to meet the development timelines in the License Agreement with AD Pharma, including FDA acceptance of NDA submission for LTX-03 by November 30, 2020, will allow AD Pharma the option to terminate the Agreement and take ownership of the LIMITx intellectual property which will adversely impact our ability to develop, market and sell our LIMITx Technology products and our revenues and business will be materially adversely affected.

We are engaged in the development of product candidates utilizing our LIMITx Technology, including planning studies for LTX-03, our hydrocodone/acetaminophen lead product candidate which has been licensed to AD Pharma. This License requires that the IND application for LTX-03 be accepted by the FDA within 18 months from June 28, 2019. Failure to do so gives AD Pharma the option to terminate this Agreement and take ownership of the LIMITx intellectual property. AD Pharma’s seizure of the LIMITx IP would have a material adverse impact our financial condition and results of operations.

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

We are committing a majority of our resources to the development of product candidates utilizing our LIMITx and Impede Technologies. Notwithstanding the receipt of FDA approval of Oxaydo and our marketing of our Nexafed products, there can be no assurance that any product candidate utilizing our Impede or LIMITx Technologies will meet FDA’s standards for commercial distribution. Further, there can be no assurance that other product candidates that may be developed using LIMITx, Impede or Aversion Technologies will achieve the targeted end points in the required clinical studies, demonstration of acceptable manufacturing, quality and product expiration standards, or perform as intended in other pre-clinical and clinical studies or lead to an NDA submission or filing acceptance. Our failure to successfully develop and achieve final FDA approval of our product candidates in development will have a material adverse effect on our financial condition.

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

As part of the AD Pharma Agreement, the Zyla Agreement, the KemPharm Agreement, the MainPointe Agreement, or any license agreement we may enter into relating to any of our LIMITx or Impede Technology products in development or our Aversion Technology, we do not have day-to-day control over the activities of our licensees with respect to any product candidate. If a licensee fails to fulfill its obligations under an agreement with us, we may be unable to assume the development and/or commercialization of the product covered by that agreement or to enter into alternative arrangements with another third party. In addition, we may encounter delays in the commercialization of the products that are the subject of a license agreement. Accordingly, our ability to receive any revenue from the products covered by such agreements will be dependent on the efforts of our licensees. We could be involved in disputes with a licensee, which could lead to delays in or termination of, our development and/or commercialization programs and result in time consuming and expensive litigation or arbitration. In addition, any such dispute could diminish our licensee’s commitment to us and reduce the resources they devote to developing and/or commercializing our products. If any licensee terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing and/or commercializing our product candidates would be materially adversely effected. Additionally, due to the nature of the market for Oxaydo and our LIMITx and Impede product candidates, it may be necessary for us to license a significant portion of our product candidates to a single company, thereby eliminating our opportunity to commercialize other product candidates with other licensees.

If we fail to maintain our license agreement with Zyla, we may have to commercialize Oxaydo on our own and if we fail to maintain the license agreement with AD Pharma we may have to commercialize Nexafed Products on our own.

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

The commercial success of our products will depend on acceptance by health care providers and others that such products are clinically useful, cost-effective and safe. There can be no assurance given that our products utilizing the Aversion, Impede or LIMITx Technologies will be accepted by health care providers and others. Factors that may materially affect market acceptance of our product candidates include but are not limited to:

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

The ability of our licensees to successfully commercialize our products may depend in part on the availability of reimbursement for our prescription products from government health administration authorities, private health insurers, and other third-party payers and administrators, including Medicaid and Medicare. We cannot predict the availability of reimbursement for newly-approved products utilizing our Aversion, Impede or LIMITx Technologies. Third-party payers and administrators, including state Medicaid programs and Medicare, are challenging the prices charged for pharmaceutical products. Government and other third-party payers increasingly are limiting both coverage and the level of reimbursement for new drugs. Third-party insurance coverage may not be available to patients for any of our product candidates. The continuing efforts of government and third-party payers to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payers do not provide adequate coverage and reimbursement for any product utilizing our technologies, health care providers may not prescribe them or patients may ask their health care providers to prescribe competing products with more favorable reimbursement. In some foreign markets, pricing and profitability of pharmaceutical products are subject to government control. In the United States, we expect there may be federal and state proposals for similar controls. In addition, we expect that increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or our licensees charge for any of our products in the future. Further, cost control initiatives could impair our ability or the ability of our licensees to commercialize our products and our ability to earn revenues from commercialization

Federal and foreign legislation may be enacted that may seriously impact the commercial viability and acceptance of the products we have licensed and are developing.

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

In the event that a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be costly, difficult and time consuming. We may not have sufficient resources to enforce our intellectual property rights or to defend our patent or other intellectual property rights against a challenge. If we are unsuccessful in enforcing and protecting our intellectual property rights and protecting our products, it would harm our business. In certain circumstances, we expect that our licensees will have first right to control the enforcement of certain of our patents against third party infringers. Our licensees may not put adequate resources or effort into such enforcement actions or otherwise fail to restrain infringing products. In addition, in an infringement proceeding, including the Paragraph IV Proceedings, a court may decide that a patent of ours is invalid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation, including the Paragraph IV Proceedings, or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Our technologies or products may be found to infringe claims of patents owned by others. If we determine that we are, or if we are found to be infringing a patent held by another party, we, our suppliers or our licensees might have to seek a license to make, use, and sell the patented technologies and products. In that case, we, our suppliers or our licensees might not be able to obtain such license on acceptable terms, or at all. The failure to obtain a license to any third party technology that we may require would materially harm our business, financial condition and results of operations. If a legal action is brought against us or our licensees, we could incur substantial defense costs, and any such action might not be resolved in our favor. If such a dispute is resolved against us, we may have to pay the other party large sums of money and use of our technology and the testing, manufacturing, marketing or sale of one or more of our products could be restricted or prohibited. Even prior to resolution of such a dispute, use of our technology and the testing, manufacturing, marketing or sale of one or more of our products could be restricted or prohibited.

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

Under the Hatch-Waxman Act, the FDA can approve an Abbreviated New Drug Application (“ANDA”) for a generic version of a branded drug and what is referred to as a Section 505(b)(2) NDA, for a branded variation of an existing branded drug, without requiring such applicant to undertake the full clinical testing necessary to obtain approval to market a new drug. In November 2017 the FDA issued guidance for the industry on obtaining approval for generic versions of opioids that reference products whose labeling describes abuse-deterrent properties. An ANDA applicant usually needs to only submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage form, inactive ingredients, or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug. Under the 2017 FDA guidance when a potential ANDA applicant develops a generic solid oral opioid drug product, the potential ANDA applicant should evaluate its proposed generic drug to show that it is no less abuse deterrent than the reference drug with respect to all of the potential routes of abuse.

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

In 2012 and 2013, we received Paragraph IV Certification Notices under 21 U.S.C. 355(j) (a Paragraph IV Notice) from 5 different generic sponsors of an ANDA for a generic drug listing Oxaydo as the reference listed drug. We initiated patent infringement proceedings against all 5. In 2013 and 2014, Watson Laboratories, Inc. – Florida (Watson) withdrew their Paragraph IV certification and we settled our litigation with Par Pharmaceutical, Inc., Impax Laboratories, Inc. Sandoz Inc., and Ranbaxy, Inc. Par is the first filer of an ANDA for a generic Oxaydo product and is entitled to the 180-day first filer exclusivity under applicable law and FDA regulations.

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

We believe potential competitors may be developing opioid abuse deterrent technologies and products. Such potential competitors include, but may not be limited to, Pfizer Inc., Purdue Pharma, Atlantic Pharmaceuticals, KemPharm, Shionogi, Nektar Therapeutics, Signature Therapeutics, QRx Pharma, Tris Pharma, Pisgah Labs, Teva Pharmaceuticals, Sun Pharmaceuticals, Inspirion Delivery Sciences, and Collegium Pharmaceuticals, Inc. These companies appear to be focusing their development efforts on ER Opioid Products, except for Atlantic Pharmaceuticals, Pisgah Labs, Inspirion and KemPharm.

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

We are dependent on our management and scientific team, including Robert Jones, our President and Chief Executive Officer, Peter A. Clemens, our Chief Financial Officer, and Albert W. Brzeczko, Ph.D., our Vice President of Pharmaceutical Sciences. We may not be able to retain the services of key personnel or attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. While we have employment agreements with our CEO and CFO, all of our other employees are at-will employees who may terminate their employment at any time. We do not have key personnel insurance on any of our officers or employees. The loss of any of our key personnel, or the inability to attract and retain such personnel, may significantly delay or prevent the achievement of our product and technology development and business objectives and could materially adversely affect our business, financial condition and results of operations.

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

Further, many of our raw ingredients and manufacturing equipment comes from international sources. Trade agreements and/or disagreements or other unforeseen disruptions to international supply chains may have an adverse impact on our business.

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

Prior ownership changes may limit our ability to use our tax net operating loss carryforwards as part of an corporate restructure or reorganization.

Significant equity restructuring often results in an Internal Revenue Section 382 ownership change that limits the future use of Net Operating Loss (“NOL”), carryforwards and other tax attributes. In addition, under the Tax Cuts and Jobs Act of 2017, NOL usage in any given year will be limited to 80% of taxable income, without regard to the NOL deduction, and losses incurred in 2018 and forward may not be carried back but can be carried forward indefinitely, but losses incurred prior to 2018 can only be carried forward for 20 years. We have determined that we have undergone ownership changes in both 2004 and 2017 (as defined by Section 382 of the Internal Revenue Code) and as a result, our use of NOL carryforwards on an annual basis will be very limited. As such, an entity that may seek to acquire the Company would likely be limited in the amount of NOLs they may be able to utilize. Neither the amount of our NOL carryforwards nor the amount of limitation of such carryforwards claimed by us have been audited or otherwise validated by the Internal Revenue Service, which could challenge the amount we have calculated. The recognition and measurement of our tax benefit includes estimates and judgment by our management, which includes subjectivity. Changes in estimates may create volatility in our tax rate in future periods based on new information about particular tax positions that may cause management to change its estimates.

Risks Relating to our Common Stock

Our results of operations will fluctuate, and these fluctuations could cause our stock price to decline.

Our quarterly and annual operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of any license agreement, the timing of launch and market acceptance of our products, and the timing of the research, development and regulatory submissions of our products in development that could cause our operating results to fluctuate. The forecasting of the timing and amount of sales of our products is difficult due to market uncertainty and the uncertainty inherent in seeking FDA and other necessary approvals for our product candidates. As a result, in some periods, our clinical, financial or operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our stock.

Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.

During 2019, our stock traded as high as $0.63 per share and as low as $0.11 per share. The trading price of our common stock is likely to continue to exhibit wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

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

As of February 15, 2020, our two largest shareholders own an aggregate of 12,651,582 shares (including 1,782,531 shares underlying warrants) (representing approximately 54.6% of our outstanding shares, including shares issuable upon exercise of these warrants but not including any other warrants, options or convertible debt outstanding to other entities). If some or all of such shares are sold by such stockholders, it may have the effect of depressing the trading price of our common stock. In addition, such sales could make it more difficult for us to raise capital if needed in the future.

Approximately 45.6% of our common stock, after giving effect to exercise of a warrant, is owned by a single individual, who is also a principal of AD Pharma LLC and MainPointe Pharmaceuticals LLC, and that individual is also party to our Second Amended and Restated Voting Agreement.

A significant amount of our common stock is owned by a single individual, Mr. Schutte. On July 24, 2017, we completed a $4.0 million private placement with him for the sale of 8,912,655 shares and warrants to purchase 1,782,531 shares at an exercise price of $0.528 and expiring on July 24, 2022. Mr. Schutte is a principal of MainPointe. In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada. MainPointe also has options to expand the territory and products covered for additional sums. Further, as part of the closing of the Transaction, we, Galen Partners III, L.P., and Essex Woodlands Health Ventures V, L.P. (“Essex”) amended and restated the existing Voting Agreement between the parties to provide for Mr. Schutte to join as a party so that he can designate a director (he has not done so). During 2018 and through June 28, 2019, Mr. Schutte had lent us an aggregate of $6.0 million (including accrued interest) on a secured basis with a security interest in all of our assets, including our intellectual property.

At June 28, 2019, we entered into a Promissory Note with Mr. Schutte that consolidated existing promissory notes into a single Note with a principal amount of $6.0 million (after including accrued and unpaid interest through that date). To secure our performance of our obligations under the Note, we granted Mr. Schutte a security interest in all of our assets. Terms of the consolidated Note provide for a July 1, 2023 maturity date rather than the previous maturity date of January 2, 2020, interest at fixed rate of 7.5% per annum with all payments of principal and interest deferred to maturity. The Note is convertible into Acura common stock at $0.16 per share. As additional consideration, Mr. Schutte received a warrant to purchase 10 million shares of the Company’s common stock at a price of $0.01 per share.

With our consent, Mr. Schutte assigned and transferred to Abuse Deterrent Pharma, LLC (“AD Pharma”), effective June 28, 2019, all of his right, title and interest in this Note, its associated Security Agreement and the Warrant to purchase 10 million common shares of our stock. Mr. Schutte is an investor in AD Pharma.

The combination of Mr. Schutte’s direct share ownership, control of one of our key licensing partners, the right to designate a director to oversee the long-term affairs of our company, his ownership interest in AD Pharma LLC and the security interest AD Pharma has in all of our assets gives him considerable influence over our business and affairs. As a result, Mr. Schutte, as a practical matter, is able to control all matters requiring approval by our shareholders, including the approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of Mr. Schutte as a shareholder and creditor may not always coincide with the interests of our other shareholders and as such he may and cause the Company to take action to advance his interests to the detriment of our other shareholders. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

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

Our common stock is quoted on the OTCQB Market. Our common stock experiences periods when it could be considered “thinly-traded.” This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. In addition, certain institutions are prohibited or limited from trading in shares priced at less than specified levels, including the prices at which our shares currently trade. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will be sustained, or that current trading levels will be sustained or not diminish.

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset- backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million. “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in certain registration statements. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2019 fiscal year that remain unresolved.

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

We conduct research, development, laboratory, development scale and NDA submission batch scale manufacturing and other activities relating to developing product candidates using Aversion, Impede and LIMITx Technologies at the facility we own (through a wholly owned subsidiary) located at 16235 State Road 17, Culver, Indiana. At this location is a 25,000 square foot facility with 7,000 square feet of warehouse, 8,000 square feet of manufacturing space, 4,000 square feet of research and development labs and 6,000 square feet of administrative and storage space. The facility is located on 28 acres of land.

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

None of the plaintiffs in the lawsuits filed to date have confirmed that they ingested any of the generic metoclopramide manufactured by us. We discontinued manufacture and distribution of generic metoclopramide more than 20 years ago. All of these lawsuits have been effectively dismissed with the exception of less than ten pending Philadelphia cases that we expect will be finally dismissed without the need for any action by us. We expect that the Court will finally dismiss the small number of remaining Pennsylvania-based cases against us with prejudice by the end of the first quarter of 2020. Legal fees related to this matter have been covered by our insurance carrier. Based upon the current status and evaluation, we have not accrued for any potential loss related to these matters as of December 31, 2019.

ITEM 4. MINE SAFETY DISLCOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Market Prices of Common Stock

During 2016 fiscal year and through February 22, 2017, our common stock was traded on the Nasdaq Capital Market under the symbol “ACUR”. On February 23, 2017, our common stock was delisted from the Nasdaq Capital Market due to our failure to comply with Nasdaq’s Listing Rule 5550(b)(1), which requires that we maintain $2.5 million in stockholders’ equity for continued listing (or meet the alternatives of market value of listed securities of $35 million or net income from continuing operations). NASDAQ had granted us a grace period through February 10, 2017, to regain compliance with Listing Rule 5550(b)(1), but we were unable to regain compliance within such period.

Commencing on February 23, 2017, our common stock was quoted on the OTCQB under the symbol “ACUR”, however commencing June 4, 2018 and lasting until July 2, 2018 it was quoted on the OTC Markets OTC Pink tier. The downgrade was a result of the late filing of our 2017 Annual Report on Form 10-K beyond any applicable grace periods. The Company regained compliance with the OTCQB and effective July 3, 2018 it was quoted on the OTCQB. However, commencing May 20, 2019 as a result of late filing of our 2018 Annual Report on Form 10-K our common stock was again relegated to the OTC Markets OTC Pink tier. The Company regained compliance with the OTCQB in March, 2020 and effective March 23, 2020 it was quoted on the OTCQB.

Set forth below for the period indicated are the high and low sales prices for our common stock in the OTC Market of OTCQB and Pink tier.

Period	Sales Prices
	High	Low
2019 Fiscal Year
First Quarter	$0.29	$0.11
Second Quarter	0.28	0.13
Third Quarter	0.45	0.14
Fourth Quarter	0.63	0.20

2020 Fiscal Year
First Quarter thru March 27, 2020	$0.47	$0.12

On March 27, 2020 the closing sales price of our common stock was $0.22.

Holders

There were approximately 275 holders of record of our common stock as of March 18, 2020 including approximately 80 holders who were nominees for an undetermined number of beneficial owners based upon a review of a securities position listing provided by our transfer agent in September 2017. There were approximately 4,600 beneficial holders of our common stock as of March 16, 2020.

Dividend Policy

The payment of cash dividends is subject to the discretion of our Board of Directors and is dependent upon many factors, including our earnings, our capital needs and our general financial condition. Historically, we have not paid any cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

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

Company’s Present Financial Condition

At December 31, 2019, we had cash of $862 thousand compared to $91 thousand of cash at December 31, 2018. We had an accumulated deficit of approximately $388 million and $384.2 million at December 31, 2019 and December 31, 2018, respectively. We had a loss from operations of $725 thousand and a net loss of $3.8 million for the year ended December 31, 2019, compared to a loss from operations of $3.9 million and a net loss of $3.8 million for the year ended December 31, 2018.

On June 28, 2019, we entered into License, Development and Commercialization Agreement (the "Agreement") with Abuse Deterrent Pharma, LLC. The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include monthly license payments by AD Pharma of $350,000 up to the earlier of November 30, 2020 or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03 and reimbursement by AD Pharma of Acura’s LTX-03 outside development expenses. Upon commercialization of LTX-03, Acura will be entitled to stepped royalties on sales and is eligible for certain sales related milestones. However, if the NDA application for LTX-03 is not accepted by the FDA by November 30, 2020, AD Pharma has the option of terminating the Agreement and taking ownership of the intellectual property.

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

The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. (See Note 15 to the Financial Statements).

Results of Operations for the Years Ended December 31, 2019 and 2018.

	December 31
	2019	2018	Change
	$000’s		$000’s	Percent
Revenues:
License fee revenue	$2,100	$-	$2,100	-%
Collaboration revenue	185	-	185	-
Royalty revenue	372	410	(38)	(9)
Total revenues, net	2,657	410	2,247	548

Operating Expenses:
Research and development	1,505	1,759	(254)	(14)
General and administrative	1,877	2,566	(689)	(27)
Total operating expenses	3,382	4,325	(943)	(22)
Operating loss	(725)	(3,915)	(3,190)	(82)

Non-Operating income (expense):
Interest expense, net	(449)	(223)	226	101
(Loss) gain on debt extinguishment	(2,600)	296	2,896	978
Total other income (expense), net	(3,049)	73	3,122	4,277

Loss before provision for income taxes	(3,774)	(3,842)	(68)	(2)
Provision for income taxes	-	-	-	-
Net loss	$(3,774)	$(3,842)	$(68)	(2)%

Revenues

License Fees

From the period, June 28, 2019 to December 31, 2019, we received license fees under the license and development agreement from AD Pharma totaling $2.1 million for LTX-03. No license fees were received in 2018.

Collaboration Revenue

Collaboration revenue is derived from research and development services we perform under the license and development agreement with AD Pharma for LTX-03. We recognized $185 thousand of collaboration revenue during 2019. We were not providing research and development services under any of our license agreements during 2018.

Royalty Revenue

In connection with our license agreement with Zyla for Oxaydo Tablets, we earn a royalty based on product net sales. We recognized $351 thousand and $386 thousand of royalty revenue from Oxaydo during the years ended 2019 and 2018, respectively.

In connection with our license agreement with MainPointe for our Nexafed product line, we earn a royalty based on product net sales. We recognized $21 thousand and $24 thousand of royalty revenue from Nexafed during 2019 and 2018, respectively.

Operating Expenses

Research and Development

Research and development expense (“R&D”) for 2019 and 2018 was with respect to our LIMITx Technology and Impede Technology development activity and included, among other items, costs of preclinical and non-clinical internal and external activities, clinical study trials, clinical supplies and its related formulation and design costs, salaries and other personnel related expenses of our employees, our facility costs, and a percentage share of selected cost sharing expenses under the license agreement with Zyla. Also included in each of 2019 and 2018 year end results are share-based compensation expenses of approximately $21 thousand and $65 thousand, respectively. Excluding share-based compensation expense, our R&D expenses decreased approximately $0.2 million between reporting periods, resulting primarily from the salary reductions enacted in 2018 and unpaid leave of absences during 2019. During 2018 we completed Study AP-LTX-301 but performed no additional clinical studies. We commenced the scale-up of the commercial manufacturing process on our LIMITx Technology in the second quarter of 2018 as to-be-marketed formulations are required for all NDA development work but was suspended during the fourth quarter of 2018. We resumed the scale-up activities effective with the licensing of LTX-03 to AD Pharma on June 28, 2019.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the 2019 and 2018 results are share-based compensation expenses of approximately $117 thousand and $165 thousand, respectively. Excluding the share-based compensation expense our general and administrative expenses decreased by approximately $0.6 million between reporting periods, resulting primarily from the decrease legal activities, corporate insurance and from salary reductions enacted in 2018 and unpaid leave of absences during 2019.

Non-Operating Expense

Debt Extinguishment

On June 28, 2019, we modified the $5.0 million related party loan with Mr. Schutte and the accounting method used for the changes to the loan resulted in the recognition of a $2.6 million loss on debt extinguishment. In October 2018 we borrowed $1.8 million from Mr. Schutte and used $1.5 million from the loan proceeds to settle and pay-off in full the Oxford Loan for $1.5 million. We recognized a net gain of $296 thousand on the debt settlement.

Interest Expense, net

For 2019 and 2018, we incurred net interest expense of $449 thousand and $223 thousand, respectively, on our term loans.

Income Taxes

Our results for 2019 and 2018 include no federal or state income tax benefit provisions due to 100% allowances placed against our deferred tax assets for the uncertainty of their future utilization. As a result of the Tax Cuts and Jobs Act of 2017, the $135 thousand Federal alternative minimum taxes we paid in a prior year is refundable to the Company in prescribed percentages and time periods beginning with our tax year ended December 31, 2018. In July 2019 we received a $67 thousand tax refund.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $862 thousand, working capital of $104 thousand and an accumulated deficit of $388 million. We had a loss from operations of $725 thousand and a net loss of $3.8 million for the year ended December 31, 2019. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future. As of March 30, 2020 our cash balance was approximately $1.2 million.

Additionally, the License, Development and Commercialization Agreement dated June 28, 2019 (the “Agreement”) requires AD Pharma to pay us monthly license payments of $350,000 from July 2019 through November 2020 and pay all outside development costs for LTX-03. However, the Agreement allows AD Pharma to terminate the Agreement “for convenience”. Should AD Pharma exercise their right to terminate the Agreement, we would need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. Our independent auditors have included in their report relating to our 2019 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern.

In view of the matters described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued and our independent registered public accounting firm have included in their report relating to our 2019 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern.

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

Cash Flows

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended
	December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(618)	$(3,908)
Investing activities	-	-
Financing activities	1,389	1,779
Net increase (decrease) in cash and cash equivalents	$771	$(2,129)

Cash Flows from Operating Activities

Net cash used in operating activities was $0.6 million for the year ended December 31, 2019 and consisted primarily of a net loss of $3.8 million, capitalized debt discount of $13 thousand and a loss on debt extinguishment of $2.6 million. This net loss was partially offset by non-cash items such as $108 thousand in share-based compensation expense, $66 thousand of debt discount and debt issue cost amortization expense, $66 thousand of depreciation expense, and $207 thousand of intangible asset amortization expense with $154 thousand in net cash outflows from changes in operating assets and liabilities. Cash outflows from changes in operating assets and liabilities of $154 thousand were primarily due to $78 thousand increase in collaboration revenue receivable and $379 thousand decrease in accounts payable and accrued expenses. These cash outflows were partially offset by a decreases of $55 thousand in royalty receivables, $67 thousand in income tax receivable, $394 thousand in accrued interest and $44 thousand in prepaid expenses and other current assets and increases of $18 thousand in other current liabilities.

Net cash used in operating activities was $3.9 million for the year ended December 31, 2018 and consisted primarily of a net loss of $3.8 million, capitalized debt discount of $172 thousand and a gain on the debt extinguishment of $296 thousand. This net loss was partially offset by non-cash items such as $218 thousand in share-based compensation expense, $87 thousand of debt discount and debt issue cost amortization expense, $73 thousand of depreciation expense, and $207 thousand of intangible asset amortization expense with $183 thousand in net cash outflows from changes in operating assets and liabilities. Cash outflows from changes in operating assets and liabilities of $896 thousand were primarily due to $66 thousand increase in royalty receivable and $830 thousand decreases in both accrued interest and accrued expenses. These cash outflows were partially offset by a $109 thousand decrease in prepaid expenses and other current assets and increase of $604 in accounts payable.

Cash Flows from Investing Activities

We had no investing activities for the years ended December 31, 2019 and 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.4 million for the year ended December 31, 2019 and consisted of the net proceeds from loans provided by Mr. Schutte.

Net cash provided by financing activities was $1.8 million for the year ended December 31, 2018 and consisted of the $4.350 million net proceeds from loans provided by Mr. Schutte partially offset by $2.6 million principal repayments and debt retirement on the loan with Oxford Finance.

Related Party Loans from Mr. Schutte

At June 28, 2019, we entered into a Promissory Note (the “Note”) with Mr. Schutte that consolidated existing promissory notes that were due to mature at January 2, 2020 issued to John Schutte into a single note for $6.0 million (after including accrued and unpaid interest). To secure our performance of our obligations under the Note, we granted Mr. Schutte a security interest in all of our assets. Terms of the consolidated Note provide for a July 1, 2023 maturity date, interest at fixed rate of 7.5% per annum with all payments of principle and interest deferred to maturity. The Note is convertible into Acura common stock at $0.16 per share. As additional consideration, Mr. Schutte received a warrant to purchase 10 million shares of the Company’s common stock at a price of $0.01 per share.

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

Going Concern

In connection with the preparation of the consolidated financial statements for the years ended December 31, 2019 and December 31, 2018, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern as further discussed in Note 1 to the consolidated financial statements.

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

Capital Expenditures

We did not have any capital expenditures during 2019 or 2018.

Impact of Inflation

We believe that inflation did not have a material impact on our operations for the periods reported.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we may invest in may be subject to market risk. Our primary objective in our cash management activities is to preserve principal while at the same time maximizing income we receive from our investments. A change in the prevailing interest rates may cause the principal amount of the investments to fluctuate. As of December 31, 2019, we had no investments in marketable securities or holdings of derivative financial or commodity instruments.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the Fourth Quarter 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of our directors, executive officers and key employees as of March 30, 2019 are as follows:

Name	Age	Position
Robert B. Jones	61	President, Chief Executive Officer and Director
Peter A. Clemens	67	Senior Vice President, Chief Financial Officer and Secretary
Albert W. Brzeczko, Ph.D.	63	Vice President, Pharmaceutical Sciences
Robert A. Seiser	56	Vice President, Treasurer, and Corporate Controller
James F. Emigh	64	Vice President of Corporate Development
Bruce F. Wesson(1) (2)	77	Director
William G. Skelly(1)(2)	69	Director
Immanuel Thangaraj(2)	49	Director
George K. Ross(1)	78	Director

(1)	Member of audit committee.

(2)	Member of compensation committee.

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

Director Independence

Our shares of common stock were listed on The NASDAQ Capital Market until February 22, 2017 and were quoted on the OTCQB market until June 4, 2018. From June 4, 2018 through July 2, 2018 our stock was quoted on the OTC Markets’ OTC Pink Tier, when we regained compliance with the OTCQB Market and resumed quotation on the OTCQB Market on July 3, 2018. Since May 20, 2019 our stock was been quoted on the OTC Markets’ OTC Pink Tier due to our failure to comply with the filing deadlines for our 2018 Form 10K and 2019 Form 10-Qs. In March, 2020 we regained compliance with the OTCQB Market and resumed quotation on the OTXQB Market on March 20, 2020. In 2016 we were subject to the Nasdaq Stock Market independence standards and we continue to follow those standards in determining whether a director is independent for Board or Committee purposes. Under the rules of The NASDAQ Stock Market, which we were subject to until February 22, 2017, independent directors must comprise a majority of our Board of Directors. In addition, the rules of The NASDAQ Stock Market require that, subject to specified exceptions, each member of the Audit and Compensation Committees of our Board of Directors be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or Exchange Act. Under the rules of The Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Corporate Governance

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating Committee. Our Audit Committee and our Compensation Committee operate under written charters approved by our Board of Directors, copies of which are available on our website and will be made available in print to any shareholder who requests it. Currently, our entire Board serves as our Nominating Committee. A brief description of these committees is provided below.

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

In assessing the independence of the Audit Committee in 2019, our Board reviewed and analyzed the standards for independence provided in NASDAQ Marketplace Rule 5605 and applicable SEC regulations. Based on this analysis, our Board has determined that each of Messrs. Ross, Wesson and Skelly satisfies such standards for independence. Our Board also determined that Mr. Ross is a “financial expert” as provided in NASDAQ Marketplace Rule 5605(c)(3) and SEC regulations.

Compensation Committee

The Compensation Committee is composed of Mr. Skelly, Chairman, and Messrs. Wesson and Thangaraj. This committee is responsible for consulting with and making recommendations to the Board of Directors about executive and director compensation and compensation of employees. In 2019 the Compensation Committee did not retain a compensation consulting firm, to assist in evaluating stock option and other incentives for our directors, executive officers and other employees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive officers, and persons who own beneficially more than ten percent (10%) of our common stock, to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports received by us and on written representations from reporting persons, we believe that our Directors, executive officers and greater than ten percent (10%) beneficial owners of our common stock complied with all Section 16(a) filing requirements during the year ended December 31, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table and Discussion of Employment and Incentive Arrangements

The following table sets forth a summary of the compensation paid by us for services rendered in all capacities to us during each of the two fiscal years ended December 31, 2019, to our Chief Executive Officer, and the two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year (collectively, the “2019 named executive officers”) whose total annual compensation for 2019 exceeded $100,000:

Name and Principal Position	Year	Salary(3) ($)	Bonus ($)	RSU Stock Awards(1) ($)	Stock Option Awards(2) ($)	Non-equity incentive plan compensation ($)	Total ($)
Robert B. Jones,	2019	123,000	---	---	---	---	123,000
President and CEO	2018	273,000	---	21,150	4,750	---	298,900
Peter A. Clemens	2019	164,000	---	---	---	---	164,000
SVP & CFO	2018	220,000	---	16,920	3,800	---	240,720
Albert W. Brzeczko VP, Pharmaceutical Sciences	2019	180,000	---	---	---	---	180,000
of Acura Pharmaceutical Technologies, Inc.	2018	257,000	---	14,382	13,230	---	284,612

(1) The RSU Stock Award grant date fair values are computed in accordance with FASB ASC Topic 718. The 2018 values represent (A) our last sale price of $0.1510 on 12/11/2018 less $.01 par value multiplied by (B) the number of shares underlying RSUs (150,000, 120,000 and 102,000, in the case of Messrs. Jones, Clemens and Brzeczko, respectively). There were no RSU stock awards in 2019.

(2) The Stock Option grant date fair values are computed in accordance with FASB ASC Topic 718. The 2018 values represent (A) the computed grant date fair value of the option of $0.0950 multiplied by (B) the number of underlying option shares (50,000, 40,000, and 34,000, in the case of Messrs. Jones, Clemens and Brzeczko, respectively). To calculate the 2018 grant date fair value, we considered an assumed risk free interest rate of 2.8% and a historical volatility percentage for our common stock of 76%, with an expected divided yield of 0%, an expected term of 5 years, and the option exercise price of $0.1510. There were no stock option awards in 2019.

(3) Salary of $123,000, $164,000 and $180,000 for Messrs. Jones, Clemens and Brzeczko, respectively, reflects impact of certain voluntary salary reductions enacted in 2018 and unpaid leave of absences during 2019. The current base salary is $150,000, $200,000 and $220,000 for Messrs. Jones, Clemens and Brzeczko, respectively.

Other Compensatory Arrangements

Our executive officers participate in medical, dental, life and disability insurance plans provided to all of our employees.

Bonus/Non-Equity Incentive Plan

Each of Messrs. Jones, Clemens and Brzeczko are eligible for annual bonuses. Each of Mr. Jones’ and Mr. Clemens’ bonuses are weighted at 100% to achievement of organizational goals, while the bonuses for other employees, including for Dr. Brzeczko are weighted 50% to the achievement of organizational goals and 50% to the achievement of individual goals. In 2019 and 2018 our cash position did not allowed us to award bonuses under our non-equity incentive compensation plan or otherwise increase salaries as reflected in the “Non-equity Incentive Compensation” column of the Summary Compensation Table.

Material organizational goals for 2020 include securing a commercial manufacturer for LTX-03, completing all clinical activities for LTX-03 and submission and acceptance by the FDA of the NDA for LTX-03 by November 30, 2020 and securing a licensing partner for other LIMITx products in development.

Material organizational goals for 2019 included completing a strategic transaction, partnership or financings to maximize value to the Company’s shareholders and debt holder, advance commercial manufacturing scale-up of LTX-03, execute clinical studies for LTX-03, maintain compliance with SOX and successfully manage our intellectual property.

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

Employment Agreements

Robert B. Jones commenced employment with us on April 7, 2008 pursuant to an Employment Agreement dated March 18, 2008 as our Senior Vice President and Chief Operating Officer. On April 28, 2011, Mr. Jones was appointed our Interim President and Chief Executive Officer. On July 7, 2011, Mr. Jones was named President and Chief Executive Officer. Mr. Jones’ annual salary is $150,000 (a temporary reduction from his salary under the Employment Agreement of $393,000 because of our need to preserve cash). The term of the Employment Agreement is currently scheduled to expire December 31, 2020, and provides for automatic one year renewals in the absence of written notice to the contrary from us (which would give Mr. Jones the right to terminate his employment for Good Reason) or Mr. Jones at least ninety days prior to the expiration of the initial term or any subsequent renewal period. Pursuant to the Employment Agreement Mr. Jones is eligible for annual bonuses of up to 100% of his base salary on the achievement of such targets, conditions, or parameters as may be set from time to time by the Board of Directors or the Compensation Committee of the Board of Directors. In 2018 and 2019, Mr. Jones did not receive a bonus.

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

Peter A. Clemens is employed pursuant to an Employment Agreement effective as of March 10, 1998, as amended, which provides that Mr. Clemens will serve as our Senior Vice President and Chief Financial Officer for a term currently scheduled to expire December 31, 2020, and provides for automatic one year renewals in the absence of written notice to the contrary from the Company or Mr. Clemens at least ninety (90) days prior to the expiration of any renewal period. Pursuant to a 2008 amendment to the Employment Agreement, our non-renewal of the Employment Agreement is considered as a termination without Cause for all purposes under the Employment Agreement. Mr. Clemens’ annual salary is $200,000 (a temporary reduction from his salary under the Employment Agreement of $286,000 because of our need to preserve cash). His maximum bonus under our bonus plan is 70% of base salary. Mr. Clemens’ bonus is based on the achievement of such targets, conditions, or parameters as may be set from time to time by the Board of Directors or the Compensation Committee of the Board of Directors.

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

Dr. Brzeczko is not party to an employment agreement. Dr. Brzeczko was hired pursuant to an offer letter pursuant to which he received a $40,000 signing bonus and commencing 2016 and thereafter, is eligible for annual bonuses of up to 50% of his base salary (increased from 35% in effect during 2015). Dr. Brzeczko’s bonus is based on the achievement of such targets, conditions, or parameters as may be set from time to time by the Board of Directors or the Compensation Committee of the Board of Directors. In 2018 and 2019 he received no bonus.

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

All options available to be granted under each plan must be granted within ten years after shareholder approval of the applicable plan. The Board will determine the actual term of the options but no option will be exercisable after the expiration of 10 years from the date of grant. No ISO granted to an employee who owns more than 10% of the combined voting power of all of our outstanding classes of stock may be exercised after five years from the date of grant. Historically, our grants to employees generally vest 1/24th each month, although under the plans any vesting schedule is permissible as determined by the Compensation Committee or the Board. However our option grants to employees dated August 9, 2017 and December 11, 2018 vest 12 months from issuance instead of ratably over 24 months. Our grants to director generally vest in equal quarterly installments over the calendar year. Since 2015 our option agreements include vesting upon a change of control (as defined in the 2016 Stock Option Plan). In addition, the plans provide options may be accelerated by the Board of Directors in their discretion, including, upon a change of control, a proposed dissolution or liquidation of the Company, in the event of a proposed sale of all or substantially all of the assets of the Company, or a merger of the Company.

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

The 2008 Stock Option Plan

The Company’s 2008 Stock Option Plan was adopted by the Board of Directors on March 14, 2008 and approved by our shareholders on April 30, 2008. The 2008 Stock Option Plan permits the grant of ISO’s and non-qualified stock options to purchase up to 1,200,000 shares of our common stock. On June 25, 2009, the 2008 Stock Option Plan was amended to allow participants to require us to withhold common stock upon exercise of options for payment of exercise price and statutory minimum withholding taxes. In April 2018 the 2008 Stock Option Plan expired and the remaining 196,200 unissued shares allocated to the Plan were terminated. As of December 31, 2019, stock options to purchase 791,893 shares of common stock are outstanding under the 2008 Stock Option Plan and 48,000 options are non-qualified and 743,893 options are ISOs. The weighted average exercise price per share for all outstanding options under the 2008 Stock Option Plan as of December 31, 2019 was $7.28.

The 2016 Stock Option Plan

The Company’s 2016 Stock Option Plan, as amended, was adopted by the Board of Directors and approved by our shareholders in April 2016. The 2016 Stock Option Plan permits the grant of ISO’s and non-qualified stock options to purchase in the aggregate up to 600,000 shares of our common stock. As of December 31, 2019, stock options to purchase 564,356 shares of common stock are outstanding under the 2016 Stock Option Plan and all are ISOs. Up to 60,000 shares underlying options may be granted to any participant in a calendar year under the 2016 Stock Option Plan. The weighted average exercise price per share for all outstanding options under the 2016 Stock Option Plan as of December 31, 2019 was $0.47.

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

As of March 30, 2020 we had granted RSUs under the 2014 RSU Plan providing for our issuance of an aggregate of 400,000 shares of our common stock and there are no remaining shares available for grant. At March 30, 2020, approximately 3,156 RSU awards remain outstanding under our 2014 RSU Plan.

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

Number of RSUs that may be granted. The maximum aggregate number of shares which may be subject to RSUs granted under the 2017 RSU Plan is 1,500,000 shares of authorized, but unissued, or reacquired common stock. (See “Adjustments Upon Changes in Capitalization or Merger” below.) If an RSU should expire or become forfeited for any reason without the underlying shares of common stock or cash subject to such RSU having been distributed, the underlying shares shall, unless the 2017 RSU Plan shall have been terminated, become available for further grant under the 2017 RSU Plan. The 2017 RSU Plan has no limit on the number of RSUs that may be granted to an individual employee, consultant or director in any calendar year. Payment of Cash Settled RSUs (as hereinafter defined) will reduce such limit. As of March 30, 2020 we had granted RSUs under the 2017 RSU Plan providing for our issuance of an aggregate of 1,500,000 shares of our common stock and there are no remaining shares available for grant. At March 30, 2020, approximately 839,000 awards remain outstanding under our 2017 RSU Plan.

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

RSU Plan Eligibility. RSUs may be granted to any of the Company’s Non-Employee Directors, any of the Company’s employees or consultants, or any employees or consultants of any of the Company’s subsidiary corporations, including officers (collectively, “Eligible Participants”). For purposes of the 2017 RSU Plan employees or consultants of the Company also mean employees or consultants of the Company’s subsidiary. As of March 30, 2020 all of the Company’s 12 full-time employees and four Non-Employee Directors of the Company will be eligible participants (“Participants”) in the 2017 RSU Plan. Any Eligible Participant who has been granted an RSU may be granted additional RSUs. The RSU Plan does not confer any rights upon any Participant with respect to continuation of employment or service as an employee, consultant or a Non-Employee Director.

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

Distribution of Shares Underlying RSUs. Under the 2017 RSU Plan, (unless an award provides otherwise, vesting is accelerated as provided above under “Vesting of RSUs” or a Change of Control-Plan occurs as described below), stock underlying vested RSUs is generally distributed on the first business day of the year after they vest. Hence, if an award to a Non-Employee Director vests as scheduled in full over four quarters during 2019, it will be generally be distributed the first business day of January 2020. However, the Company may set other distribution dates, with respect to awards to Participants, including Non-Employee Directors. Under the 2014 RSU Plan Non-Employee Directors (but not other Participants) could designate the length of the deferrals. This is not the case with the 2017 RSU Plan, where only the Company can set the distribution dates for all Participants. Non-Employee-Directors may elect to take payment in cash instead of stock for up to 40% of the RSUs in an award (rendering such RSUs as “Cash Settled RSUs”). With respect to Participants for whom the Company is required to withhold taxes (generally employees) the Company may mandate such Participants or such Participants may elect that the Company withhold stock otherwise payable on exchange of an RSU to pay withholding taxes (this differs from the 2014 RSU Plan where the Company could not mandate withholding stock to pay withholding taxes). The cash payment election or withholding election may be made at any time before distribution, but any such cash payment or withholding is subject to any limits on redemption under any preferred stock, loan or other financing agreement. The Company has the option of establishing a RSU award that defers distributions to a Participant, including in installments (e.g., 25% of RSUs to be paid in 2019, 2020, 2021 and 2022). If a Change of Control-Plan which is also a Change in Control-409A occurs, all vested shares of common stock underlying an RSU (after payment or withholding of $0.01 per share par value) will be distributed by the Company to the holder of the RSU at or about the time of the Change in Control-Plan. No dividends accrue on shares of common stock underlying RSUs prior to distribution. Participants need not be employees, consultants or directors of the Company on a distribution date. A Change in Control-409A for distribution purposes is generally the same as a Change in Control-Plan for vesting purposes, except that in order to have a Change in Control-409A for distribution purposes, a change in control qualifying under Section 409A of the Code must occur. In lieu of requiring cash payment of par value, the Company may, in its discretion or shall at the Participant’s request, accept payment of any such par value by withholding from stock payments a number of whole shares of stock whose value is equal to the amount of such par value, provided the same does not cause the Redemption Limit to be exceeded.

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

Outstanding Equity Awards at 2019 Year End

The following table presents information regarding outstanding restricted stock unit and stock option awards at December 31, 2019 for each of the 2019 named executive officers.

	Stock Option Awards				Stock Awards (in Form of Restricted Stock Units)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Restricted Stock Units that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Robert B. Jones					----	$	----
	50,000	---	$15.10	12/15/2020
	16,000	---	$18.60	12/14/2021
	47,000	---	$0.450	08/08/2022
	18,000	---	$13.05	12/13/2022
	27,500	---	$7.75	12/11/2023
	50,400	---	$2.60	12/10/2024
	70,000	---	$2.01	12/09/2025
	47,000	---	$0.915	12/07/2026
	50,000	---	$0.151	12/11/2023
Peter A. Clemens		---			----	$	----
	8,000	---	$15.10	12/15/2020
	7,000	---	$18.60	12/14/2021
	34,000	---	$0.450	08/08/2022
	10,000	---	$13.05	12/13/2022
	15,000	---	$7.75	12/11/2023
	36,000	---	$2.60	12/10/2024
	50,000	---	$2.01	12/09/2025
	34,000	---	$0.915	12/07/2026
	40,000		$0.151	12/11/2023
Albert W. Brzeczko		---			---	$	----
	6,400	---	$15.10	12/15/2020
	7,000	---	$18.60	12/14/2021
	14,000	---	$13.05	12/13/2022
	35,000	---	$0.450	08/08/2022
	15,000	---	$7.75	12/11/2023
	28,800	---	$2.60	12/10/2024
	50,000	---	$2.01	12/09/2025
	35,000	---	$0.915	12/07/2026
	34,000	---	$0.151	12/11/2023

Director Compensation

The following table sets forth a summary of the compensation paid by us to our Directors (other than Robert Jones, whose compensation, is reflected in the Summary Compensation Table) for services rendered in all capacities to us during the fiscal year ended December 31, 2019:

2019 DIRECTOR COMPENSATION

Director	Fees Earned or Paid in Cash ($)(4)	Stock Awards (in form of Restricted Stock Units) ($)(1)	Option Awards ($)(2)	Total ($)
William G. Skelly	$11,875	$10,833	---	$22,708
Bruce F. Wesson	$10,625	$10,833	---	$21,458
Immanuel Thangaraj	$6,833 (3)	$10,833	---	$17,666
George K. Ross	$13,125	$10,833	---	$23,958

(1)	Represents the grant date fair value of restricted stock units, or RSUs with respect to the 83,333 RSUs granted to Messrs. Skelly, Wesson, Thangaraj and Ross under our 2017 RSU Plan based on a closing common stock price of $0.14 on January 2, 2019 less $0.01 par value.

In January 2019, based on a closing common stock price of $0.1147 on December 31, 2018 less $0.01 par value, Messrs. Skelly, Wesson, Thangaraj and Ross each realized approximately $6,980 by exchanging 66,666 RSUs at 0.01 par value per share received from their 2018 grant for 66,666 shares of common stock.

As of December 31, 2019, Messrs. Skelly, Wesson, Thangaraj and Ross each held 83,333 fully vested RSUs and are distributable to them on January 2, 2020.

(2)	Each of Messrs. Skelly, Wesson, Thangaraj and Ross held vested options with respect to 12,000 underlying shares as of December 31, 2019.

(3)	Director fees for Mr. Thangaraj are remitted to Essex Woodlands.

(4)	In order to conserve cash, the directors waived their fees for the first and second quarter 2019 while reducing their fees by fifty percent beginning with the third quarter 2019.

Had the Directors not waived a portion of their cash compensation they would have received the following compensation under the reduced percentage:

•	the annual retainer for each non-employee director of $15,000;
•	there are no separate Board meeting fees;
•	an additional retainer for the Chairman of the Board (unfilled at present) of $10,000;
•	Audit Committee members receive a retainer of $3,750 per year (with no separate per meeting fee);
•	Audit Committee Chairperson receives an additional annual retainer of $5,000 (in addition to the $3,750 retainer as an Audit Committee member);
•	Compensation Committee members receive an annual retainer of $2,500 with no separate per meeting fee;
•	Compensation Committee Chairperson receives a $2,500 annual retainer (in addition to the $2,500 retainer for Compensation Committee members); and

In addition, commencing in 2014, directors receive annual equity awards valued at $50,000 in the form of stock options or RSUs. For RSUs this is determined by dividing $50,000 by the greater of (i) the Company’s closing stock price on the date of grant, or (ii) the minimum stock price or floor (if any) imposed by the Board.

•	For the 2018 award, the Board decided there would be a minimum stock price of $0.75, and as a result, each director was awarded 66,666 RSUs. The Company’s closing stock price on January 2, 2018 of $0.75 was not used. These awards were distributed to them on January 2, 2019.

•	For the 2019 award and beyond, the Board decided the minimum stock price will be $1.00, but in each case, subject to reevaluation by them. For the 2019 award, the Board reevaluated the minimum stock price and it was changed to $0.60 resulting in each director being awarded 83,333 RSUs. The Company’s closing stock price on January 2, 2019 of $0.1395 was not used.

•	For the 2020 award, the Board reevaluated the minimum stock price and it was changed to $0.91 resulting in each director being awarded 54,790 RSUs. The Company’s closing stock price on January 2, 2020 of $0.28 was not used.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the common stock, as of February 15, 2020, for individuals or entities in the following categories: (i) each of the Company’s Directors; (ii) the Company’s principal executive officer, and the next two highest paid executive officers of the Company whose total annual compensation for 2019 exceeded $100,000 (the “2019 named executive officers”); (iii) all Directors and executive officers as a group; and (iv) each person known by the Company to be a beneficial owner of more than 5% of the common stock. Unless indicated otherwise, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. At February 15, 2020, there were 21,650,294 shares of our common stock outstanding. Shares of common stock issuable pursuant to stock options, warrants and restricted stock units exercisable or exchangeable within 60 days are deemed outstanding and held by the holder of such options warrants or restricted stock units for computing the percentage of the person holding such options, warrants or restricted stock units, but are not deemed outstanding for computing the percentage of any other person. There were no restricted stock units or common stock options exchangeable within 60 days of February 15, 2020.

Name of Beneficial Owner	Amount Owned	Percent of Class (1)
John Schutte c/o MainPointe Pharmaceuticals, LLC 333 E. Main Street, Suite 200 Louisville, KY 40202	10,695,186 (2)	45.6%
Abuse Deterrent Pharma, LLC 333 E. Main Street, Suite 220 Louisville, KY 40202	47,400,000 (3)	68.6%
Essex Woodlands Health Ventures Fund V, L.P. 21 Waterway Avenue, Suite 225 Woodlands, TX 77380	1,956,396 (4)	9.0%
Robert B. Jones	802,122 (5)	3.6%
William G. Skelly	346,867 (6)	1.6%
Bruce F. Wesson	612,926 (7)	2.8%
Peter A. Clemens	595,377 (8)	2.7%
Immanuel Thangaraj	218,525 (9)	1.0%
Albert W. Brzeczko	550,534 (10)	2.5%
George K. Ross	266,381 (11)	1.2%
All Officers and Directors as a Group (9 persons)	4,376,850(12)	19.3%

* Represents less than 1% of the outstanding shares of the Company’s common stock.

(1)	Shows percentage ownership assuming (i) such party converts all of its currently convertible securities or securities convertible within 60 days of February 15, 2020 into the Company’s common stock, and (ii) no other Company security holder converts any of its convertible securities. No shares held by any Director or 2019 named executive officer has been pledged as collateral security.

(2)	Includes warrants to purchase 1,782,531 shares held by Mr. Schutte.

(3)	Includes both a warrant to purchase 10,000,000 shares at $0.01 per share and 37,500,000 shares issuable upon conversion of $6.0 million Note at $0.16 per share held by AD Pharma.

(4)	Mr. Thangaraj is the Board designee of Essex Woodlands Health Ventures Fund V, L.P. (“Essex”). Essex Woodlands Health Ventures V, L.L.C., a Delaware limited liability company is the general partner of Essex. Martin P. Sutter and Immanuel Thangaraj may be deemed to have shared dispositive power and voting power with respect to the securities held by the Essex. Messrs. Sutter and Thangaraj disclaim beneficial ownership of such securities except to the extent of their respective pecuniary interests therein.

(5)	Includes 375,900 shares subject to stock options exercisable within 60 days of February 15, 2020. Does not include RSUs.

(6)	Includes 9,000 shares subject to stock options exercisable within 60 days of February 15, 2020. Does not include RSUs.

(7)	Includes 9,000 shares subject to stock options exercisable within 60 days of February 15, 2020. Does not include RSUs.

(8)	Includes 234,000 shares subject to stock options exercisable within 60 days of February 15, 2020. Does not include RSUs.

(9)	Includes 9,000 shares subject to stock options exercisable within 60 days of February 15, 2020. Mr. Thangaraj’s holdings do not include securities held by Essex. Mr. Thangaraj disclaims beneficial ownership in securities held by Essex except to the extent of his pecuniary interest therein. Does not include RSUs.

(10)	Includes 225,200 shares subject to stock options exercisable within 60 days of February 15, 2020. Does not include RSUs.

(11)	Includes 9,000 shares subject to stock options exercisable within 60 days of February 15, 2020. Does not include RSUs.

(12)	Includes 1,083,734 shares which Directors and executive officers have the right to acquire within 60 days of February 15, 2020 through exercise of outstanding stock options. Does not include RSUs.

Securities Authorized For Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2019 relating to our 2008 Stock Option Plan, our 2016 Stock Option Plan, our 2014 Restricted Stock Unit Award Plan, and our 2017 Restricted Stock Award Plan, which comprise all of our equity compensation plans. The table provides the number of securities to be issued upon the exercise of outstanding options and distributions under outstanding Restricted Stock Unit Awards under such plans, the weighted-average exercise price of outstanding options and the number of securities remaining available for future issuance under such equity compensation plans:

Plan Category	Number Of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (Column a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Column b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a (Column c)
Stock Option Equity Compensation Plans Approved by Security Holders	1,356,251	$4.45	34,478
Stock Option Equity Compensation Plans Not Approved by Security Holders	---	---	---
Restricted Stock Unit Equity Compensation Plans Approved by Security Holders	1,017,333	$0.01	---
Restricted Stock Unit Equity Compensation Plans Not Approved by Security Holders	---	---	---
TOTAL	2,373,584	$2.55	34,478

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

At June 28, 2019, we entered into a Promissory Note with Mr. Schutte that consolidated existing promissory notes into a single Note for $6.0 million (after including accrued and unpaid interest). To secure our performance of our obligations under the Note, we granted Mr. Schutte a security interest in all of our assets. Terms of the consolidated Note provide for a July 1, 2023 maturity date instead of January 2, 2020 in the previous notes, interest at fixed rate of 7.5% per annum with all payments of principle and interest deferred to maturity. The Note is convertible into Acura common stock at $0.16 per share. As additional consideration, Mr. Schutte received a warrant to purchase 10 million shares of the Company’s common stock at a price of $0.01 per shares.

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

The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include monthly license payments by AD Pharma of $350,000 up to the earlier of November 30, 2020 or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03 and reimbursement by AP Pharma of Acura’s LTX-03 outside development expenses. Upon commercialization of LTX-03, Acura is eligible to receive stepped royalties on sales and certain sales related milestones.

AD Pharma may terminate the Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by November 30, 2020, AD Pharma has the option to terminate the Agreement and take ownership of the LIMITx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires.

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

Director Independence

In assessing the independence of our Board members, our Board has reviewed and analyzed the standards for independence required under the NASDAQ Capital Market, including NASDAQ Marketplace Rule 5605 and applicable SEC regulations. Based on this analysis, our Board has determined that during 2019, each of Messrs. Bruce F. Wesson, Immanuel Thangaraj, William Skelly and George Ross met the standards for independence provided in the listing requirements of the NASDAQ Capital Market and SEC regulations.

Our Board has determined that during 2019 with respect to our Compensation Committee that Messrs. Skelly, Wesson, and Thangaraj meet the standards for independence described above and that Messrs. Skelly, Wesson and Thangaraj meet the additional independence standards of NASDAQ Rule 5605 relating to Compensation Committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our registered independent public accounting firm is BDO USA, LLP. The fees billed by this firm in 2019 and 2018 were as follows:

	2019	2018
Audit Fees	$150,486	$145,989
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	150,486	145,989
Tax Fees	39,200	39,200
All Other Fees	-	-
Total for BDO USA, LLP	$189,686	$185,189

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

All of the tax services provided by BDO USA, LLP in 2019 and 2018 and related fees (as described in the captions above) were approved in advance by the Audit Committee.

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

Date: March 30, 2020	ACURA PHARMACEUTICALS, INC.

	By:	/s/ Robert B. Jones
Robert B. Jones
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/Robert B. Jones	President, Chief Executive Officer and Director	March 30, 2020
Robert B. Jones	(Principal Executive Officer)

/s/Peter A. Clemens	Senior Vice President and Chief Financial Officer	March 30, 2020
Peter A. Clemens	(Principal Financial and Accounting Officer)

/s/ George K. Ross	Director	March 30, 2020
George K. Ross

/s/ William G. Skelly	Director	March 30, 2020
William G. Skelly

/s/ Immanuel Thangaraj	Director	March 30, 2020
Immanuel Thangaraj

/s/ Bruce F Wesson	Director	March 30, 2020
Bruce F. Wesson

ACURA PHARMACEUTICALS, INC.

EXHIBIT INDEX

The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

Exhibit Number	Exhibit Description

1.1	Placement Agency Agreement dated June 30, 2015 between Roth Capital Partners LLC and the Registrant (incorporated by reference to Exhibit 1.1 to our Form 8-K filed July 1, 2015)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 25, 2009).

3.2	Certificate of Amendment Reverse Splitting Common Stock and restating but not changing text of part of Article III of Restated Certificate of Incorporation (incorporated by Reference to Exhibit 3.1 to the Form 8-K filed December 4, 2007).

3.3	Certificate of Amendment Reverse Splitting Common Stock and restating but not changing text of part of Article III of Restated Certificate of Incorporation (incorporated by Reference to Exhibit 3.1 to the Form 8-K filed August 27, 2015).

3.4	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on May 14, 2018).

4.1	Form of Common Stock Certificate(incorporated by Reference to Exhibit 4.1 to the Form S-3 filed on March 9, 2016)

4.2	Amended and Restated Warrant A-1 issued to Oxford Finance LLC on January 7, 2015 (incorporated by reference to Exhibit 10.9 to our Form 10-K filed March 2, 2015).

4.3	Amended and Restated Warrant A-2 issued to Oxford Finance LLC on January 7, 2015 (incorporated by reference to Exhibit 10.10 to our Form 10-K filed March 2, 2015).

4.4	Amended and Restated Warrant A-3 issued to Oxford Finance LLC on January 7, 2015 (incorporated by reference to Exhibit 10.11 to our Form 10-K filed March 2, 2015).

4.5	Form of Common Stock Warrant issued to John Schutte on July 24, 2017 (incorporated by reference Exhibit 4.1 to our Form 8-K filed July 28, 2017)

10.1	Manufacturing Services Agreement dated as of July 19, 2011 between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 27, 2011) (confidential treatment has been granted for portions of this Exhibit).

10.2	Securities Purchase Agreement dated as of August 20, 2007 (“PIPE SPA”) among the Registrant, Vivo Ventures Fund VI, L.P., Vivo Ventures VI Affiliates Fund, L.P., GCE Holdings LLC, and certain other signatories thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2007).

10.3	Subscription Agreement dated as of July 24, 2017 between the Registrant and John Schutte (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 28, 2017)

Exhibit Number	Exhibit Description

10.4	Loan and Security Agreement dated as of December 27, 2013 between Acura Pharmaceuticals, Inc., Acura Pharmaceutical Technologies, Inc., and Oxford Finance LLC (incorporated by reference to Exhibit 10.6 to the Form 10-K filed March 3, 2014).

10.5	First Amendment to Loan and Security Agreement entered into as of January 7, 2015 between Oxford Finance LLC, the Registrant and Acura Pharmaceutical Technologies, Inc. (incorporated by reference to Exhibit 10.8 to our Form 10-K filed March 2, 2015).

10.6	Second Amendment to Loan and Security Agreement entered into as of October 13, 2016 between Oxford Finance LLC, the Registrant and Acura Pharmaceutical Technologies, Inc. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed February 3, 2017, File No. 333-215885)

10.7	Form of Mortgage dated December 27, 2013 (incorporated by reference to Exhibit 10.8 to the Form 10-K filed March 3, 2014).

10.8	Collaboration and License Agreement entered into as of January 7, 2015 between the Registrant, Egalet US, Inc., Egalet Limited and with respect to Section 17.21, Egalet Corporation (certain information has been omitted and filed separately with the Securities and Exchange Commission and confidential treatment has been granted with respect to the omitted portion) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ending December 31, 2014, filed March 2, 2015).

10.9	License and Development Agreement dated as of June 5, 2015 between the Registrant and Bayer HealthCare LLC (certain information has been omitted and filed separately with the Securities and Exchange Commission and confidential treatment has been granted with respect to the omitted portion) (incorporated by reference to Exhibit 10.1 to our Form 10-Q/A filed February 16, 2016).

10.10	Amended and Restated Voting Agreement dated as of February 6, 2004 among the Registrant, Care Capital Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners III, L.P., and others (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on February 10, 2004 (the “February 2004 Form 8-K”)).

10.11	Joinder and Amendment to Amended and Restated Voting Agreement dated November 9, 2005 between the Registrant, GCE Holdings, Essex Woodlands Health Ventures V, L.P., Care Capital Investments II, LP, Galen Partners III, L.P. and others (incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 10, 2005).

10.12	Second Amendment to Amended and Restated Voting Agreement dated as of January 24, 2008 between the Registrant and GCE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 28, 2008).

10.13	Third Amendment to Amended and Restated Voting Agreement dated as of October 1, 2012 between the Registrant, Care Capital Investments II, LP, Essex Woodlands Health Ventures V, L.P., Galen Partners III, L.P., and others (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 3, 2012).

10.14	Second Amended and Restated Voting Agreement executed July 2017 and dated as of July 24, 2017 (incorporated by reference to Exhibit 10.1 to the 8-K dated filed August 1, 2017)

Exhibit Number	Exhibit Description

†10.15	Registrant’s 1998 Stock Option Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed on May 12, 2009).

†10.16	Registrant’s 2005 Restricted Stock Unit Award Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on April 2, 2008).

†10.17	Registrant’s 2014 Restricted Stock Unit Award Plan, (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on March 12, 2014).

†10.18	Registrant’s 2017 Restricted Stock Unit Award Plan, (incorporated by reference to Exhibit 10.1 to the 8-K filed on November 14, 2017).

†10.19	Registrant’s 2008 Stock Option Plan, as amended on June 25, 2009 (incorporated by reference to Appendix B to our Proxy Statement filed on May 12, 2009).

†10.20	Registrant’s 2016 Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 28, 2016).

†10.21	Employment Agreement dated as of March 10, 1998 between the Registrant and Peter Clemens (“Clemens”) (incorporated by reference to Exhibit 10.44 to the Form 10-K for the period ending December 31, 2007, filed on April 15, 1998).

†10.22	First Amendment to Employment Agreement made as of June 28, 2000 between the Registrant and Clemens (incorporated by reference to Exhibit 10.44A to the Registrant’s Form 10-K filed on February 21, 2006).

†10.23	Second Amendment to Executive Employment Agreement between Registrant and Clemens, dated as of January 5, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed January 31, 2005).

†10.24	Third Amendment to Executive Employment Agreement dated December 22, 2005 between Registrant and Clemens (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 23, 2005).

†10.25	Fourth Amendment to Executive Employment Agreement dated December 16, 2007 between Registrant and Clemens (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ending December 31, 2007, filed on March 5, 2008).

†10.26	Fifth Amendment to Executive Employment Agreement executed July 9, 2008 between Registrant and Clemens (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on July 10, 2008).

†10.27	Sixth Amendment to Executive Employment Agreement executed December 14, 2012 between the Registrant and Clemens (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 17, 2012).

†10.28	Seventh Amendment to Executive Employment Agreement executed December 12, 2013 between the Registrant and Clemens (incorporated by reference to Exhibit 10.24 to the Form 10-K for the year ending December 31, 2013 filed on March 3, 2014).

†10.29	Employment Agreement dated as of March 18, 2008 between the Registrant and Robert B. Jones (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 24, 2008).

†10.30	Amendment to Executive Employment Agreement dated as of April 28, 2011 between the Registrant and Robert B. Jones (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed July 28, 2011).

†10.31	Amendment to Executive Employment Agreement between Registrant and Robert B. Jones made as of July 7, 2011 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed July 28, 2011).

†10.32	Second Amendment to Executive Employment Agreement between Registrant and Robert B. Jones executed December 14, 2012 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 17, 2012).

Exhibit Number	Exhibit Description

10.33	Form of Securities Purchase Agreement entered into between the Registrant and institutional investors on June 30, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed July 1, 2015).

10.34	Consent and Third Amendment to Loan and Security Agreement entered into as of May 12, 2017 between Oxford Finance LLC, the Registrant and Acura Pharmaceutical Technologies, Inc. (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 12, 2017).

10.35	License, Commercialization and Option Agreement is made and entered into as of March 16, 2017 by and between MainPointe Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.34 to our Form 10-K filed June 7, 2018).

10.36	Promissory Note dated May 7, 2018 issued to John Schutte (incorporated by reference to Exhibit 10.35 to our Form 10-Q filed August 14, 2018).

10.37	Subordination Agreement dated as of May 7, 2018 between John Schutte and Oxford Finance, LLC, approved by Registrant and Acura Pharmaceutical Technologies, Inc. (incorporated by reference to Exhibit 10.36 to our Form 10-Q filed August 14, 2018).

10.38	Fourth Amendment dated as of June 6, 2018 to Loan and Security Agreement dated as of December 27, 2013, as amended, between the Registrant, Acura Pharmaceutical Technologies, Inc. and Oxford Finance, LLC (incorporated by reference to Exhibit 10.37 to our Form 10-Q filed August 14, 2018).

10.39	Promissory Note dated June 28, 2018 issued to John Schutte (incorporated by reference to Exhibit 10.38 to our Form 10-Q filed August 14, 2018).

10.40	Promissory Note dated August 2, 2018 issued to John Schutte (incorporated by reference to Exhibit 10.39 to our Form 10-Q filed November 27, 2018).

10.41	Promissory Note dated September 13, 2018 issued to John Schutte (incorporated by reference to Exhibit 10.40 to our Form 10-Q filed November 27, 2018).

10.42	Promissory Note dated October 5, 2018 issued to John Schutte (incorporated by reference to Exhibit 10.42 to our Form 10-K filed September 16, 2019).

10.43	Promissory Note dated November 21, 2018 issued to John Schutte (incorporated by reference to Exhibit 10.43 to our Form 10-K filed September 16, 2019).

10.44	Promissory Note dated December 20, 2018 issued to John Schutte (incorporated by reference to Exhibit 10.44 to our Form 10-K filed September 16, 2019).

10.45	Promissory Note dated January 28, 2019 issued to John Schutte (incorporated by reference to Exhibit 10.45 to our Form 10-K filed September 16, 2019).

10.46	Promissory Note dated March 25, 2019 issued to John Schutte (incorporated by reference to Exhibit 10.46 to our Form 10-Q filed October 1, 2019).

10.47	Promissory Note dated May 1, 2019 issued to John Schutte (incorporated by reference to Exhibit 10.47 to our Form 10-Q filed February 10, 2020).

Exhibit Number	Exhibit Description

10.48	Promissory Note dated June 12, 2019 issued to John Schutte (incorporated by reference to Exhibit 10.48 to our Form 10-Q filed February 10, 2020).

10.49	Promissory Note dated June 28, 2019 issued to John Schutte (incorporated by reference to Exhibit 10.49 to our Form 10-Q filed February 20, 2020).

10.50 *	License, Development and Commercialization Agreement is made and entered into as of June 28, 2019 by the Registrant and between Abuse Deterrent Pharmaceuticals, LLC.

10.51 *	Common Stock Warrant issued June 28, 2019 to John Schutte.

10.52 *	Assignment of Promissory Note, Warrant and Security Agreement issued June 28, 2019 by John Schutte to Abuse Deterrent Pharmaceuticals, LLC.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Form 8-K filed on December 10, 2007).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase

101.LAB*	XBRL Extension Label Linkbase

101.PRE*	XBRL Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*Filed or furnished herewith.

† Management contract or compensatory plan or arrangement

ACURA PHARMACEUTICALS, INC

Report Of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Acura Pharmaceuticals, Inc.

Palatine, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Acura Pharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, accumulated deficit, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Chicago, Illinois

March 30, 2020

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 and 2018

(in thousands except par value)

	2019	2018

Assets:
Cash	$862	$91
Royalty receivable	82	137
Collaboration revenue receivable from related party	78	-
Prepaid expenses and other current assets	122	166
Income tax receivable	34	67
Total current assets	1,178	461
Income tax receivable	34	68
Property, plant and equipment, net (Note 5)	540	606
Intangible asset, net of accumulated amortization of $1,190 and $983 (Note 3)	810	1,017
Total assets	$2,562	$2,152

Liabilities:
Accounts payable	$237	$605
Accrued expenses (Note 6)	585	596
Other current liabilities (Note 11)	29	11
Sales returns liability	223	223
Total current liabilities	1,074	1,435
Convertible debt to related party, net of discounts (Note 7)	6,000	4,224
Accrued interest to related party (Note 7)	229	110
Total liabilities	$7,303	$5,769

Commitments and contingencies (Note 14)
Stockholders’ deficit:
Common stock - $0.01 par value per share; 100,000 shares authorized, 21,300 and 21,034 shares issued and outstanding at December 31, 2019 and 2018, respectively	213	210
Additional paid-in capital	383,042	380,395
Accumulated deficit	(387,996)	(384,222)
Total stockholders’ deficit	(4,741)	(3,617)

Total liabilities and stockholders’ deficit	$2,562	$2,152

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2019 and 2018

(in thousands except per share amounts)

	2019	2018
Revenues:
Royalties	$372	$410
Collaboration	185	-
License fees	2,100	-
Total revenues	2,657	410

Operating expenses:
Research and development	1,505	1,759
General and administrative	1,877	2,566
Total operating expenses	3,382	4,325
Operating loss	(725)	(3,915)
(Loss) gain on debt extinguishment (Note 7)	(2,600)	296
Interest expense, net (Note 7)	(449)	(223)
Loss before provision for income taxes	(3,774)	(3,842)
Provision for income taxes	-	-
Net loss	$(3,774)	$(3,842)

Net loss per share (Note 13):
Basic	$(0.14)	$(0.18)
Diluted	$(0.14)	$(0.18)
Weighted average number of shares outstanding:
Basic	26,720	21,146
Diluted	26,720	21,146

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2019 and 2018

(in thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2019	21,034	$210	$380,395	$(384,222)	$(3,617)
Net loss	-	-	-	(3,774)	(3,774)
Net distribution of common stock pursuant to restricted stock unit award plan	266	3	12	-	15
Non-cash share-based compensation	-	-	108	-	108
Debt premium from debt modification	-	-	1,382	-	1,382
Issuance of warrant	-	-	1,145	-	1,145
Balance at December 31, 2019	21,300	213	383,042	$(387,996)	$(4,741)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2018	20,796	$208	$380,145	$(380,380)	$(27)
Net loss	-	-	-	(3,842)	(3,842)
Non-cash share-based compensation	-	-	218	-	218
Net distribution of common stock pursuant to restricted stock unit award plan	238	2	32	-	34
Balance at December 31, 2018	21,034	210	380,395	$(384,222)	$(3,617)

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019 and 2018

(in thousands)

	2019	2018
Cash Flows from Operating Activities:
Net loss	$(3,774)	$(3,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66	73
Non-cash share-based compensation	108	218
Capitalized debt discount	(13)	(172)
Amortization of debt discount and deferred debt issue costs	66	87
Amortization of intangible asset	207	207
Loss (gain) on debt extinguishment	2,600	(296)
Loss on disposals of property, plant and equipment	1	-
Changes in assets and liabilities:
Royalty receivable	55	(66)
Collaboration revenue receivable from related party	(78)	-
Prepaid expenses and other current assets	44	109
Income tax receivable	67	-
Accounts payable	(368)	602
Accrued expenses	(11)	(343)
Accrued interest on loan	-	(566)
Accrued interest on related party loans	394	110
Other current liabilities	18	2
Sales returns liability	-	(31)
Net cash used in operating activities	(618)	(3,908)
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	14	2
Proceeds from related party loans	1,375	4,350
Principal payments loan	-	(2,573)
Net cash provided by financing activities	1,389	1,779
Net increase (decrease) in cash	771	(2,129)
Cash at beginning of year	91	2,220
Cash at end of year	$862	$91

Supplemental Disclosures of Cash Flow Information:
Cash interest payments on loan	$-	$759

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2019 and 2018

Supplemental disclosures of noncash investing and financing activities (amounts presented are rounded to the nearest thousand):

Year Ended December 31, 2019

1.	The imputed interest on the below market rate element of the $650 related party loans made to the Company through June 27, 2019, amounted to $13, and was recorded in interest income with a corresponding like amount recorded as debt discount against the principal amount of the loan.
2.	On June 28, 2019, modifications made to the $5,000 related party loan resulted in a debt extinguishment. A $2,600 loss on debt extinguishment was recorded comprising $1,145 for a common stock purchase warrant issued to the related party lender, the excess fair value premium on the newly issued convertible debt of $1,382, and the write-off of unamortized debt discount of $73.
3.	Accrued interest payable of $275 on the related party $5,000 loan was rolled into principal under modifications made to the loan occurring on June 28, 2019.

Year Ended December 31, 2018

1.	The imputed interest on the below market rate element of the related party loans aggregating $4,350 made to the Company, amounted to $172, and was recorded in interest income with a corresponding like amount recorded as debt discount against the principal amount of the loan.

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

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

•	Our Limitx Technology is in development with immediate-release tablets containing hydrocodone bitartrate and acetaminophen (also known as LTX-03) as the lead product candidate due to its large market size and its known prevalence of oral excessive tablet abuse and overdose. The technology is designed to retard the release of active opioid drug when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. US commercialization rights to LTX-03 are licensed to Abuse Deterrent Pharma, LLC (See Note 3).

•	Our Aversion Technology has been licensed to Zyla Life Sciences or Zyla (formerly known as Egalet Corporation) for use in Oxaydo® Tablets (oxycodone HCl, CII), and is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths (See Note 3).

•	Our Impede Technology is used in Nexafed® Tablets (30mg pseudoephedrine HCl) and Nexafed® Sinus Pressure + Pain Tablets (30/325mg pseudoephedrine HCl and acetaminophen). We have licensed to MainPointe Pharmaceuticals, LLC (MainPointe), our Impede Technology in the United States and Canada to commercialize these Nexafed products (See Note 3).

Basis of Presentation, Liquidity and Substantial Doubt in Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of December 31, 2019, we had cash of $862 thousand, working capital of $104 thousand and an accumulated deficit of $388 million. We had a loss from operations of $725 thousand and a net loss of $3.8 million for the year ended December 31, 2019. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future.

On June 28, 2019, we entered into with Abuse Deterrent Pharma, LLC (“AD Pharma”), a License, Development and Commercialization Agreement (the “AD Pharma Agreement”). AD Pharma has the right to terminate the AD Pharma Agreement for “convenience on 30 days prior written notice”. Under the AD Pharma Agreement, the required monthly license payments by AD Pharma will only continue until November 2020 if AD Pharma does not exercise their right to terminate the AD Pharma Agreement. To fund further operations, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies or explore a variety of capital raising and other transactions to provide additional funding. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. Should AD Pharma exercise their right to terminate the AD Pharma Agreement, we would need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, royalty receivables and collaboration revenue receivable. The Company maintains deposits in federally insured financial institutions which are in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash, royalties and collaboration receivables, trade accounts payable, and debt. The carrying amounts of these financial instruments, other than our debt, are representative of their respective fair values due to their relatively short maturities. On June 28, 2019, we restructured the $5.0 million related party loan to borrow an additional $725 thousand from Mr. Schutte, bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note, and reported the debt using fair value for the changes to the loan resulting in the recognizing a $2.6 million loss on debt extinguishment. The fair value of the $6.0 million loan at December 31, 2019 has not materially changed from its valuation of fair value of $7.4 million.

Share-based Compensation Expense

We have several share-based compensation plans covering stock options and RSUs for our employees and directors, which are described more fully in Note 11.

We measure our compensation cost related to share-based payment transactions based on fair value of the equity or liability classified instrument. For purposes of estimating the fair value of each stock option unit on the date of grant, we utilize the Black-Scholes option-pricing model. Option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of our common stock (as determined by reviewing our historical public market closing prices). Our accounting for share-based compensation for RSUs is based on the closing market price of our common stock on the date of grant.

Our total share-based compensation expense recognized in the Company’s results of operations from non-cash and cash-portioned instruments issued to our employees and directors comprised the following (in thousands):

	Year Ended December 31,
	2019	2018
Research and development expense:
Stock option awards	$8	$38
RSU awards	13	27
	$21	$65

General and administrative expense:
Stock option awards	12	61
RSU awards	105	104
	$117	$165

Total share-based compensation expense	$138	$230

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

Intangible and Long-Lived Assets

Long-lived assets such as the intangible asset and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We had no impairment charges during the years 2019 or 2018.

License Fee Revenue

On signing the AD Pharma Agreement in June 2019, Acura will receive a monthly license payment of $350 thousand by AD Pharma for 18 months until November 2020. The first license payment was received July 2, 2019. If the NDA filing for LTX-03 is not accepted by the FDA by November 30, 2020, AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the Limitx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. AD Pharma does have the right to terminate the AD Pharma Agreement anytime for “convenience on 30 days prior written notice” and the license fee payments will stop. The license fee payments are non-refundable and non-creditable when made by AD Pharma and we had no further requirements to earn the payment. The license payment amount is recognized as revenue when received (See Note 3). During 2019 we recognized $2.1 million of license fee revenue from AD Pharma.

Collaboration Revenue

Collaboration revenue is derived from reimbursement of development expenses, such as under our agreement with AD Pharma, and are recognized when costs are incurred pursuant to the agreements.  The ongoing research and development services being provided under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration agreements. We recognized $185 thousand of collaboration revenue during the year 2019. We did not have collaboration revenue during the year 2018.

Royalty Revenue

We recognize revenue from royalties based on our licensees' sales of our products or products using our technologies. Royalties are sales-based royalties which are recognized as the related sales occur. These royalties were promised in exchange for a license of intellectual property.

In connection with our Collaboration and License Agreement with Zyla to commercialize Oxaydo tablets we will receive a stepped royalty at percentage rates ranging from mid-single digits to double-digits based on Oxaydo net sales during each calendar year over the term of the agreement (excluding net sales resulting from any co-promotion efforts by us). We recognize royalty revenue each calendar quarter based on net sales reported to us by Zyla in accordance with the agreement. Zyla’s first commercial sale of Oxaydo occurred in October 2015 and we have recorded royalties of $351 thousand and $386 thousand on net sales for the years 2019 and 2018, respectively (See Note 3).

In connection with the MainPointe Agreement, which occurred on March 16, 2017, we are receiving a royalty of 7.5% on net sales of the licensed products over the term of the agreement. Such royalty shall be payable for sales made during each calendar quarter and payment will be remitted within forty-five (45) days after the end of the quarter to which it relates. We have recorded royalties of $21 thousand and $24 thousand for the years 2019 and 2018 (See Note 3).

Deferred Debt Issuance Costs and Debt Discount

Deferred debt issuance costs include costs of debt financing undertaken by the Company, including legal fees, placement fees and other direct costs of the financing. Debt discount can be incurred from value attributable to warrants issued in conjunction with the financing and/or attributable to the below market rate element of the loan if we believe the loan’s rate of interest is below current market rates for us, as in the case of the Schutte Loans. Debt issuance costs and debt discount are amortized into interest expense over the term of the related debt using the effective interest method. Deferred debt issuance costs and debt discount are presented on the consolidated balance sheets as a direct reduction against the debt balance at December 31, 2018. On June 28, 2019, we restructured the $5.0 million related party loan and reported the debt using fair value for the changes to the loan and in doing so, the unamortized debt discount was written off as a loss on debt extinguishment. During the years ended 2019 and 2018, we recognized interest expense from the amortization of debt issuance costs and debt discount of $66 thousand and $87 thousand, respectively.

Research and Development Activities

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities. Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and share-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the consolidated financial statements as prepaid expenses. We review and charge to expense accrued CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Our accrued CRO costs are subject to revisions as such studies progress towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We did not have prepaid CRO costs or prepaid clinical trial study expenses at December 31, 2019 and 2018.

In connection with our development and scale-up of LTX-03 under the AD Pharma Agreement (See Note 3) we entered into obligations under non-cancelable arrangements at December 31, 2019 aggregating $502 thousand.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and the income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At December 31, 2019 and 2018, 100% of all remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to both vested Restricted Stock Units (“RSUs”) which settle in shares (See Note 12) and a stock warrant exercisable for 10.0 million shares having an exercise price of $0.01 per share (See Note 8). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. As the Company reported a net loss in 2019 and 2018 the effects of common stock equivalents were excluded as the diluted net loss per share calculation would have been antidilutive. The weighted-average common share outstanding diluted computation is not impacted during any period where the exercise price of a stock option, common stock warrant or convertible loan is greater than the average market price of our common stock.

Customer Concentration

Under our agreement with MainPointe, we earn royalties from MainPointe sale of the licensed product line Nexafed, and under our license agreement with Zyla, we earn royalties from Zyla’s sale of the licensed product Oxaydo.

In June 2019 we signed a license, development and commercialization agreement with AD Pharma. Acura will receive a monthly license payment of $350 thousand by AD Pharma for 18 months until November 2020. The first license payment was received July 2, 2019. If the NDA filing for LTX-03 is not accepted by the FDA by November 30, 2020, AD Pharma has the option to terminate the agreement and take ownership of the Limitx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. AD Pharma does have the right to terminate the agreement anytime for “convenience on 30 days prior written notice” and the license fee payments will stop. On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura dated March 16, 2017.

Recent Accounting Pronouncements

New accounting standards which have been adopted on or before December 31, 2019

Collaborative Arrangements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (ASC 808): Clarifying the Interaction between ASC 808 and ASC 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements. This ASU adds unit-of-account guidance in ASC 808 to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The Company early adopted ASC 808 which was to be effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company early adopted ASC 808 during third quarter 2019. The adoption of ASC 808 did not have an impact on the Company’s financial statements.

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

New accounting standards which have not yet been adopted on or before December 31, 2019

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

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company is currently evaluating the impact that the standard will have on the financial statements and related footnote disclosures.

NOTE 3 – LICENSE AND COLLABORATION AGREEMENTS

The Company’s revenues are comprised of amounts earned under its license and collaboration agreements and royalties. Revenue recognition occurs when a customer obtains control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services based on a short-term credit arrangement.

AD Pharma Agreement covering LTX-03

On June 28, 2019 we entered into with Abuse Deterrent Pharma, LLC (“AD Pharma”), a License, Development and Commercialization Agreement (the "AD Pharma Agreement"), for the development and license of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™. Acura will receive a monthly license payment of $350 thousand by AD Pharma for 18 months until November 2020. The first license payment was received July 2, 2019. AD Pharma will pay for and reimburse Acura for all outside development costs on LTX-03. If the NDA filing for LTX-03 is not accepted by the FDA by November 30, 2020, AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the Limitx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. AD Pharma does have the right to terminate the AD Pharma Agreement anytime for “convenience on 30 days prior written notice”. AD Pharma retains commercialization rights from which Acura will receive stepped royalties on sales and potential sales related milestones.

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

Zyla Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer which resulted in the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the Pfizer agreement was terminated. The recoverability of the Aversion intangible asset is contingent upon future Zyla royalty revenues to us. We have recorded amortization expense of $207 thousand in each of the years ended December 31, 2019 and 2018. Annual amortization of the patent for its remaining life is expected to approximate $207 thousand per year.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at either December 31, 2019 or 2018.

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

License and Collaboration Agreement Revenues

The achievement of milestones under the Company’s license and collaboration agreements will be recorded as revenue during the period the milestone’s achievement becomes probable, which may result in earlier recognition as compared to the previous accounting standards. The license fee of an option product or option territory under the Company’s license and collaboration agreements will be recorded as revenue when the option is exercised and any obligations on behalf of the Company, such as to transfer know-how, has been fulfilled. The monthly license fee under the Company’s LTX-03 license and collaboration agreement will be recorded as revenue upon the fulfillment of the monthly development activities. The out-of-pocket development expenses under the license and collaboration agreements will be recorded as revenue upon the performance of the service or delivery of the material during the month.

On June 28, 2019 we entered into an agreement with AD Pharma for the development and license of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ having a monthly license payment of $350 thousand from AD Pharma to us for a period of up to 18 months until November 2020. AD Pharma will pay directly for or reimburse Acura to the extent Acura pay’s for, all out-of-pocket development expenses. The first license payment was received July 2, 2019.

Disaggregation of Total Revenues

The Company has two license agreements for currently marketed products containing its technologies; the Oxaydo product containing the Aversion Technology has been licensed to Zyla and the Nexafed products containing the Impede Technology which have been licensed to MainPointe. On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura. All of the Company’s royalty revenues are earned from these two license agreements by the licensee’s sale of products in the United States.

Royalty revenues by licensee are summarized below:

	For the Year Ended December 31,
	2019	2018
	(in thousands)
Zyla (Oxaydo)	$351	$386
MainPointe (Nexafed)	21	24
Royalty revenues	$372	$410

Contract Balance and Performance Obligations

The Company had no contract assets and contract liability balances under the license and collaboration agreements at either December 31, 2019 or 2018. Contract assets may be reported in future periods under prepaid expenses or other current assets on the consolidated balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the consolidated balance sheet.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	December 31,
	2019	2018
Building and improvements	$1,273	$1,273
Scientific equipment	597	598
Computer hardware and software	106	107
Machinery and equipment	274	275
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
	2,509	2,512
Less: accumulated depreciation	(1,969)	(1,906)
Total property, plant and equipment, net	$540	$606

We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

Depreciation expense was $66 thousand and $73 thousand for each of the years ended December 31, 2019 and 2018, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	December 31,
	2019	2018
Cost sharing expenses under license agreements	$363	$237
Other fees and services	15	36
Payroll, payroll taxes and benefits	13	6
Professional services	151	132
Financed premiums on insurance policies	-	102
Clinical, non-clinical and regulatory services	20	63
Property taxes	9	7
Franchise taxes	14	13
Total	$585	$596

NOTE 7 – DEBT

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

In October 2018 we borrowed $1.8 million from Mr. Schutte and used loan proceeds to negotiate, settle and pay-off in full the Oxford Loan for $1.5 million. We recognized a net gain from debt settlement of $296 thousand on principal and interest which has been reflected in our statement of operations as non-operating income. All security interests of Oxford with respect to the Oxford Term Loan have been released.

Related Party Convertible Loan

At December 31, 2018, we had borrowed an aggregate of $4.350 million from Mr. Schutte, a related-party. From January 1, 2019 and through June 27, 2019, we borrowed additional amounts from Mr. Schutte for $650 thousand and issued various promissory notes to him with the same terms and conditions from the previous loans (the Schutte Notes). The Schutte Notes bear interest at prime plus 2.0%, and were to mature on January 2, 2020, at which time all principal and interest was to be due. The Schutte Notes were unsecured until all obligations to Oxford were satisfied at which time we were required to grant a security interest to Mr. Schutte in all of our assets, including our intellectual property. Because we believed the Schutte Notes’ rate of interest was below current market rates for us, we imputed interest on the below market rate element of the loans using the 10.16% interest rate under the Oxford Loan Agreement and this has aggregated to $172 thousand as of December 31, 2018. We recorded these benefits to interest income, with a corresponding like amount as debt discount against the principal amount of the loan. The debt discount will be amortized to interest expense over the term on the loans. At December 31, 2018, the unamortized debt discount balance was $126 thousand and the accrued interest balance was $110 thousand. We recorded a $13 thousand benefit to interest income during 2019 from the $650 thousand borrowings from Mr. Schutte. At June 27, 2019, the unamortized debt discount balance was $73 thousand and the accrued interest balance was $275 thousand. The events of default under the Schutte Notes are limited to bankruptcy defaults and failure to pay interest and principal when due on January 2, 2020. The Schutte Notes could be prepaid at any time in whole or in part.

Included in the $4.350 million loan outstanding from Mr. Schutte as of December 31, 2018 was a borrowing of $1.8 million completed on October 5, 2018 of which we used $1.5 million to fully pay-off the debt outstanding under the Oxford Loan Agreement. All our assets are pledged as collateral under the Schutte Notes, including our intellectual property.

On June 27, 2019 the aggregate amount of the loans made to the Company by Mr. Schutte aggregated $5.0 million. On June 28, 2019 we restructured the $5.0 million loan to borrow an additional $725 thousand from Mr. Schutte, which was received on July 2, 2019, bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, granted principal and interest conversion rights into shares of our common stock at a price of $0.16 per share, issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share, and granted a security interest in all of the Company’s assets, which includes our intellectual property. The principal amount of the loan is convertible into 37.5 million shares of our common stock. The loan restructuring was accounted for as debt extinguishment. We obtained a valuation of fair value on the modified loan and warrant and the method of accounting for the loan changes resulted in a $2.6 million loss on debt extinguishment. Of the loss on debt extinguishment, $1.145 million was allocated to the warrant, $1.382 million was related to the premium on the convertible loan, and $73 thousand was assignable to write-off of the original loan’s remaining unamortized debt discount. The $6.0 million promissory note, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019.

The events of default under the $6.0 million note are limited to bankruptcy defaults, failure to pay interest and principal when due on July 1, 2023 or upon failure to meet certain timelines as defined in the agreement. The $6.0 million note may be prepaid at any time in whole or in part but only with the consent of the noteholder.

Our debt interest expense for the twelve months ended December 31, 2019 and 2018 consisted of the following (in thousands):

	Year Ended December 31,
Interest expense:	2019	2018
Fully paid term loan	$-	$194
Related party term loans	392	110
Debt discount	66	74
Debt issue costs	-	13
Financed insurance premiums	4	4
Total interest expense	$462	$395
Less: imputed interest income on related party loans	(13)	(172)

Total interest expense, net	$449	$223

NOTE 8 – RELATED PARTY TRANSACTIONS

Private Placement with Mr. John Schutte

In July 2017, we completed a $4.0 million private placement with Mr. Schutte (sometimes referred to as the “Investor”), consisting of 8,912,655 units (“Units”) of the Company, at a price of $0.4488 per Unit (the “Transaction”). Each Unit consists of one share of common stock and a warrant to purchase one fifth (0.2) of a share of common stock. The issue price of the Units was equal to 85% of the average last sale price of our common stock for the five trading days prior to completion of the Transaction. The warrants are immediately exercisable for 1,782,532 common shares at a price of $0.528 per share (which equals the average last sale price of the Company’s common stock for the five trading days prior to completion of the Transaction) and expire five years after issuance (subject to earlier expiration in event of certain acquisitions). We have assigned a relative fair value of $495 thousand to the warrants out of the total $4.0 million proceeds from the private placement transaction and have accounted these warrants as equity. The Transaction was completed through a private placement to an accredited investor and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933.

MainPointe Pharmaceuticals LLC

Investor is a principal of MainPointe Pharmaceuticals LLC, a Kentucky limited liability company (“MainPointe”). In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million plus approximately $309 thousand for transferred inventory and equipment. The Company is receiving a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported royalty revenue for the years ended 2019 and 2018 is $21 thousand and $24 thousand, respectively, of royalty revenue from MainPointe (See Note 3). On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura.

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

AD Pharma may terminate the AD Pharma Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by November 30, 2020, AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires.

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

NOTE 9 – EMPLOYEE BENEFIT PLAN

We have a 401(k) and Profit-Sharing Plan (the “Plan”) for our employees. Employees may elect to make a basic contribution of up to 80% of their annual earnings subject to certain regulatory restrictions on their total contribution. The Plan provides that the Company can make discretionary matching contributions along with a discretionary profit-sharing contribution. We did not contribute a matching contribution or a profit sharing contribution to the Plan during the years 2019 or 2018.

NOTE 10 – COMMON STOCK PURCHASE WARRANTS

Our warrant activity during the years ended December 31, 2019 and 2018 is shown below (in thousands except price data):

	December 31,
	2019		2018
	Number	WAvg Exercise Price	Number	WAvg Exercise Price
Outstanding, Jan. 1	1,842	$0.59	1,842	$0.59
Issued	10,000	0.01	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Modification	-	-	-	-
Outstanding, Dec. 31	11,842	$0.10	1,842	$0.59

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

On June 28, 2019 as part of the changes made to the loan agreements we had with Mr. Schutte, each having an original due date of January 2, 2020, we issued to him a warrant to purchase 10.0 million shares of our common stock exercisable at a price of $0.01 per share and expire five years after issuance. We obtained a valuation of fair value on the warrant and $1.145 million was allocated to the warrant and accounted for as equity. (see Note 7 and Note 8). The warrant was assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019.

NOTE 11 – SHARE-BASED COMPENSATION EXPENSE

Stock Option Plans

We maintain various stock option plans. A summary of our stock option plans as of December 31, 2019 and 2018 and for the year then ended consisted of the following (in thousands except exercise price):

	Year Ended December 31,
	2019		2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, Jan. 1	1,560	$7.38	1,494	$12.33
Granted	-	-	232	0.15
Exercised	-	-	-	-
Forfeited	(34)	4.09	(3)	0.56
Expired	(170)	30.83	(163)	42.75
Outstanding, Dec. 31	1,356	$4.45	1,560	$7.38
Exercisable, Dec. 31	1,356	$4.45	1,328	$8.64

The following table summarizes information about unvested stock options outstanding at December 31, 2019 (in thousands except price data):

	Number of Options Not Exercisable	Weighted Average Fair Value
Outstanding at Jan. 1, 2019	232	$0.10
Granted	-	-
Vested	(223)	0.10
Forfeited	(9)	0.10
Outstanding at Dec. 31, 2019	-	$-

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

The assumptions used in the Black-Scholes model to determine fair value for the 2018 stock option grants were:

Expected dividend yield	0.0%
Risk-free interest rates	2.8%
Average expected volatility	76%
Expected term (years)	5
Weighted average grant date fair value	$0.10

There was no intrinsic value contained in the stock option awards which vested and were outstanding at December 31, 2019. The total remaining unrecognized compensation cost on unvested option awards outstanding at December 31, 2019 was approximately $20 thousand, and is expected to be recognized in the Company’s operating expense in varying amounts over the next eleven months remaining in the requisite service period.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors, a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan”) and a 2014 Restricted Stock Unit Award Plan (the “2014 RSU Plan”). Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. Our non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The portion of the RSU awards subject to cash settlement are recorded as a liability in the Company’s consolidated balance sheet as they vest and being marked-to-market each reporting period until they are distributed. The liability was $29 thousand and $11 thousand at December 31, 2019 and 2018, respectively.

The compensation cost to be incurred on a granted RSU without a cash settlement option is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense and recorded to additional paid-in capital over the vesting period of the RSU award.

A summary of the grants under the RSU Plans as of December 31, 2019 and 2018, and for the year then ended consisted of the following (in thousands):

	Year Ended December 31,
	2019		2018
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	951	459	462	262
Granted	333	-	759	-
Distributed	(267)	(267)	(262)	(262)
Vested	-	825	-	459
Forfeited	-	-	(8)	-
Outstanding, Dec. 31	1,017	1,017	951	459

2017 Restricted Stock Unit Award Plan

Our 2017 RSU Plan was approved by shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. As of December 31, 2019, approximately 219 thousand shares are available for award under the 2017 RSU Plan.

Information about the awards under the 2017 RSU Plan is as follows:

•	In December 2017, we awarded 200 thousand RSUs to our employees. Such RSU awards will vest 100% after one full year of service. Distributions of the vested RSU awards to the employees will be made in three equal installments on the first business day of each of January 2020, 2021, and 2022 or earlier upon a qualifying change of control.
•	In January 2018, we awarded approximately 67 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2018. Settlement of this RSU award will occur on January 2, 2019, the first business day of the year after vesting. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments recorded to stock compensation expense in the general and administration operating category of our income statement.
•	In December 2018, we awarded 488 thousand RSUs to our employees. Such RSU awards will vest 100% after one full year of service. Distributions of the vested RSU awards to the employees will be made in three equal installments on the first business day of each of January 2021, 2022, and 2023 or earlier upon a qualifying change of control.
•	In January 2019, we awarded approximately 83 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2019. Settlement of this RSU award occurred on January 2, 2020, the first business day of the year after vesting. The portion of the RSU awards which were subject to cash settlement was also subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments which were recorded to stock compensation expense in the general and administration operating category of our income statement.
•	In January 2020, we awarded approximately 55 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2020. Settlement of this RSU award will occur on January 4, 2021, the first business day of the year after vesting. The portion of the RSU awards which are subject to cash settlement will also be subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments recorded to stock compensation expense in the general and administration operating category of our income statement.

Information about the distribution of shares under the 2017 RSU Plan is as follows:

•	In January 2019, 267 thousand RSUs were distributed to our non-employee directors from their January 2018 award and settled in common stock.
•	In January 2020, 333 thousand RSUs were distributed to our non-employee directors from their January 2019 award with 296 thousand RSUs settled in common stock, 4 thousand RSUs used to settle the purchase price and 33 thousand RSUs settled in cash.
•	In January 2020, 61 thousand RSUs were distributed to our employee representing one third of their 2017 award with 51 thousand RSUs settled in common stock and 10 thousand RSUs used to settle the purchase price and employee withholding taxes.

2014 Restricted Stock Unit Award Plan

Our 2014 RSU Plan was approved by shareholders in May 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of December 31, 2019, there are no longer shares available for award under the 2014 RSU Plan.

Information about the awards under the 2014 RSU Plan during 2018 and 2019 is as follows:

•	In January 2017, we awarded approximately 60 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2017. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting and the liability recorded in the Company’s consolidated balance sheet as an estimate for such cash settlement was $41 thousand at December 31, 2017. The RSU award was settled on January 2, 2018.
•	In December 2018, we awarded 4 thousand RSUs to our employees. Such RSU awards will vest 100% after one full year of service. Distributions of the vested RSU awards to the employees will be made in three equal installments on the first business day of each of January 2021, 2022, and 2023 or earlier upon a qualifying change of control.

Information about the distribution of shares under the 2014 RSU Plan is as follows:

•	In January 2017, 1 thousand RSUs from the May 2014 award and 66 thousand RSUs from the January 2016 award were distributed. There were 1 thousand RSUs from the May 1 2014 award and 22 thousand RSUs from the January 2016 award which remained deferred until a future distribution date, which occurred on January 1, 2018. Of the 67 thousand RSUs distributed, 49 thousand RSUs were settled in common stock and 18 thousand RSUs were settled in cash.
•	In January 2018, 262 thousand RSUs from the 2014 RSU Plan were distributed. Of the approximately 262 thousand RSUs distributed, 238 thousand RSUs were settled in common stock and 24 thousand RSUs were settled in cash.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company remeasured its deferred tax assets and liabilities and adjusted its deferred tax balances to reflect the lower enacted U.S. corporate tax rate resulted in an income tax expense of $26.6 million which was included as a discrete item in the 2017 income tax provision. Overall, there was no impact to the 2017 tax provision as a result of the offsetting reduction of the valuation allowance. The period for determination of accounting implications of the 2017 Tax Act closed on December 22, 2018. The Company has completed their analysis and did not have any material true-ups on the positions taken in the 2017 tax provision.

Provision for Income Taxes

The reconciliation between our provision for income taxes and the amounts computed by multiplying our loss before taxes by the U.S. statutory tax rate is as follows (in thousands):

	December 31,
	2019	2018
Benefit at U.S. statutory tax rate	$(792)	$(807)
State taxes (benefit), net of federal effect	(138)	(141)
State research and development tax credits	(2)	-
Federal research and development tax credits	(23)	(23)
Share-based compensation	4	22
Other	-	17
Change in valuation allowance	951	932
(Benefit) provision for income taxes	$-	$-

Deferred Tax Assets and Valuation Allowance

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $167.8 million gross Federal NOLs at December 31, 2019 (of which approximately $160.2 million was generated prior to January 1, 2018). Because we believe the ability for us to use these NOLs generated prior to January 1, 2018 to offset any future taxable income is severely limited as prescribed under Internal Revenue Code (“IRC”) Section 382, we had estimated and recorded an amount for the likely limitation to our deferred tax asset in the fourth quarter of 2017, thereby reducing the aggregate estimated benefit of the Federal NOLs available to us of approximately $1.0 million at December 31, 2017. We believe the gross Federal NOL benefit we generated prior to January 1, 2018 to offset taxable income is less than $150 thousand annually. As prescribed under Internal Revenue Code, any unused Federal NOL benefit from the annual limitation can be accumulated and carried forward to the subsequent year and will expire if not used in accordance with the NOL carried forward term of 20 years or 2037, if generated before 2018 and Federal NOLs generated after 2017 can be carried forward indefinitely. Future common stock transactions, such as the exercise of common stock purchase warrants or the conversion of debt into common stock, may cause another qualifying event under IRC 382 which may further limit our utilization of our NOLs.

The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Estimated future value of NOLs
- Federal	$2,622	$2,174
- State	869	862
Research and development tax credits
- Federal	1,207	1,184
- State	8	-
Share-based compensation	72	71
Other, net	177	151
Total deferred taxes	4,955	4,442
Valuation allowance	(4,955)	(4,442)
Net deferred tax assets	$-	$-

The realization of deferred income tax assets is dependent upon future earnings, if any, and the timing and amount of which may be uncertain. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both December 31, 2019 and 2018, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

Uncertainty in Income Taxes

We follow FASB’s statement regarding accounting for uncertainty in income taxes which defined the threshold for recognizing the benefits of tax-return positions in the consolidated financial statements as "more-likely-than-not" to be sustained by the taxing authorities. At each of December 31, 2019 and 2018, we had no liability for income tax associated with uncertain tax positions. If in the future we establish a contingent tax liability reserve related to uncertain tax positions, our practice will be to recognize the interest in interest expense and the penalties in other non-operating expense.

The Company files federal and state income tax returns and in the normal course of business the Company is subject to examination by these taxing authorities. As of December 31, 2019, the Company’s tax years of 2016, 2017 and 2018 are subject to examination by the taxing authorities. With few exceptions, we believe the Company is no longer subject to U.S. Federal, State and local examinations by taxing authorities for years before 2016.

NOTE 13 – NET (LOSS) INCOME PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share (“EPS”) consisted of the following (in thousands except per share data):

	Year Ended December 31,
	2019	2018
Earnings (loss) per share – basic and diluted
Numerator: net loss	$(3,774)	$(3,842)
Denominator (weighted):
Common shares	21,300	21,033
RSUs - vested	296	113
Common stock purchase warrant	5,124	-
Basic and diluted weighted average shares outstanding	26,720	21,146
Earnings (loss) per share – basic and diluted	$(0.14)	$(0.18)

Excluded securities (non-weighted):
Common shares issuable:
RSUs – vested and nonvested	-	482
Stock options – vested and nonvested	1,356	1,560
Common stock purchase warrants	1,842	1,842
Convertible loan	37,500	-
Total excluded common shares	40,698	3,884

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

None of the plaintiffs in the lawsuits filed to date have confirmed that they ingested any of the generic metoclopramide manufactured by us. We discontinued manufacture and distribution of generic metoclopramide more than 20 years ago. All of these lawsuits have been effectively dismissed with the exception of less than ten pending Philadelphia cases that we expect will be finally dismissed without the need for any action by us. We expect that the Court will finally dismiss the small number of remaining Pennsylvania-based cases against us with prejudice by the end of the first quarter of 2020. Legal fees related to this matter have been covered by our insurance carrier. Based upon the current status and evaluation, we have not accrued for any potential loss related to these matters as of December 31, 2019.

Facility Lease

The Company leases administrative office space in Palatine, Illinois on a month to month basis at the rate of approximately $2 thousand per month.

NOTE 15 – SUBSEQUENT EVENTS

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (“coronavirus pandemic”), based on the rapid increase in exposure globally. The coronavirus pandemic is affecting the United States and global economies. If the outbreak continues to spread, it may affect the Company’s operations and those of third parties on which the Company relies, including causing disruptions in the supply of the Company’s product candidates and the conduct of current and planned preclinical and clinical studies and contract manufacturing operations. We may need to limit operations or implement limitations, and may experience limitations in employee resources. There are risks that it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity and the Company’s ability to complete its preclinical studies on a timely basis, or at all. The ultimate impact of coronavirus is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing , preclinical and clinical trial activities contract manufacturing operations or the global economy as a whole. However, these effects could have a material, adverse impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.