Form 10-Q
period 2020-03-31
ACURA PHARMACEUTICALS, INC
filed 2020-06-30
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ACUR	OTCQB Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $0.01 par value	Shares outstanding as of June 26, 2020: 21,650,294

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “registrant”, “we”, “us” and “our” refer to Acura Pharmaceuticals Inc. and its subsidiary. The Acura logo is our trademark and Acura Pharmaceuticals is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. On May 13, 2020, relying on the SEC’s Order under Section 36 of the Securities Exchange Act of 1934, Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), the registrant filed a Form 8-K extending the Form 10-Q’s filing deadline by 45 days to June 29, 2020.

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	March 31, 2020	December 31, 2019
Assets:
Cash	$1,210	$862
Royalty receivable	30	82
Collaboration revenue receivable from related party	5	78
Prepaid expenses and other current assets	75	122
Income tax receivable	68	34
Total current assets	1,388	1,178
Income tax receivable	-	34
Property, plant and equipment, net (Note 6)	525	540
Intangible asset, net (Note 3)	91	810
Total assets	$2,004	$2,562

Liabilities:
Accounts payable	$108	$237
Accrued expenses (Note 7)	631	585
Other current liabilities (Note 11)	6	29
Sales returns liability	223	223
Convertible debt to related party, net of discounts (Note 8)	6,000	-
Accrued interest to related party (Note 8)	341	-
Total current liabilities	7,309	1,074
Convertible debt to related party, net of discounts (Note 8)	-	6,000
Accrued interest to related party (Note 8)	-	229
Total liabilities	$7,309	$7,303

Commitments and contingencies
Stockholders’ deficit:
Common stock - $0.01 par value per share; 100,000 shares authorized, 21,650 and 21,300 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	216	213
Additional paid-in capital	383,070	383,042
Accumulated deficit	(388,591)	(387,996)
Total stockholders’ deficit	(5,305)	(4,741)

Total liabilities and stockholders’ deficit	$2,004	$2,562

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands except per share amounts)

	Three months Ended March 31,
	2020	2019
Revenues:
Royalties	$33	$67
Collaboration	8	-
License fees	1,050	-
Total revenues	1,091	67

Operating expenses:
Research and development	387	313
General and administrative	1,187	437
Total operating expenses	1,574	750
Operating loss	(483)	(683)
Interest expense – related party (Note 8)	(112)	(105)
Loss before provision for income taxes	(595)	(788)
Provision for income taxes	-	-
Net loss	$(595)	$(788)

Net loss per share (Note 13):
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)
Weighted average number of shares outstanding:
Basic	32,270	21,493
Diluted	32,270	21,493

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED STOCKHOLDERS' DEFICIT

(Unaudited; in thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2020	21,300	$213	$383,042	$(387,996)	$(4,741)
Net loss	-	-	-	(595)	(595)
Net distribution of common stock pursuant to restricted stock unit award plan	350	3	19	-	22
Non-cash share-based compensation	-	-	9	-	9
Balance at March 31, 2020	21,650	216	383,070	$(388,591)	$(5,305)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2019	21,034	$210	$380,395	$(384,2220	$(3,617)
Net loss	-	-	-	(788)	(788)
Non-cash share-based compensation	-	-	29	-	29
Net distribution of common stock pursuant to restricted stock unit award plan	266	3	12	-	15
Balance at March31, 2019	21,300	213	380,436	$(385,010)	$(4,361)

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(595)	$(788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	15	17
Non-cash share-based compensation	9	29
Capitalized debt discount	-	(9)
Amortization of debt discount and deferred debt issue costs	-	32
Amortization of intangible asset	51	51
Impairment charge on intangible asset	668	-
Changes in assets and liabilities:
Royalty receivable	52	81
Collaboration revenue receivable from related party	73	-
Prepaid expenses and other current assets	47	68
Accounts payable	(129)	35
Accrued expenses	46	-
Accrued interest on related party loans	112	80
Other current liabilities	(2)	5
Net cash provided by (used in) operating activities	347	(399)
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	3	3
Statutory minimum payroll withholding taxes paid on the distribution of shares pursuant to RSU award plan	(2)	-
Proceeds from related party loans	-	400
Net cash provided by financing activities	1	403
Net increase in cash	348	4
Cash at beginning of period	862	91
Cash at end of end of period	$1,210	$95

Supplemental Disclosures of Cash Flow Information:
Cash interest payments on loan	$-	$-

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND MARCH 31, 2019

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

•	Our Limitx Technology is in development with immediate-release tablets containing hydrocodone bitartrate and acetaminophen (also known as LTX-03) as the lead product candidate due to its large market size and its known prevalence of oral excessive tablet abuse and overdose. The technology is designed to retard the release of active opioid drug when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. US commercialization rights to LTX-03 are licensed to Abuse Deterrent Pharma, LLC (See Note 3).

•	Our Aversion Technology has been licensed to Zyla Life Sciences or Zyla (formerly known as Egalet Corporation) for use in Oxaydo® Tablets (oxycodone HCl, CII), and is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths (See Note 3).

•	Our Impede Technology is used in Nexafed® Tablets (30mg pseudoephedrine HCl) and Nexafed® Sinus Pressure + Pain Tablets (30/325mg pseudoephedrine HCl and acetaminophen). We have licensed to MainPointe Pharmaceuticals, LLC (MainPointe), our Impede Technology in the United States and Canada to commercialize these Nexafed products (See Note 3). MainPointe subsequently assigned its interest in the license to Abuse Deterrent Pharma, LLC but continues to market the products.

Basis of Presentation, Liquidity and Substantial Doubt in Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of March 31, 2020, we had cash of $1.2 million, working capital deficit of $5.9 million and an accumulated deficit of $388.6 million. We had a loss from operations of $483 thousand and a net loss of $595 thousand for the three months ended March 31, 2020, and had a loss from operations of $725 thousand and a net loss of $3.8 million for the year ended December 31, 2019. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future.

On June 28, 2019, we entered into a License, Development and Commercialization Agreement with Abuse Deterrent Pharma, LLC (“AD Pharma”) (the “AD Pharma Agreement”). AD Pharma has the right to terminate the AD Pharma Agreement for “convenience on 30 days prior written notice”. Under the AD Pharma Agreement, the required monthly license payments by AD Pharma will only continue until November 2020 if AD Pharma does not exercise their right to terminate the AD Pharma Agreement. To fund further operations, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies or explore a variety of capital raising and other transactions to provide additional funding. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. Should AD Pharma exercise their right to terminate the AD Pharma Agreement, we would need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

Also included in the AD Pharma Agreement is the requirement that the NDA for LTX-03 be accepted by the FDA by November 30, 2020, or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date will be an event of default under their $6.0 million note to Acura. The NDA acceptance date of November 30, 2020 was predicated upon a timeline prepared at June 28, 2019 which included the purchase and installation of auxiliary production manufacturing equipment. At this time, all auxiliary manufacturing equipment needed for production has been received but recent COVID-19 risk mitigation strategies implemented at the New Jersey based contract manufacturer has delayed the installation of the equipment for several weeks. Acura currently expects the submission and FDA acceptance of a new drug application (“NDA”) for LTX-03 to occur in the second quarter of 2021, unless additional development delays are experienced. We have therefore reclassified the $6.0 million note from noncurrent to current liability. The Parties are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 which would allow for these unforeseen delays. AD Pharma has deferred the remittance of the required monthly license payments for May and June, 2020 pending the completion of these negotiations.

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

COVID-19

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

For example, as further discussed throughout the notes to financial statements, our contract manufacturer has delayed the installation of the auxiliary manufacturing equipment needed for LTX-03 development for several weeks due to COVID-19 risk mitigation strategies implemented in New Jersey which is needed to further our NDA application submission for LTX-03.

The ultimate impact of coronavirus is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing, preclinical and clinical trial activities contract manufacturing operations or the global economy as a whole. However, these effects could have a material, adverse impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

NOTE 2 – RECENT ANNOUNCING STANDARDS

New accounting standards which have been adopted

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those years, with early adoption permitted.  The Company’s adoption of ASU 2018-13 did not have a material impact on the financial statements and related footnote disclosures.

NOTE 3 – LICENSE AND COLLABORATION AGREEMENTS

The Company’s revenues are comprised of amounts earned under its license and collaboration agreements and royalties. Revenue recognition occurs when a customer obtains control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services based on a short-term credit arrangement.

AD Pharma Agreement covering LTX-03

On June 28, 2019 we entered into a License, Development and Commercialization Agreement (“the AD Pharma Agreement”) with Abuse Deterrent Pharma, LLC (AD Pharma”, for the development and license of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™. Acura will receive a monthly license payment of $350 thousand by AD Pharma for 18 months until November 2020. The first license payment was received July 2, 2019. AD Pharma will pay for and reimburse Acura for all outside development costs on LTX-03. If the NDA filing for LTX-03 is not accepted by the FDA by November 30, 2020, AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the Limitx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. AD Pharma does have the right to terminate the AD Pharma Agreement anytime for “convenience on 30 days prior written notice”. AD Pharma retains commercialization rights from which Acura will receive stepped royalties on sales and potential sales related milestones.

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

On June 28, 2019 Mr. John Schutte assigned and transferred to AD Pharma his $6.0 million promissory note, the common stock purchase warrant for 10.0 million common shares, and the security agreement granting a security interest in all of the Company’s assets. Mr. Schutte is our largest shareholder and directly owns approximately 45.7% of our common stock (after giving effect to the exercise of remaining common stock purchase warrants he holds). Mr. Schutte controls MainPointe and is the principal investor in AD Pharma.

Zyla Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer which resulted in the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the Pfizer agreement was terminated. The recoverability of the Aversion intangible asset is contingent upon future Zyla royalty revenues to us. We have recorded amortization expense of $51 thousand in each of the three month periods ending March 31, 2020 and 2019. For the three month period ending March 31, 2020, a triggering event has occurred with the decline in royalty cash flows from Zyla and we performed and impairment test which indicated that the carrying value is greater than the fair value. The impairment-test resulted to a $668 thousand impairment charge against the intangible asset, which was determined using our estimate of discounted royalty cash flows remaining under our license agreement with Zyla, and recorded a like amount to general and administrative expense. Amortization of the patent for its remaining life is expected to approximate $6 thousand per quarter.

The Aversion intangible asset is summarized as follows (in thousands):

	March 31,	December 31,
	2020	2019
Intangible asset – Aversion	2,000	2,000
Less: accumulated amortization	(1,241)	(1,190)
Less: reserve for impairment	(668)	-
Net	$91	$810

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

On March 16, 2020, Zyla announced its intent to merge with Assertio Therapeutics, Inc. (“Assertio”) with Assertio becoming the surviving entity. On May 20, 2020 the merger was completed and and the Zyla Agreement was automatically assigned to Assertio under the terms.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at either March 31, 2020 or December 31, 2019.

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

Royalty revenues by licensee are summarized below:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Zyla (Oxaydo)	30	$55
MainPointe (Nexafed)	3	12
Royalty revenues	$33	$67

Contract Balance and Performance Obligations

The Company had no contract assets and contract liability balances under the license and collaboration agreements at either March 31, 2020 or 2019. Contract assets may be reported in future periods under prepaid expenses or other current assets on the consolidated balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the consolidated balance sheet.

NOTE 5 – RESEARCH AND DEVELOPMENT

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities. Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and share-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the consolidated financial statements as prepaid expenses. We review and charge to expense accrued CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Our accrued CRO costs are subject to revisions as such studies progress towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We did not have prepaid CRO costs or prepaid clinical trial study expenses at March 31, 2020 and 2019.

In connection with our development and scale-up of LTX-03 under the AD Pharma Agreement (See Note 3) we entered into obligations under non-cancelable arrangements at March 31, 2020 aggregating $502 thousand.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	March 31,	December 31,
	2020	2019
	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	597	597
Computer hardware and software	106	106
Machinery and equipment	274	274
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
Total	2,509	2,509
Less: accumulated depreciation	(1,984)	(1,969)
Net property, plant and equipment	$525	$540

We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

Depreciation expense was $15 thousand and $17 thousand for each of the three month periods ended March 31, 2020 and 2019, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	March 31,	December 31,
	2020	2019
	(in thousands)
Cost sharing expenses under license agreement	$396	$363
Other fees and services	10	15
Payroll, payroll taxes and benefits	26	13
Professional services	144	151
Clinical, non-clinical and regulatory services	23	20
Property taxes	11	9
Franchise taxes	21	14
Total	$631	$585

NOTE 8 – DEBT

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

On June 27, 2019 the aggregate amount of the loans made to the Company by Mr. Schutte aggregated $5.0 million. On June 28, 2019 we restructured the $5.0 million loan to borrow an additional $725 thousand from Mr. Schutte, which was received on July 2, 2019, bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, granted principal and interest conversion rights into shares of our common stock at a price of $0.16 per share, issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share, and granted a security interest in all of the Company’s assets, which includes our intellectual property. The principal amount of the loan is convertible into 37.5 million shares of our common stock. The loan restructuring was accounted for as debt extinguishment. We obtained a valuation of fair value on the modified loan and warrant and the method of accounting for the loan changes resulted in a $2.6 million loss on debt extinguishment. Of the loss on debt extinguishment, $1.145 million was allocated to the warrant, $1.382 million was related to the premium on the convertible loan, and $73 thousand was assignable to write-off of the original loan’s remaining unamortized debt discount. The $6.0 million promissory note, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019. The accrued interest balance at March 31, 2020 and December 31, 2019 was $341 thousand and $229 thousand, respectively.

The events of default under the $6.0 million note are limited to bankruptcy defaults, failure to pay interest and principal when due on July 1, 2023 or upon failure to meet certain timelines in the AD Pharma Agreement as defined in the loan agreement. The $6.0 million note may be prepaid at any time in whole or in part but only with the consent of the noteholder.

Included in the AD Pharma Agreement is the requirement that the NDA for LTX-03 be accepted by the FDA by November 30, 2020, or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date will be an event of default under their $6.0 million note to Acura. The NDA acceptance date of November 30, 2020 was predicated upon a timeline prepared at June 28, 2019 which included the purchase and installation of auxiliary production manufacturing equipment. At this time, all auxiliary manufacturing equipment needed for production has been received but recent COVID-19 risk mitigation strategies implemented at the New Jersey based contract manufacturer has delayed the installation of the equipment for several weeks. Acura currently expects the submission and FDA acceptance of a new drug application (“NDA”) for LTX-03 to occur in the second quarter of 2021, unless additional development delays are experienced. At March 31, 2020 we have reclassified the $6.0 million note as a current liability. The Parties are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 which would allow for these unforeseen delays.

Our interest expense consisted of the following:

	Three Months Ended March 31,
	2020	2019
Related party term loans	$112	80
Debt discount	-	32
Financed insurance premiums	-	2
Total interest expense	$112	$114
Less: imputed interest income on related party loans	-	(9)
Total interest expense	$112	$105

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

AD Pharma may terminate the AD Pharma Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by November 30, 2020, AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. The NDA acceptance date of November 30, 2020 was predicated upon a timeline prepared at June 28, 2019 which included the purchase and installation of auxiliary production manufacturing equipment. At this time, all auxiliary manufacturing equipment needed for production has been received but recent COVID-19 risk mitigation strategies implemented at the New Jersey based contract manufacturer has delayed the installation of the equipment for several weeks. Acura currently expects the submission and FDA acceptance of a new drug application (“NDA”) for LTX-03 to occur in the second quarter of 2021, unless additional development delays are experienced. The Parties are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 which would allow for these unforeseen delays. AD Pharma has deferred the remittance of the required monthly license payments for May and June, 2020 pending the completion of these negotiations.

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

NOTE 10 – COMMON STOCK PURCHASE WARRANTS

Our warrant activity during the three month periods ended March 31, 2020 and 2019 is shown below (in thousands except price data):

	December 31,
	2020		2019
	Number	WAvg Exercise Price	Number	WAvg Exercise Price
Outstanding, Jan. 1	11,842	$0.10	1,842	$0.59
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Modification	-	-	-	-
Outstanding, Mar. 31	11,842	$0.10	1,842	$0.59

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

On June 28, 2019 as part of the changes made to the loan agreements we had with Mr. Schutte, each having an original due date of January 2, 2020, we issued to him a warrant to purchase 10.0 million shares of our common stock exercisable at a price of $0.01 per share and expire five years after issuance. We obtained a valuation of fair value on the warrant and $1.145 million was allocated to the warrant and accounted for as equity. (See Note 8 and Note 9). The warrant was assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019.

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

Our total share-based compensation expense recognized in the Company’s results of operations from non-cash and cash-portioned instruments issued to our employees and directors comprised the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expense:
Stock option awards	$-	$2
RSU awards	-	4
	$-	$6

General and administrative expense:
Stock option awards	-	3
RSU awards	15	26
	$15	$29

Total share-based compensation expense	$15	$35

Stock Option Plans

We maintain various stock option plans. A summary of our stock option plans as of March 31, 2020 and 2019 and for the three months then ended consisted of the following (in thousands except exercise price):

	Three Months ended March 31,
	2020		2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, Jan. 1	1,356	$4.45	1,560	$7.38
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(12)	27.35	(32)	28.06
Outstanding, Mar. 31	1,344	$4.24	1,528	$6.88
Exercisable, Mar. 31	1,344	$4.24	1,296	$8.09

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

There was no intrinsic value contained in the stock option awards which are vested and outstanding at March 31, 2020.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors, a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan”) and a 2014 Restricted Stock Unit Award Plan (the “2014 RSU Plan”). Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. Our non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The portion of the RSU awards subject to cash settlement are recorded as a liability in the Company’s consolidated balance sheet as they vest and being marked-to-market each reporting period until they are distributed. The liability was $6 thousand and $29 thousand at March 31, 2020 and December 31, 2019, respectively.

The compensation cost to be incurred on a granted RSU without a cash settlement option is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense and recorded to additional paid-in capital over the vesting period of the RSU award.

A summary of the grants under the RSU Plans as of March 31, 2020 and 2019, and for the three months then ended consisted of the following (in thousands):

	Three Months Ended March 31,
	2020		2019
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	1,017	1,017	951	459
Granted	219	-	333	-
Distributed	(397)	(397)	(267)	(267)
Vested	-	55	-	83
Forfeited	-	-	-	-
Outstanding, Mar. 31	839	675	1,017	275

2017 Restricted Stock Unit Award Plan

Our 2017 RSU Plan was approved by shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. As of March 31, 2020, no shares remain available for award under the 2017 RSU Plan.

Information about the awards under the 2017 RSU Plan is as follows:

•	In December 2017, we awarded 200 thousand RSUs to our employees. Such RSU awards vested 100% after one full year of service. Distributions of the vested RSU awards to the employees will be made in three equal installments on the first business day of each of January 2020, 2021, and 2022 or earlier upon a qualifying change of control.
•	In January 2018, we awarded approximately 67 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2018. Settlement of this RSU award occurred on January 2, 2019, the first business day of the year after vesting. The portion of the RSU awards which are subject to cash settlement are also subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments recorded to stock compensation expense in the general and administration operating category of our income statement.
•	In December 2018, we awarded 488 thousand RSUs to our employees. Such RSU awards vested 100% after one full year of service. Distributions of the vested RSU awards to the employees will be made in three equal installments on the first business day of each of January 2021, 2022, and 2023 or earlier upon a qualifying change of control.
•	In January 2019, we awarded approximately 83 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2019. Settlement of this RSU award occurred on January 2, 2020, the first business day of the year after vesting. The portion of the RSU awards which were subject to cash settlement was also subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments which were recorded to stock compensation expense in the general and administration operating category of our income statement.
•	In January 2020, we awarded approximately 55 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2020. Settlement of this RSU award will occur on January 4, 2021, the first business day of the year after vesting. The portion of the RSU awards which are subject to cash settlement will also be subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments recorded to stock compensation expense in the general and administration operating category of our income statement.

Information about the distribution of shares under the 2017 RSU Plan is as follows:

•	In January 2019, 267 thousand RSUs were distributed to our non-employee directors from their January 2018 award and settled in common stock.
•	In January 2020, 333 thousand RSUs were distributed to our non-employee directors from their January 2019 award with 296 thousand RSUs settled in common stock, 4 thousand RSUs used to settle the purchase price and 33 thousand RSUs settled in cash.
•	In January 2020, 64 thousand RSUs were distributed to our current and former employees representing one third of their 2017 award with 54 thousand RSUs settled in common stock and 10 thousand RSUs used to settle the purchase price and employee withholding taxes.

2014 Restricted Stock Unit Award Plan

Our 2014 RSU Plan was approved by shareholders in May 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. As of December 31, 2019, there were no longer shares available for award under the 2014 RSU Plan.

NOTE 12 – INCOME TAXES

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $167.8 million gross Federal NOLs at March 31, 2020 (of which approximately $160.2 million was generated prior to January 1, 2018). Because we believe the ability for us to use these NOLs generated prior to January 1, 2018 to offset any future taxable income is severely limited as prescribed under Internal Revenue Code (“IRC”) Section 382, we had estimated and recorded an amount for the likely limitation to our deferred tax asset in the fourth quarter of 2017, thereby reducing the aggregate estimated benefit of the Federal NOLs available to us of approximately $1.0 million at December 31, 2017. We believe the gross Federal NOL benefit we generated prior to January 1, 2018 to offset taxable income is less than $150 thousand annually. As prescribed under Internal Revenue Code, any unused Federal NOL benefit from the annual limitation can be accumulated and carried forward to the subsequent year and will expire if not used in accordance with the NOL carried forward term of 20 years or 2037, if generated before 2018 and Federal NOLs generated after 2017 can be carried forward indefinitely. Future common stock transactions, such as the exercise of common stock purchase warrants or the conversion of debt into common stock, may cause another qualifying event under IRC 382 which may further limit our utilization of our NOLs.

The realization of deferred income tax assets is dependent upon future earnings, if any, and the timing and amount of which may be uncertain. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both March 31, 2020 and December 31, 2019, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 13 – NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to both the vested Restricted Stock Units (“RSUs”) which settle in shares (See Note 11) and the stock warrant exercisable for 10.0 million shares having an exercise price of $0.01 per share (See Note 10). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. As the Company a net loss for each of the three month periods ended March 31, 2020 and 2019, including the effects of the common stock equivalents in the diluted EPS calculations for these periods would have been antidilutive. The weighted-average common share outstanding diluted computation is not impacted during any period where the exercise price of a stock option, common stock warrant or convertible loan is greater than the average market price of our common stock.

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share (“EPS”) consisted of the following (in thousands except per share data):

	Three Months Ended March 31,
	2020	2019
Earnings (loss) per share – basic and diluted
Numerator: net loss	$(595)	$(788)
Denominator (weighted):
Common shares	21,650	21,300
RSUs - vested	620	193
Common stock purchase warrant	10,000	-
Basic and diluted weighted average shares outstanding	32,270	21,493
Loss per share – basic and diluted	$(0.02)	$(0.04)
Excluded securities (non-weighted):
Common shares issuable:
RSUs – nonvested	98	742
Stock options – vested and nonvested	1,344	1,528
Common stock purchase warrants	1,842	1,842
Convertible loan	37,500	-
Total excluded common shares	40,784	4,112

NOTE 14 – SUBSEQUENT EVENTS

On April 13, 2020, the Company was granted a loan (the “Loan”) from JP Morgan Chase Bank in the aggregate amount of $268 thousand, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. Under the terms of the Paycheck Protection Program (“PPP”), certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company is continuing to evaluate the criteria and new guidance put out by the Small Business Administration regarding qualifications of loans under the PPP and criteria for meeting loan conditions. No assurance is provided that forgiveness for any portion of the Loan will be obtained.

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

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to:

•	our ability to obtain funding for our continuing operations, including the development of our products utilizing our LIMITx™ and Impede® technologies;
•	the expected results of clinical studies relating to LTX-03, a LIMITx hydrocodone bitartrate and acetaminophen combination product, or any successor product candidate, the date by which such studies will be complete and the results will be available and whether LTX-03 will ultimately receive FDA approval;
•	our business could be adversely affected by health epidemics in regions where third parties for which we rely, as in CROs or CMOs, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely;
•	whether LIMITx will retard the release of opioid active ingredients as dose levels increase;
•	whether the extent to which products formulated with the LIMITx Technology deter abuse or overdose will be determined sufficient by the FDA to support approval or labelling describing safety and/or abuse deterrent features;
•	whether our LIMITx Technology can be expanded into extended-release formulations;
•	our and our licensee’s ability to successfully launch and commercialize our products and technologies, including Oxaydo® Tablets and our Nexafed® products;
•	the pricing and price discounting that may be offered by Zyla Life Sciences for Oxaydo;
•	the results and timing of our development of our LIMITx Technology, including, but not limited to, the submission of a New Drug Application;
•	our or our licensees’ ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;
•	the market acceptance of, timing of commercial launch and competitive environment for any of our products;
•	expectations regarding potential market share for our products;

•	our ability to develop and enter into additional license agreements for our product candidates using our technologies;
•	our exposure to product liability and other lawsuits in connection with the commercialization of our products;
•	the increasing cost of insurance and the availability of product liability insurance coverage;
•	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;
•	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;
•	whether the FDA will agree with or accept the results of our studies for our product candidates;
•	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet over-the-counter (“OTC”) Monograph standards, as applicable;
•	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;
•	changes in regulatory requirements;
•	adverse safety findings relating to our commercialized products or product candidates in development;
•	whether the FDA will agree with our analysis of our clinical and laboratory studies;
•	whether further studies of our product candidates will be required to support FDA approval;
•	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and whether we will be able to promote the features of our technologies; and
•	whether Oxaydo or our Aversion, Impede and LIMITx products will ultimately deter abuse in commercial settings and whether our Nexafed products and Impede Technology product candidates will disrupt the processing of pseudoephedrine into methamphetamine.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “indicate,” “intend,” “look forward to,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “suggest,” “target,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to known and unknown risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in our 2019 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission and in Item 1A of this Report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Accordingly, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Company Overview

We are an innovative drug delivery company engaged in the research, development and commercialization of technologies and products intended to address safe use of medications. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Limitx™ Technology is being developed to minimize the risk of overdose, our Aversion® Technology is intended to address methods of abuse associated with opioid analgesics while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine, or PSE, into methamphetamine. Oxaydo Tablets (oxycodone HCl, CII), which utilizes the Aversion Technology, is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling.

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

On June 28, 2019, we entered into License, Development and Commercialization Agreement with Abuse Deterrent Pharma, LLC, a Kentucky limited liability company (“AD Pharma”), a special purpose company representing a consortium of investors that will finance Acura’s operations through November 2020 and reimburse us for development of LTX-03. The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03.

On January 7, 2015, we entered into a Collaboration and License Agreement with Zyla US, Inc. and Zyla Ltd., each a subsidiary of Zyla Corporation, or collectively Zyla, pursuant to which we exclusively licensed to Zyla worldwide rights to manufacture and commercialize our Aversion Technology product Oxaydo. Oxaydo is currently approved by the U. S. Food and Drug Administration, or FDA, for marketing in the United States in 5mg and 7.5mg strengths. Zyla launched Oxaydo in the United States late in the third quarter of 2015. We are not actively developing product candidates utilizing our Aversion Technology.

We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. On March 16, 2017, we and MainPointe Pharmaceuticals, LLC, or MainPointe, entered into a License, Commercialization and Option Agreement, or the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede technology in the U.S. and Canada to commercialize our Nexafed products. The MainPointe Agreement also grants MainPointe the option to expand the licensed territory to the European Union, Japan and South Korea and to add additional pseudoephedrine-containing products utilizing our Impede technology. MainPointe is controlled by Mr. John Schutte, who became our largest shareholder pursuant to a private placement completed in July 2017. On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the Agreement between MainPointe and Acura.

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

Misuse or Abuse of Prescription Opioid Products and Development of Risk Mitigation Formulations

Prescription opioids drugs, such as morphine and oxycodone, have a long history of use for the management of pain. Because they are highly effective, they are one of the largest prescribed drug categories in the U.S. However, a side effect of high doses of opioids is euphoria, or “a high”. For these reasons, opioids are the most misused or abused prescription drugs in the U.S. Opioids are offered in a variety of dosages including immediate-release tablets (or capsules), extended-release tablets (or capsules), patches and other formats. Those who misuse or abuse drugs will often do so in one of the following manners:

•	Oral Excessive Tablet Abuse (ETA). Generally recognized as the most prevalent route of administration by abusers, the abuser simply orally ingests more tablets (or capsules) than is recommended for pain relief.
•	Oral Manipulated Tablet Abuse (MTA). Extended-release tablets or patches are sometimes crushed, chewed or otherwise physically or chemically manipulated to defeat the extended-release mechanism and provide an immediate-release of the opioid for oral ingestion.
•	Nasal snorting. Crushed tablets are insufflated for absorption of the drug through the nasal tissues.
•	Injection. The opioid is physically or chemically removed from the dosage and injected into the vein using a syringe.
•	Poly-pharmacy. Opioids are sometimes used in conjunction with alcohol, methamphetamine, or other drugs to accentuate the high.
•	Overdose. Drug abusers may accidentally introduce excessive quantities of drugs in their systems or combine drugs that may heighten the chance of adverse effects of drugs. Some patients may over ingest drugs accidentally or with the express intent of suicide.

Safe use technology formulations incorporate physical and/or chemical barriers or functionality in the products to prevent or discourage a user from inappropriately administering the product. The extent and manner in which any of the features of these formulations may be described in the FDA approved label for our development products will be dependent on the results of and the acceptance by the FDA of our and our licensees’ studies for each product.

Development of safe use products typically require one or more studies. These studies may include in vitro laboratory studies (which may include but not be limited to: syringeability of the formulation, extractability of the active ingredient, and particle size of the crushed product), animal studies (which may include but not be limited to: respiratory depression), and human clinical studies (which may include but not be limited to: human abuse liability, respiratory depression studies) comparing the benefits of our product candidates to currently marketed products.

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
Immediate-release hydrocodone bitartrate with acetaminophen (LTX-03)

Initial buffer dose ranging study completed October 2017

Follow on dose ranging study completed in January 2018

Manufacturing scale-up initiated. Formulation and manufacturing process optimized for commercial scale. Ancillary manufacturing equipment is expected to be delivered mid-April 2020.

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

Non-clinical Study APT-RDR-300

Study APT-RDR-300 was a non-clinical study of respiratory depression in which five groups of 11 Sprague-Dawley rats were orally administered doses of hydrocodone ranging from 100mg of drug per kg of body weight (mg/kg) up to 300 mg/kg and one group receiving placebo. 8 subjects in each group were measured for opioid induced respiratory depression (OIRD) assessing peripheral oxygen saturation (SpO2) of the blood over a 4 hour observation period. 36 subjects were analyzed as successfully completing the dosing. The additional 3 subjects in each group provided blood samples analyzed for hydrocodone at .5, 1, 2 and 4 hours post-dosing.

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

We intend to advance LTX-03 to clinical development for a New Drug Application (NDA). We submitted an Investigational New Drug Application, or IND with respect to LTX-03, to the FDA in the first quarter of 2018, which became effective in April 2018. We have completed a manufacturing formulation and manufacturing process optimization study for LTX-03. We are currently conducting the scale-up of the commercial manufacturing process as to-be-marketed formulations are required for all NDA development work. We are expecting delivery of certain ancillary equipment in mid-April 2020 after which scale-up work can commence. Successful scale-up will result in supplies of LTX-03 tablets for use in human clinical studies and start our formal drug stability program for which we need a minimum of six months of data for a New Drug Application. Among other things, we believe we will also have to demonstrate a scientific link between Cmax reductions and a reduction in the risk of respiratory depression.

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

AD Pharma may terminate the Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by November 30, 2020, AD Pharma has the option to terminate the Agreement and take ownership of the LIMITx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. The NDA acceptance date of November 30, 2020 was predicated upon a timeline prepared at June 28, 2019 which included the purchase and installation of auxiliary production manufacturing equipment. At this time, all auxiliary manufacturing equipment needed for production has been received but recent COVID-19 risk mitigation strategies implemented at the New Jersey based contract manufacturer has delayed the installation of the equipment for several weeks. Acura currently expects the submission and FDA acceptance of a new drug application (“NDA”) for LTX-03 to occur in the second quarter of 2021, unless additional development delays are experienced. The Parties are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 which would allow for these unforeseen delays. AD Pharma has deferred the remittance of the required monthly license payments for May and June, 2020 pending the completion of these negotiations.

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

Mr. Schutte is our largest shareholder and directly owns approximately 45.7% of our common stock (after giving effect to the exercise of warrants he holds). Mr. Schutte also controls MainPointe and is an investor in AD Pharma.

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

Upon execution of the KemPharm Agreement, KemPharm paid us an upfront payment of $3.5 million. If KemPharm exercises its option to use our Aversion Technology with more than the 2 prodrugs licensed, then KemPharm will pay us up to $1.0 million for each additional prodrug license. In addition, we will receive from KemPharm a low single digit royalty on commercial sales by KemPharm of products developed using our Aversion Technology under the KemPharm Agreement. KemPharm’s royalty payment obligations commence on the first commercial sale of a product using our Aversion Technology and expire, on a country-by-country basis, upon the expiration of the last to expire patent claim of the Aversion Technology covering a product in such country, at which time the license for the particular product and country becomes fully paid and royalty free. As of March 31, 2020 we are unaware of KemPharm’s use of our Aversion technology under the KemPharm Agreement.

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

Company’s Present Financial Condition

As of March 31, 2020, we had cash of $1.2 million, working capital deficit of $5.9 million and an accumulated deficit of $388.6 million. We had a loss from operations of $483 thousand and a net loss of $595 thousand for the three months ended March 31, 2020, and had a loss from operations of $725 thousand and a net loss of $3.8 million for the year ended December 31, 2019. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future. As of June 26, 2020 our cash balance was approximately $1.0 million.

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

Also included in the AD Pharma Agreement is the requirement that the NDA for LTX-03 be accepted by the FDA by November 30, 2020, or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date will be an event of default under their $6.0 million note to Acura. The NDA acceptance date of November 30, 2020 was predicated upon a timeline prepared at June 28, 2019 which included the purchase and installation of auxiliary production manufacturing equipment. At this time, all auxiliary manufacturing equipment needed for production has been received but recent COVID-19 risk mitigation strategies implemented at the New Jersey based contract manufacturer has delayed the installation of the equipment for several weeks. Acura currently expects the submission and FDA acceptance of a new drug application (“NDA”) for LTX-03 to occur in the second quarter of 2021, unless additional development delays are experienced. We have therefore reclassified the $6.0 million note from noncurrent to current liability at March 31, 2020. The Parties are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 which would allow for these unforeseen delays. AD Pharma has deferred the remittance of the required monthly license payments for May and June, 2020 pending the completion of these negotiations.

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

Three months Ended March 31, 2020 Compared to Three months Ended March 31, 2019

	March 31
	2020	2019	Increase (decrease)
Revenues:	$000’s			Percent
Royalties	$33	$67	$(34)	(51)%
Collaboration	8	-	8	-
License fees	1,050	-	1,050	-
Total revenues	1,091	67	1,024	1,528

Expenses:
Research and development	387	313	74	24
General and administrative	1,187	437	750	172
Total operating expenses	1,574	750	824	110
Operating loss	(483)	(683)	(200)	(29)

Interest expense – related party	(112)	(105)	7	7
Loss before income taxes	(595)	(788)	(193)	(25)
Provision for income taxes	-	-	-	-
Net loss	$(595)	$(788)	$(193)	(25)%

License Fees

Under our license and development agreement with Abuse Deterrent Pharma, LLC (“AD Pharma”) for LTX-03, we received license fees $1.05 million during the three months ended March 31, 2020.

Collaboration Revenue

Collaboration revenue is derived from research and development services we perform under the license and development agreement with AD Pharma for LTX-03. We recognized $8 thousand of collaboration revenue during the three months ended March 31, 2020. We did not provide research and development services during the three months ended March 31, 2019.

Royalty Revenue

In connection with our license agreement with Zyla for Oxaydo Tablets, we earn a royalty based on product net sales. We recognized $30 thousand and $55 thousand of royalty revenue from Oxaydo Tablets during the three months ended March 31, 2020 and 2019, respectively.

In connection with our license agreement with MainPointe for our Nexafed product line, we earn a royalty based on product net sales. We recognized $3 thousand and $12 thousand of royalty revenue from Oxaydo during the three months ended March 31, 2020 and 2019, respectively.

Operating Expenses

Research and Development

Research and development expense is primarily associated with our Limitx Technology TLX-03 development activity under the AD Pharma agreement. Included in March 31, 2019 reported quarterly expenses are share-based compensation expenses of approximately $6 thousand. Excluding the share-based compensation expense, our research and development expenses increased by approximately $80 thousand between reporting periods. During the three months ended 2019, the Company’s cost cutting measures seen temporary period benefits in reductions in employee salaries resulting from unpaid furloughs. During the three months ended March 31, 2020 there was an overall increase in expenses from our development activities which partially offset a portion of the effects from the comparative prior period’s temporary benefits.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in the 2020 and 2019 quarterly results are share-based compensation expenses of approximately $15 thousand and $29 thousand, respectively. Excluding this share-based compensation expense, our general and administrative expenses increased approximately $764 thousand between reporting periods. During the three months ended 2019, the Company’s cost cutting measures seen temporary period benefits in reductions in director fees, legal services and employee salaries resulting from unpaid furloughs. During the three months ended March 31, 2020 we recorded a $668 thousand impairment charge on the intangible asset and there was a reduction in corporate insurance premiums which partially offset a portion of the effects from the comparative period’s temporary benefits.

Non-Operating Expense

Interest Expense

During the three months ended March 31, 2020 and 2019, we incurred interest expense of $112 thousand and $105 thousand, respectively on our term loans.

Income Taxes

Our results for the three months ended March 31, 2020 and 2019 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Liquidity and Capital Resources

At March 31, 2020 we had cash of $1.2 million and at December 31, 2019 we had cash of $0.9 million. At June 26, 2020 our cash balance was approximately $1.0 million. Additionally, the License, Development and Commercialization Agreement dated June 28, 2019 (the “Agreement”) requires AD Pharma to pay us monthly license payments of $350 thousand from July 2019 through November 2020 and pay all outside development costs for LTX-03.

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

Also included in the AD Pharma Agreement is the requirement that the NDA for LTX-03 be accepted by the FDA by November 30, 2020, or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date will be an event of default under their $6.0 million note to Acura. The NDA acceptance date of November 30, 2020 was predicated upon a timeline prepared at June 28, 2019 which included the purchase and installation of auxiliary production manufacturing equipment. At this time, all auxiliary manufacturing equipment needed for production has been received but recent COVID-19 risk mitigation strategies implemented at the New Jersey based contract manufacturer has delayed the installation of the equipment for several weeks. Acura currently expects the submission and FDA acceptance of a new drug application (“NDA”) for LTX-03 to occur in the second quarter of 2021, unless additional development delays are experienced. The Parties are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 which would allow for these unforeseen delays. AD Pharma has deferred the remittance of the required monthly license payments for May and June, 2020 pending the completion of these negotiations.

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

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements, in the Company’s 2019 Annual Report on Form 10-K, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's critical accounting policies described in the 2019 Annual Report are also applicable to 2020.

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

(b)     Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference Commitments and Contingencies, in Part I, Item 1, “Financial Statements.”

Item 1A. Risk Factors

Investors in our common stock should consider the following risk factors, in addition to those risk factors set forth in our 2019 Annual Report on Form 10-K:

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us; if we fail to raise additional funding we will cease operations and/or seek protection under applicable bankruptcy laws.

Our operations to date have consumed substantial amounts of cash. We have incurred negative cash flows from our operations over the last several years and we expect it may continue over the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies of our LIMITx product candidates and the cost, timing and outcomes of regulatory approval for our LIMITx product candidates. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time. As of June 26, 2020 our cash balance was approximately $1.0 million. Additionally, the Agreement with AD Pharma calls for monthly license payments of $350,000 from July 2019 through November 2020 and as well as their payment of all outside development costs for LTX-03. To fund further operations, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies.

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

We successfully negotiate an amendment to the AD Pharma Agreement extending the deadline for FDA acceptance of the NDA for LTX-03.

The NDA acceptance date of November 30, 2020 was predicated upon a timeline prepared at June 28, 2019 which included the purchase and installation of auxiliary production manufacturing equipment. At this time, all auxiliary manufacturing equipment needed for production has been received but recent COVID-19 risk mitigation strategies implemented at the New Jersey based contract manufacturer has delayed the installation of the equipment for several weeks. Acura currently expects the submission and FDA acceptance of a new drug application (“NDA”) for LTX-03 to occur in the second quarter of 2021, unless additional development delays are experienced. The Parties are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 which would allow for these unforeseen delays.

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

June 26, 2020	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer

