Form 10-Q
period 2020-06-30
ACURA PHARMACEUTICALS, INC
filed 2020-08-14
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Common Stock, $0.01 par value                               Common shares outstanding as of August 14, 2020: 21,650,294

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Item 1. Interim Consolidated Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	June 30, 2020	December 31, 2019
Assets:
Cash	$1,038	$862
Royalty receivable	30	82
Collaboration revenue receivable from related party	49	78
License fee receivable from related party	700	-
Prepaid expenses and other current assets	55	122
Income tax receivable	68	34
Total current assets	1,940	1,178
Income tax receivable	-	34
Property, plant and equipment, net (Note 6)	511	540
Intangible asset, net (Note 3)	85	810
Total assets	$2,536	$2,562

Liabilities:
Accounts payable	$141	$237
Accrued expenses (Note 7)	645	585
Loan under CARES Act	120	-
Other current liabilities (Note 11)	15	29
Sales returns liability (Note 4)	-	223
Accrued interest to related party (Note 8)	454	-
Convertible debt to related party, net of discounts (Note 8)	6,000	-
Total current liabilities	7,375	1,074
Convertible debt to related party, net of discounts (Note 8)	-	6,000
Accrued interest to related party (Note 8)	-	229
Loan under CARES Act	149	-
Total liabilities	$7,524	$7,303

Commitments and contingencies
Stockholders’ deficit:
Common stock - $0.01 par value per share; 100,000 shares authorized, 21,650 and 21,300 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	216	213
Additional paid-in capital	383,079	383,042
Accumulated deficit	(388,283)	(387,996)
Total stockholders’ deficit	(4,988)	(4,741)

Total liabilities and stockholders’ deficit	$2,536	$2,562

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands except per share amounts)

	Three months Ended June 30,		Six months Ended June 30,
	2020	2019	2020	2019
Revenues:
Royalties	$34	$46	$67	$113
Collaboration	44	-	52	-
License fees	1,050	-	2,100	-
Product sales, net of allowance (Note 4)	223	-	223	-
Total revenues	1,351	46	2,442	113
Operating expenses:
Research and development	445	262	832	575
General and administrative	485	406	1,672	843
Total operating expenses	930	668	2,504	1,418
Operating income (loss)	421	(622)	(62)	(1,305)
Loss on debt extinguishment	-	(2,600)	-	(2,600)
Interest expense – related party (Note 10)	(113)	(119)	(225)	(224)
Income (loss) before provision for income taxes	308	(3,341)	(287)	(4,129)
Provision for income taxes	-	-	-	-
Net income (loss)	$308	$(3,341)	$(287)	$(4,129)

Net income (loss) per share:
Basic	$0.01	$(0.15)	$(0.01)	$(0.19)
Diluted	$0.01	$(0.15)	$(0.01)	$(0.19)
Weighted average number of shares outstanding:
Basic	32,304	21,872	32,287	21,684
Diluted	32,482	21,872	32,287	21,684

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED STOCKHOLDERS' DEFICIT

(Unaudited; in thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2020	21,300	$213	$383,042	$(387,996)	$(4,741)
Net loss	-	-	-	(595)	(595)
Net distribution of common stock pursuant to restricted stock unit award plan	350	3	19	-	22
Non-cash share-based compensation	-	-	9	-	9
Balance at March 31, 2020	21,650	$216	$383,070	$(388,591)	$(5,305)
Net income	-	-	-	308	308
Non-cash share-based compensation	-	-	9	-	9
Balance at June 30, 2020	21,650	$216	$383,079	$(388,283)	$(4,988)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2019	21,034	$210	$380,395	$(384,222)	$(3,617)
Net loss	-	-	-	(788)	(788)
Non-cash share-based compensation	-	-	29	-	29
Net distribution of common stock pursuant to restricted stock unit award plan	266	3	12	-	15
Balance at March 31, 2019	21,300	$213	$380,436	$(385,010)	$(4,361)
Net loss	-	-	-	(3,341)	(3,341)
Non-cash share-based compensation	-	-	29	-	29
Debt premium from debt modification	-	-	1,382	-	1,382
Issuance of warrant	-	-	1,145	-	1,145
Balance at June 30, 2019	21,300	$213	$382,992	$(388,351)	$(5,146)

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(287)	$(4,129)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	29	34
Non-cash share-based compensation	18	58
Capitalized debt discount	-	(13)
Amortization of debt discount and deferred debt issue costs	-	66
Amortization of intangible asset	57	103
Loss on debt extinguishment	-	2,600
Impairment charge on intangible asset	668	-
Changes in assets and liabilities:
Royalty receivable	52	93
License fee receivable – related party	(700)	-
Loan receivable – related party	-	(725)
Collaboration revenue receivable from related party	29	-
Prepaid expenses and other current assets	67	118
Accounts payable	(96)	69
Accrued expenses	60	94
Sales return liability	(223)	-
Accrued interest on related party loans	225	(106)
Other current liabilities	7	(2)
Net cash used in operating activities	(94)	(1,740)
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	3	14
Statutory minimum payroll withholding taxes paid on the distribution of shares pursuant to RSU award plan	(2)	-
Proceeds from loan under CARES Act	269	-
Proceeds from related party loans	-	1,650
Net cash provided by financing activities	270	1,664
Net increase (decrease) in cash	176	(76)
Cash at beginning of period	862	91
Cash at end of end of period	$1,038	$15

Supplemental Disclosures of Cash Flow Information:
Cash interest payments on loan	$-	$-

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

JUNE 30, 2020 AND JUNE 30, 2019

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

•	Our Limitx Technology is in development with immediate-release tablets containing hydrocodone bitartrate and acetaminophen (also known as LTX-03) as the lead product candidate due to its large market size and its known prevalence of oral excessive tablet abuse and overdose. The technology is designed to retard the release of active opioid drug when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. US commercialization rights to LTX-03 are licensed to Abuse Deterrent Pharma, LLC (See Note 3).

•	Our Aversion Technology has been licensed to Assertio Holdings Inc or Assertio (formerly known as Zyla Life Sciences and previously as Egalet Corporation) for use in Oxaydo® Tablets (oxycodone HCl, CII), and is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths (See Note 3).

•	Our Impede Technology is used in Nexafed® Tablets (30mg pseudoephedrine HCl) and Nexafed® Sinus Pressure + Pain Tablets (30/325mg pseudoephedrine HCl and acetaminophen). We have licensed to MainPointe Pharmaceuticals, LLC (MainPointe), our Impede Technology in the United States and Canada to commercialize these Nexafed products (See Note 3). MainPointe subsequently assigned its interest in the license to Abuse Deterrent Pharma, LLC but continues to market the products.

Basis of Presentation, Liquidity and Substantial Doubt in Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of June 30, 2020, we had cash of $1.0 million, working capital deficit of $5.6 million and an accumulated deficit of $388.3 million. We had a loss from operations of $62 thousand and a net loss of $287 thousand for the six months ended June 30, 2020, and had a loss from operations of $725 thousand and a net loss of $3.8 million for the year ended December 31, 2019. We have suffered recurring losses and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future.

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

Also included in the AD Pharma Agreement is the requirement that the NDA for LTX-03 be accepted by the FDA by November 30, 2020, or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date will be an event of default under their $6.0 million note to Acura. The NDA acceptance date of November 30, 2020 was predicated upon a timeline prepared at June 28, 2019 which included the purchase and installation of auxiliary production manufacturing equipment. At this time, all auxiliary manufacturing equipment needed for production has been received and installed but recent COVID-19 risk mitigation strategies implemented at the New Jersey based contract manufacturer did delay the installation of the equipment for several weeks. Acura currently expects the submission and FDA acceptance of a new drug application (“NDA”) for LTX-03 to occur in the second quarter of 2021, unless additional development delays are experienced. We therefore presented the $6.0 million note as a current liability at June 30, 2020. The Parties are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 which would allow for these unforeseen delays. AD Pharma has deferred the remittance of the required monthly license payments for May, June, July and August, 2020 pending the completion of these negotiations.

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

For example, as further discussed throughout the notes to financial statements, our contract manufacturer did delay the installation of the auxiliary manufacturing equipment needed for LTX-03 development for several weeks due to COVID-19 risk mitigation strategies implemented in New Jersey which is needed to further our NDA application submission for LTX-03.

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

Assertio Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer which resulted in the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the Pfizer agreement was terminated. The recoverability of the Aversion intangible asset is contingent upon future Assertio royalty revenues to us. We have recorded amortization expense of $57 thousand and $103 thousand in each of the six month periods ending June 30, 2020 and 2019, respectively. During the first quarter 2020 a triggering event occurred with the decline in royalty cash flows from Assertio, and we performed an impairment test which indicated that the carrying value of the intangible asset was greater than the fair value. The impairment test resulted in a $668 thousand impairment charge against the intangible asset, which was determined using our estimate of discounted royalty cash flows remaining under our license agreement with Assertio, and recorded a like amount to general and administrative expense. Amortization of the patent for its remaining life is expected to approximate $6 thousand per quarter.

The Aversion intangible asset is summarized as follows (in thousands):

	June 30,	December 31,
	2020	2019
Intangible asset – Aversion	2,000	2,000
Less: accumulated amortization	(1,247)	(1,190)
Less: reserve for impairment	(668)	-
Net	$85	$810

In January 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (now known as Assertio Holdings Inc and formerly known as Zyla Life Sciences), or collectively Assertio, entered into a Collaboration and License Agreement (the “Assertio Agreement”) to commercialize Aversion Oxycodone under our tradename Oxaydo. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Assertio Agreement, we transferred the approved New Drug Application, or NDA, for Oxaydo to Assertio and Assertio is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide (the “Territory”) in all strengths, subject to our right to co-promote Oxaydo in the United States. Eaglet launched Oxaydo in the United States late in the third quarter of 2015.

In accordance with the Assertio Agreement Assertio is responsible for the fees and expenses relating to the product line extensions of Oxaydo, provided that Assertio will pay a substantial majority of the fees and expenses and we will pay for the remaining fees and expense relating to (i) annual NDA PDUFA product fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States. Assertio will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Assertio is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Assertio will have final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Assertio may develop Oxaydo for other countries and in additional strengths, in its discretion.

Assertio paid us a $5.0 million license fee upon signing of the Assertio Agreement and on October 9, 2015, paid us a $2.5 million milestone in connection with the first commercial sale of Oxaydo. We will be entitled to a one-time $12.5 million sales-based milestone payment when worldwide Oxaydo net sales reach $150 million in a calendar year. We are entitled to receive from Assertio a stepped royalty at percentage rates ranging from mid-single digits to double-digits based on Oxaydo net sales during each calendar year (excluding net sales resulting from our co-promotion efforts). In any calendar year of the agreement in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Assertio’s royalty payment obligations commenced on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to Oxaydo). Royalties will be reduced upon the entry of generic equivalents, as well as for payments required to be made by Assertio to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

The Assertio Agreement expires upon the expiration of Assertio’s royalty payment obligations in all countries. Either party may terminate the Assertio Agreement in its entirety if the other party breaches a payment obligation, or otherwise materially breaches the Assertio Agreement, subject to applicable cure periods, or in the event the other party makes an assignment for the benefit of creditors, files a petition in bankruptcy or otherwise seeks relief under applicable bankruptcy laws. We also may terminate the Assertio Agreement with respect to the U.S. and other countries if Assertio materially breaches its commercialization obligations. Assertio may terminate the Assertio Agreement for convenience on 120 days prior written notice, which termination may not occur prior to the second anniversary of Assertio’s launch of Oxaydo. Termination does not affect a party’s rights accrued prior thereto, but there are no stated payments in connection with termination other than payments of obligations previously accrued. For all terminations (but not expiration), the Assertio Agreement provides for the transition of development and marketing of Oxaydo from Assertio to us, including the conveyance by Assertio to us of the trademarks and all regulatory filings and approvals relating to Oxaydo, and for Assertio’s supply of Oxaydo for a transition period.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at either June 30, 2020 or December 31, 2019.

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

Sales-based Milestones and Royalty Revenues

The commercial sales-based milestones and sales royalties earned under the license and collaboration for Oxaydo and sales royalties earned under the license for the Nexafed products, are recorded in the period of the related sales by Assertio and MainPointe. Payments of sales-based milestones are generally due within 30 days after the end of a calendar year. Payments of royalties are generally due within 45 days after the end of a calendar quarter.

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

Product Sales, net of allowance

Nexafed was launched in mid-December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. Prior to entering into the MainPointe Agreement in March 2017, we sold our Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Our Nexafed products were sold subject to the right of return usually for a period of up to twelve months after the product expiration. During the second quarter 2020, we reviewed our product sales return allowance liability and recorded a $223 thousand favorable amount to product sales as we believe sufficient time has passed where the Nexafed product is no longer subject to right of return and we estimate no additional product will be returned. At June 30, 2020, our sales return allowance liability is $0 thousand.

Disaggregation of Total Revenues

The Company has two license agreements for currently marketed products containing its technologies; the Oxaydo product containing the Aversion Technology has been licensed to Assertio and the Nexafed products containing the Impede Technology which have been licensed to MainPointe. The Company has a third license agreement having a product under development, LTX-03, containing its LIMITx™ technology to AD Pharma. We have recorded $1.05 million and $2.1 million of license fees for LTX-03 during the three and six month periods ended June 30, 2020, respectively.

On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura. All of the Company’s royalty revenues are earned from these two license agreements by the licensee’s sale of products in the United States.

Royalty revenues by licensee are summarized below:

	Three months Ended June 30,		Six months Ended June 30,
	2020	2019	2020	2019
Assertio (Oxaydo)	$31	$43	$61	$98
MainPointe (Nexafed)	3	3	6	15
Royalty revenues	$34	$46	$67	$113

Contract Balance and Performance Obligations

The Company had no contract assets and contract liability balances under the license and collaboration agreements at either June 30, 2020 or 2019. Contract assets may be reported in future periods under prepaid expenses or other current assets on the consolidated balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the consolidated balance sheet.

NOTE 5 – RESEARCH AND DEVELOPMENT

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities. Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and share-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the consolidated financial statements as prepaid expenses. We review and charge to expense accrued CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Our accrued CRO costs are subject to revisions as such studies progress towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We did not have prepaid CRO costs or prepaid clinical trial study expenses at June 30, 2020 and 2019.

In connection with our development and scale-up of LTX-03 under the AD Pharma Agreement (See Note 3) we have entered into unbilled obligations under non-cancelable arrangements at June 30, 2020 aggregating $467 thousand.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	June 30,	December 31,
	2020	2019
	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	597	597
Computer hardware and software	106	106
Machinery and equipment	274	274
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
Total	2,509	2,509
Less: accumulated depreciation	(1,998)	(1,969)
Net property, plant and equipment	$511	$540

We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

Depreciation expense was $14 thousand and $17 thousand for each of the three month periods ended June 30, 2020 and 2019, respectively. Depreciation expense was $29 thousand and $34 thousand for each of the six month periods ended June 30, 2020 and 2019, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	June 30,	December 31,
	2020	2019
	(in thousands)
Cost sharing expenses under license agreement	$428	$363
Other fees and services	5	15
Payroll, payroll taxes and benefits	42	13
Professional services	120	151
Clinical, non-clinical and regulatory services	20	20
Property taxes	4	9
Franchise taxes	26	14
Total	$645	$585

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

On June 27, 2019 the aggregate amount of the loans made to the Company by Mr. Schutte aggregated $5.0 million. On June 28, 2019 we restructured the $5.0 million loan to borrow an additional $725 thousand from Mr. Schutte, which was received on July 2, 2019, bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, granted principal and interest conversion rights into shares of our common stock at a price of $0.16 per share, issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share, and granted a security interest in all of the Company’s assets, which includes our intellectual property. The principal amount of the loan is convertible into 37.5 million shares of our common stock. The loan restructuring was accounted for as debt extinguishment. We obtained a valuation of fair value on the modified loan and warrant and the method of accounting for the loan changes resulted in a $2.6 million loss on debt extinguishment. Of the loss on debt extinguishment, $1.145 million was allocated to the warrant, $1.382 million was related to the premium on the convertible loan, and $73 thousand was assignable to write-off of the original loan’s remaining unamortized debt discount. The $6.0 million promissory note, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019. The accrued interest balance at June 30, 2020 and December 31, 2019 was $454 thousand and $229 thousand, respectively.

The events of default under the $6.0 million note are limited to bankruptcy defaults, failure to pay interest and principal when due on July 1, 2023 or upon failure to meet certain timelines in the AD Pharma Agreement as defined in the loan agreement. The $6.0 million note may be prepaid at any time in whole or in part but only with the consent of the noteholder.

Included in the AD Pharma Agreement is the requirement that the NDA for LTX-03 be accepted by the FDA by November 30, 2020, or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date will be an event of default under their $6.0 million note to Acura. The NDA acceptance date of November 30, 2020 was predicated upon a timeline prepared at June 28, 2019 which included the purchase and installation of auxiliary production manufacturing equipment. At this time, all auxiliary manufacturing equipment needed for production has been received and installed but recent COVID-19 risk mitigation strategies implemented at the New Jersey based contract manufacturer did delay the installation of the equipment for several weeks. Acura currently expects the submission and FDA acceptance of a new drug application (“NDA”) for LTX-03 to occur in the second quarter of 2021, unless additional development delays are experienced. At March 31, 2020 we reclassified the $6.0 million note as a current liability. The Parties are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 which would allow for these unforeseen delays. AD Pharma has deferred the remittance of the required monthly license payments for May, June, July and August, 2020 pending the completion of these negotiations.

Our interest expense for the three and six month months ended June 30, 2020 and 2019 consisted of the following:

	Three months Ended June 30,		Six months Ended June 30,
Interest expense:	2020	2019	2020	2019
Related party term loans	$113	$88	$225	$168
Debt discount	-	34	-	66
Financed insurance premiums	-	1	-	3
Total interest expense	$113	$123	$225	$237
Less: imputed interest income on related party loan	-	(4)	-	(13)
Total interest expense, net	$113	$119	$225	$224

Paycheck Protection Program

On April 13, 2020, the Company received a loan (the “Loan”) from JP Morgan Chase Bank in the aggregate amount of $269 thousand, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, in the form of a promissory note, matures on April 8, 2022. Under the terms of the Paycheck Protection Program (“PPP”), certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. No assurance is provided that forgiveness for any portion of the Loan will be obtained. To the extent that all or part of the Loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual rate of 1.0% beginning on the date of disbursement.

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

MainPointe Pharmaceuticals LLC

Investor is a principal of MainPointe Pharmaceuticals LLC, a Kentucky limited liability company (“MainPointe”). In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million plus approximately $309 thousand for transferred inventory and equipment. The Company is receiving a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported royalty revenue for the six months ended 2020 and 2019 is $6 thousand and $15 thousand, respectively, of royalty revenue from MainPointe (See Note 3). On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura.

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

AD Pharma may terminate the AD Pharma Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by November 30, 2020, AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. The NDA acceptance date of November 30, 2020 was predicated upon a timeline prepared at June 28, 2019 which included the purchase and installation of auxiliary production manufacturing equipment. At this time, all auxiliary manufacturing equipment needed for production has been received and installed but recent COVID-19 risk mitigation strategies implemented at the New Jersey based contract manufacturer did delay the installation of the equipment for several weeks. Acura currently expects the submission and FDA acceptance of a new drug application (“NDA”) for LTX-03 to occur in the second quarter of 2021, unless additional development delays are experienced. The Parties are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 which would allow for these unforeseen delays. AD Pharma has deferred the remittance of the required monthly license payments for May, June, July and August, 2020 pending the completion of these negotiations.

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

NOTE 10 – COMMON STOCK PURCHASE WARRANTS

Our warrant activity during the six month periods ended June 30, 2020 and 2019 is shown below (in thousands except price data):

	December 31,
	2020		2019
	Number	WAvg Exercise Price	Number	WAvg Exercise Price
Outstanding, Jan. 1	11,842	$0.10	1,842	$0.59
Issued	-	-	10,000	0.01
Exercised	-	-	-	-
Expired	-	-	-	-
Modification	-	-	-	-
Outstanding, Jun. 30	11,842	$0.10	11,842	$0.10

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

Our total share-based compensation expense recognized in the Company’s results of operations from non-cash and cash-portioned instruments issued to our employees and directors comprised the following (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Research and development costs:
Stock options	$-	$2	$-	$4
Restricted stock units	-	4	-	8
Subtotal	$-	$6	$-	$12

General and administrative costs:
Stock options	$-	$4	$-	$6
Restricted stock units	18	23	33	50
Subtotal	18	27	33	56

Total	$18	$33	$33	$68

Stock Option Plans

We maintain various stock option plans. A summary of our stock option plans as of June 30, 2020 and 2019 and for the six months then ended consisted of the following (in thousands except exercise price):

	Six Months ended June 30,
	2020		2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, Jan. 1	1,356	$4.45	1,560	$7.38
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(12)	27.35	(170)	30.83
Outstanding, Jun. 30	1,344	$4.24	1,390	$4.44
Exercisable, Jun. 30	1,344	$4.24	1,158	$5.30

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

The intrinsic value contained in the stock option awards which are vested and outstanding at June 30, 2020 was $44 thousand.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors, a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan”) and a 2014 Restricted Stock Unit Award Plan (the “2014 RSU Plan”). Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. Our non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The portion of the RSU awards subject to cash settlement are recorded as a liability in the Company’s consolidated balance sheet as they vest and being marked-to-market each reporting period until they are distributed. The liability was $15 thousand and $29 thousand at June 30, 2020 and December 31, 2019, respectively.

The compensation cost to be incurred on a granted RSU without a cash settlement option is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense and recorded to additional paid-in capital over the vesting period of the RSU award.

A summary of the grants under the RSU Plans as of June 30, 2020 and 2019, and for the six months then ended consisted of the following (in thousands):

	Six Months Ended June 30,
	2020		2019
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	1,017	1,017	951	459
Granted	219	-	333	-
Distributed	(397)	(397)	(267)	(267)
Vested	-	110	-	166
Forfeited	-	-	-	-
Outstanding, Jun. 30	839	730	1,017	358

2017 Restricted Stock Unit Award Plan

Our 2017 RSU Plan was approved by shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. As of June 30, 2020, no shares remain available for award under the 2017 RSU Plan.

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

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $167.8 million gross Federal NOLs at June 30, 2020 (of which approximately $160.2 million was generated prior to January 1, 2018). Because we believe the ability for us to use these NOLs generated prior to January 1, 2018 to offset any future taxable income is severely limited as prescribed under Internal Revenue Code (“IRC”) Section 382, we had estimated and recorded an amount for the likely limitation to our deferred tax asset in the fourth quarter of 2017, thereby reducing the aggregate estimated benefit of the Federal NOLs available to us of approximately $1.0 million at December 31, 2017. We believe the gross Federal NOL benefit we generated prior to January 1, 2018 to offset taxable income is less than $150 thousand annually. As prescribed under Internal Revenue Code, any unused Federal NOL benefit from the annual limitation can be accumulated and carried forward to the subsequent year and will expire if not used in accordance with the NOL carried forward term of 20 years or 2037, if generated before 2018 and Federal NOLs generated after 2017 can be carried forward indefinitely. Future common stock transactions, such as the exercise of common stock purchase warrants or the conversion of debt into common stock, may cause another qualifying event under IRC 382 which may further limit our utilization of our NOLs.

The realization of deferred income tax assets is dependent upon future earnings, if any, and the timing and amount of which may be uncertain. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both June 30, 2020 and December 31, 2019, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 13 – NET  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to both the vested Restricted Stock Units (“RSUs”) which settle in shares (See Note 11) and the common stock warrant exercisable for 10.0 million shares having an exercise price of $0.01 per share (See Note 10). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, RSUs and stock warrants, assuming complete vesting and the exercise of all in-the-money stock options, RSUs and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. In any reporting period the Company had a net loss, including the effects of the common stock equivalents in the diluted EPS calculations for these periods would have been antidilutive. The weighted-average common share outstanding diluted computation is not impacted during any period where the exercise price of a stock option, RSU, common stock warrant or convertible loan is greater than the average market closing price of our common stock during such period.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in thousands except per share data):

	Three months Ended June 30,		Six months Ended June 30,
	2020	2019	2020	2019
Earnings (loss) per share – basic
Numerator: net income (loss)	$308	$(3,341)	$(287)	$(4,129)
Denominator (weighted):
Common shares	21,650	21,300	21,650	21,300
RSUs - vested	654	242	637	218
Common stock purchase warrants	10,000	330	10,000	166
Basic weighted average shares outstanding	32,304	21,872	32,287	21,684
Earnings (loss) per share – basic	$0.01	$(0.15)	$(0.01)	$(0.19)

Earnings (loss) per share – diluted
Numerator: net income (loss)	$308	$(3,341)	$(287)	$(4,129)
Denominator (weighted):
Common shares	21,650	21,300	21,650	21,300
RSUs	717	242	637	218
Stock options	115	-	-	-
Common stock purchase warrants	10,000	330	10,000	166
Diluted weighted average shares outstanding	32,482	21,872	32,287	21,684
Earnings (loss) per share – diluted	$0.01	$(0.15)	$(0.01)	$(0.19)

Excluded securities (non-weighted):
Common shares issuable:
RSUs	153	659	153	659
Stock options	1,121	1,390	1,344	1,390
Common stock purchase warrants	1,842	1,842	1,842	1,842
Convertible loan	37,500	37,500	37,500	37,500
Total excluded potentially dilutive shares	40,616	41,391	40,839	41,391

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included elsewhere in this Report. Historical operating results are not necessarily indicative of results in future periods.

Forward-Looking Statements

Certain statements in this “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “indicate,” “intend,” “look forward to,” “may,” “plan,” “potential,” “predict,” “project,” “seek”, “should,” “suggest,” “target,” “will,” “would” and similar expressions that convey the uncertainty of future events or outcomes are used to identify forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	our ability to obtain funding for our continuing operations, including the development of our products utilizing our LIMITx™ and Impede® technologies;

•	the expected results of clinical studies relating to LTX-03, a LIMITx hydrocodone bitartrate and acetaminophen combination product, or any successor product candidate, the date by which such studies will be complete and the results will be available and whether LTX-03 will ultimately receive FDA approval;

•	our business could be adversely affected by health epidemics in regions where third parties for which we rely, as in CROs or CMOs, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely;

•	whether LIMITx will retard the release of opioid active ingredients as dose levels increase;

•	whether the extent to which products formulated with the LIMITx Technology deter abuse or overdose will be determined sufficient by the FDA to support approval or labelling describing safety and/or abuse deterrent features;

•	whether our LIMITx Technology can be expanded into extended-release formulations;

•	our and our licensee’s ability to successfully launch and commercialize our products and technologies, including Oxaydo® Tablets and our Nexafed® products;

•	the pricing and price discounting that may be offered by Assertio Holdings Inc for Oxaydo;

•	the results and timing of our development of our LIMITx Technology, including, but not limited to, the submission of a New Drug Application;

•	our or our licensees’ ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;

•	the market acceptance of, timing of commercial launch and competitive environment for any of our products;

•	expectations regarding potential market share for our products;

•	our ability to develop and enter into additional license agreements for our product candidates using our technologies;

•	our exposure to product liability and other lawsuits in connection with the commercialization of our products;

•	the increasing cost of insurance and the availability of product liability insurance coverage;

•	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;

•	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;

•	whether the FDA will agree with or accept the results of our studies for our product candidates;

•	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet over-the-counter (“OTC”) Monograph standards, as applicable;

•	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;

•	changes in regulatory requirements;

•	adverse safety findings relating to our commercialized products or product candidates in development;

•	whether the FDA will agree with our analysis of our clinical and laboratory studies;

•	whether further studies of our product candidates will be required to support FDA approval;

•	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and whether we will be able to promote the features of our technologies; and

•	whether Oxaydo or our Aversion, Impede and LIMITx products will ultimately deter abuse in commercial settings and whether our Nexafed products and Impede Technology product candidates will disrupt the processing of pseudoephedrine into methamphetamine.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to known and unknown risks and uncertainties. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the control of Acura. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report of Form 10-K for the fiscal year ended December 31, 2019. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward-looking statement.

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

In January 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (now known as Assertio Holdings Inc and formerly known as Zyla Life Sciences), or collectively Assertio, entered into a Collaboration and License Agreement (the “Assertio Agreement”) pursuant to which we exclusively licensed to Assertio worldwide rights to manufacture and commercialize our Aversion Technology product Oxaydo. Oxaydo is currently approved by the U. S. Food and Drug Administration, or FDA, for marketing in the United States in 5mg and 7.5mg strengths. Assertio launched Oxaydo in the United States late in the third quarter of 2015. We are not actively developing product candidates utilizing our Aversion Technology.

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

Because our products use known active ingredients in approved dosage strengths, the safety and efficacy of the active ingredient(s) will need to be established by a series of pharmacokinetic studies demonstrating: (a) bioequivalence to an approved reference drug, (b) food effect of our formulations, (c) dose proportionality of our formulation, and (d) other external impacts to our unique formulations. A product candidate that does not achieve satisfactory pharmacokinetic results may require a phase III clinical efficacy study.

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
Immediate-release hydrocodone bitartrate with acetaminophen (LTX-03)

Initial buffer dose ranging study completed October 2017

Follow on dose ranging study completed in January 2018

Manufacturing scale-up initiated. Formulation and manufacturing process optimized for commercial scale. Ancillary manufacturing equipment installed and initial commercial scale manufacture in testing.

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

We intend to advance LTX-03 to clinical development for a New Drug Application (NDA). We submitted an Investigational New Drug Application, or IND with respect to LTX-03, to the FDA in the first quarter of 2018, which became effective in April 2018. We have completed a manufacturing formulation and manufacturing process optimization study for LTX-03. We are currently conducting the scale-up of the commercial manufacturing process as to-be-marketed formulations are required for all NDA development work. Ancillary manufacturing equipment has been installed and initial commercial scale manufacture is in testing. Successful scale-up will result in supplies of LTX-03 tablets for use in human clinical studies and start our formal drug stability program for which we need a minimum of six months of data for a New Drug Application. Among other things, we believe we will also have to demonstrate a scientific link between Cmax reductions and a reduction in the risk of respiratory depression.

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

AD Pharma may terminate the Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by November 30, 2020, AD Pharma has the option to terminate the Agreement and take ownership of the LIMITx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. The NDA acceptance date of November 30, 2020 was predicated upon a timeline prepared at June 28, 2019 which included the purchase and installation of auxiliary production manufacturing equipment. All auxiliary manufacturing equipment needed for production has been received and installed but recent COVID-19 risk mitigation strategies implemented at the New Jersey based contract manufacturer did delay the installation of the equipment for several weeks. The ancillary manufacturing equipment has been installed and initial commercial scale manufacture is in testing. Acura currently expects the submission and FDA acceptance of a new drug application (“NDA”) for LTX-03 to occur in the second quarter of 2021, unless additional development delays are experienced. The Parties are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 which would allow for these unforeseen delays. AD Pharma has deferred the remittance of the required monthly license payments for May, June, July and August, 2020 pending the completion of these negotiations.

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

Oxaydo Tablets

Oxaydo (oxycodone HCI tablets) is a Schedule II narcotic indicated for the management of acute and chronic moderate to severe pain where the use of an opioid analgesic is appropriate. On January 7, 2015, we entered into a Collaboration and License Agreement with Assertio pursuant to which we exclusively licensed to Assertio worldwide rights to manufacture and commercialize Oxaydo. Oxaydo is approved in 5mg and 7.5mg strengths. Assertio commenced shipping Oxaydo in the United States in October 2015.

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

Although we believe these abuse deterrent characteristics differentiate Oxaydo from immediate-release oxycodone products currently on the market, consistent with FDA guidance which requires epidemiology studies to support a claim of abuse deterrence, the clinical significance of the difference in drug liking and difference in response to taking the drug again in this study has not been established. There is no evidence that Oxaydo has a reduced abuse liability compared to immediate release oxycodone. We and Assertio have a post-approval commitment with the FDA to perform an epidemiology study to assess the actual impact on abuse of Oxaydo tablets.

Further, the Oxaydo product label guides patients not to crush and dissolve the tablets or pre-soak, lick or otherwise wet the tablets prior to administration. Similarly, caregivers are advised not to crush and dissolve the tablets or otherwise use Oxaydo for administration via nasogastric, gastric or other feeding tubes as it may cause an obstruction.

Assertio Agreement Covering Oxaydo

On January 7, 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation, (now known as Assertio Holdings Inc and formerly known as Zyla Life Sciences), entered into a Collaboration and License Agreement, or the Assertio Agreement, to commercialize Oxaydo tablets containing our Aversion® Technology. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Assertio Agreement, we transferred the approved NDA for Oxaydo to Assertio and Assertio is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide, or the Territory, in all strengths, subject to our right to co-promote Oxaydo in the United States.

In accordance with the Assertio Agreement, we and Assertio formed a joint steering committee to oversee commercialization strategies and the development of product line extensions. Assertio pays a significant portion of the expenses relating to (i) annual NDA PDUFA program fees, (ii) expenses of the FDA required post-marketing study for Oxaydo and (iii) expenses of clinical studies for product line extensions (additional strengths) of Oxaydo for the United States and pays all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Assertio is responsible for all manufacturing and commercialization activities in the Territory for Oxaydo. Subject to certain exceptions, Assertio has final decision making authority with respect to all development and commercialization activities for Oxaydo, including pricing, subject to our co-promotion right. Assertio may develop Oxaydo for other countries and in additional strengths, in its discretion.

Assertio paid us an upfront payment of $5.0 million upon signing of the Assertio Agreement and a $2.5 million milestone in October 2015 in connection with the launch of Oxaydo. In addition, we will be entitled to a one-time $12.5 million milestone payment when worldwide Oxaydo net sales reach $150.0 million in a calendar year. In addition, we are entitled to receive from Assertio a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year (excluding net sales resulting from our co-promotion efforts). In any calendar year in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). If we exercise our co-promotion rights, we will receive a share of the gross margin attributable to incremental Oxaydo net sales from our co-promotion activities. Assertio’s royalty payment obligations commenced on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to the Product). Royalties will be reduced upon the entry of generic equivalents, as well as for payments required to be made by Assertio to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

The Assertio Agreement expires upon the expiration of Assertio’s royalty payment obligations in all countries. Either party may terminate the Assertio Agreement in its entirety if the other party breaches a payment obligation, or otherwise materially breaches the Assertio Agreement, subject to applicable cure periods, or in the event the other party makes an assignment for the benefit of creditors, files a petition in bankruptcy or otherwise seeks relief under applicable bankruptcy laws. We also may terminate the Assertio Agreement with respect to the U.S. and other countries if Assertio materially breaches its commercialization obligations. Assertio may terminate the Assertio Agreement for convenience on 120 days prior written notice, which termination may not occur prior to the second anniversary of Assertio’s launch of Oxaydo. Termination does not affect a party’s rights accrued prior thereto, but there are no stated payments in connection with termination other than payments of obligations previously accrued. For all terminations (but not expiration), the Assertio Agreement provides for the transition of development and marketing of Oxaydo from Assertio to us, including the conveyance by Assertio to us of the trademarks and all regulatory filings and approvals relating to Oxaydo, and for Assertio’s supply of Oxaydo for a transition period.

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

Upon execution of the KemPharm Agreement, KemPharm paid us an upfront payment of $3.5 million. If KemPharm exercises its option to use our Aversion Technology with more than the 2 prodrugs licensed, then KemPharm will pay us up to $1.0 million for each additional prodrug license. In addition, we will receive from KemPharm a low single digit royalty on commercial sales by KemPharm of products developed using our Aversion Technology under the KemPharm Agreement. KemPharm’s royalty payment obligations commence on the first commercial sale of a product using our Aversion Technology and expire, on a country-by-country basis, upon the expiration of the last to expire patent claim of the Aversion Technology covering a product in such country, at which time the license for the particular product and country becomes fully paid and royalty free. As of June 30, 2020 we are unaware of KemPharm’s use of our Aversion technology under the KemPharm Agreement.

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

Product Labeling for Products Using Our Technologies

We or our licensee may seek to include descriptions of studies that characterize the safety features of our technologies in the label for our products in development. Assertio has committed to undertake FDA required epidemiological studies to assess the actual consequences of abuse of Oxaydo in the market for which we share a minority portion of appropriate fees and expenses. The extent to which a description of the results of epidemiological or other studies will be added to or included in the FDA approved product label for our products in development will be the subject of our discussions with the FDA as part of the NDA review process. Further, because the FDA closely regulates promotional materials, even if FDA initially approves labeling that includes a description of the properties of the product, the FDA’s Office of Prescription Drug Promotion, or OPDP, will continue to review the acceptability of promotional labeling claims and product advertising campaigns for our marketed products.

In April 2015, the FDA published guidance for industry on the evaluation and labeling of abuse-deterrent opioids and in June 2019, FDA issued a draft for public comment guidance on a Benefit-Risk Assessment Framework for Opioid Analgesic Drugs which may be beneficial to use in the development and labeling of our product candidates.

Patents and Patent Applications

We have the following issued patents covering, among other things, our LIMITx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033
9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033
9,662,393 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	May 2017	Nov. 2033
10,441,657 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Sept. 2019	Nov. 2033
2,892,908 (CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
5,922,851 (JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
ZL201380062421.0 (CHN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2018	Nov. 2033
2,925,304 (EUR)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Sept. 2018	Nov. 2033
2015124694 (RUS)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Nov. 2018	Nov. 2033
2013352162 (AUS)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Dec. 2018	Nov. 2033
366159 (MEX)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2019	Nov. 2033
238713 (ISR)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2019	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	Jul. 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023
9,492,443 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Nov. 2016	Nov. 2023

We have the following additional issued patents relating to our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	Jul. 2014	Nov. 2023
2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027
175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
1694260 (EUR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patents covering, among other things, our Nexafed product line and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032
9,757,466 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Sept. 2017	Feb. 2032
10,004,699 (US)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Jun. 2018	Dec. 2035
10,155,044 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2018	Feb. 2032
2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sept. 2030
218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jan. 2016	Sept. 2030
2015274936 (AUS)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Sept. 2018	Jun. 2035
13102020.5 (HK)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Oct. 2016	Sept. 2030

In addition to our issued patents listed above and additional unlisted issued patents, we have filed multiple U.S. patent applications and international patent applications relating to compositions containing abusable active pharmaceutical ingredients as well as applications covering our Impede 1.0 and 2.0 Technologies and filed U.S. patent applications for our LIMITx Technology. Except for the rights granted in the Assertio Agreement, the KemPharm Agreement, the MainPointe Agreement, and the AD Pharma Agreement and in the patent infringement settlement agreements described below, we have retained all intellectual property rights to our Aversion Technology, Impede Technology, LIMITx Technology and related product candidates.

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

On May 20, 2016, we, Purdue Pharma L.P. and Assertio settled patent infringement actions initiated by Purdue against Oxaydo and an Intes Parties Review initiated by us against a Purdue patent. The parties dismissed or withdrew the actions, requested that the USPTO terminate the IPR Review and exchanged mutual releases. No payments were made by the parties under the settlement agreement. The settlement provides that Acura will not, in the future, assert certain Acura U.S. Aversion Technology patents against selected Purdue immediate and extended-release products. In addition, Purdue has certain rights to negotiate to exclusively distribute an authorized generic version of certain Assertio products, including, in some circumstances, Oxaydo® and other products using Acura’s Aversion® Technology if licensed to Assertio.

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

Company’s Present Financial Condition

As of June 30, 2020, we had cash of $1.0 million, working capital deficit of $5.6 million and an accumulated deficit of $388.3 million. We had a loss from operations of $62 thousand and a net loss of $287 thousand for the six months ended June 30, 2020, and had a loss from operations of $725 thousand and a net loss of $3.8 million for the year ended December 31, 2019. We have suffered recurring losses and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future. As of August 13, 2020 our cash balance was approximately $0.6 million.

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

Also included in the AD Pharma Agreement is the requirement that the NDA for LTX-03 be accepted by the FDA by November 30, 2020, or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date will be an event of default under their $6.0 million note to Acura. The NDA acceptance date of November 30, 2020 was predicated upon a timeline prepared at June 28, 2019 which included the purchase and installation of auxiliary production manufacturing equipment. At this time, all auxiliary manufacturing equipment needed for production has been received and installed but recent COVID-19 risk mitigation strategies implemented at the New Jersey based contract manufacturer did delay the installation of the equipment for several weeks. Acura currently expects the submission and FDA acceptance of a new drug application (“NDA”) for LTX-03 to occur in the second quarter of 2021, unless additional development delays are experienced. We therefore reclassified the $6.0 million note from noncurrent to current liability at March 31, 2020. The Parties are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 which would allow for these unforeseen delays. AD Pharma has deferred the remittance of the required monthly license payments for May, June, July and August, 2020 pending the completion of these negotiations.

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

Our future sources of revenue, if any, will be derived from licensing fees, milestone payments and royalties under the AD Pharma Agreement, the Assertio Agreement, the KemPharm Agreement, the MainPointe Agreement and similar agreements which we may enter into for our LIMITx products in development with other pharmaceutical company partners, for which there can be no assurance.

The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to the development and commercialization of our product candidates.

Six months Ended June 30, 2020 Compared to Six months Ended June 30, 2019

	June 30
	2020	2019	Increase (decrease)
Revenues:	$000’s			Percent
Royalties	$67	$113	$(46)	(41)%
Collaboration	52	-	52	-
License fees	2,100	-	2,100	-
Product sales, net	223	-	223	-
Total revenues	2,442	113	2,329	2,061

Expenses:
Research and development	832	575	257	45
General and administrative	1,672	843	829	98
Total operating expenses	2,504	1,418	1,086	77
Operating loss	(62)	(1,305)	(1,243)	(95)

Loss on debt extinguishment	-	(2,600)	(2,600)	(100)
Interest expense – related party	(225)	(224)	1	-
Loss before income taxes	(287)	(4,129)	(3,842)	(93)
Provision for income taxes	-	-	-	-
Net loss	$(287)	$(4,129)	$(3,842)	(93)%

License Fees

Under our license and development agreement with Abuse Deterrent Pharma, LLC (“AD Pharma”) for LTX-03, we recognized license fees $2.1 million during the six months ended June 30, 2020.

Collaboration Revenue

Collaboration revenue is derived from research and development services we perform under the license and development agreement with AD Pharma for LTX-03. We recognized $52 thousand of collaboration revenue during the six months ended June 30, 2020. We did not provide research and development services during the six months ended June 30, 2019.

Royalty Revenue

In connection with our license agreement with Assertio for Oxaydo Tablets, we earn a royalty based on product net sales. We recognized $61 thousand and $98 thousand of royalty revenue during the six months ended June 30, 2020 and 2019, respectively.

In connection with our license agreement with MainPointe for our Nexafed product line, we earn a royalty based on product net sales. We recognized $6 thousand and $15 thousand of royalty revenue during the six months ended June 30, 2020 and 2019, respectively.

Product Sales, net

Nexafed was launched in mid-December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. In March 2017, we and MainPointe entered into the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede Technology to commercialize both of our Nexafed and Nexafed Sinus Pressure + Pain product (“Nexafed products”) in the U.S. and Canada. Prior to entering into the MainPointe Agreement, we sold the Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. The Nexafed products were previously sold by us subject to the right of return usually for a period of up to twelve months after the product expiration. During the second quarter 2020, we reviewed our product sales return allowance liability and recorded a $223 thousand favorable amount to product sales as we believe sufficient time has passed where the Nexafed product sold by us is no longer subject to right of return and we estimate no additional product will be returned. At June 30, 2020, our sales return allowance liability is $0 thousand.

Operating Expenses

Research and Development

Research and development expense is primarily associated with our Limitx Technology LTX-03 development activity under the AD Pharma agreement. Included in June 30, 2019 reported six month expenses are share-based compensation expenses of approximately $12 thousand. Excluding the share-based compensation expense, our research and development expenses increased by approximately $269 thousand between reporting periods.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in the 2020 and 2019 six month expenses are share-based compensation expenses of approximately $33 thousand and $56 thousand, respectively. Excluding this share-based compensation expense, our general and administrative expenses increased approximately $852 thousand between reporting periods, primarily due to the $668 thousand impairment expense on the intangible asset we recorded during the first quarter 2020.

Non-Operating Expense

Interest Expense

During the six months ended June 30, 2020 and 2019, we incurred interest expense of $225 thousand and $224 thousand, respectively on our term loans.

Income Taxes

Our results for the six months ended June 30, 2020 and 2019 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Three months Ended June 30, 2020 Compared to Three months Ended June 30, 2019

	June 30
	2020	2019	Increase (decrease)
Revenues:	$000’s			Percent
Royalties	$34	$46	$(12)	(26)%
Collaboration	44	-	44	-
License fees	1,050	-	1,050	-
Product sales, net	223	-	223	-
Total revenues	1,351	46	1,305	2,837

Expenses:
Research and development	445	262	183	70
General and administrative	485	406	79	20
Total operating expenses	930	668	262	39
Operating income (loss)	421	(622)	(1,043)	(168)

Loss on debt extinguishment	-	(2,600)	(2,600)	(100)
Interest expense – related party	(113)	(119)	(6)	(5)
Income (loss) before income taxes	308	(3,341)	(3,649)	(109)
Provision for income taxes	-	-	-	-
Net income (loss)	$308	$(3,341)	$(3,649)	(109)%

License Fees

Under our license and development agreement with Abuse Deterrent Pharma, LLC (“AD Pharma”) for LTX-03, we received license fees $1.05 million during the three months ended June 30, 2020.

Collaboration Revenue

Collaboration revenue is derived from research and development services we perform under the license and development agreement with AD Pharma for LTX-03. We recognized $44 thousand of collaboration revenue during the three months ended June 30, 2020. We did not provide research and development services during the three months ended June 30, 2019.

Royalty Revenue

In connection with our license agreement with Assertio for Oxaydo Tablets, we earn a royalty based on product net sales. We recognized $31 thousand and $43 thousand of royalty revenue during the three months ended June 30, 2020 and 2019, respectively.

In connection with our license agreement with MainPointe for our Nexafed product line, we earn a royalty based on product net sales. We recognized $3 thousand of royalty revenue during each of the three months ended June 30, 2020 and 2019.

Product Sales, net

Nexafed was launched in mid-December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. In March 2017, we and MainPointe entered into the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede Technology to commercialize both of our Nexafed and Nexafed Sinus Pressure + Pain product (“Nexafed products”) in the U.S. and Canada. Prior to entering into the MainPointe Agreement, we sold the Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. The Nexafed products were previously sold by us subject to the right of return usually for a period of up to twelve months after the product expiration. During the second quarter 2020, we reviewed our product sales return allowance liability and recorded a $223 thousand favorable amount to product sales as we believe sufficient time has passed where the Nexafed product sold by us is no longer subject to right of return and we estimate no additional product will be returned. At June 30, 2020, our sales return allowance liability is $0 thousand.

Operating Expenses

Research and Development

Research and development expense is primarily associated with our Limitx Technology LTX-03 development activity under the AD Pharma agreement. Included in June 30, 2019 reported quarterly expenses are share-based compensation expenses of approximately $6 thousand. Excluding the share-based compensation expense, our research and development expenses increased by approximately $189 thousand between reporting periods.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in the 2020 and 2019 quarterly results are share-based compensation expenses of approximately $18 thousand and $27 thousand, respectively. Excluding this share-based compensation expense, our general and administrative expenses increased approximately $88 thousand between reporting periods.

Non-Operating Expense

Interest Expense

During the three months ended June 30, 2020 and 2019, we incurred interest expense of $113 thousand and $119 thousand, respectively on our term loans.

Income Taxes

Our results for the three months ended June 30, 2020 and 2019 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Liquidity and Capital Resources

At June 30, 2020 we had cash of $1.0 million and at December 31, 2019 we had cash of $0.9 million. At August 13, 2020 our cash balance was approximately $0.6 million. Additionally, the License, Development and Commercialization Agreement dated June 28, 2019 (the “Agreement”) requires AD Pharma to pay us monthly license payments of $350 thousand from July 2019 through November 2020 and pay all outside development costs for LTX-03.

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

Also included in the AD Pharma Agreement is the requirement that the NDA for LTX-03 be accepted by the FDA by November 30, 2020, or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date will be an event of default under their $6.0 million note to Acura. The NDA acceptance date of November 30, 2020 was predicated upon a timeline prepared at June 28, 2019 which included the purchase and installation of auxiliary production manufacturing equipment. At this time, all auxiliary manufacturing equipment needed for production has been received and installed but recent COVID-19 risk mitigation strategies implemented at the New Jersey based contract manufacturer did delay the installation of the equipment for several weeks. Acura currently expects the submission and FDA acceptance of a new drug application (“NDA”) for LTX-03 to occur in the second quarter of 2021, unless additional development delays are experienced. The Parties are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 which would allow for these unforeseen delays. AD Pharma has deferred the remittance of the required monthly license payments for May, June, July and August, 2020 pending the completion of these negotiations.

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

Our future sources of revenue, if any, will be derived from licensing fees, milestone payments and royalties under the AD Pharma Agreement, the Assertio Agreement, the KemPharm Agreement, the MainPointe Agreement and similar agreements which we may enter into for our Limitx products in development with other pharmaceutical company partners, for which there can be no assurance.

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

(b)    Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations to date have consumed substantial amounts of cash. We have incurred negative cash flows from our operations over the last several years and we expect it may continue over the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies of our LIMITx product candidates and the cost, timing and outcomes of regulatory approval for our LIMITx product candidates. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time. As of August 13, 2020 our cash balance was approximately $0.6 million. Additionally, the Agreement with AD Pharma calls for monthly license payments of $350,000 from July 2019 through November 2020 and as well as their payment of all outside development costs for LTX-03. We are in negotiations to amend the AD Pharma Agreement to extend the date of the FDA acceptance of the NDA for LTX-03 beyond November 2020. AD Pharma has deferred the remittance of the required monthly license payments for May, June, July and August, 2020 pending the completion of these negotiations. To fund further operations, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies.

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

August 14, 2020	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer