Form 10-Q
period 2020-09-30
ACURA PHARMACEUTICALS, INC
filed 2020-11-16
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ACUR	OTCQB Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $0.01 par value	Common shares outstanding as of November 12, 2020: 21,650,294

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

Part 1. FINANCIAL INFORMATION

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

Item 1. Interim Consolidated Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	September 30, 2020	December 31, 2019
Assets:
Cash	$493	$862
Royalty receivable	6	82
Collaboration revenue receivable - related party	115	78
License fee receivable - related party	800	-
Prepaid expenses and other current assets	209	122
Income tax receivable	-	34
Total current assets	1,623	1,178
Income tax receivable	-	34
Property, plant and equipment, net (Note 6)	498	540
Intangible asset, net (Note 3)	78	810
Total assets	$2,199	$2,562

Liabilities:
Accounts payable	$284	$237
Accrued expenses (Note 7)	721	585
Loan under CARES Act	164	-
Other current liabilities (Note 11)	16	29
Sales returns liability (Note 4)	-	223
Total current liabilities	1,185	1,074
Convertible debt - related party (Note 8)	6,000	6,000
Accrued interest - related party (Note 8)	566	229
Loan under CARES Act	105	-
Total liabilities	$7,856	$7,303

Commitments and contingencies

Stockholders’ deficit:
Common stock - $0.01 par value per share; 100,000 shares authorized, 21,650 and 21,300 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	216	213
Additional paid-in capital	383,088	383,042
Accumulated deficit	(388,961)	(387,996)
Total stockholders’ deficit	(5,657)	(4,741)

Total liabilities and stockholders’ deficit	$2,199	$2,562

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands except per share amounts)

	Three months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Revenues:
Royalties	$14	$172	$81	$285
Collaboration- related party	96	102	148	102
License fees – related party	300	1,050	2,400	1,050
Product sales, net of allowance (Note 4)	-	-	223	-
Total revenues	410	1,324	2,852	1,437
Expenses:
Research and development	519	465	1,351	1,040
General and administrative	456	548	2,128	1,391
Total expenses	975	1,013	3,479	2,431
Operating income (loss)	(565)	311	(627)	(994)
Loss on debt extinguishment	-	-	-	(2,600)
Interest expense – related party (Note 10)	(113)	(111)	(338)	(335)
Income (loss) before provision for income taxes	(678)	200	(965)	(3,929)
Provision for income taxes	-	-	-	-
Net income (loss)	$(678)	$200	$(965)	$(3,929)

Net income (loss) per share:
Basic	$(0.02)	$0.00	$(0.03)	$(0.16)
Diluted	$(0.02)	$0.00	$(0.03)	$(0.16)
Weighted average number of shares outstanding:
Basic	32,336	31,593	32,304	25,023
Diluted	32,336	31,593	32,304	25,023

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED STOCKHOLDERS' DEFICIT

(Unaudited; in thousands)

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2020	21,300	$213	$383,042	$(387,996)	$(4,741)
Net loss	-	-	-	(595)	(595)
Net distribution of common stock pursuant to restricted stock unit award plan	350	3	19	-	22
Non-cash share-based compensation	-	-	9	-	9
Balance at March 31, 2020	21,650	$216	$383,070	$(388,591)	$(5,305)
Net income	-	-	-	308	308
Non-cash share-based compensation	-	-	9	-	9
Balance at June 30, 2020	21,650	$216	$383,079	$(388,283)	$(4,988)
Net loss	-	-	-	(678)	(678)
Non-cash share-based compensation	-	-	9	-	9
Balance at September 30, 2020	21,650	$216	$383,088	$(388,961)	$(5,657)

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2019	21,034	$210	$380,395	$(384,222)	$(3,617)
Net loss	-	-	-	(788)	(788)
Non-cash share-based compensation	-	-	29	-	29
Net distribution of common stock pursuant to restricted stock unit award plan	266	3	12	-	15
Balance at March 31, 2019	21,300	$213	$380,436	$(385,010)	$(4,361)
Net loss	-	-	-	(3,341)	(3,341)
Non-cash share-based compensation	-	-	29	-	29
Debt premium from debt modification	-	-	1,382	-	1,382
Issuance of warrant	-	-	1,145	-	1,145
Balance at June 30, 2019	21,300	$213	$382,992	$(388,351)	$(5,146)
Net income	-	-	-	200	200
Non-cash share-based compensation	-	-	29	-	29
Balance at September 30, 2019	21,300	$213	$383,021	$(388,151)	$(4,917)

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(965)	$(3,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42	51
Non-cash share-based compensation	27	87
Capitalized debt discount	-	(13)
Amortization of debt discount and deferred debt issue costs	-	66
Amortization of intangible asset	64	155
Loss on debt extinguishment	-	2,600
Impairment charge on intangible asset	668	-
Loss on disposal of equipment	-	1
Changes in operating assets and liabilities:
Royalty receivable	75	(34)
License fee receivable – related party	(800)	-
Collaboration revenue receivable from related party	(37)	(10)
Prepaid expenses and other current assets	(86)	(19)
Income taxes refundable	67	67
Accounts payable	47	(275)
Accrued expenses	136	89
Sales return liability	(223)	-
Accrued interest on related party loans	338	6
Other current liabilities	8	18
Net cash used in operating activities	(639)	(1,140)
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	3	14
Statutory minimum payroll withholding taxes paid on the distribution of shares pursuant to RSU award plan	(2)	-
Proceeds from loan under CARES Act	269	-
Proceeds from related party loans	-	1,650
Net cash provided by financing activities	270	1,664
Net increase (decrease) in cash	(369)	524
Cash at beginning of period	862	91
Cash at end of end of period	$493	$615

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

SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

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

•      Our Aversion Technology has been licensed to Assertio Holdings Inc. or Assertio (formerly known as Zyla Life Sciences and previously as Egalet Corporation) for use in Oxaydo® Tablets (oxycodone HCl, CII), and is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths (See Note 3).

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

Basis of Presentation, Liquidity and Substantial Doubt in Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of September 30, 2020, we had cash of $0.5 million, working capital of $0.4 million and an accumulated deficit of $389 million. We had a loss from operations of $0.6 million and a net loss of $1.0 million for the nine months ended September 30, 2020, and had a loss from operations of $725 thousand and a net loss of $3.8 million for the year ended December 31, 2019. We have suffered recurring losses and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future.

On June 28, 2019, we entered into a License, Development and Commercialization Agreement with Abuse Deterrent Pharma, LLC (“AD Pharma”) which was amended in October 2020 (the “AD Pharma Agreement”). AD Pharma has the right to terminate the AD Pharma Agreement for “convenience on 30 days prior written notice”. Under the AD Pharma Agreement, as amended, the required monthly license payments by AD Pharma will only continue until July 2021 if AD Pharma does not exercise their right to terminate the AD Pharma Agreement. To fund further operations, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies or explore a variety of capital raising and other transactions to provide additional funding. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. Should AD Pharma exercise their right to terminate the AD Pharma Agreement, we would need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

Also included in the AD Pharma Agreement, as amended, is the requirement that the NDA for LTX-03 now be accepted by the FDA by July 31, 2021 or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date will be an event of default under their $6.0 million note to Acura.

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

For example, as further discussed throughout the notes to financial statements, our contract manufacturer did delay the installation of the auxiliary manufacturing equipment needed for LTX-03 development for several weeks due to COVID-19 risk mitigation strategies implemented in New Jersey which was needed to further our NDA application submission for LTX-03.

The ultimate impact of coronavirus is highly uncertain and subject to change. The Company does not yet know the full extent of further potential delays or impacts on its business, financing, preclinical and clinical trial activities, contract manufacturing operations or the global economy as a whole. However, these effects could have a material, adverse impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

AD Pharma Agreement covering LTX-03

On June 28, 2019 we entered into a License, Development and Commercialization Agreement which was amended on October 23, 2020 (“the AD Pharma Agreement”) with Abuse Deterrent Pharma, LLC (AD Pharma”, for the development and license of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™. Acura will receive a monthly license payment of $350 thousand by AD Pharma from inception through April 2020 at which time the monthly payments are $200 thousand thereafter until the earlier of July 31, 2021 or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03. The first license payment was received July 2, 2019. AD Pharma will pay for and reimburse Acura for all outside development costs on LTX-03. If the NDA filing for LTX-03 is not accepted by the FDA by July 31, 2021, AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the Limitx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. AD Pharma does have the right to terminate the AD Pharma Agreement anytime for “convenience on 30 days prior written notice”. AD Pharma retains commercialization rights from which Acura will receive stepped royalties on sales and potential sales related milestones. AD Pharma also has a license to the Limitx patents for LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam) which are not subject to any development agreement or responsibilities by Acura.

We had also previously granted authority to MainPointe Pharmaceuticals, LLC (MainPointe) to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength, and the Option Product exercise price of $500 thousand was waived if the exercise of the option occurred by June 28, 2024 (five years from the effective date of the AD Pharma Agreement). Effective with the October 2020 amendment to the AD Pharma Agreement, this option and right was rescinded.

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

Assertio Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer which resulted in the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the Pfizer agreement was terminated. The recoverability of the Aversion intangible asset is contingent upon future Assertio royalty revenues to us. We have recorded amortization expense of $64 thousand and $155 thousand in each of the nine month periods ending September 30, 2020 and 2019, respectively. During the first quarter 2020 a triggering event occurred with the decline in royalty cash flows from Assertio, and we performed an impairment test which indicated that the carrying value of the intangible asset was greater than the fair value. The impairment test resulted in a $668 thousand impairment charge against the intangible asset, which was determined using our estimate of discounted royalty cash flows remaining under our license agreement with Assertio, and recorded a like amount to general and administrative expense. Amortization of the patent for its remaining life is expected to approximate $6 thousand per quarter.

The Aversion intangible asset is summarized as follows (in thousands):

	September 30,	December 31,
	2020	2019
Intangible asset – Aversion	2,000	2,000
Less: accumulated amortization	(1,254)	(1,190)
Less: impairment charge	(668)	-
Net	$78	$810

In January 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation (now known as Assertio Holdings Inc. and formerly known as Zyla Life Sciences), or collectively Assertio, entered into a Collaboration and License Agreement (the “Assertio Agreement”) to commercialize Aversion Oxycodone under our tradename Oxaydo. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Assertio Agreement, we transferred the approved New Drug Application, or NDA, for Oxaydo to Assertio and Assertio is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide (the “Territory”) in all strengths, subject to our right to co-promote Oxaydo in the United States. Eaglet launched Oxaydo in the United States late in the third quarter of 2015.

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

On June 28, 2019, we granted authority to MainPointe to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength and the Option Product exercise price of $500 thousand was waived if the exercise of the option occurred by June 28, 2024 (five years from the effective date of the AD Pharma Agreement). Effective with the October 2020 amendment to the AD Pharma Agreement, this option and right was rescinded.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at either September 30, 2020 or December 31, 2019.

The Company’s existing license and collaboration agreements may contain a single performance obligation or may contain multiple performance obligations. Those which contain multiple performance obligations will require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised services underlying each performance obligation.

The Company’s existing license and collaboration agreements contain customer options for the license of additional products and territories. We determined the option’s standalone selling prices based on the option product’s potential market size in the option territory as compared to the currently licensed product and U.S. territory. Some of our existing license and collaboration agreements contain a license to the technology as well as licenses to tradenames or trademarks. The Company determined that the licenses to the tradenames or trademarks were immaterial in context of the contract. Price adjustments are accounted for as variable consideration. Provisions for variable consideration are based on current assumptions, executed contracts, and historical data and are provided for in the period the related revenues are recorded.

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

On June 28, 2019 we entered into an agreement with AD Pharma which was amended in October 2020 for the development and license of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ providing a monthly license payment of $350 thousand from AD Pharma to us for a period from inception up to April 2020 at which time the payment is $200 thousand per month through July 2021. The Company provided a price adjustment to AD Pharma in September 2020 when it was probable that the monthly license payments were being reduced from $350 thousand to $200 thousand. We have subsequently received the required monthly license payments for June thru October 2020 from AD Pharma. AD Pharma will pay directly for or reimburse Acura to the extent Acura pay’s for, all out-of-pocket development expenses.

Product Sales, net of allowance

Nexafed was launched in mid-December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. Prior to entering into the MainPointe Agreement in March 2017, we sold our Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Our Nexafed products were sold subject to the right of return usually for a period of up to twelve months after the product expiration. During the second quarter 2020, we reviewed our product sales return allowance liability and recorded a $223 thousand favorable amount to product sales as we believe sufficient time has passed where the Nexafed product is no longer subject to right of return and we estimate no additional product will be returned and therefore, we no longer maintain a sales return allowance liability.

Disaggregation of Total Revenues

The Company has two license agreements for currently marketed products containing its technologies; the Oxaydo product containing the Aversion Technology has been licensed to Assertio and the Nexafed products containing the Impede Technology which have been licensed to MainPointe. The Company has a third license agreement having a product under development, LTX-03, containing its LIMITx™ technology to AD Pharma. We have recorded $0.3 million and $2.4 million of license fees for LTX-03 during the three and nine month periods ended September 30, 2020, respectively.

On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura. All of the Company’s royalty revenues are earned from these two license agreements by the licensee’s sale of products in the United States.

Royalty revenues by licensee are summarized below:

	Three months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Assertio (Oxaydo)	$11	$171	$72	$269
MainPointe – related party (Nexafed)	3	1	9	16
Royalty revenues	$14	$172	$81	$285

Contract Balance and Performance Obligations

The Company had no contract assets and contract liability balances under the license and collaboration agreements at either September 30, 2020 or 2019. Contract assets may be reported in future periods under prepaid expenses or other current assets on the consolidated balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the consolidated balance sheet.

NOTE 5 – RESEARCH AND DEVELOPMENT

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities. Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and share-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the consolidated financial statements as prepaid expenses. We review and charge to expense accrued CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Our accrued CRO costs are subject to revisions as such studies progress towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We did not have prepaid CRO costs or prepaid clinical trial study expenses at September 30, 2020 and 2019.

In connection with our development and scale-up of LTX-03 under the AD Pharma Agreement (See Note 3) we have entered into unbilled obligations under non-cancelable arrangements at September 30, 2020 aggregating $121 thousand.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	September 30,	December 31,
	2020	2019
	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	597	597
Computer hardware and software	106	106
Machinery and equipment	274	274
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
Total	2,509	2,509
Less: accumulated depreciation	(2,011)	(1,969)
Net property, plant and equipment	$498	$540

We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

Depreciation expense was $13 thousand and $17 thousand for each of the three month periods ended September 30, 2020 and 2019, respectively. Depreciation expense was $42 thousand and $51 thousand for each of the nine month periods ended September 30, 2020 and 2019, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	September 30,	December 31,
	2020	2019
	(in thousands)
Cost sharing expenses under license agreement	$428	$363
Other fees and services	1	15
Payroll, payroll taxes and benefits	59	13
Professional services	150	151
Financed insurance policies	42	-
Clinical, non-clinical and regulatory services	23	20
Property taxes	7	9
Franchise taxes	11	14
Total	$721	$585

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

On June 27, 2019 the aggregate amount of the loans made to the Company by Mr. Schutte aggregated $5.0 million. On June 28, 2019 we restructured the $5.0 million loan to borrow an additional $725 thousand from Mr. Schutte, which was received on July 2, 2019, bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, granted principal and interest conversion rights into shares of our common stock at a price of $0.16 per share, issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share, and granted a security interest in all of the Company’s assets, which includes our intellectual property. The principal amount of the loan is convertible into 37.5 million shares of our common stock. The loan restructuring was accounted for as debt extinguishment. We obtained a valuation of fair value on the modified loan and warrant and the method of accounting for the loan changes resulted in a $2.6 million loss on debt extinguishment. Of the loss on debt extinguishment, $1.145 million was allocated to the warrant, $1.382 million was related to the premium on the convertible loan, and $73 thousand was assignable to write-off of the original loan’s remaining unamortized debt discount. The $6.0 million promissory note, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019. The accrued interest balance at September 30, 2020 and December 31, 2019 was $566 thousand and $229 thousand, respectively.

The events of default under the $6.0 million note are limited to bankruptcy defaults, failure to pay interest and principal when due on July 1, 2023 or upon failure to meet certain timelines in the AD Pharma Agreement as defined in the loan agreement. The $6.0 million note may be prepaid at any time in whole or in part but only with the consent of the noteholder.

Included in the amended AD Pharma Agreement entered into during October 2020, is the requirement that the NDA for LTX-03 now be accepted by the FDA by July 31, 2021, or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date will be an event of default under their $6.0 million note to Acura. As the amendment to the AD Pharma Agreement extended the original NDA acceptance date of November 2020 to July 2021 providing additional development time, we have changed how we reflect the presentation of the $6.0 million note at September 30, 2020 from a current obligation to a non-current obligation.

Our interest expense for the three and nine month months ended September 30, 2020 and 2019 consisted of the following:

	Three months Ended September 30,		Nine months Ended September 30,
Interest expense:	2020	2019	2020	2019
Related party term loans	$113	$111	$338	$279
Debt discount	-	-	-	66
Financed insurance premiums	-	-	-	3
Total interest expense	$113	$111	$338	$348
Less: imputed interest income on related party loan	-	-	-	(13)
Total interest expense, net	$113	$111	$338	$335

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

MainPointe Pharmaceuticals LLC

Investor is a principal of MainPointe Pharmaceuticals LLC, a Kentucky limited liability company (“MainPointe”). In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million plus approximately $309 thousand for transferred inventory and equipment. The Company is receiving a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported royalty revenue for the nine months ended 2020 and 2019 is $9 thousand and $16 thousand, respectively, of royalty revenue from MainPointe (See Note 3). On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura.

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

AD Pharma Agreement covering LTX-03

On June 28, 2019, we entered into a License, Development and Commercialization Agreement which was amended in October 2020 (the "AD Pharma Agreement") with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors that will finance Acura’s operations and completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. The AD Pharma Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03 as well as LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam). Financial arrangements include:

•	Monthly license payments to Acura by AD Pharma of $350 thousand from inception through April 2020 and $200 thousand thereafter until July 31, 2021 or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03;
•	Reimbursement by AP Pharma of Acura’s LTX-03 outside development expenses; and
•	Upon commercialization of the licensed products, Acura receives stepped royalties on sales and is eligible for certain sales related milestones

AD Pharma may terminate the AD Pharma Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by July 31, 2021, AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires.

We also granted authority to MainPointe Pharmaceuticals, LLC (MainPointe) to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength), and the Option Product exercise price of $500 thousand was waived if the exercise of the option occurred by June 28, 2024 (five years from the effective date of the AD Pharma Agreement), however effective with the October 2020 amendment to the AD Pharma Agreement, this option and right was rescinded. In March 2017, we granted MainPointe an exclusive license to our IMPEDE ® Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada. On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura dated March 16, 2017.

NOTE 10 – COMMON STOCK PURCHASE WARRANTS

Our warrant activity during the nine month periods ended September 30, 2020 and 2019 is shown below (in thousands except price data):

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

Our total share-based compensation expense recognized in the Company’s results of operations from non-cash and cash-portioned instruments issued to our employees and directors comprised the following (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Research and development costs:
Stock options	$-	$2	$-	$6
Restricted stock units	-	3	-	11
Subtotal	$-	$5	$-	$17

General and administrative costs:
Stock options	$-	$3	$-	$10
Restricted stock units	9	40	42	89
Subtotal	9	43	42	99

Total	$9	$48	$42	$116

Stock Option Plans

We maintain various stock option plans. A summary of our stock option plans as of September 30, 2020 and 2019 and for the nine months then ended consisted of the following (in thousands except exercise price):

	Nine Months ended September 30,
	2020		2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, Jan. 1	1,356	$4.45	1,560	$7.38
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(12)	27.35	(182)	30.83
Outstanding, Sept. 30	1,344	$4.24	1,378	$4.44
Exercisable, Sept. 30	1,344	$4.24	1,155	$5.26

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

The intrinsic value contained in the stock option awards which are vested and outstanding at September 30, 2020 was $22 thousand.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors, a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan”) and a 2014 Restricted Stock Unit Award Plan (the “2014 RSU Plan”). Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. Our non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The portion of the RSU awards subject to cash settlement are being marked-to-market each reporting period until they are distributed and has been recorded as an other current liability in the Company’s consolidated balance sheet. The other current liability was $16 thousand and $29 thousand at September 30, 2020 and December 31, 2019, respectively.

The compensation cost to be incurred on a granted RSU without a cash settlement option is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense and recorded to additional paid-in capital over the vesting period of the RSU award.

A summary of the grants under the RSU Plans as of September 30, 2020 and 2019, and for the nine months then ended consisted of the following (in thousands):

	Nine Months Ended September 30,
	2020		2019
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	1,017	1,017	951	459
Granted	219	-	333	-
Distributed	(397)	(397)	(267)	(267)
Vested	-	165	-	250
Forfeited	-	-	-	-
Outstanding, Sept. 30	839	785	1,017	442

2017 Restricted Stock Unit Award Plan

Our 2017 RSU Plan was approved by shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. There are no shares available for award under the 2017 RSU Plan.

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

2014 Restricted Stock Unit Award Plan

Our 2014 RSU Plan was approved by shareholders in May 2014 and permits the grant of up to 400 thousand shares of our common stock pursuant to awards under the 2014 RSU Plan. There are no shares available for award under the 2014 RSU Plan.

NOTE 12 – INCOME TAXES

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $167.8 million gross Federal NOLs at September 30, 2020 (of which approximately $160.2 million was generated prior to January 1, 2018). Because we believe the ability for us to use these NOLs generated prior to January 1, 2018 to offset any future taxable income is severely limited as prescribed under Internal Revenue Code (“IRC”) Section 382, we had estimated and recorded an amount for the likely limitation to our deferred tax asset in the fourth quarter of 2017, thereby reducing the aggregate estimated benefit of the Federal NOLs available to us of approximately $1.0 million at December 31, 2017. We believe the gross Federal NOL benefit we generated prior to January 1, 2018 to offset taxable income is less than $150 thousand annually. As prescribed under Internal Revenue Code, any unused Federal NOL benefit from the annual limitation can be accumulated and carried forward to the subsequent year and will expire if not used in accordance with the NOL carried forward term of 20 years or 2037, if generated before 2018 and Federal NOLs generated after 2017 can be carried forward indefinitely. Future common stock transactions, such as the exercise of common stock purchase warrants or the conversion of debt into common stock, may cause another qualifying event under IRC 382 which may further limit our utilization of our NOLs.

The realization of deferred income tax assets is dependent upon future earnings, if any, and the timing and amount of which may be uncertain. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At both September 30, 2020 and December 31, 2019, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in thousands except per share data):

	Three months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Earnings (loss) per share – basic
Numerator: net income (loss)	$(678)	$200	$(965)	$(3,929)
Denominator (weighted):
Common shares	21,650	21,300	21,650	21,300
RSUs - vested	686	293	654	243
Common stock purchase warrants	10,000	10,000	10,000	3,480
Basic weighted average shares outstanding	32,336	31,593	32,304	25,023
Earnings (loss) per share – basic	$(0.02)	$0.00	$(0.03)	$(0.16)
Earnings (loss) per share – diluted
Numerator: net income (loss)	$(678)	$200	$(965)	$(3,929)
Denominator (weighted):
Common shares	21,650	21,300	21,650	21,300
RSUs	686	293	654	243
Stock options	-	-	-	3,480
Common stock purchase warrants	10,000	10,000	10,000	-
Diluted weighted average shares outstanding	32,336	31,593	32,304	25,023
Earnings (loss) per share – diluted	$(0.02)	$0.00	$(0.03)	$(0.16)

Excluded securities (non-weighted):
Common shares issuable:
RSUs	121	542	121	542
Stock options	1,344	1,378	1,344	1,378
Common stock purchase warrants	1,842	1,842	1,842	1,842
Convertible loan	37,500	37,500	37,500	37,500
Total excluded potentially dilutive shares	40,807	41,262	40,807	41,262

NOTE 14 – SUBSEQUENT EVENT

In October 2020, Acura and AD Pharma entered into an amendment to the AD Pharma Agreement which reduced the monthly license payments from $350 thousand to $200 thousand starting with the May 2020 payment and the requirement that the NDA for LTX-03 now be accepted by the FDA by July 31, 2021. This change has been reflected in the financial statements for the three and nine months ended September 30, 2020. We have subsequently received the required monthly license payments for June thru October 2020 from AD Pharma.

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

Forward-Looking Statements

Certain statements in this “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “indicate,” “intend,” “look forward to,” “may,” “plan,” “potential,” “predict,” “project,” “seek”, “should,” “suggest,” “target,” “will,” “would” and similar expressions that convey the uncertainty of future events or outcomes are used to identify forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	our ability to obtain funding for our continuing operations, including the development of our products utilizing our LIMITx™ and Impede® technologies;
•	whether we will receive FDA acceptance for an NDA for LTX-03 by the target date;
•	whether our licensing partners will develop any additional products and utilize Acura for such development;
•	the expected results of clinical studies relating to LTX-03, a LIMITx hydrocodone bitartrate and acetaminophen combination product, or any successor product candidate, the date by which such studies will be complete and the results will be available and whether LTX-03 will ultimately receive FDA approval;

•	our business could be adversely affected by health epidemics in regions where third parties for which we rely, as in CROs or CMOs, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely;
•	whether LIMITx will retard the release of opioid active ingredients as dose levels increase;
•	whether the extent to which products formulated with the LIMITx Technology deter abuse or overdose will be determined sufficient by the FDA to support approval or labelling describing safety and/or abuse deterrent features;
•	whether our LIMITx Technology can be expanded into extended-release formulations;
•	our and our licensee’s ability to successfully launch and commercialize our products and technologies, including Oxaydo® Tablets and our Nexafed® products;
•	the results and timing of our development of our LIMITx Technology, including, but not limited to, the submission of a New Drug Application and/or FDA filing acceptance;
•	our or our licensees’ ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;
•	the market acceptance of, timing of commercial launch and competitive environment for any of our products;
•	expectations regarding potential market share for our products;
•	our ability to develop and enter into additional license agreements for our product candidates using our technologies;
•	our exposure to product liability and other lawsuits in connection with the commercialization of our products;
•	the increasing cost of insurance and the availability of product liability insurance coverage;
•	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;
•	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;
•	whether the FDA will agree with or accept the results of our studies for our product candidates;
•	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet over-the-counter (“OTC”) Monograph standards, as applicable;
•	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;
•	changes in regulatory requirements;
•	adverse safety findings relating to our commercialized products or product candidates in development;
•	whether the FDA will agree with our analysis of our clinical and laboratory studies;
•	whether further studies of our product candidates will be required to support FDA approval;
•	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and whether we will be able to promote the features of our technologies; and
•	whether our product candidates will ultimately perform as intended in commercial settings.

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

On June 28, 2019, we entered into License, Development and Commercialization Agreement, which was amended in October 2020, (“AD Pharma Agreement”) with Abuse Deterrent Pharma, LLC, a Kentucky limited liability company (“AD Pharma”), a special purpose company representing a consortium of investors that will finance Acura’s operations through July 2021 and reimburse us for development of LTX-03. The AD Pharma Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03 as well LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam).

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
Immediate-release hydrocodone bitartrate with acetaminophen (LTX-03)

Initial buffer dose ranging study completed October 2017

Follow on dose ranging study completed in January 2018

Intermediate commercial scale manufacture of micro-particles complete with scale-up to FDA registration/clinical batches in planning.

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

AD Pharma Agreement covering LTX-03

On June 28, 2019 we announced a License, Development and Commercialization Agreement, as amended in October 2020 (the "Agreement"), with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors that will finance Acura’s operations and completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. AD Pharma retains commercialization rights from which Acura will be entitled to receive royalties and potential sales related milestones. AD Pharma also has licensed commercialization rights to LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam).

The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include monthly license payments by AD Pharma of $350,000 up to April 2020 and $200,000 thereafter until the earlier of July 31, 2021 or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03 and reimbursement by AD Pharma of Acura’s LTX-03 outside development expenses. Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones. We have subsequently received the required monthly license payments for June thru October 2020 from AD Pharma.

AD Pharma may terminate the Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by July 31, 2021, AD Pharma has the option to terminate the Agreement and take ownership of the LIMITx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires.

We also granted authority to MainPointe Pharmaceuticals, LLC (MainPointe) to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength) and the Option Product exercise price of $500 thousand was waived if the exercise of the option occurred by June 28, 2024 (five years from the effective date of the AD Pharma Agreement), however effective with the October 2020 amendment to the AD Pharma Agreement, this option and right was rescinded. In March 2017, we granted MainPointe an exclusive license to our IMPEDE ® Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada. On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura dated March 16, 2017. We understand that MainPointe continues to market the Nexafed products.

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

Upon execution of the KemPharm Agreement, KemPharm paid us an upfront payment of $3.5 million. If KemPharm exercises its option to use our Aversion Technology with more than the 2 prodrugs licensed, then KemPharm will pay us up to $1.0 million for each additional prodrug license. In addition, we will receive from KemPharm a low single digit royalty on commercial sales by KemPharm of products developed using our Aversion Technology under the KemPharm Agreement. KemPharm’s royalty payment obligations commence on the first commercial sale of a product using our Aversion Technology and expire, on a country-by-country basis, upon the expiration of the last to expire patent claim of the Aversion Technology covering a product in such country, at which time the license for the particular product and country becomes fully paid and royalty free. As of September 30, 2020 we are unaware of KemPharm’s use of our Aversion technology under the KemPharm Agreement.

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

MainPointe has the option to expand the licensed territory beyond the United States and Canada to the European Union (and the United Kingdom), Japan and South Korea for payments of $1.0 million, $500 thousand and $250 thousand, respectively. In addition, MainPointe has the option to add to the MainPointe Agreement certain additional products, or Option Products, containing PSE and utilizing the Impede Technology for a fee of $500 thousand per product (for all product strengths), including the product candidate Loratadine with pseudoephedrine. MainPointe has assigned and transferred its option rights to a Nexafed 12-hour formulation to AD Pharma. If the territory has been expanded prior to the exercise of a product option, the option fee will be increased to $750 thousand per product. If the territory is expanded after the payment of the $500 thousand product option fee, a one-time $250 thousand fee will be due for each product. If a third party is interested in developing or licensing rights to an Option Product, MainPointe must exercise its option for that product or its option rights for such product will terminate. On June 28, 2019, we granted authority to MainPointe to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength) and waived the $500 thousand option fee, however effective with the October 2020 amendment to the AD Pharma Agreement, this option and right was rescinded.

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

Patents and Patent Applications

We have the following issued patents covering, among other things, our LIMITx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033
9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033
9,662,393 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	May 2017	Nov. 2033
10,441,657 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Sept. 2019	Nov. 2033
10,688,184	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Jun. 2020	Nov. 2033
2,892,908 (CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
5,922,851 (JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
ZL201380062421.0 (CHN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2018	Nov. 2033
201711090908.6 (CHN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Oct.2020	Nov. 2033
2,925,304 (EUR)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Sept. 2018	Nov. 2033
2015124694 (RUS)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Nov. 2018	Nov. 2033
2013352162 (AUS)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Dec. 2018	Nov. 2033
366159 (MEX)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2019	Nov. 2033
238713 (ISR)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2019	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	Jul. 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023
9,492,443 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Nov. 2016	Nov. 2023

We have the following additional issued patents relating to our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	Jul. 2014	Nov. 2023
2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027
175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
1694260 (EUR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patents covering, among other things, our Nexafed product line and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032
9,757,466 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Sept. 2017	Feb. 2032
10,004,699 (US)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Jun. 2018	Dec. 2035
10,155,044 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2018	Feb. 2032
2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sept. 2030
218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jan. 2016	Sept. 2030
2015274936 (AUS)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Sept. 2018	Jun. 2035
13102020.5 (HK)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Oct. 2016	Sept. 2030

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

Between October, 2013 and May, 2014 we settled on an individual basis, patent infringement suits we brought against generic manufacturers Par Pharmaceuticals, Inc., Impax Laboratories, Inc., Sandoz Inc. and Ranbaxy Inc. initiated by their seeking to market generic versions of Oxaydo. Principally, the settlements grant to Par a royalty bearing license to use our Aversion Technology patents in an immediate-release oxycodone product starting in January 2022, or sooner depending on other generic competition. None of such settlements impacted the validity or enforceability of our Patents.

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

Company’s Present Financial Condition

As of September 30, 2020, we had cash of $0.5 million, working capital of $0.4 million and an accumulated deficit of $389 million. We had a loss from operations of $0.6 million and a net loss of $1.0 million for the nine months ended September 30, 2020, and had a loss from operations of $725 thousand and a net loss of $3.8 million for the year ended December 31, 2019. We have suffered recurring losses and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future. As of November 12, 2020 our cash balance was approximately $1.0 million.

Additionally, the License, Development and Commercialization Agreement dated June 28, 2019 and amended in October 2020 (the “AD Pharma Agreement”) requires AD Pharma to pay us monthly license payments of $350,000 from July 2019 through April 2020 and $200,000 thereafter until the earlier of July 31, 2021 or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03 and to pay all outside development costs for LTX-03. However, the Agreement allows AD Pharma to terminate the Agreement “for convenience”. Should AD Pharma exercise their right to terminate the Agreement, we would need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations. Our independent auditors have included in their report relating to our 2019 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern.

Also included in the AD Pharma Agreement is the requirement that the NDA for LTX-03 now be accepted by the FDA by July 31, 2021, or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date will be an event of default under their $6.0 million note to Acura.

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

Three months Ended September 30, 2020 Compared to Three months Ended September 30, 2019

	September 30
	2020	2019	Increase (decrease)
	$000’s			Percent
Revenues:
Royalties	$14	$172	$(158)	(92)%
Collaboration – related party	96	102	(6)	(6)
License fees – related party	300	1,050	(750)	(71)
Total revenues	410	1,324	(914)	(69)

Expenses:
Research and development	519	465	54	12
General and administrative	456	548	(92)	(17)
Total expenses	975	1,013	(38)	(4)
Operating income (loss)	(565)	311	(876)	(282)

Interest expense – related party	(113)	(111)	2	2
Income (loss) before income taxes	(678)	200	(878)	(439)
Provision for income taxes	-	-	-	-
Net income (loss)	$(678)	$200	$(878)	(439)%

License Fees

Under our license and development agreement with Abuse Deterrent Pharma, LLC (“AD Pharma”) for LTX-03, we earned license fees $0.3 million and $1.05 million during the three months ended September 30, 2020 and 2019, respectively.

Collaboration Revenue

Collaboration revenue is derived from research and development services we perform under the license and development agreement with AD Pharma for LTX-03. We recognized $96 thousand and $102 thousand of collaboration revenue during the three months ended September 30, 2020 and 2019, respectively.

Royalty Revenue

In connection with our license agreement with Assertio for Oxaydo Tablets, we earn a royalty based on product net sales. We recognized $11 thousand and $171 thousand of royalty revenue during the three months ended September 30, 2020 and 2019, respectively.

In connection with our license agreement with MainPointe for our Nexafed product line, we earn a royalty based on product net sales. We recognized $3 thousand and $1 thousand of royalty revenue during the three months ended September 30, 2020 and 2019, respectively.

Operating Expenses

Research and Development

Research and development expense is primarily associated with our Limitx Technology LTX-03 development activity under the AD Pharma agreement. Included in September 30, 2019 reported quarterly expenses are share-based compensation expenses of approximately $5 thousand. Excluding the share-based compensation expense, our research and development expenses increased by approximately $59 thousand between reporting periods.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in the 2020 and 2019 quarterly results are share-based compensation expenses of approximately $9 thousand and $43 thousand, respectively. Excluding this share-based compensation expense, our general and administrative expenses decreased by approximately $58 thousand between reporting periods.

Non-Operating Expense

Interest Expense

During the three months ended September 30, 2020 and 2019, we incurred interest expense of $113 thousand and $111 thousand, respectively on our term loans.

Income Taxes

Our results for the three months ended September 30, 2020 and 2019 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Nine months Ended September 30, 2020 Compared to Nine months Ended September 30, 2019

	September 30
	2020	2019	Increase (decrease)
	$000’s			Percent
Revenues:
Royalties	$81	$285	$(204)	(72)%
Collaboration – related party	148	102	46	45
License fees – related party	2,400	1,050	1,350	129
Product sales, net	223	-	223	-
Total revenues	2,852	1,437	1,415	99

Expenses:
Research and development	1,351	1,040	311	30
General and administrative	2,128	1,391	737	53
Total expenses	3,479	2,431	1,048	43
Operating loss	(627)	(994)	(367)	(37)

Loss on debt extinguishment	-	(2,600)	(2,600)	(100)
Interest expense – related party	(338)	(335)	3	1
Loss before income taxes	(965)	(3,929)	(2,964)	(75)
Provision for income taxes	-	-	-	-
Net loss	$(965)	$(3,929)	$(2,964)	(75)%

License Fees

Under our license and development agreement with Abuse Deterrent Pharma, LLC (“AD Pharma”) for LTX-03, we recognized license fees $2.4 million and $1.05 million during the nine months ended September 30, 2020 and 2019, respectively.

Collaboration Revenue

Collaboration revenue is derived from research and development services we perform under the license and development agreement with AD Pharma for LTX-03. We recognized $148 thousand and $102 thousand of collaboration revenue during the nine months ended September 30, 2020 and 2019, respectively.

Royalty Revenue

In connection with our license agreement with Assertio for Oxaydo Tablets, we earn a royalty based on product net sales. We recognized $72 thousand and $269 thousand of royalty revenue during the nine months ended September 30, 2020 and 2019, respectively.

In connection with our license agreement with MainPointe for our Nexafed product line, we earn a royalty based on product net sales. We recognized $9 thousand and $16 thousand of royalty revenue during the nine months ended September 30, 2020 and 2019, respectively.

Product Sales, net

Nexafed was launched in mid-December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. In March 2017, we and MainPointe entered into the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede Technology to commercialize both of our Nexafed and Nexafed Sinus Pressure + Pain product (“Nexafed products”) in the U.S. and Canada. Prior to entering into the MainPointe Agreement, we sold the Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. The Nexafed products were previously sold by us subject to the right of return usually for a period of up to twelve months after the product expiration. During the second quarter 2020, we reviewed our product sales return allowance liability and recorded a $223 thousand favorable amount to product sales as we believe sufficient time has passed where the Nexafed product sold by us is no longer subject to right of return and we estimate no additional product will be returned

Operating Expenses

Research and Development

Research and development expense is primarily associated with our Limitx Technology LTX-03 development activity under the AD Pharma agreement. Included in September 30, 2019 reported nine month expenses are share-based compensation expenses of approximately $17 thousand. Excluding the share-based compensation expense, our research and development expenses increased by approximately $328 thousand between reporting periods.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in the 2020 and 2019 nine month expenses are share-based compensation expenses of approximately $42 thousand and $99 thousand, respectively. Excluding this share-based compensation expense, our general and administrative expenses increased approximately $794 thousand between reporting periods, primarily due to the $668 thousand impairment expense on the intangible asset we recorded during the first quarter 2020.

Non-Operating Expense

Interest Expense

During the nine months ended September 30, 2020 and 2019, we incurred interest expense of $338 thousand and $335 thousand, respectively on our term loans.

Income Taxes

Our results for the nine months ended September 30, 2020 and 2019 show no federal or state income tax benefit provisions due to 100% allowances placed against them for the uncertainty of their future utilization.

Liquidity and Capital Resources

At September 30, 2020 we had cash of $0.5 million and at December 31, 2019 we had cash of $0.9 million. At November 12, 2020 our cash balance was approximately $1.0 million. Additionally, the License, Development and Commercialization Agreement dated June 28, 2019, as amended October 2020, (the “AD Pharma Agreement”) requires AD Pharma to pay us monthly license payments of $350 thousand from July 2019 through April 2020 and $200 thousand thereafter until the earlier of July 31, 2021 or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03 and pay all outside development costs for LTX-03. We have subsequently received the required monthly license payments for June thru October 2020 from AD Pharma.

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

Also, the required monthly license payments by AD Pharma cease in July 2021 at which time the Company will need to have additional capital to fund operations until such time as LTX-03 is approved and royalty payments commence. To fund further operations beyond July 2021, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies or explore a variety of capital raising and other transactions to provide additional funding. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, there will be substantial doubt about the Company’s ability to continue as a going concern and the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

Also included in the AD Pharma Agreement is the requirement that the NDA for LTX-03 now be accepted by the FDA by July 31, 2021, or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date will be an event of default under their $6.0 million note to Acura.

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

(b)   Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations to date have consumed substantial amounts of cash. We have incurred negative cash flows from our operations over the last several years and we expect it may continue over the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies of our LIMITx product candidates and the cost, timing and outcomes of regulatory approval for our LIMITx product candidates. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time. As of November 12, 2020 our cash balance was approximately $1.0 million. Additionally, the Agreement with AD Pharma calls for monthly license payments of $350,000 from July 2019 through April 2020 with $200,000 thereafter through July 2021 as well as their payment of all outside development costs for LTX-03. To fund further operations, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies.

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

November 13, 2020	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer