Form 10-Q
period 2021-03-31
ACURA PHARMACEUTICALS, INC
filed 2021-05-17
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ACUR	OTCQB Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $0.01 par value	Shares outstanding as of May 14, 2021: 22,104,668

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

Page No.
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

Item 1. Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	March 31, 2021	December 31, 2020
Assets:
Cash	$361	$413
Royalty receivable	30	30
Collaboration revenue receivable from related party	104	197
License fee revenue receivable from related party	800	400
Prepaid expenses and other current assets	84	139
Total current assets	1,379	1,179
Property, plant and equipment, net (Note 6)	473	484
Intangible asset, net (Note 3)	66	73
Total assets	$1,918	$1,736

Liabilities:
Accounts payable	$65	$31
Accrued expenses (Note 7)	664	631
Loans under CARES Act	164	164
Other current liabilities (Note 11)	-	18
Convertible debt to related party, net of discounts (Note 8)	6,000	6,000
Accrued interest to related party (Note 8)	791	678
Total current liabilities	7,684	7,522
Loans under CARES Act – noncurrent	371	105
Total liabilities	$8,055	$7,627

Commitments and contingencies
Stockholders’ deficit:
Common stock - $0.01 par value per share; 100,000 shares authorized, 22,105 and 21,650 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	221	216
Additional paid-in capital	383,105	383,097
Accumulated deficit	(389,463)	(389,204)
Total stockholders’ deficit	(6,137)	(5,891)

Total liabilities and stockholders’ deficit	$1,918	$1,736

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands except per share amounts)

	Three months
	Ended March 31,
	2021	2020
Revenues:
Royalties	$32	$33
Collaboration from related party	12	8
License fees from related party	600	1,050
Total revenues	644	1,091

Operating expenses:
Research and development	405	387
General and administrative	385	1,187
Total operating expenses	790	1,574
Operating loss	(146)	(483)
Interest expense (Note 8)	(113)	(112)
Loss before provision for income taxes	(259)	(595)
Provision for income taxes	-	-
Net loss	$(259)	$(595)

Net loss per share (Note 13):
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Weighted average number of shares outstanding:
Basic	32,464	32,270
Diluted	32,464	32,270

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED STOCKHOLDERS' DEFICIT

(Unaudited; in thousands)

	Common Stock		Additional
	Number of Shares	$0.01 Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2021	21,650	$216	$383,097	$(389,204)	$(5,891)
Net loss	-	-	-	(259)	(259)
Net distribution of common stock pursuant to restricted stock unit award plan	405	4	9	-	13
Exercise of stock options	50	1	(1)	-	-
Balance at March 31, 2021	22,105	221	383,105	$(389,463)	$(6,137)

	Common Stock		Additional
	Number of Shares	$0.01 Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2020	21,300	$213	$383,042	$(387,996)	$(4,741)
Net loss	-	-	-	(595)	(595)
Non-cash share-based compensation	-	-	9	-	9
Net distribution of common stock pursuant to restricted stock unit award plan	350	3	19	-	22
Balance at March 31, 2020	21,650	216	383,070	$(388,591)	$(5,305)

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(259)	$(595)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	11	15
Non-cash share-based compensation	-	9
Amortization of intangible asset	7	51
Impairment charge on intangible asset	-	668
Changes in assets and liabilities:
Royalty receivable	-	52
Collaboration revenue receivable from related party	93	73
License fee receivable from related party	(400)	-
Prepaid expenses and other current assets	55	47
Accounts payable	34	(129)
Accrued expenses	33	46
Accrued interest on related party loans	113	112
Other current liabilities	-	(2)
Net cash (used in) provided by operating activities	(313)	347
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	3	3
Statutory minimum payroll withholding taxes paid on the distribution of shares pursuant to RSU award plan	(8)	(2)
Proceeds from loan under CARES Act	266	-
Net cash provided by financing activities	261	1
Net (decrease) increase in cash	(52)	348
Cash at beginning of period	413	862
Cash at end of end of period	$361	$1,210

Supplemental Disclosures of Cash Flow Information:
Cash interest payments on loan	$-	$-

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND MARCH 31, 2020

NOTE 1 – OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Operations

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “Acura”, “We”, “Us” or “Our”) We are an innovative drug delivery company engaged in the research, development and commercialization of technologies and products intended to address safe use of medications. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Limitx™ Technology is being developed to minimize the risk of overdose, our Aversion® Technology is intended to address methods of abuse associated with opioid analgesics while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine, or PSE, into methamphetamine. Oxaydo Tablets (oxycodone HCl, CII), which utilizes the Aversion Technology, is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. Nexafed brand products utilize our Impede Technology.

•     Limitx, a development stage technology, is designed to retard the release of active drug ingredients when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. The exclusive commercialization rights in the United States to LTX-03 as well as to LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam) are licensed to Abuse Deterrent Pharma, LLC (See Note 3).

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

Basis of Presentation, Liquidity and Substantial Doubt in Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of March 31, 2021, we had cash of $361 thousand, working capital deficit of $6.3 million and an accumulated deficit of $389.5 million. We had a loss from operations of $146 thousand and a net loss of $259 thousand for the three months ended March 31, 2021, and had a loss from operations of $758 thousand and a net loss of $1.2 million for the year ended December 31, 2020. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future.

On June 28, 2019 we announced a License, Development and Commercialization Agreement, as amended in October 2020 (the "AD Pharma Amended Agreement"), with Abuse Deterrent Pharma, LLC (“AD Pharma”), Currently, the AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment of $350,000 for a period from inception up to April 2020 at which time the payment became $200,000 per month and continues through the earlier of July 31, 2021 or FDA’s acceptance of a New Drug Application for LTX-03, and reimburse all our outside development costs for LTX-03.

On May 12, 2021 we received from AD Pharma, the December 2020 license fee payment of $200 thousand. AD Pharma is delinquent in remitting monthly license payments for January, 2021 thru May, 2021 which aggregates to $1.0 million and approximately $100 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement.

The AD Pharma Amended Agreement, requires the NDA for LTX-03 be accepted by the FDA by July 31, 2021 or AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. Failure to meet this date is an event of default under the Company’s $6.0 million convertible debt to AD Pharma. The AD Pharma Amended Agreement allows AD Pharma to terminate the AD Pharma Amended Agreement “for convenience”. Acura currently expects the submission and FDA acceptance of the NDA for LTX-03 to occur after July 31, 2021. Acura intends to renegotiate the NDA filing acceptance date for LTX-03, of which no assurance can be given. Pending resolution of this matter, the $6.0 million convertible debt is presented as a current liability in our financial statements. Whether or not AD Pharma exercises their right to terminate the AD Pharma Amended Agreement, we need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

Our future sources of revenue, if any, will be derived from licensing fees, milestone payments and royalties under the AD Pharma Amended Agreement, the Assertio Agreement, the MainPointe Agreement and similar agreements which we may enter into for our LIMITx products in development with other pharmaceutical company partners, for which there can be no assurance.

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

For example, we had an incident during 2020 where our contract manufacturer had delayed the installation of the auxiliary manufacturing equipment needed for LTX-03 development for several weeks due to COVID-19 risk mitigation strategies implemented in New Jersey, which equipment was needed to further our NDA application submission for LTX-03.

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

NOTE 2 – RECENT ANNOUNCING STANDARDS

New accounting standards which have been adopted

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This new guidance includes several provisions to simplify the accounting for income taxes. The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. This standard is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within those years, with early adoption permitted.  The Company’s adoption of ASU No. 2019-12 did not have a impact on the financial statements and related footnote disclosures.

NOTE 3 – LICENSE AND COLLABORATION AGREEMENTS

The Company’s revenues are comprised of amounts earned under its license and collaboration agreements and royalties. Revenue recognition occurs when a customer obtains control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services based on a short-term credit arrangement.

AD Pharma Agreement covering LTX-03

On June 28, 2019 we entered into a License, Development and Commercialization Agreement which was amended on October 16, 2020 (“the AD Pharma Amended Agreement”) with AD Pharma, for the development and license of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™. Acura would receive a monthly license payment of $350 thousand by AD Pharma from inception through April 2020, at which time the monthly payments became $200 thousand thereafter until the earlier of July 31, 2021 or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03. The first license payment was received July 2, 2019. AD Pharma will reimburse all our outside development costs for LTX-03. If the NDA filing for LTX-03 is not accepted by the FDA by July 31, 2021, AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the Limitx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. AD Pharma does have the right to terminate the AD Pharma Amended Agreement anytime for “convenience on 30 days prior written notice”. AD Pharma retains commercialization rights from which Acura will receive stepped royalties on sales and potential sales related milestones. AD Pharma also has a license to the Limitx patents for LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam) which are not subject to any development agreement or responsibilities by Acura.

We had also previously granted authority to MainPointe Pharmaceuticals, LLC (MainPointe) to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength, and the Option Product exercise price of $500 thousand was waived if the exercise of the option occurred by June 28, 2024 (five years from the effective date). Effective with the October 2020 amendment, this option and right was rescinded.

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

Assertio Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer which resulted in the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the Pfizer agreement was terminated. As of March 31, 2021, the remaining useful life is 2.75 years. The recoverability of the Aversion intangible asset is contingent upon future Assertio royalty revenues to us. During the first quarter 2020 a triggering event occurred with the decline in royalty cash flows from Assertio, and we performed an impairment test which indicated that the carrying value of the intangible asset was greater than the fair value. The impairment test resulted in a $668 thousand impairment charge against the intangible asset, which was determined using our estimate of discounted royalty cash flows remaining under our license agreement with Assertio, and recorded a like amount to general and administrative expense. We have recorded amortization expense of $7 thousand and $51 thousand in each of the three months ending March 31, 2021 and 2020, respectively. Amortization of the patent for its remaining life is expected to approximate $6 thousand per quarter.

The Aversion intangible asset is summarized as follows (in thousands):

	March 31,	December 31,
	2021	2020
Intangible asset – Aversion	2,000	2,000
Less: accumulated amortization	(1,266)	(1,259)
Less: reserve for impairment	(668)	(668)
Net	$66	$73

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

On June 28, 2019, we granted authority to MainPointe to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength and the Option Product exercise price of $500 thousand was waived if the exercise of the option occurred by June 28, 2024 (five years from the effective date of the AD Pharma Agreement). Effective with the October 2020 amendment, this option and right was rescinded.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at either March 31, 2021 or December 31, 2020.

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

On June 28, 2019 we entered into an agreement with AD Pharma which was amended in October 2020 for the development and license of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ providing a monthly license payment of $350 thousand from AD Pharma to us for a period from inception up to April 2020, at which time the payment became $200 thousand per month thereafter until the earlier of July 31, 2021 or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03. The Company provided a price adjustment to AD Pharma in September 2020 when it was probable that the monthly license payments were being reduced from $350 thousand to $200 thousand. AD Pharma is delinquent in remitting monthly license payments for January, 2021 thru May, 2021 which aggregates to $1.0 million and approximately $100 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement. AD Pharma will reimburse all our outside development costs for LTX-03.

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

Disaggregation of Total Revenues

The Company has two license agreements for currently marketed products containing its technologies; the Oxaydo product containing the Aversion Technology has been licensed to Assertio and the Nexafed products containing the Impede Technology which have been licensed to MainPointe. The Company has a third license agreement having a product under development, LTX-03, containing its LIMITx™ technology to AD Pharma. We have recorded $0.6 million and $1.05 million of license fees for LTX-03 during the three months ended March 31, 2021 and 2020, respectively.

On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura. All of the Company’s royalty revenues are earned from these two license agreements by the licensee’s sale of products in the United States.

Royalty revenues by licensee are summarized below:

	For the Three Months Ended March 31,
	2021	2020

	(in thousands)
Zyla (Oxaydo)	$30	$30
MainPointe (Nexafed)	2	3
Royalty revenues	$32	$33

Contract Balance and Performance Obligations

The Company had no contract assets and contract liability balances under the license and collaboration agreements at either March 31, 2021 or 2020. Contract assets may be reported in future periods under prepaid expenses or other current assets on the consolidated balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the consolidated balance sheet.

NOTE 5 – RESEARCH AND DEVELOPMENT

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities. Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and share-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred. We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the consolidated financial statements as prepaid expenses. We review and charge to expense accrued CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Our accrued CRO costs are subject to revisions as such studies progress towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We did not have prepaid CRO costs or prepaid clinical trial study expenses at March 31, 2021 and 2020.

In connection with our development and scale-up of LTX-03 under the AD Pharma Amended Agreement (See Note 3) we entered into obligations under non-cancelable arrangements at March 31, 2021 for which approximately $75 thousand has yet to be incurred.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	March 31,	December 31,
	2021	2020

	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	597	597
Computer hardware and software	106	106
Machinery and equipment	274	274
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
Total	2,509	2,509
Less: accumulated depreciation	(2,036)	(2,025)
Net property, plant and equipment	$473	$484

We do not have leasehold improvements nor do we have capitalized leases. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

Depreciation expense was $11 thousand and $15 thousand for each of the three month periods ended March 31, 2021 and 2020, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	March 31,	December 31,
	2021	2020

	(in thousands)
Cost sharing expenses under license agreements	$428	$428
Other fees and services	22	24
Payroll, payroll taxes and benefits	41	8
Professional services	124	117
Financed premiums on insurance policies	14	28
Property taxes	11	9
Franchise taxes	24	17
Total	$664	$631

NOTE 8 – DEBT

Related Party Convertible Loan

At December 31, 2018, we had borrowed an aggregate of $4.35 million from Mr. Schutte, a related-party. From January 1, 2019 and through June 27, 2019, we borrowed additional amounts from Mr. Schutte for $650 thousand and issued various promissory notes to him with the same terms and conditions from the previous loans (the Schutte Notes). On June 28, 2019 we restructured the $5.0 million loan to borrow an additional $725 thousand from Mr. Schutte bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, granted principal and interest conversion rights into shares of our common stock at a price of $0.16 per share, issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share, and granted a security interest in all of the Company’s assets, which includes our intellectual property. The principal amount of the loan is convertible into 37.5 million shares of our common stock. The $6.0 million convertible debt, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019. Interest expense was $113 thousand and $112 thousand for each of the three month periods ended March 31, 2021 and 2020, respectively. The accrued interest balance at March 31, 2021 and December 31, 2020 was $791 thousand and $678 thousand, respectively.

The events of default under the $6.0 million convertible debt are limited to bankruptcy defaults, failure to pay interest and principal when due on July 1, 2023 or upon failure to meet certain timelines in the AD Pharma Amended Agreement as defined in the loan agreement, including the date the FDA accepts our filing for LTX-03. The $6.0 million convertible debt may be prepaid at any time in whole or in part but only with the consent of the noteholder.

Included in the AD Pharma Amended Agreement entered into during October 2020, is the requirement that the NDA for LTX-03 now be accepted by the FDA by July 31, 2021, or AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date is an event of default under the Company’s $6.0 million outstanding convertible debt to AD Pharma. Acura currently expects the submission and FDA acceptance of the NDA for LTX-03 to occur after July 31, 2021 and we have notified AD Pharma of this revised timeline for NDA submission. Acura intends to renegotiate the NDA filing acceptance date for LTX-03, of which no assurance can be given. Pending resolution of this matter, the $6.0 million convertible debt is presented as a current liability in our financial statements.

Paycheck Protection Program

1st PPP Loan

On April 13, 2020, the Company received a loan (the “1st Loan”) from JP Morgan Chase Bank in the aggregate amount of $269 thousand, pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The 1st Loan, in the form of a promissory note, matures on April 8, 2022. Under the terms of the PPP, certain amounts of the 1st Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We have submitted a PPP loan forgiveness application to JP Morgan Chase Bank, who in turn submitted it to the Small Business Administration on or around April 20, 2021. We are awaiting the SBA’s review of our forgiveness application and their decision, which we expect can take up to 90 days. To the extent that all or part of the 1st Loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual rate of 1.0% beginning on the date of disbursement. The receipt of these funds, and the forgiveness of the loans attendant to these funds, is dependent on the Company having initially qualified for these loans and qualifying for the forgiveness of such loans is based on adherence to the forgiveness criteria. No assurance is provided that forgiveness for any portion of the 1st Loan will be obtained.

2nd PPP Loan

On March 16, 2021, the Company received a loan (the “2nd Loan”) from JP Morgan Chase Bank in the aggregate amount of $266 thousand, pursuant to the PPP under Division A, Title I of the CARES Act. The 2nd Loan, in the form of a promissory note, matures after five years. Under the terms of the PPP, certain amounts of the 2nd Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. To the extent that all or part of the 2nd Loan is not forgiven, the Company will be required to make payments, including interest accruing at an annual rate of 1.0% beginning on the date of disbursement. The receipt of these funds, and the forgiveness of the loans attendant to these funds, is dependent on the Company having initially qualified for these loans and qualifying for the forgiveness of such loans is based on adherence to the forgiveness criteria. No assurance is provided that forgiveness for any portion of the 2nd Loan will be obtained.

NOTE 9 – RELATED PARTY TRANSACTIONS

In July 2017, we completed a $4.0 million private placement with Mr. Schutte, consisting of 8,912,655 units (“Units”) of the Company, at a price of $0.4488 per Unit (the “Transaction”). Each Unit consists of one share of common stock and a warrant to purchase one fifth (0.2) of a share of common stock. The issue price of the Units was equal to 85% of the average last sale price of our common stock for the five trading days prior to completion of the Transaction. The warrants are immediately exercisable for 1,782,532 common shares at a price of $0.528 per share (which equals the average last sale price of the Company’s common stock for the five trading days prior to completion of the Transaction) and expire five years after issuance (subject to earlier expiration in event of certain acquisitions). We have assigned a relative fair value of $495 thousand to the warrants out of the total $4.0 million proceeds from the private placement transaction and have accounted these warrants as equity.

As part of the closing of the Transaction, the Company and Essex Woodlands Health Ventures V, L.P. (“Essex”) and Galen Partners III, L.P. (“Galen”) amended and restated the existing Voting Agreement including such parties to provide for Mr. Schutte to join as a party (as so amended, the “Second Amended and Restated Voting Agreement”). The Second Amended and Restated Voting Agreement provides that our Board of Directors shall remain comprised of no more than seven members (subject to certain exceptions), (i) one of whom is the Company’s Chief Executive Officer, (ii) three of whom are independent under Nasdaq standards, and (iii) one of whom shall be designated by each of Essex, Galen and Mr. Schutte, and the parties to such agreement would vote for such persons. The right of each of Essex, Galen and Mr. Schutte to designate one director to our Board will continue as long as he or it and their affiliates collectively hold at least 600,000 shares of our common stock (including warrants exercisable for such shares). Immanuel Thangaraj is the designee of Essex. Mr. Schutte has not designated a director as of the date of filing of this Report on Form 10-Q. Galen had not designated a director and lost that right in December 2017 when it disposed of its shares of common stock in the Company. Once such shareholder no longer holds such securities, the additional forfeited seat would become a seat for an independent director to thereafter be nominated to the Board of Directors from time to time by the then current directors and as applicable, to be elected by the directors to fill the vacancy created by the forfeited seat or submitted to the vote of shareholders at the Company’s next annual meeting. An independent director has not been named to fill the seat forfeited by Galen.

MainPointe Pharmaceuticals LLC

Mr. Schutte is the principal owner of MainPointe Pharmaceuticals LLC, a Kentucky limited liability company (“MainPointe”). In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million. The Company is receiving a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported royalty revenue for the three months ended March 31, 2021 and 2020 is $2 thousand and $3 thousand, respectively of royalty revenue from MainPointe (See Note 3). On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura.

Loans with Mr. John Schutte

At December 31, 2018, we had borrowed an aggregate of $4.35 million from Mr. Schutte, a related-party. During the period January 1, 2019 through June 27, 2019 we borrowed an aggregate of $650 thousand from Mr. Schutte. On June 28, 2019 we borrowed an additional $725 thousand from Mr. Schutte, bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, granted conversion rights of principal and interest into shares of our common stock at a price of $0.16 per share, issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share, and granted a security interest in all of the Company’s assets, which includes our intellectual property. The principal amount of the note is convertible into 37.5 million shares of our common stock. The $6.0 million convertible debt, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019.

AD Pharma Agreement covering LTX-03

On June 28, 2019, we entered into a License, Development and Commercialization Agreement which was amended in October 2020 (the "AD Pharma Amended Agreement") with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors that will finance Acura’s operations and completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. The AD Pharma Amended Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03 as well as LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam). Financial arrangements include:

•	Monthly license payments to Acura by AD Pharma of $350 thousand from inception through April 2020 and $200 thousand thereafter until July 31, 2021 or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03;

•	Reimbursement of Acura’s LTX-03 outside development expenses; and

•	Upon commercialization of the licensed products, Acura receives stepped royalties on sales and is eligible for certain sales related milestones

AD Pharma is delinquent in remitting monthly license payments for January, 2021 thru May, 2021 which aggregates to $1.0 million and approximately $100 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement.

AD Pharma may terminate the AD Pharma Amended Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by July 31, 2021, AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. Importantly, such failure to meet this date is an event of default under the Company’s $6.0 million outstanding convertible debt to AD Pharma. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. Acura currently expects the submission and FDA acceptance of the NDA for LTX-03 to occur after July 31, 2021 and has notified AD Pharma of this revised timeline for NDA submission. Acura intends to renegotiate the NDA filing acceptance date for LTX-03, of which no assurance can be given.

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

NOTE 10 – COMMON STOCK PURCHASE WARRANTS

Our warrant activity during the three month periods ended March 31, 2021 and 2020 is shown below (in thousands except price data):

	March 31,
	2021		2020
	Number	WAvg Exercise Price	Number	WAvg Exercise Price
Outstanding, Jan. 1	11,782	$0.09	11,842	$0.10
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Modification	-	-	-	-
Outstanding, Mar. 31	11,782	$0.09	11,842	$0.10

As part of our July 2017 private placement transaction with Mr. Schutte, we issued warrants to purchase 1,782,531 shares of our common stock. The warrants are immediately exercisable at a price of $0.528 per share and expire five years after issuance in July 2022. (See Note 9). We have assigned a relative fair value of $495 thousand to the warrants out of the total $4.0 million proceeds from the private placement transaction and have accounted for these warrants as equity.

In June 2019 as part of the changes made to the loan agreements we had with Mr. Schutte, each having an original due date of January 2, 2020, we issued to him a warrant to purchase 10.0 million shares of our common stock exercisable at a price of $0.01 per share and expire five years after issuance in June 2024. We obtained a valuation of fair value on the warrant and $1.145 million was allocated to the warrant and accounted for as equity. (See Note 8 and Note 9). The warrant was assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019.

During December 2020, warrants expired that were exercisable for 60 thousand shares of our common stock and had an exercise price of $2.52 per share.

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

Our total share-based compensation expense recognized in the Company’s results of operations from non-cash and cash-portioned instruments issued to our employees and directors comprised the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expense:
Stock option awards	$-	$-
RSU awards	-	-
	$-	$-

General and administrative expense:
Stock option awards	-	-
RSU awards	-	15
	$-	$15

Total share-based compensation expense	$-	$15

Stock Option Plans

We maintain various stock option plans. A summary of our stock option plans as of March 31, 2021 and 2020 and for the three months then ended consisted of the following (in thousands except exercise price):

	Three Months ended March 31,
	2021		2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, Jan. 1	1,254	$3.46	1,356	$4.45
Granted	-	-	-	-
Exercised	(80)	0.15	-	-
Forfeited	-	-	-	-
Expired	(12)	17.30	(12)	27.35
Outstanding, Mar. 31	1,162	$3.55	1,344	$4.24
Exercisable, Mar. 31	1,162	$3.55	1,344	$4.24

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

The intrinsic value contained in the stock option awards which are vested and outstanding at March 31, 2021 is approximately $25 thousand.

Restricted Stock Unit Award Plans

We have one Restricted Stock Unit Award Plan for our employees and non-employee directors, a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan. Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. Our non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The portion of the RSU awards subject to cash settlement are recorded as a liability in the Company’s consolidated balance sheet as they vest and being marked-to-market each reporting period until they are distributed. The liability was $6 thousand at December 31, 2020. There are no issued and outstanding non-employee director RSU awards at March 31, 2021.

The compensation cost to be incurred on a granted RSU without a cash settlement option is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense and recorded to additional paid-in capital over the vesting period of the RSU award.

A summary of the grants under the RSU Plan as of March 31, 2021 and 2020, and for the three months then ended consisted of the following (in thousands):

	Three Months Ended March 31,
	2021		2020
	Number of RSUs	Number of Vested RSUs	Number of RSUs	Number of Vested RSUs
Outstanding, Jan. 1	839	839	1,017	1,017
Granted	-	-	219	-
Distributed	(447)	(447)	(397)	(397)
Vested	-	-	-	55
Forfeited	-	-	-	-
Outstanding, Mar. 31	392	392	839	675

2017 Restricted Stock Unit Award Plan

Our 2017 RSU Plan was approved by shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. As of March 31, 2021, there are no shares which remain available for award under the 2017 RSU Plan.

Information about the award activity under the 2017 RSU Plan is as follows:

•	In December 2017, we awarded 200 thousand RSUs to our employees. Such RSU awards vested 100% after one full year of service. Distributions of the vested RSU awards to the employees are being made in three equal installments on the first business day of each of January 2020, 2021, and 2022 or earlier upon a qualifying change of control.

•	In December 2018, we awarded 488 thousand RSUs to our employees. Such RSU awards vested 100% after one full year of service. Distributions of the vested RSU awards to the employees are being made in three equal installments on the first business day of each of January 2021, 2022, and 2023 or earlier upon a qualifying change of control.

•	In January 2019, we awarded approximately 83 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2019. Settlement of this RSU award occurred on January 2, 2020, the first business day of the year after vesting. The portion of the RSU awards which were subject to cash settlement was also subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments which were recorded to stock compensation expense in the general and administration operating category of our income statement.

•	In January 2020, we awarded approximately 55 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. Such awards vest 25% at the end of each calendar quarter in 2020. Settlement of this RSU award did occur on January 4, 2021, the first business day of the year after vesting. The portion of the RSU awards which are subject to cash settlement will also be subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments recorded to stock compensation expense in the general and administration operating category of our income statement.

Information about the distribution of share activity under the 2017 RSU Plan is as follows:

•	In January 2019, 267 thousand RSUs were distributed to our non-employee directors from their January 2018 award and settled in common stock.

•	In January 2020, 333 thousand RSUs were distributed to our non-employee directors from their January 2019 award with 296 thousand RSUs settled in common stock, 4 thousand RSUs used to settle the purchase price and 33 thousand RSUs settled in cash.

•	In January 2020, 64 thousand RSUs were distributed to our current and former employees representing one third of their 2017 award with 54 thousand RSUs settled in common stock and 10 thousand RSUs used to settle the purchase price and employee withholding taxes.

•	In January 2021, 219 thousand RSUs were distributed to our non-employee directors from their January 2020 award and settled in common stock.

•	In January 2021, 228 thousand RSUs were distributed to our current and former employees representing one third of their December 2017 award and one third of their December 2018 award, with 185 thousand RSUs settled in common stock and 43 thousand RSUs used to settle the purchase price and employee withholding taxes.

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

The realization of deferred income tax assets is dependent upon future earnings, if any, and the timing and amount of which may be uncertain. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At March 31, 2021 and December 31, 2020, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 13 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to both vested Restricted Stock Units (“RSUs”) which settle in shares (See Note 11) and a stock warrant exercisable for 10.0 million shares having an exercise price of $0.01 per share (See Note 8). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. As the Company reported a net loss for the three month periods ending March 31, 2021 and 2020, the effects of common stock equivalents were excluded as the diluted net loss per share calculation would have been antidilutive. The weighted-average common share outstanding diluted computation is not impacted during any period where the exercise price of a stock option, common stock warrant or convertible loan is greater than the average market price of our common stock.

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share (“EPS”) consisted of the following (in thousands except per share data):

	Three Months Ended March 31,
	2021	2020
Earnings (loss) per share – basic and diluted
Numerator: net loss	$(259)	$(595)
Denominator (weighted):
Common shares	22,072	21,650
RSUs - vested	392	620
Common stock purchase warrant	10,000	10,000
Basic and diluted weighted average shares outstanding	32,464	32,270
Loss per share – basic and diluted	$(0.01)	$(0.02)

Excluded securities (non-weighted):
Common shares issuable:
RSUs – nonvested	-	98
Stock options – vested and nonvested	1,162	1,344
Common stock purchase warrants	1,782	1,842
Convertible loan	37,500	37,500
Total excluded common shares	40,444	40,784

NOTE 14 – SUBSEQUENT EVENTS

On May 12, 2021 we received from AD Pharma, the December 2020 license fee payment of $200 thousand.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “indicate,” “intend,” “look forward to,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “suggest,” “target,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to known and unknown risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in our 2020 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission and in Item 1A of this Report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

On June 28, 2019, we entered into License, Development and Commercialization Agreement, which was amended in October 2020, (“AD Pharma Amended Agreement”) with Abuse Deterrent Pharma, LLC, a Kentucky limited liability company (“AD Pharma”), a special purpose company representing a consortium of investors that will finance Acura’s operations through July 2021 and reimburse all our outside development costs for LTX-03. The AD Pharma Amended Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03 as well as to LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam). AD Pharma is delinquent in remitting monthly license payments for January, 2021 thru May, 2021 which aggregates to $1.0 million and approximately $100,000 of reimbursable LTX-03 development expenses.

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

Manufacturing

We have completed with AD Pharma, commercial scale-up of the LTX-03 manufacturing process at a contract manufacturing organization. In February 2021, we completed manufacturing three NDA required registration/clinical batches of the to-be-marketed LTX-03 formulation on the commercial scale manufacturing equipment with quality assurance testing of the product pending before these batches can be deemed successful and ready for use. We intend to complete a six month shelf life study on these tablets for submission in the NDA which will start once the tablets are deemed acceptable.

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

These studies also contains design components to evaluate certain pharmacologic data with respect to, among other things, acidic beverages and drug interactions. These design of these studies was based on advice letters received from the FDA but no guarantees can be made that these studies, even if successful, will be sufficient to warrant FDA approval. We have received no comments or suggested changes to our proposed clinical protocols from the FDA based on this IND update.

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

AD Pharma Agreement covering LTX-03

On June 28, 2019 we announced a License, Development and Commercialization Agreement, as amended in October 2020 (the "AD Pharma Amended Agreement"), with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors that will finance Acura’s operations through July, 2021, and completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. AD Pharma retains commercialization rights from which Acura will be entitled to receive royalties and potential sales related milestones. AD Pharma also has licensed commercialization rights to LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam).

The AD Pharma Amended Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include monthly license payments by AD Pharma of $350,000 up to April 2020 and $200,000 thereafter until the earlier of July 31, 2021 or FDA’s acceptance of a New Drug Application (“NDA”) for LTX-03 and reimburse all our outside development costs for LTX-03. Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones. AD Pharma is delinquent in remitting monthly license payments for January, 2021 thru May, 2021 which aggregates to $1.0 million and approximately $100,000 of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement, as amended.

AD Pharma may terminate the AD Pharma Amended Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by July 31, 2021, AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. Acura expects the submission and FDA acceptance of the NDA for LTX-03 to now occur after July 31, 2021. Acura is currently in discussions with AD Pharma to further amend the AD Pharma Amended Agreement. There can be no assurance that AD Pharma will agree to extend the NDA filing acceptance date or that they will not take ownership of the intellectual property.

We also granted authority to MainPointe Pharmaceuticals, LLC (MainPointe) to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength) and the Option Product exercise price of $500 thousand was waived if the exercise of the option occurred by June 28, 2024 (five years from the effective date), however effective with the October 2020 amendment, this option and right was rescinded. In March 2017, we granted MainPointe an exclusive license to our IMPEDE ® Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada. On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura dated March 16, 2017. We understand that MainPointe continues to market the Nexafed products.

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

On March 16, 2017, we and MainPointe entered into a License, Commercialization and Option Agreement, or the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed products in the U.S. and Canada. We also conveyed to MainPointe our existing inventory and equipment relating to our Nexafed products. MainPointe is responsible for all development, manufacturing and commercialization activities with respect to products covered by the MainPointe Agreement and controls the marketing and sale of our Nexafed products.

On signing the MainPointe Agreement, MainPointe paid us an upfront licensing fee of $2.5 million plus approximately $425 thousand for inventory and equipment being transferred. The MainPointe Agreement also provides for our receipt of a 7.5% royalty on net sales of licensed products. The royalty payment for each product will expire on a country-by-country basis when the Impede® patent rights for such country have expired or are no longer valid; provided that if no Impede patent right exists in a country, then the royalty term for that country will be the same as the royalty term for the United States. After the expiration of a royalty term for a country, MainPointe retains a royalty free license to our Impede® Technology for products covered by the MainPointe Agreement in such country.

MainPointe has the option to expand the licensed territory beyond the United States and Canada to the European Union (and the United Kingdom), Japan and South Korea for payments of $1.0 million, $500 thousand and $250 thousand, respectively. In addition, MainPointe has the option to add to the MainPointe Agreement certain additional products, or Option Products, containing PSE and utilizing the Impede Technology for a fee of $500 thousand per product (for all product strengths), including the product candidate Loratadine with pseudoephedrine. MainPointe has assigned and transferred its option rights to a Nexafed 12-hour formulation to AD Pharma. If the territory has been expanded prior to the exercise of a product option, the option fee will be increased to $750 thousand per product. If the territory is expanded after the payment of the $500 thousand product option fee, a one-time $250 thousand fee will be due for each product. If a third party is interested in developing or licensing rights to an Option Product, MainPointe must exercise its option for that product or its option rights for such product will terminate. On June 28, 2019, we granted authority to MainPointe to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength) and waived the $500 thousand option fee, however effective with the October 2020 amendment, this option and right was rescinded.

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

In addition to our issued patents listed above and additional unlisted issued patents, we have filed multiple U.S. patent applications and international patent applications relating to compositions containing abusable active pharmaceutical ingredients as well as applications covering our Impede 1.0 and 2.0 Technologies and filed U.S. patent applications for our LIMITx Technology. Except for the rights granted in the Assertio Agreement, the KemPharm Agreement, the MainPointe Agreement, and the AD Pharma Amended Agreement and in the patent infringement settlement agreements described below, we have retained all intellectual property rights to our Aversion Technology, Impede Technology, LIMITx Technology and related product candidates.

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

On May 20, 2016, we, Purdue Pharma L.P. and Assertio settled patent infringement actions initiated by Purdue against Oxaydo and an Inter Partes Review initiated by us against a Purdue patent. The parties dismissed or withdrew the actions, requested that the USPTO terminate the IPR Review and exchanged mutual releases. No payments were made by the parties under the settlement agreement. The settlement provides that Acura will not, in the future, assert certain Acura U.S. Aversion Technology patents against selected Purdue immediate and extended-release products. In addition, Purdue has certain rights to negotiate to exclusively distribute an authorized generic version of certain Assertio products, including, in some circumstances, Oxaydo® and other products using Acura’s Aversion® Technology if licensed to Assertio.

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

Company’s Present Financial Condition

As of March 31, 2020, we had cash of $361 thousand million, working capital deficit of $6.3 million and an accumulated deficit of $389.5 million. We had a loss from operations of $146 thousand and a net loss of $259 thousand for the three months ended March 31, 2021, and had a loss from operations of $758 thousand and a net loss of $1.2 million for the year ended December 31, 2020. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future. As of May 14, 2021 our cash balance was approximately $200 thousand.

Currently, the License, Development and Commercialization Agreement dated June 28, 2019 as amended (“AD Pharma Amended Agreement”), requires AD Pharma to pay us a monthly license payment of $350,000 for a period from inception up to April 2020 at which time the payment became $200,000 per month and continues through the earlier of July 31, 2021 or FDA’s acceptance of a New Drug Application for LTX-03, and reimburse all our outside development costs for LTX-03.

AD Pharma is delinquent in remitting monthly license payments for January, 2021 thru May, 2021 which aggregates to $1.0 million and approximately $100,000 of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement.

The AD Pharma Amended Agreement, requires that the NDA for LTX-03 be accepted by the FDA by July 31, 2021 or AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. Failure to meet this date is an event of default under the Company’s $6.0 million convertible debt to AD Pharma. The AD Pharma Amended Agreement allows AD Pharma to terminate the AD Pharma Amended Agreement “for convenience”. Acura currently expects the submission and FDA acceptance of the NDA for LTX-03 to occur after July 31, 2021 and has notified AD Pharma of this revised timeline. Acura intends to renegotiate the NDA filing acceptance date for LTX-03, of which no assurance can be given. Pending resolution of this matter, the $6.0 million convertible debt is presented as a current liability in our financial statements. Whether or not AD Pharma exercises their right to terminate the AD Pharma Amended Agreement, we need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

Our future sources of revenue, if any, will be derived from licensing fees, milestone payments and royalties under the AD Pharma Amended Agreement, the Assertio Agreement, the KemPharm Agreement, the MainPointe Agreement and similar agreements which we may enter into for our LIMITx products in development with other pharmaceutical company partners, for which there can be no assurance.

The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to the development and commercialization of our product candidates.

Three months Ended March 31, 2021 Compared to Three months Ended March 31, 2020

	March 31
	2021	2020	Increase (decrease)

Revenues:	$000’s			Percent
Royalties	$32	$33	$(1)	(3)%
Collaboration from related party	12	8	4	50
License fees from related party	600	1,050	(450)	(43)
Total revenues	644	1,091	1,024	(41)

Expenses:
Research and development	405	387	18	5
General and administrative	385	1,187	(802)	(68)
Total operating expenses	790	1,574	(784)	(50)
Operating loss	(146)	(483)	(337)	(70)

Interest expense – related party	(113)	(112)	1	1
Loss before income taxes	(259)	(595)	(336)	(56)
Provision for income taxes	-	-	-	-
Net loss	$(259)	$(595)	$(336)	(56)%

Revenues

License Fees

We recognize license fees under the license and development agreement with AD Pharma for LTX-03 dated June 2019 and as amended in October 2020. We recognized $0.6 million and $1.05 million of license fees revenue during the three months ended March 31, 2021 and 2020, respectively.

Collaboration Revenue

Collaboration revenue is derived from research and development services we perform under the license and development agreement with AD Pharma for LTX-03. We recognized $12 thousand and $8 thousand of collaboration revenue during the three months ended March 31, 2021 and 2020, respectively.

Royalty Revenue

In connection with our license agreement with Assertio for Oxaydo Tablets, we earn a royalty based on product net sales. We recognized $30 thousand of royalty revenue for Oxaydo during each of the three months ended March 31, 2021 and 2020. We expect future lower royalties from lower product net sales of Oxaydo Tablets as Assertio has indicated they have ceased promoting this product.

In connection with our license agreement with MainPointe for our Nexafed product line, we earn a royalty based on product net sales. We recognized $2 thousand and $3 thousand of royalty revenue on Nexafed during the three months ended March 31, 2021 and 2020, respectively.

Operating Expenses

Research and Development

Research and development expenses (“R&D”) primarily consisted of our activities with respect to our LIMITx Technology development under license with AD Pharma and can include, among other items, costs of preclinical and non-clinical internal and external activities, clinical study trials, clinical supplies and its related formulation and design costs, salaries and other personnel related expenses of our employees, consultants and our facility costs. Our R&D expenses remained relatively unchanged with having only a $18 thousand increase between reporting periods, all expenses relate to the LTX-03 development activities.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Excluding the share-based compensation expense of $15 thousand included in the three months ended March 31, 2020, our general and administrative expenses decreased by approximately $0.8 million between reporting periods. The decrease is primarily due from a nonrecurring impairment charge taken in 2020 of $668 thousand on an intangible asset as well as a reduction in its associated amortization expense of $46 thousand and a reduction in legal expenses of $66 thousand.

Non-Operating Expense

Interest Expense

For the three month period ending March 31, 2021 and 2020, we incurred interest expense of $113 thousand and $112 thousand, respectively, on our $6.0 million convertible debt.

Income Taxes

Our results for the three month period ended March 31, 2021 and 2020 include no federal or state income tax benefit provisions due to 100% allowances placed against our deferred tax assets for the uncertainty of their future utilization.

Liquidity and Capital Resources

At March 31, 2021 we had cash of cash of $361 thousand and working capital deficit of $6.3 million. At December 31, 2020 we had cash of $413 thousand. We had a loss from operations of $146 thousand and a net loss of $259 thousand for the three months ended March 31, 2021, and had a loss from operations of $758 thousand and a net loss of $1.2 million for the year ended December 31, 2020. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future. At May 14, 2021 our cash balance was approximately $200 thousand.

The License, Development and Commercialization Agreement with AD Pharma dated June 28, 2019, as amended in October 2020, requires AD Pharma to pay to us for a period from inception up to April 2020 at which time the payment became $200,000 per month and continues through the earlier of July 31, 2021 or FDA’s acceptance of a New Drug Application for LTX-03, and to pay all outside development costs for LTX-03 (the “AD Pharma Amended Agreement”).

AD Pharma is delinquent in remitting monthly license payments for January, 2021 thru May, 2021 which aggregates to $1.0 million and approximately $100 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement.

The AD Pharma Amended Agreement, requires the NDA for LTX-03 be accepted by the FDA by July 31, 2021 or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. Failure to meet this date is an event of default under the Company’s $6.0 million outstanding convertible debt to AD Pharma. The Agreement allows AD Pharma to terminate the Agreement “for convenience”. Acura currently expects the submission and FDA acceptance of the NDA for LTX-03 to occur after July 31, 2021 and has notified AD Pharma of this revised timeline. Acura plans to renegotiate the LTX-03 NDA filing acceptance date, of which no assurance can be given. Pending resolution of this matter, we have presented the $6.0 million convertible debt as a current liability in our financial statements. Whether or not AD Pharma exercises their right to terminate the AD Pharma Amended Agreement, we need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

Our future sources of revenue, if any, will be derived from licensing fees, milestone payments and royalties under the AD Pharma Amended Agreement, the Assertio Agreement, the KemPharm Agreement, the MainPointe Agreement and similar agreements which we may enter into for our LIMITx products in development with other pharmaceutical company partners, for which there can be no assurance.

The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to the development and commercialization of our product candidates.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements, in the Company’s 2020 Annual Report on Form 10-K, includes a summary of the Company's significant accounting policies and methods used in the preparation of the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's critical accounting policies described in the 2020 Annual Report are also applicable to 2021.

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

(b)     Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference Commitments and Contingencies, in Part I, Item 1, “Financial Statements”.

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

May 14, 2021	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer