Form 10-Q
period 2021-06-30
ACURA PHARMACEUTICALS, INC
filed 2021-08-16
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(Registrant’s telephone number, including area code: (847) 705-7709

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this charter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ACUR	OTCQB Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $0.01 par value	Shares outstanding as of August 13, 2021: 65,089,043

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Item 1. Interim Consolidated Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	June 30,	December 31,
	2021	2020

Assets:
Cash	$167	$413
Royalty receivable	—	30
Collaboration revenue receivable from related party	114	197
License fee revenue receivable from related party	1,000	400
Prepaid expenses and other current assets	28	139
Total current assets	1,309	1,179
Finance lease right of use	66	—
Property, plant and equipment, net (Note 5)	461	484
Intangible asset, net (Note 2)	60	73
Total assets	$1,896	$1,736

Liabilities:
Accounts payable	$205	$31
Accrued expenses (Note 6)	673	631
Finance lease liability - current (Note 11)	33	—
Loans under CARES Act (Note 7)	164	164
Other current liabilities (Note 10)	35	18
Accrued interest to related party (Note 7)	—	678
Convertible debt to related party, net of discounts (Note 7)	—	6,000
Total current liabilities	1,110	7,522
Finance lease liability - noncurrent (Note 11)	33	—
Loans under CARES Act - noncurrent (Note 7)	371	105
Total liabilities	$1,514	$7,627

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock - $0.01 par value per share; 100,000 shares authorized, 65,089 and 21,650 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	651	216
Additional paid-in capital	389,581	383,097
Accumulated deficit	(389,850)	(389,204)
Total stockholders’ equity (deficit)	382	(5,891)

Total liabilities and stockholders’ equity (deficit)	$1,896	$1,736

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands except per share amounts)

	Three months Ended		Six months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Royalties	$3	$34	$35	$67
Collaboration - related party	10	44	22	52
License fees - related party	600	1,050	1,200	2,100
Product sales, net of allowance (Note 3)	—	223	—	223
Total revenues	613	1,351	1,257	2,442
Expenses:
Research and development	390	445	795	832
General and administrative	523	485	908	1,672
Total expenses	913	930	1,703	2,504
Operating income (loss)	(300)	421	(446)	(62)
Interest expense - related party (Note 9)	(87)	(113)	(200)	(225)
Income (loss) before provision for income taxes	(387)	308	(646)	(287)
Provision for income taxes	—	—	—	—
Net income (loss)	$(387)	$308	$(646)	$(287)

Net income (loss) per share:
Basic	$(0.01)	$0.01	$(0.02)	$(0.01)
Diluted	$(0.01)	$0.01	$(0.02)	$(0.01)
Weighted average number of shares outstanding:
Basic	42,889	32,304	37,707	32,287
Diluted	42,889	32,482	37,707	32,287

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited; in thousands)

	Common Stock		Additional
	Number	$0.01 Par	Paid-in	Accumulated
	of Shares	Value	Capital	Deficit	Total
Balance at January 1, 2021	21,650	$216	$383,097	$(389,204)	$(5,891)
Net loss	—	—	—	(259)	(259)
Net distribution of common stock pursuant to restricted stock unit award plan	405	4	9	—	13
Exercise of stock options	50	1	(1)	—	—
Balance at March 31, 2021	22,105	$221	$383,105	$(389,463)	$(6,137)
Net loss	—	—	—	(387)	(387)
Non-cash stock-based compensation	—	—	29	—	29
Conversion of debt principal	37,500	375	5,625	—	6,000
Conversion of debt interest	5,484	55	822	—	877
Balance at June 30, 2021	65,089	$651	$389,581	$(389,850)	$382

	Common Stock		Additional
	Number	$0.01 Par	Paid-in	Accumulated
	of Shares	Value	Capital	Deficit	Total
Balance at January 1, 2020	21,300	$213	$383,042	$(387,996)	$(4,741)
Net loss	—	—	—	(595)	(595)
Non-cash stock-based compensation	—	—	9	—	9
Net distribution of common stock pursuant to restricted stock unit award plan	350	3	19	—	22
Balance at March 31, 2020	21,650	$216	$383,070	$(388,591)	$(5,305)
Net income	—	—	—	308	308
Non-cash stock-based compensation	—	—	9	—	9
Balance at June 30, 2020	21,650	$216	$383,079	$(388,283)	$(4,988)

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(646)	$(287)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	23	29
Non-cash stock-based compensation	29	18
Amortization of intangible asset	13	57
Impairment charge on intangible asset	—	668
Changes in assets and liabilities:
Royalty receivable	30	52
Collaboration revenue receivable from related party	83	29
License fee receivable from related party	(600)	(700)
Prepaid expenses and other current assets	111	67
Accounts payable	174	(96)
Accrued expenses	42	60
Sales return liability	—	(223)
Accrued interest on related party loans	199	225
Other current liabilities	35	7
Net cash used in operating activities	(507)	(94)
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	3	3
Statutory minimum payroll withholding taxes paid on the distribution of shares pursuant to RSU award plan	(8)	(2)
Proceeds from loan under CARES Act	266	269
Net cash provided by financing activities	261	270
Net (decrease) increase in cash	(246)	176
Cash at beginning of period	413	862
Cash at end of end of period	$167	$1,038

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND MARCH 31, 2020

NOTE 1 – OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Operations

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “Acura”, “We”, “Us” or “Our”) We are an innovative drug delivery company engaged in the research, development and commercialization of technologies and products intended to address safe use of medications. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Limitx™ Technology is being developed to minimize the risk of overdose, our Aversion® Technology is intended to address methods of abuse associated with opioid analgesics while our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine , or PSE, into methamphetamine. Oxaydo Tablets (oxycodone HCl, CII), which utilizes the Aversion Technology, is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. Nexafed brand products utilize our Impede Technology.

●	Limitx, a development stage technology, is designed to retard the release of active drug ingredients when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. The exclusive commercialization rights in the United States to LTX-03 as well as to LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam) are licensed to Abuse Deterrent Pharma, LLC (“AD Pharma”) (See Note 2).
●	Our Aversion Technology has been licensed to Assertio Holdings Inc. for use in Oxaydo® Tablets (oxycodone HCl, CII), and is the first approved immediate-release oxycodone product in the United States with abuse deterrent labeling. Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths (See Note 2).
●	Our Impede Technology is used in Nexafed® Tablets (30mg pseudoephedrine HCl) and Nexafed® Sinus Pressure + Pain Tablets (30/325mg pseudoephedrine HCl and acetaminophen). We have licensed to MainPointe Pharmaceuticals, LLC (MainPointe), our Impede Technology in the United States and Canada to commercialize these Nexafed products (See Note 2).

Basis of Presentation, Liquidity and Substantial Doubt in Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of June 30, 2021, we had cash of $167 thousand, working capital of $0.2 million and an accumulated deficit of $390 million. We had a loss from operations of $446 thousand and a net loss of $646 thousand for the six months ended June 30, 2021, and had a loss from operations of $758 thousand and a net loss of $1.2 million for the year ended December 31, 2020. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future.

On June 28, 2019 we announced a License, Development and Commercialization Agreement, as amended in October 2020 and in July 2021 (the “AD Pharma Amended Agreement”), with Abuse Deterrent Pharma, LLC (“AD Pharma”). The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month and continued through July 31, 2021, and to reimburse us all our outside development costs for LTX-03. On each of July 1, 2021, July 8, 2021, and August 4, 2021 we received from AD Pharma the $200 thousand payment for the February 2021, March 2021, and April 2021 license fees, respectively. AD Pharma is delinquent in remitting monthly license payments for May, 2021 thru July, 2021 which aggregates to $0.6 million, and approximately $97 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement.

The AD Pharma Amended Agreement, requires the NDA for LTX-03 be accepted by the FDA by February 28, 2022 or AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. The AD Pharma Amended Agreement allows AD Pharma to terminate the AD Pharma Amended Agreement “for convenience”.Whether or not AD Pharma exercises their right to terminate the AD Pharma Amended Agreement, we need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (“coronavirus pandemic”), based on the rapid increase in exposure globally. The coronavirus pandemic continues to affect the United States and global economies. If the outbreak continues, it may affect the Company’s operations and those of third parties on which the Company relies, including causing disruptions in the supply of the Company’s product candidates and the conduct of current and planned preclinical and clinical studies and contract manufacturing operations. We may need to limit operations or implement limitations, and may experience limitations in employee resources.

The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions by government authorities to contain the outbreak or treat its impact, the emergence of new COVID-19 variants, and the related potential for new surges in infections, and the distribution, public acceptance and efficacy of COVID-19 vaccines including for emerging variants. Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity and the Company’s ability to complete its preclinical studies on a timely basis, or at all.

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

NOTE 2 – LICENSE AND COLLABORATION AGREEMENTS

The Company’s revenues are comprised of amounts earned under its license and collaboration agreements and royalties. Revenue recognition occurs when a customer obtains control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services based on a short-term credit arrangement.

AD Pharma Agreement covering LTX-03

On June 28, 2019 we announced a License, Development and Commercialization Agreement, as amended in October 2020 and in July 2021 (the “AD Pharma Amended Agreement”), with Abuse Deterrent Pharma, LLC (“AD Pharma”), The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month and ended on July 31, 2021, and to reimburse us all our outside development costs for LTX-03. On each of July 1, 2021, July 8, 2021, and August 4, 2021 we received from AD Pharma the $200 thousand payment for the February 2021, March 2021, and April 2021 license fees, respectively. AD Pharma is delinquent in remitting monthly license payments for May, 2021 thru July, 2021 which aggregates to $0.6 million, and approximately $97 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement.

The AD Pharma Amended Agreement, requires the NDA for LTX-03 be accepted by the FDA by February 28, 2022 or AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. AD Pharma does have the right to terminate the AD Pharma Amended Agreement anytime for “convenience on 30 days prior written notice”. AD Pharma retains commercialization rights from which Acura will receive stepped royalties on sales and potential sales related milestones. AD Pharma also has a license to the Limitx patents for LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam) which are not subject to any development agreement or responsibilities by Acura.

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

On June 28, 2019 Mr. John Schutte assigned and transferred to AD Pharma his $6.0 million convertible debt, the common stock purchase warrant for 10.0 million common shares, and the security agreement granting a security interest in all of the Company’s assets. Mr. Schutte is a shareholder and directly owns approximately 13.7% of our common stock at June 30, 2021. Mr. Schutte controls MainPointe and is the principal investor in AD Pharma.

On June 9, 2021 we received notice of conversion from AD Pharma for the $6.0 million Promissory Note and approximately $877 thousand of accrued but unpaid interest. The principal and interest were converted into 42,984,375 shares of the Company’s common stock. Effective with this conversion, the Promissory Note is retired and the Company is working with AD Pharma to release their security interest in all the Company’s assets. AD Pharma directly owns approximately 66% of our common stock at June 30, 2021.

Assertio Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer which resulted in the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the Pfizer agreement was terminated. As of June 30, 2021, the remaining useful life is 30 months or 2.50 years. The recoverability of the Aversion intangible asset is contingent upon future Assertio royalty revenues to us under a license agreement with them. During the first quarter 2020 a triggering event occurred with the decline in royalty cash flows from Assertio, and we performed an impairment test which indicated that the carrying value of the intangible asset was greater than the fair value. The impairment test resulted in a $668 thousand impairment charge against the intangible asset, which was determined using our estimate of discounted royalty cash flows remaining under our license agreement with Assertio, and recorded a like amount to general and administrative expense. For the second quarter 2021, we did not earn a royalty on Oxaydo.

We have recorded amortization expense of $13 thousand and $57 thousand in each of the six month periods ending June 30, 2021 and 2020, respectively. Amortization of the patent for its remaining useful life is expected to approximate $6 thousand per quarter.

The Aversion intangible asset is summarized as follows (in thousands):

	June 30,	December 31,
	2021	2020
Intangible asset – Aversion	2,000	2,000
Less: accumulated amortization	(1,272)	(1,259)
Less: reserve for impairment	(668)	(668)
Net	$60	$73

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

On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura; which was rescinded by AD Pharma in October 2020.

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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at either June 30, 2021 or December 31, 2020.

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

On June 28, 2019 we announced a License, Development and Commercialization Agreement, as amended in October 2020 and in July 2021 (the “AD Pharma Amended Agreement”), with Abuse Deterrent Pharma, LLC (“AD Pharma”), The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month and ended on July 31, 2021, and to reimburse us all our outside development costs for LTX-03. On each of July 1, 2021, July 8, 2021, and August 4, 2021 we received from AD Pharma the $200 thousand payment for the February 2021, March 2021, and April 2021 license fees, respectively. AD Pharma is delinquent in remitting monthly license payments for May, 2021 thru July, 2021 which aggregates to $0.6 million, and approximately $97 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement.

The AD Pharma Amended Agreement, requires the NDA for LTX-03 be accepted by the FDA by February 28, 2022 or AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. The AD Pharma Amended Agreement allows AD Pharma to terminate the AD Pharma Amended Agreement “for convenience”.

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

Disaggregation of Total Revenues

The Company has two license agreements for currently marketed products containing its technologies; the Oxaydo product containing the Aversion Technology has been licensed to Assertio and the Nexafed products containing the Impede Technology which have been licensed to MainPointe. The Company has a third license agreement having a product under development, LTX-03, containing its LIMITx™ technology to AD Pharma. We have recorded $0.6 million and $1.05 million of license fees for LTX-03 during the three months ended June 30, 2021 and 2020, respectively. We have recorded $1.2 million and $2.1 million of license fees for LTX-03 during the six months ended June 30, 2021 and 2020, respectively.

On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura; which was rescinded by AD Pharma in October 2020. All of the Company’s royalty revenues are earned from these two license agreements by the licensee’s sale of products in the United States.

Royalty revenues by licensee are summarized below:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Assertio (Oxaydo)	$3	$31	$33	$61
MainPointe - related party (Nexafed)	—	3	2	6
Royalty revenues	$3	$34	$35	$67

Contract Balance and Performance Obligations

The Company had no contract assets and contract liability balances under the license and collaboration agreements at either June 30, 2021 or 2020. Contract assets may be reported in future periods under prepaid expenses or other current assets on the consolidated balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the consolidated balance sheet.

NOTE 4 – RESEARCH AND DEVELOPMENT

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities. Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and stock-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred. We make payments to the CRO’s based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the consolidated financial statements as prepaid expenses. We review and charge to expense accrued CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Our accrued CRO costs are subject to revisions as such studies progress towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We did not have prepaid CRO costs or prepaid clinical trial study expenses at June 30, 2021 or 2020.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	June 30,	December 31,
	2021	2020

	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	597	597
Computer hardware and software	105	106
Machinery and equipment	274	274
Land and improvements	162	162
Other personal property	70	70
Office equipment	27	27
Total	2,508	2,509
Less: accumulated depreciation	(2,047)	(2,025)
Net property, plant and equipment	$461	$484

We do not have leasehold improvements. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

Depreciation expense was $11 thousand and $14 thousand for each of the three month periods ended June 30, 2021 and 2020, respectively. Depreciation expense was $23 thousand and $29 thousand for each of the six month periods ended June 30, 2021 and 2020, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	June 30,	December 31,
	2021	2020

	(in thousands)
Cost sharing expenses under license agreements	$428	$428
Other fees and services	22	24
Payroll, payroll taxes and benefits	48	8
Professional services	141	117
Financed premiums on insurance policies	—	28
Property taxes	4	9
Franchise taxes	30	17
Total	$673	$631

NOTE 7 – DEBT

Related Party Convertible Loan

At December 31, 2018, we had borrowed an aggregate of $4.35 million from Mr. Schutte, a related-party. From January 1, 2019 and through June 27, 2019, we borrowed additional amounts from Mr. Schutte for $650 thousand and issued various promissory notes to him with the same terms and conditions from the previous loans (the Schutte Notes).On June 28, 2019 we restructured the $5.0 million loan to borrow an additional $725 thousand from Mr. Schutte bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, granted principal and interest conversion rights into shares of our common stock at a price of $0.16 per share, issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share, and granted a security interest in all of the Company’s assets, which includes our intellectual property. The principal amount of the loan is convertible into 37.5 million shares of our common stock. The $6.0 million convertible debt, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019. Interest expense was $87 thousand and $113 thousand for each of the three month periods ended June 30, 2021 and 2020, respectively,and was $200 thousand and $225 thousand for each of the six month periods ended June 30, 2021 and 2020, respectively.

On June 9, 2021, we received notice of conversion from AD Pharma for the $6.0 million Promissory Note and approximately $877 thousand of accrued but unpaid interest. The principal and interest were converted into 42,984,375 shares of the Company’s common stock. Effective with this conversion, the Promissory Note is retired and the Company is working with AD Pharma to release their security interest in all the Company’s assets. AD Pharma directly owns approximately 66% of our common stock at June 30, 2021.

Paycheck Protection Program

1st PPP Loan

On April 13, 2020, the Company received a loan (the “1st Loan”) from JP Morgan Chase Bank in the aggregate amount of $269 thousand, pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The 1st Loan, in the form of a promissory note, matures on April 8, 2022. Under the terms of the PPP, certain amounts of the 1st Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company was not yet approved for forgiveness under the PPP as of June 30, 2021; however such was forgiven by the Small Business Administration in July, 2021.

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

MainPointe Pharmaceuticals LLC

Mr. Schutte is the principal owner of MainPointe Pharmaceuticals LLC, a Kentucky limited liability company (“MainPointe”). In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million. The Company is receiving a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported royalty revenue for the three months ended June 30, 2021 and 2020 is $0 thousand and $3 thousand, respectively of royalty revenue from MainPointe. Included in the reported royalty revenue for the six months ended June 30, 2021 and 2020 is $2 thousand and $6 thousand, respectively of royalty revenue from MainPointe. (See Note 2). On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura; which was rescinded by AD Pharma in October 2020.

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

On June 9, 2021, we received notice of conversion from AD Pharma for the $6.0 million Promissory Note and approximately $877 thousand of accrued but unpaid interest. The principal and interest were converted into 42,984,375 shares of the Company’s common stock. Effective with this conversion, the Promissory Note is retired and the Company is working with AD Pharma, LLC to release their security interest in all the Company’s assets. AD Pharma directly owns approximately 66% of our common stock at June 30, 2021.

AD Pharma Agreement covering LTX-03

On June 28, 2019 we entered into a License, Development and Commercialization Agreement, as amended in October 2020 and in July 2021 (the “AD Pharma Amended Agreement”), with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors for the completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. The AD Pharma Amended Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03 as well as LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam). The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month and ended on July 31, 2021, and to reimburse us all our outside development costs for LTX-03. On each of July 1, 2021, July 8, 2021, and August 4, 2021 we received from AD Pharma the $200 thousand payment for the February 2021, March 2021, and April 2021 license fees, respectively. AD Pharma is delinquent in remitting monthly license payments for May, 2021 thru July, 2021 which aggregates to $0.6 million, and approximately $97 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement.

The AD Pharma Amended Agreement, requires the NDA for LTX-03 be accepted by the FDA by February 28, 2022 or AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires. AD Pharma does have the right to terminate the AD Pharma Amended Agreement anytime for “convenience on 30 days prior written notice”. AD Pharma retains commercialization rights from which Acura will receive stepped royalties on sales and potential sales related milestones. AD Pharma also has a license to the Limitx patents for LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam) which are not subject to any development agreement or responsibilities by Acura. Upon commercialization of the licensed products, Acura receives stepped royalties on sales and is eligible for certain sales related milestones.

We also granted authority to MainPointe Pharmaceuticals, LLC (MainPointe) to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength), and the Option Product exercise price of $500 thousand was waived if the exercise of the option occurred by June 28, 2024 (five years from the effective date of the AD Pharma Agreement), however effective with the October 2020 amendment to the AD Pharma Agreement, this option and right was rescinded. In March 2017, we granted MainPointe an exclusive license to our IMPEDE ® Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada. On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura; which was rescinded by AD Pharma in October 2020.

NOTE 9 – COMMON STOCK PURCHASE WARRANTS

Our warrant activity during the six month periods ended June 30, 2021 and 2020 is shown below (in thousands except price data):

June 30,
	2021		2020
		WAvg		WAvg
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding, Jan. 1	11,782	$0.09	11,842	$0.10
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Modification	—	—	—	—
Outstanding, Jun. 30	11,782	$0.09	11,842	$0.10

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

In June 2019 as part of the changes made to the loan agreements we had with Mr. Schutte, each having an original due date of January 2, 2020, we issued to him a warrant to purchase 10.0 million shares of our common stock exercisable at a price of $0.01 per share and expire five years after issuance in June 2024. We obtained a valuation of fair value on the warrant and $1.145 million was allocated to the warrant and accounted for as equity. (See Note 7 and Note 8). The warrant for 10.0 million shares was assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019.

During December 2020, warrants expired that were exercisable for 60 thousand shares of our common stock and had an exercise price of $2.52 per share.

NOTE 10 – STOCK-BASED COMPENSATION EXPENSE

We have several stock-based compensation plans covering stock options and RSUs for our employees and directors.

We measure our compensation cost related to stock-based payment transactions based on fair value of the equity or liability classified instrument. For purposes of estimating the fair value of each stock option unit on the date of grant, we utilize the Black-Scholes option-pricing model. Option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of our common stock (as determined by reviewing our historical public market closing prices). Our accounting for stock-based compensation for RSUs is based on the closing market price of our common stock on the date of grant.

Our total stock-based compensation expense recognized in the Company’s results of operations from non-cash and cash-portioned instruments issued to our employees and directors comprised the following (in thousands):

	Three months Ended		Six months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Research and development costs:
Stock options	$—	$—	$—	$—
Restricted stock units	—	—	—	—
Subtotal	$—	$—	$—	$—

General and administrative costs:
Stock options	$—	$—	$—	$—
Restricted stock units	63	18	63	33
Subtotal	63	18	63	33

Total	$63	$18	$63	$33

Stock Option Plans

We maintain various stock option plans. A summary of our stock option plans as of June 30, 2021 and 2020 and for the three months then ended consisted of the following (in thousands except exercise price):

	Six Months ended June 30,
	2021		2020
		Weighted		Weighted
	Number	Average		Average
	of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding, Jan. 1	1,254	$3.46	1,356	$4.45
Granted	—	—	—	—
Exercised	(80)	0.15	—	—
Forfeited	—	—	—	—
Expired	(12)	17.30	(12)	27.35
Outstanding, Jun. 30	1,162	$3.55	1,344	$4.24
Exercisable, Jun. 30	1,162	$3.55	1,344	$4.24

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

The intrinsic value contained in the stock option awards which are vested and outstanding at June 30, 2021 is approximately $110 thousand.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors, a 2021 Restricted Stock Unit Award Plan (the “2021 RSU Plan) and a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan). Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. Our non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The portion of the RSU awards subject to cash settlement are recorded as a liability in the Company’s consolidated balance sheet as they vest and being marked-to-market each reporting period until they are distributed. The liability was $35 thousand at June 30, 2021.

The compensation cost to be incurred on a granted RSU without a cash settlement option is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense and recorded to additional paid-in capital over the vesting period of the RSU award.

A summary of the grants under the RSU Plans as of June 30, 2021 and 2020, and for the six months then ended consisted of the following (in thousands):

	Six Months Ended June 30,
	2021		2020
		Number of		Number of
	Number	Vested	Number of	Vested
	of RSUs	RSUs	RSUs	RSUs
Outstanding, Jan. 1	839	839	1,017	1,017
Granted	267	—	219	—
Distributed	(447)	(447)	(397)	(397)
Vested	—	133	—	110
Forfeited	—	—	—	—
Outstanding, Jun. 30	659	525	839	730

2021 Restricted Stock Unit Award Plan

Our 2021 RSU Plan was approved by shareholders in May 2021 and permits the grant of up to 2.50 million shares of our common stock pursuant to awards under the 2021 RSU Plan. As of June 30, 2021, there are 2.23 million shares which remain available for award under the 2021 RSU Plan.

Information about the award activity under the 2021 RSU Plan is as follows:

●	In May 2021, we awarded approximately 66 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. The awards vest 50% at the end of calendar quarter June 30, 2021 and 25% at each end of calendar quarter in 2021 thereafter. Settlement of this RSU will occur on January 4, 2022 the first business day of the year after vesting. The portion of the RSU awards which is subject to cash settlement will also be subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments recorded to stock compensation expense in the general and administration operating category of our income statement.

2017 Restricted Stock Unit Award Plan

Our 2017 RSU Plan was approved by shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. As of June 30, 2021, there are no shares which remain available for award under the 2017 RSU Plan.

Information about the award activity under the 2017 RSU Plan is as follows:

●	In December 2017, we awarded 200 thousand RSUs to our employees. Such RSU awards vested 100% after one full year of service. Distributions of the vested RSU awards to the employees are being made in three equal installments on the first business day of each of January 2020, 2021, and 2022 or earlier upon a qualifying change of control.
●	In December 2018, we awarded 488 thousand RSUs to our employees. Such RSU awards vested 100% after one full year of service. Distributions of the vested RSU awards to the employees are being made in three equal installments on the first business day of each of January 2021, 2022, and 2023 or earlier upon a qualifying change of control.
●	In January 2019, we awarded approximately 83 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. The awards vest 25% at the end of each calendar quarter in 2019. Settlement of this RSU award occurred on January 2, 2020, the first business day of the year after vesting. The portion of the RSU awards which were subject to cash settlement was also subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments which were recorded to stock compensation expense in the general and administration operating category of our income statement.

●	In January 2020, we awarded approximately 55 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. The awards vest 25% at the end of each calendar quarter in 2020. Settlement of this RSU award did occur on January 4, 2021, the first business day of the year after vesting. The portion of the RSU awards which are subject to cash settlement will also be subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments recorded to stock compensation expense in the general and administration operating category of our income statement.

Information about the distribution of share activity under the 2017 RSU Plan is as follows:

●	In January 2019, 267 thousand RSUs were distributed to our non-employee directors from their January 2018 award and settled in common stock.
●	In January 2020, 333 thousand RSUs were distributed to our non-employee directors from their January 2019 award with 296 thousand RSUs settled in common stock, 4 thousand RSUs used to settle the purchase price and 33 thousand RSUs settled in cash.
●	In January 2020, 64 thousand RSUs were distributed to our current and former employees representing one third of their 2017 award with 54 thousand RSUs settled in common stock and 10 thousand RSUs used to settle the purchase price and employee withholding taxes.
●	In January 2021, 219 thousand RSUs were distributed to our non-employee directors from their January 2020 award and settled in common stock.
●	In January 2021, 228 thousand RSUs were distributed to our current and former employees representing one third of their December 2017 award and one third of their December 2018 award, with 185 thousand RSUs settled in common stock and 43 thousand RSUs used to settle the purchase price and employee withholding taxes.

NOTE 11 – LEASES

In June 2021, the Company entered into a finance lease for a scientific piece of equipment for a term of 24 months with equal monthly payment of $3 thousand.

The following table reflects supplemental balance sheet information related to the lease as of June 30, 2021 and December 31, 2020 (in thousands):

		June 30,	December 31,
	Financial Statement Classification	2021	2020

		(in thousands)
Assets
Finance lease right of use	Other long-term assets	$66	$—

Liabilities
Finance lease liability - current	Other current liabilities	$33	$—
Finance lease liability - noncurrent	Other long-term liabilities	33	—
Total lease liability		66	$—

NOTE 12 – INCOME TAXES

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $138 million gross Federal NOLs at June 30, 2021. On June 9, 2021 we believe the conversion for the $6.0 million Promissory Note and approximately $877 thousand of accrued but unpaid interest into 42,984,375 shares of the Company’s common stock created another qualifying event under IRC 382 which will most likely continue to further limit our utilization of our NOLs. We believe the gross Federal NOL benefit we generated prior to January 1, 2018 available to offset taxable income and prior to the June 9, 2021 conversion, was less than $150 thousand annually. As prescribed under Internal Revenue Code, any unused Federal NOL benefit from the annual limitation can be accumulated and carried forward to the subsequent year and will expire if not used in accordance with the NOL carried forward term of 20 years or 2037, if generated before 2018 while our Federal NOLs generated after 2017 can be carried forward indefinitely. Future common stock transactions, such as the exercise of common stock purchase warrants, may cause another qualifying event under IRC 382 which will most likely continue to further limit our utilization of our NOLs.

The realization of deferred income tax assets is dependent upon future earnings, if any, and the timing and amount of which may be uncertain. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At June 30, 2021 and December 31, 2020, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 13 –NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to both vested Restricted Stock Units (“RSUs”) which settle in shares (See Note 10) and a stock warrant exercisable for 10.0 million shares having an exercise price of $0.01 per share (See Note 7). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. As the Company reported a net loss for the six month periods ending June 30, 2021 and 2020, the effects of common stock equivalents were excluded as the diluted net loss per share calculation would have been antidilutive. The weighted-average common share outstanding diluted computation is not impacted during any period where the exercise price of a stock option, common stock warrant or convertible loan is greater than the average market price of our common stock.

A reconciliation of the numerators and denominators of basic and diluted net income (loss) per share (“EPS”) consisted of the following (in thousands except per share data):

	Three months Ended		Six months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic net income (loss) per share
Numerator: net income (loss)	$(387)	$308	$(646)	$(287)
Denominator (weighted average):
Common shares	32,496	21,650	27,314	21,650
RSUs – vested	393	654	393	637
Common stock purchase warrants	10,000	10,000	10,000	10,000
Basic weighted average shares outstanding	42,889	32,304	37,707	32,287
Basic net income (loss) per share	$(0.01)	$0.01	$(0.02)	$(0.01)

Diluted net income (loss) per share
Numerator: net income (loss)	$(387)	$308	$(646)	$(287)
Denominator (weighted average):
Common shares	32,496	21,650	27,314	21,650
RSUs	393	717	393	637
Stock options	—	115	—	—
Common stock purchase warrants	10,000	10,000	10,000	10,000
Diluted weighted average shares outstanding	42,889	32,482	37,707	32,287
Diluted net income (loss) per share	$(0.01)	$0.01	$(0.02)	$(0.01)

Excluded securities (non-weighted):
Common shares issuable:
RSUs	80	153	80	153
Stock options	1,162	1,121	1,162	1,344
Common stock purchase warrants	1,782	1,842	1,782	1,842
Convertible loan	—	37,500	—	37,500
Total excluded potentially dilutive shares	3,024	40,616	3,024	40,839

NOTE 14 – SUBSEQUENT EVENTS

On each of July 1, 2021, July 8, 2021, and August 4, 2021 we received from AD Pharma the $200 thousand payment for the February 2021, March 2021, and April 2021 license fees, respectively.

On July 21, 2021 we were notified by JP Morgan Chase Bank that the 1st Loan under the Paycheck Protection Program of $269 thousand has been forgiven in its entirety.

On July 26, 2021 we received an amendment to its License, Development and Commercialization Agreement regarding Acura’s LIMITx™ LTX-03 product candidate with Abuse Deterrent Pharma, LLC to extend the NDA Acceptance Date for LTX-03 to February 28, 2022.

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

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to:

●	our ability to fund or obtain funding for our continuing operations, including the development of our products utilizing our LIMITx and IMPEDE technologies;
●	whether we will receive FDA acceptance for an NDA for LTX-03 by the target date;
●	whether our licensees will terminate the license prior to commercialization;
●	the expected results of clinical studies relating to LTX-03 or any successor product candidate, the date by which such studies will complete and the results will be available and whether any product candidate will ultimately receive FDA approval;
●	the ability of LTX-03 single tablets to achieve bioequivalence or to demonstrate efficacy in a clinical study;
●	whether our licensing partners will develop any additional products and utilize Acura for such development;
●	whether LIMITx will retard the release of opioid active ingredients as dose levels increase;
●	whether the extent to which products formulated with the LIMITx technology mitigate respiratory depression risk will be determined sufficient by the FDA;
●	our and our licensee’s ability to successfully launch and commercialize our products and technologies;
●	our and our licensee’s ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;
●	the market acceptance of, timing of commercial launch and competitive environment for any of our products;
●	our ability to develop and enter into additional license agreements for our product candidates using our technologies;
●	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;
●	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;
●	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support an NDA and FDA approval of our product candidates;
●	changes in regulatory requirements;
●	adverse safety findings relating to our commercialized products or product candidates in development;
●	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and whether we will be able to promote the features of our technologies; and
●	whether our product candidates will ultimately perform as intended in commercial settings.

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

Limitx, a development stage technology, is designed to retard the release of active drug ingredients when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. We have completed four clinical studies of various product formulations utilizing the Limitx Technology which have demonstrated proof-of-concept for the Limitx Technology and will allow us to advance a product to development for a New Drug Application, or NDA.Studies AP-LTX-400, or Study 400, and Study AP-LTX-401, or Study 401, both utilizing our LTX-04 hydromorphone formulation demonstrated the mean maximum drug concentration in blood, or Cmax, was reduced in healthy adult fasted subjects by 50% to 65% when excessive buffer levels were ingested or a situation consistent with over-ingestion of tablets. Study AP-LTX-301, or Study 301 demonstrated drug Cmax from LTX-03, a Limitx hydrocodone bitartrate and acetaminophen combination product, in healthy adult fasted subjects trended toward bioequivalence in test formulations A through E and showed an increasing reduction in Cmax for formulations F through H; in which formulations A though H had increasing incremental amounts of buffer starting with no buffer in formulation A. We believe the results of Study 301 demonstrated that LTX-03 is a formulation that optimizes the balance between effective blood levels of drug for pain relief at a single tablet dose while retarding bioavailability of drug when multiple tablets are ingested. The FDA designated the development program for LTX-04 as Fast Track, which is designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. However, we are advancing LTX-03, which combines the hydrocodone micro-particles, acetaminophen and buffer ingredients into a single tablet, as our lead Limitx product candidate due to its larger market size and its known prevalence of oral excessive tablet abuse and overdose, and we voluntarily placed the Investigational New Drug Application, or IND, for LTX-04 on inactive status. We submitted an IND for LTX-03 to the FDA in the first quarter of 2018 in order to advance to NDA development, which became effective in April 2018.

On June 28, 2019 we entered into a License, Development and Commercialization Agreement, as amended in October 2020 and in July 2021 (the “AD Pharma Amended Agreement”), with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors, for the completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. AD Pharma is delinquent in remitting monthly license payments for May, 2021 thru July, 2021 which aggregates to $0.6 million, and approximately $97 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement.

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

We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. On March 16, 2017, we and MainPointe Pharmaceuticals, LLC, or MainPointe, entered into a License, Commercialization and Option Agreement, or the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede technology in the U.S. and Canada to commercialize our Nexafed products. The MainPointe Agreement also grants MainPointe the option to expand the licensed territory to the European Union, Japan and South Korea and to add additional pseudoephedrine-containing products utilizing our Impede technology. MainPointe is controlled by Mr. John Schutte, who became our largest shareholder pursuant to a private placement completed in July 2017. On January 1, 2020, MainPointe assigned to AD Pharma, an entity controlled by Mr. Schutte, with Acura’s consent, all of its right, title and interest in the Agreement between MainPointe and Acura; which was rescinded by AD Pharma in October 2020.

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

Overdose is not limited to intentional acts of self-harm. In 2019, over 93,000 citizens died from accidental licit and illicit drug overdose, with the most prevalent licit drug classes being opioids, psychostimulants, benzodiazepines and antidepressants. The misuse and abuse of opioid analgesics continues to constitute a dynamic and challenging threat to the United States and in 2017, the US Government declared opioid abuse as an epidemic and national health emergency. In 2018, an estimated 9.9 million persons aged 12 years and older, reported opioid misuse in the past year. Overdoses involving opioids killed nearly 47,000 people in 2018 and 32% of those deaths involved prescription opioids.

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

LIMITx Technology Products in Development

We have the following products in development utilizing our LIMITx Technology:

LIMITx Technology Products	Status
Immediate-release hydrocodone bitartrate with acetaminophen (LTX-03)	FDA registration/clinical batches complete in Feb. 2021 – long term shelf life testing in progress. IND updated Feb. 2021 with protocols for 3 human clinical studies.
Immediate-release oxycodone HCl (LTX-01) & (LTX-02)	Formulation development in process
Immediate-release non-opioid drug (LTX-09)	Formulation development in process
Immediate-release hydromorphone HCI (LTX-04)	Two Phase I exploratory pharmacokinetic studies completed. IND no longer active.

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

Manufacturing

We have completed with AD Pharma, commercial scale-up of the LTX-03 manufacturing process at a contract manufacturing organization. In February 2021, we completed manufacturing three NDA required registration/clinical batches of the to-be-marketed LTX-03 formulation on the commercial scale manufacturing equipment with all batches passing initial quality assurance testing. We have initiated a six month shelf life study on these tablets for submission in the NDA.

IND Update

We submitted an Investigational New Drug Application, or IND with respect to LTX-03, to the FDA in the first quarter of 2018, which became effective in April 2018. In February 2021, we submitted to the FDA an update to the LTX-03 IND with our proposed clinical protocols for further development of LTX-03. The clinical protocols includes:

●	A one tablet, single dose pharmacokinetic study in fasted, healthy adult subjects;
●	A 2, 5 and 9 tablet single dose pharmacokinetic study in fasted, healthy adult subjects; and
●	A one tablet, single dose pharmacokinetic study in fed, healthy adult subjects.

These studies also contains design components to evaluate certain pharmacologic data with respect to, among other things, acidic beverages and drug interactions. These design of these studies was based on advice letters received from the FDA but no guarantees can be made that these studies, even if successful, will be sufficient to warrant FDA approval. In June and July 2021, we received questions regarding our protocols from the FDA with FDA recommending our high dose protocol include continuous CO2 monitoring.

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

AD Pharma Agreement covering LTX-03

On June 28, 2019 we announced a License, Development and Commercialization Agreement, as amended in October 2020 and July 2021 (the “AD Pharma Amended Agreement”), with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors. Under the terms of this Agreement, the Company is responsible for completing the development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology and grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Financial arrangements include monthly license payments by AD Pharma of $350 thousand up to April 2020 and $200 thousand thereafter until July 31, 2021, and reimbursement of all our outside development costs for LTX-03. Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones. AD Pharma is delinquent in remitting monthly license payments for May, 2021 thru July, 2021 which aggregates to $0.6 million and approximately $$97 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement. AD Pharma also has licensed commercialization rights to LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam).

AD Pharma may terminate the AD Pharma Amended Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by February 28, 2022, AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires.

We also granted authority to MainPointe Pharmaceuticals, LLC (MainPointe) to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength) and the Option Product exercise price of $500 thousand was waived if the exercise of the option occurred by June 28, 2024 (five years from the effective date), however effective with the October 2020 amendment, this option and right was rescinded. In March 2017, we granted MainPointe an exclusive license to our IMPEDE ® Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada. On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura dated March 16, 2017; which was rescinded by AD Pharma in October 2020.

Mr. Schutte directly owns approximately 14% of our common stock as of June 30, 2021. Mr. Schutte also controls MainPointe and is an investor in AD Pharma. AD Pharma directly owns approximately 66% of our common stock as of June 30, 2021.

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

The safety and efficacy of Oxaydo 5mg and 7.5mg tablets was established by demonstrating bioequivalence to commercially available oxycodone immediate-release tablets in the fasted state. Oxaydo differs from oxycodone tablets when taken with a high fat meal though these differences are not considered clinically relevant, and Oxaydo can be taken without regard to food. The FDA-approved label for Oxaydo describes elements unique to our Aversion Technology, which differs from current commercially available oxycodone immediate-release tablets. The label for Oxaydo includes the results from a clinical study that evaluated the effects of nasally snorting crushed Oxaydo and commercially available oxycodone tablets, and limitations on exposing Oxaydo Tablets to water and other solvents and administration through feeding tubes. The clinical study evaluated 40 non-dependent recreational opioid users, who self-administered the equivalent of 15mg of oxycodone. After accounting for a first sequence effect, the study demonstrated:

●	30% of subjects exposed to Oxaydo responded that they would not take the drug again compared to 5% of subjects exposed to immediate-release oxycodone;
●	subjects taking Oxaydo reported a higher incidence of nasopharyngeal and facial adverse events compared to immediate-release oxycodone;
●	a decreased ability to completely insufflate two crushed Oxaydo Tablets within a fixed time period (21 of 40 subjects), while all subjects were able to completely insufflate the entire dose of immediate-release oxycodone; and

●	small numeric differences in the median and mean drug liking scores, which were lower in response to Oxaydo than immediate-release oxycodone.

We and Assertio have a post-approval commitment with the FDA to perform an epidemiology study to assess the actual impact on abuse of Oxaydo Tablets.

Further, the Oxaydo product label guides patients not to crush and dissolve the tablets or pre-soak, lick or otherwise wet the tablets prior to administration. Similarly, caregivers are advised not to crush and dissolve the tablets or otherwise use Oxaydo for administration via nasogastric, gastric or other feeding tubes as it may cause an obstruction. We believe that Assertio has shifted focus to marketing other products in their portfolio and deemphasized the marketing of Oxaydo. We did not earn a royalty on Oxaydo for the second quarter 2021.

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

We have developed a next generation Impede 2.0 Technology with additional inactive ingredients to improve the meth-resistance of our technology which is currently used in Nexafed Tablets. One-pot, direct conversion meth testing performed by our CRO on the following commercially available products resulted in:

	Meth Resistant
Product/Formulation	Technology	Meth Recovery[1]	Purity[2]
Sudafed® 30mg Tablets	None	67%	62%
Nexafed 30mg Technology	Impede® 1.0	38%	65%
Zephrex-D® 30mg Pills	Tarex®	28%	51%
Nexafed 120mg Extended-release tablets	Impede® 2.0	17%	34%
[1]	Total methamphetamine HCl recovered from the equivalent of 100 PSE 30mg tablets divided by the maximum theoretical yield of 2.7 grams.

[2]	Total methamphetamine HCl recovered from the equivalent of 100 PSE 30mg tablets divided by the total weight of powder recovered.

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

On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe; which was rescinded y AD Pharma in October 2020.

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

Reference		Active
Brand[1]	Brand Company	Ingredient(s)
Claritin-D	Bayer	PSE & Loraditine[2]
Allegra-D	Chattem	PSE & Fexofenadine[2]
Zyrtec-D	Pfizer	PSE & Ceterizine[2]
Advil Sinus	Pfizer	PSE & Ibuprofen
Sudafed 12 Hour	J&J	PSE[2]
Sudafed 30mg	J&J	PSE
[1]	Branded product only. Does not include store brand sales.
[2]	Extended release PSE formulations

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

Patents and Patent Applications

We have the following issued patents covering, among other things, our LIMITx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033
9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033
9,662,393 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	May 2017	Nov. 2033
10,441,657 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Sept. 2019	Nov. 2033
10,688,184 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Jun. 2020	Nov. 2033
11,083,794 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when overdosed	Aug. 2021	Nov. 2033
2,892,908(CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
5,922,851 (JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
ZL201380062421.0 (CHN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2018	Nov. 2033
201711090908.6 (CHN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Oct.2020	Nov. 2033
2,925,304 (EUR)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Sept. 2018	Nov. 2033
2015124694 (RUS)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Nov. 2018	Nov. 2033
2013352162 (AUS)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Dec. 2018	Nov. 2033
366159 (MEX)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2019	Nov. 2033
238713 (ISR)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2019	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No.	Subject Matter	Issued	Expires
(Jurisdiction)
7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	Jul. 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023
9,492,443 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Nov. 2016	Nov. 2023

We have the following additional issued patents relating to our Aversion Technology:

Patent No.	Subject Matter	Issued	Expires
(Jurisdiction)
8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	Jul. 2014	Nov. 2023
2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027
175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
1694260 (EUR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patents covering, among other things, our Nexafed product line and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032
9,757,466 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Sept. 2017	Feb. 2032
10,004,699 (US)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Jun. 2018	Dec. 2035
10,155,044 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2018	Feb. 2032
2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sept. 2030
218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jan. 2016	Sept. 2030
2015274936 (AUS)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Sept. 2018	Jun. 2035
13102020.5 (HK)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Oct. 2016	Sept. 2030

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

Reference is made to the Risk Factors contained in this Report and on Form 10-K for the year ended December 31, 2020 for a discussion of, among other things, patent applications and patents owned by third parties, including claims that may encompass our Aversion Technology and Oxaydo Tablets, and the risk of infringement, interference or opposition proceedings that we may be subject to arising from such patents and patent applications.

Company’s Present Financial Condition

As of June 30, 2021, we had cash of $167 thousand, working capital of $0.2 thousand and an accumulated deficit of $390 million. We had a loss from operations of $446 thousand and a net loss of $646 thousand for the six months ended June 30, 2021, and had a loss from operations of $758 thousand and a net loss of $1.2 million for the year ended December 31, 2020. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future. As of August 13, 2021 our cash balance was approximately $220 thousand.

Currently, the License, Development and Commercialization Agreement dated June 28, 2019 as amended (“AD Pharma Amended Agreement”), requires AD Pharma to pay us a monthly license payment of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month and ended on July 31, 2021, and to reimburse us all our outside development costs for LTX-03.

AD Pharma is delinquent in remitting monthly license payments for May, 2021 thru July, 2021 which aggregates to $0.6 million and approximately $97 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement.

The AD Pharma Amended Agreement, requires that the NDA for LTX-03 be accepted by the FDA February 28, 2022 or AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. The AD Pharma Amended Agreement allows AD Pharma to terminate the AD Pharma Amended Agreement “for convenience”. Whether or not AD Pharma exercises their right to terminate the AD Pharma Amended Agreement, we need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

Three months Ended June 30, 2021 Compared to Three months Ended June 30, 2020

	June 30,
	2021	2020	Increase (decrease)

Revenues:	$000’s			Percent
Royalties	$3	$34	$(31)	(91)%
Collaboration from related party	10	44	(34)	(77)
License fees from related party	600	1,050	(450)	(43)
Product sales, net of allowances	—	223	(223)	(100)
Total revenues	613	1,351	(738)	(55)

Expenses:
Research and development	390	445	(55)	(12)
General and administrative	523	485	38	8
Total operating expenses	913	930	(17)	(2)
Operating (loss) income	(300)	421	(721)	(171)

Interest expense – related party	(87)	(113)	(26)	(23)
Loss before income taxes	(387)	308	(695)	(226)
Provision for income taxes	—	—	—	—
Net loss	$(387)	$308	$(695)	(226)%

Revenues

License Fees

We recognize license fees under the license and development agreement with AD Pharma for LTX-03 dated June 2019 and as amended in October 2020 and July 2021. We recognized $0.6 million and $1.05 million of license fees revenue during the three months ended June 30, 2021 and 2020, respectively.

Collaboration Revenue

Collaboration revenue is derived from research and development services we perform under the license and development agreement with AD Pharma for LTX-03. We recognized $10 thousand and $44 thousand of collaboration revenue during the three months ended June 30, 2021 and 2020, respectively.

Royalty Revenue

In connection with our license agreement with Assertio for Oxaydo Tablets, we earn a royalty based on product net sales. We recognized $3 thousand and $31 thousand of royalty revenue for Oxaydo during each of the three months ended June 30, 2021 and 2020, respectively. We believe that Assertio has shifted focus to marketing other products in their portfolio and deemphasized the marketing of Oxaydo and therefore we expect future lower royalties from lower product net sales of Oxaydo Tablets.

In connection with our license agreement with MainPointe for our Nexafed product line, we earn a royalty based on product net sales. We recognized $3 thousand of royalty revenue on Nexafed during the three months ended June 30, 2020.

Operating Expenses

Research and Development

Research and development expenses (“R&D”) primarily consisted of our activities with respect to our LIMITx Technology development under license with AD Pharma and can include, among other items, costs of preclinical and non-clinical internal and external activities, clinical study trials, clinical supplies and its related formulation and design costs, salaries and other personnel related expenses of our employees, consultants and our facility costs. Our R&D expenses remained relatively unchanged with having only a $55 thousand decrease between reporting periods, all expenses relate to the LTX-03 development activities.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Excluding the stock-based compensation expense of $63 thousand and $18 thousand included in the three months ended June 30, 2021 and 2020, respectively, our general and administrative expenses relatively unchanged with having only a $7 thousand decrease between reporting periods.

Non-Operating Expense

Interest Expense

For the three month period ending June 30, 2021 and 2020, we incurred interest expense of $87 thousand and $113 thousand, respectively, on the $6.0 million convertible debt. On June 9, 2021, we received notice of conversion from AD Pharma for the $6.0 million Promissory Note and approximately $877 thousand of accrued but unpaid interest. The principal and interest were converted into 42,984,375 shares of the Company’s common stock. Effective with this conversion, the Promissory Note is retired.

Income Taxes

Our results for the three month period ended June 30, 2021 and 2020 include no federal or state income tax benefit provisions due to 100% allowances placed against our deferred tax assets for the uncertainty of their future utilization.

Six months Ended June 30, 2021 Compared to Six months Ended June 30, 2020

	June 30,
	2021	2020	Increase (decrease)

Revenues:	$000’s			Percent
Royalties	$35	$67	$(32)	(48)%
Collaboration from related party	22	52	(30)	(58)
License fees from related party	1,200	2,100	(900)	(43)
Product sales, net of allowances	—	223	(223)	(100)
Total revenues	1,257	2,442	(1,185)	(49)

Expenses:
Research and development	795	832	(37)	(4)
General and administrative	908	1,672	(764)	(46)
Total operating expenses	1,703	2,504	(801)	(32)
Operating loss	(446)	(62)	384	620

Interest expense – related party	(200)	(225)	(25)	(11)
Loss before income taxes	(646)	(287)	3,590	125
Provision for income taxes	—	—	—	—
Net loss	$(646)	$(287)	$359	125%

Revenues

License Fees

We recognize license fees under the license and development agreement with AD Pharma for LTX-03 dated June 2019 and as amended in October 2020 and July 2021. We recognized $1.2 million and $2.1 million of license fees revenue during the six months ended June 30, 2021 and 2020, respectively.

Collaboration Revenue

Collaboration revenue is derived from research and development services we perform under the license and development agreement with AD Pharma for LTX-03. We recognized $22 thousand and $52 thousand of collaboration revenue during the six months ended June 30, 2021 and 2020, respectively.

Royalty Revenue

In connection with our license agreement with Assertio for Oxaydo Tablets, we earn a royalty based on product net sales. We recognized $33 thousand and $61 thousand of royalty revenue for Oxaydo during each of the six months ended June 30, 2021 and 2020, respectively. We believe that Assertio has shifted focus to marketing other products in their portfolio and deemphasized the marketing of Oxaydo and therefore we expect future lower royalties from lower product net sales of Oxaydo Tablets. We did not earn a royalty on Oxaydo sales for the second quarter 2021.

In connection with our license agreement with MainPointe for our Nexafed product line, we earn a royalty based on product net sales. We recognized $2 thousand and $6 thousand of royalty revenue on Nexafed during the six months ended June 30, 2021 and 2020, respectively.

Operating Expenses

Research and Development

Research and development expenses (“R&D”) primarily consisted of our activities with respect to our LIMITx Technology development under license with AD Pharma and can include, among other items, costs of preclinical and non-clinical internal and external activities, clinical study trials, clinical supplies and its related formulation and design costs, salaries and other personnel related expenses of our employees, consultants and our facility costs. Our R&D expenses remained relatively unchanged with having only a $37 thousand decrease between reporting periods, all expenses relate to the LTX-03 development activities.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Excluding the stock-based compensation expense of $63 thousand and $33 thousand included in the six months ended June 30, 2021 and 2020, respectively, our general and administrative expenses decreased by approximately $0.6 million between reporting periods. The decrease is primarily due from a nonrecurring impairment charge taken in 2020 of $668 thousand on an intangible asset as well as a reduction in its associated amortization expense of $46 thousand and a reduction in legal expenses of $66 thousand.

Non-Operating Expense

Interest Expense

For the six month period ending June 30, 2021 and 2020, we incurred interest expense of $200 thousand and $225 thousand, respectively, on our $6.0 million convertible debt. On June 9, 2021, we received notice of conversion from AD Pharma for the $6.0 million Promissory Note and approximately $877 thousand of accrued but unpaid interest. The principal and interest were converted into 42,984,375 shares of the Company’s common stock. Effective with this conversion, the Promissory Note is retired.

Income Taxes

Our results for the six month period ended June 30, 2021 and 2020 include no federal or state income tax benefit provisions due to 100% allowances placed against our deferred tax assets for the uncertainty of their future utilization.

Liquidity and Capital Resources

At June 30, 2021 we had cash of $167 thousand and working capital of $0.2 million. At December 31, 2020 we had cash of $413 thousand. We had a loss from operations of $446 thousand and a net loss of $646 thousand for the six months ended June 30, 2021, and had a loss from operations of $758 thousand and a net loss of $1.2 million for the year ended December 31, 2020. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future. As of August 13, 2021 our cash balance was approximately $220 thousand.

The License, Development and Commercialization Agreement with AD Pharma dated June 28, 2019, as amended in October 2020 and July 2021, required AD Pharma to pay to us for a period from inception up to April 2020 at which time the payment became $200 thousand per month and ended on July 31, 2021, and to reimburse us all our outside development costs for LTX-03.

AD Pharma is delinquent in remitting monthly license payments for May, 2021 thru July 31, 2021 which aggregates to $0.6 million and approximately $97 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement.

The AD Pharma Amended Agreement, requires the NDA for LTX-03 be accepted by the FDA by February 28, 2022 or AD Pharma has the option to terminate the AD Pharma Agreement and take ownership of the LIMITx intellectual property. The Agreement allows AD Pharma to terminate the Agreement “for convenience”. Whether or not AD Pharma exercises their right to terminate the AD Pharma Amended Agreement, we need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

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

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements, in the Company’s 2020 Annual Report on Form 10-K, includes a summary of the Company’s significant accounting policies and methods used in the preparation of the financial statements. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company’s critical accounting policies described in the 2020 Annual Report are also applicable to 2021.

Item 4. Controls and Procedures

(a)     Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined on Rules 13a – 13(e) and 15(d) – 15(e) under the Exchange Act) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise require to be set forth in the Company’s periodic reports.

(b)     Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 6. Exhibits

The exhibits required by this Item are listed below.

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 16, 2021	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer