Form 10-Q
period 2021-09-30
ACURA PHARMACEUTICALS, INC
filed 2021-11-15
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	ACUR	OTCQB Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $0.01 par value	Shares outstanding as of November 12, 2021: 65,089,043

ACURA PHARMACEUTICALS, INC. AND SUBSIDIARY

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Item 1. Interim Consolidated Financial Statements

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands except par value)

	September 30,	December 31,
	2021	2020

Assets:
Cash	$89	$413
Royalty receivable	67	30
Collaboration revenue receivable from related party	73	197
License fee revenue receivable from related party	400	400
Prepaid expenses and other current assets	216	139
Total current assets	845	1,179
Finance lease right of use (Note 11)	59	—
Property, plant and equipment, net (Note 5)	449	484
Intangible asset, net (Note 2)	53	73
Total assets	$1,406	$1,736

Liabilities:
Accounts payable	$135	$31
Accrued expenses (Note 6)	771	631
Finance lease liability - current (Note 11)	33	—
Loans under CARES Act (Note 7)	—	164
Other current liabilities (Note 10)	41	18
Accrued interest to related party (Note 7)	—	678
Convertible debt to related party, net of discounts (Note 7)	—	6,000
Total current liabilities	980	7,522
Finance lease liability - noncurrent (Note 11)	25	—
Loans under CARES Act - noncurrent (Note 7)	266	105
Total liabilities	$1,271	$7,627

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):
Common stock - $0.01 par value per share; 100,000 shares authorized, 65,089 and 21,650 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	651	216
Additional paid-in capital	389,596	383,097
Accumulated deficit	(390,112)	(389,204)
Total stockholders’ equity (deficit)	135	(5,891)

Total liabilities and stockholders’ equity (deficit)	$1,406	$1,736

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands except per share amounts)

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Royalties	$67	$14	$102	$81
Collaboration - related party	3	96	25	148
License fees - related party	200	300	1,400	2,400
Product sales, net of allowance (Note 3)	—	—	—	223
Total revenues	270	410	1,527	2,852
Expenses:
Research and development	385	519	1,180	1,351
General and administrative	416	456	1,324	2,128
Total expenses	801	975	2,504	3,479
Operating loss	(531)	(565)	(977)	(627)
Gain on forgiveness of a loan under CARES Act (Note 7)	269	—	269	—
Interest expense - related party (Note 7)	—	(113)	(200)	(338)
Loss before provision for income taxes	(262)	(678)	(908)	(965)
Provision for income taxes	—	—	—	—
Net loss	$(262)	$(678)	$(908)	$(965)

Net loss per share:
Basic	$(0.00)	$(0.02)	$(0.02)	$(0.03)
Diluted	$(0.00)	$(0.02)	$(0.02)	$(0.03)
Weighted average number of shares outstanding:
Basic	75,561	32,336	50,464	32,304
Diluted	75,561	32,336	50,464	32,304

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN ACCUMULATED STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited; in thousands)

	Common Stock		Additional
	Number	$0.01 Par	Paid-in	Accumulated
	of Shares	Value	Capital	Deficit	Total
Balance at January 1, 2021	21,650	$216	$383,097	$(389,204)	$(5,891)
Net loss	—	—	—	(259)	(259)
Net distribution of common stock pursuant to restricted stock unit award plan	405	4	9	—	13
Exercise of stock options	50	1	(1)	—	—
Balance at March 31, 2021	22,105	$221	$383,105	$(389,463)	$(6,137)
Net loss	—	—	—	(387)	(387)
Non-cash stock-based compensation	—	—	29	—	29
Conversion of debt principal	37,500	375	5,625	—	6,000
Conversion of debt interest	5,484	55	822	—	877
Balance at June 30, 2021	65,089	$651	$389,581	$(389,850)	$382
Net loss	—	—	—	(262)	(262)
Non-cash stock-based compensation	—	—	15	—	15
Balance at September 30, 2021	65,089	$651	$389,596	$(390,112)	$135

	Common Stock		Additional
	Number	$0.01 Par	Paid-in	Accumulated
	of Shares	Value	Capital	Deficit	Total
Balance at January 1, 2020	21,300	$213	$383,042	$(387,996)	$(4,741)
Net loss	—	—	—	(595)	(595)
Non-cash stock-based compensation	—	—	9	—	9
Net distribution of common stock pursuant to restricted stock unit award plan	350	3	19	—	22
Balance at March 31, 2020	21,650	$216	$383,070	$(388,591)	$(5,305)
Net income	—	—	—	308	308
Non-cash stock-based compensation	—	—	9	—	9
Balance at June 30, 2020	21,650	$216	$383,079	$(388,283)	$(4,988)
Net loss	—	—	—	(678)	(678)
Non-cash stock-based compensation	—	—	9	—	9
Balance at September 30, 2020	21,650	$216	$383,088	$(388,961)	$(5,657)

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(908)	$(965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35	42
Non-cash stock-based compensation	44	27
Amortization of intangible asset	20	64
Amortization of right of use asset	8	—
Impairment charge on intangible asset	—	668
Changes in assets and liabilities:
Royalty receivable	(37)	75
Collaboration revenue receivable from related party	124	(37)
License fee receivable from related party	—	(800)
Prepaid expenses and other current assets	(77)	(86)
Income taxes refundable	—	67
Accounts payable	104	47
Accrued expenses	140	136
Lease liability	(8)	—
Sales return liability	—	(223)
Accrued interest on related party loans	199	338
Other current liabilities	40	8
Net cash used in operating activities	(316)	(639)
Cash Flows from Financing Activities:
Proceeds from distribution of restricted stock units	3	3
Statutory minimum payroll withholding taxes paid on the distribution of shares under a RSU award plan	(8)	(2)
Proceeds from loan under CARES Act	266	269
Gain on forgiveness of a loan under CARES Act	(269)	—
Net cash (used in) provided by financing activities	(8)	270
Net decrease in cash	(324)	(369)
Cash at beginning of period	413	862
Cash at end of end of period	$89	$493

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to unaudited consolidated financial statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND MARCH 31, 2020

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

Basis of Presentation, Liquidity and Substantial Doubt of Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of September 30, 2021, we had cash of $89 thousand, working capital deficit of $135 thousand and an accumulated deficit of $390 million. We had a loss from operations of $977 thousand and a net loss of $908 thousand for the nine months ended September 30, 2021, and had a loss from operations of $758 thousand and a net loss of $1.2 million for the year ended December 31, 2020. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future.

On June 28, 2019 we announced a License, Development and Commercialization Agreement, as amended in October 2020 and in July 2021 (the “AD Pharma Amended Agreement”), with Abuse Deterrent Pharma, LLC (“AD Pharma”). The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month and continued through July 31, 2021, and to reimburse us all our outside development costs for LTX-03. At September 30, 2021, AD Pharma was delinquent in remitting the monthly license payments to us for June, 2021 and July, 2021 which aggregates to $400 thousand, and approximately $72 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement. In October and November 2021, AD Pharma remitted to us $350 thousand of the $400 thousand license fees.

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

AD Pharma Agreement covering LTX-03

On June 28, 2019 we announced a License, Development and Commercialization Agreement, as amended in October 2020 and in July 2021 (the “AD Pharma Amended Agreement”), with Abuse Deterrent Pharma, LLC (“AD Pharma”), The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month and ended on July 31, 2021, and to reimburse us all our outside development costs for LTX-03. At September 30, 2021, AD Pharma was delinquent in remitting the monthly license payments to us for June, 2021 and July, 2021 which aggregates to $400 thousand, and approximately $72 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement. In October and November 2021, AD Pharma remitted to us $350 thousand of the $400 thousand license fees.

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

Assertio Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer which resulted in the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million has been recorded in our financial statements as an intangible asset and is being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the Pfizer agreement was terminated. As of September 30, 2021, the remaining useful life is 24 months or 2.0 years. The recoverability of the Aversion intangible asset is contingent upon future Assertio royalty revenues to us under a license agreement with them. During the first quarter 2020 a triggering event occurred with the decline in royalty cash flows from Assertio, and we performed an impairment test which indicated that the carrying value of the intangible asset was greater than the fair value. The impairment test resulted in a $668 thousand impairment charge against the intangible asset, which was determined using our estimate of discounted royalty cash flows remaining under our license agreement with Assertio, and recorded a like amount to general and administrative expense.

We have recorded amortization expense of $20 thousand and $64 thousand in each of the nine month periods ending September 30, 2021 and 2020, respectively. Amortization of the patent for its remaining useful life is expected to approximate $6 thousand per quarter.

The Aversion intangible asset is summarized as follows (in thousands):

	September 30,	December 31,
	2021	2020
Intangible asset – Aversion	2,000	2,000
Less: accumulated amortization	(1,279)	(1,259)
Less: reserve for impairment	(668)	(668)
Net	$53	$73

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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at either September 30, 2021 or December 31, 2020.

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

On June 28, 2019 we announced a License, Development and Commercialization Agreement, as amended in October 2020 and in July 2021 (the “AD Pharma Amended Agreement”), with Abuse Deterrent Pharma, LLC (“AD Pharma”), The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month and ended on July 31, 2021, and to reimburse us all our outside development costs for LTX-03. At September 30, 2021, AD Pharma was delinquent in remitting the monthly license payments to us for June, 2021 and July, 2021 which aggregates to $400 thousand, and approximately $72 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement. In October and November 2021, AD Pharma remitted to us $350 thousand of the $400 thousand license fees.

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

Disaggregation of Total Revenues

The Company has two license agreements for currently marketed products containing its technologies; the Oxaydo product containing the Aversion Technology has been licensed to Assertio and the Nexafed products containing the Impede Technology which have been licensed to MainPointe. The Company has a third license agreement, having a product under development, LTX-03, containing its LIMITx™ technology, with AD Pharma. We have recorded $0.2 million and $0.3 million of license fees for LTX-03 during the three months ended September 30, 2021 and 2020, respectively. We have recorded $1.4 million and $2.4 million of license fees for LTX-03 during the nine months ended September 30, 2021 and 2020, respectively.

On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura; which was rescinded by AD Pharma in October 2020. All of the Company’s royalty revenues are earned from these two license agreements by the licensee’s sale of products in the United States.

Royalty revenues by licensee are summarized below:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Assertio (Oxaydo)	$67	$11	$100	$72
MainPointe - related party (Nexafed)	—	3	2	9
Royalty revenues	$67	$14	$102	$81

Contract Balance and Performance Obligations

The Company had no contract assets and contract liability balances under the license and collaboration agreements at either September 30, 2021 or 2020. Contract assets may be reported in future periods under prepaid expenses or other current assets on the consolidated balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the consolidated balance sheet.

NOTE 4 – RESEARCH AND DEVELOPMENT

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities. Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and stock-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred. We make payments to the CRO’s based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the consolidated financial statements as prepaid expenses. We review and charge to expense accrued CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Our accrued CRO costs are subject to revisions as such studies progress towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We did not have prepaid CRO costs or prepaid clinical trial study expenses at September 30, 2021 or 2020.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	September 30,	December 31,
	2021	2020

	(in thousands)
Building and improvements	$1,273	$1,273
Scientific equipment	597	597
Computer hardware and software	104	106
Machinery and equipment	274	274
Land and improvements	162	162
Other personal property	69	70
Office equipment	27	27
Total	2,506	2,509
Less: accumulated depreciation	(2,057)	(2,025)
Net property, plant and equipment	$449	$484

We do not have leasehold improvements. Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred. When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

Depreciation expense was $12 thousand and $13 thousand for each of the three month periods ended September 30, 2021 and 2020, respectively. Depreciation expense was $35 thousand and $42 thousand for each of the nine month periods ended September 30, 2021 and 2020, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	September 30,	December 31,
	2021	2020

	(in thousands)
Cost sharing expenses under license agreements	$428	$428
Other fees and services	26	24
Payroll, payroll taxes and benefits	39	8
Professional services	157	117
Financed premiums on insurance policies	83	28
Property taxes	7	9
Franchise taxes	31	17
Total	$771	$631

NOTE 7 – DEBT

Related Party Convertible Loan

At December 31, 2018, we had borrowed an aggregate of $4.35 million from Mr. Schutte, a related-party. From January 1, 2019 and through June 27, 2019, we borrowed additional amounts from Mr. Schutte for $650 thousand and issued various promissory notes to him with the same terms and conditions from the previous loans (the Schutte Notes).On June 28, 2019 we restructured the $5.0 million loan to borrow an additional $725 thousand from Mr. Schutte bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated the loans into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, granted principal and interest conversion rights into shares of our common stock at a price of $0.16 per share, issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share, and granted a security interest in all of the Company’s assets, which includes our intellectual property. The principal amount of the loan is convertible into 37.5 million shares of our common stock. The $6.0 million convertible debt, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019. Interest expense was $113 thousand for the three month period ended September 30, 2020, and was $200 thousand and $338 thousand for each of the nine month periods ended September 30, 2021 and 2020, respectively.

On June 9, 2021, we received notice of conversion from AD Pharma for the $6.0 million Promissory Note and approximately $877 thousand of accrued but unpaid interest. The principal and interest were converted into 42,984,375 shares of the Company’s common stock. Effective with this conversion, the Promissory Note is retired and the Company is working with AD Pharma to release their security interest in all the Company’s assets. AD Pharma directly owns approximately 66% of our common stock at September 30, 2021.

Paycheck Protection Program

1st PPP Loan

On April 13, 2020, the Company received a loan (the “1st Loan”) from JP Morgan Chase Bank in the aggregate amount of $269 thousand, pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. Under the terms of the PPP, certain amounts of the 1st Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company received approval for forgiveness under the PPP in July 2021 by the Small Business Administration and this amount has been included as income in the current quarter.

2nd PPP Loan

On March 16, 2021, the Company received a loan (the “2nd Loan”) from JP Morgan Chase Bank in the aggregate amount of $266 thousand, pursuant to the PPP under Division A, Title I of the CARES Act. The 2nd Loan, in the form of a promissory note, matures after five years. Under the terms of the PPP, certain amounts of the 2nd Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company was not yet approved for forgiveness under the PPP as of September 30, 2021; however, such was forgiven by the Small Business Administration in October, 2021.

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

MainPointe Pharmaceuticals LLC

Mr. Schutte is the principal owner of MainPointe Pharmaceuticals LLC, a Kentucky limited liability company (“MainPointe”). In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million. The Company is receiving a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported royalty revenue for the three months ended September 30, 2021 and 2020 is $0 thousand and $3 thousand, respectively of royalty revenue from MainPointe. Included in the reported royalty revenue for the nine months ended September 30, 2021 and 2020 is $2 thousand and $9 thousand, respectively of royalty revenue from MainPointe. (See Note 2). On January 1, 2020, MainPointe assigned to AD Pharma, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura; which was rescinded by AD Pharma in October 2020.

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

On June 9, 2021, we received notice of conversion from AD Pharma for the $6.0 million Promissory Note and approximately $877 thousand of accrued but unpaid interest. The principal and interest were converted into 42,984,375 shares of the Company’s common stock. Effective with this conversion, the Promissory Note is retired and the Company is working with AD Pharma, LLC to release their security interest in all the Company’s assets. AD Pharma directly owns approximately 66% of our common stock at September 30, 2021.

AD Pharma Agreement covering LTX-03

On June 28, 2019 we entered into a License, Development and Commercialization Agreement, as amended in October 2020 and in July 2021 (the “AD Pharma Amended Agreement”), with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors for the completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. The AD Pharma Amended Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03 as well as LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam). The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month and ended on July 31, 2021, and to reimburse us all our outside development costs for LTX-03. At September 30, 2021, AD Pharma was delinquent in remitting the monthly license payments to us for June, 2021 and July, 2021 which aggregates to $400 thousand, and approximately $72 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement. In October and November 2021, AD Pharma remitted to us $350 thousand of the $400 thousand license fees.

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

NOTE 9 – COMMON STOCK PURCHASE WARRANTS

Our warrant activity during the nine month periods ended September 30, 2021 and 2020 is shown below (in thousands except price data):

September 30,
	2021		2020
		WAvg		WAvg
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding, Jan. 1	11,782	$0.09	11,842	$0.10
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Modification	—	—	—	—
Outstanding, Sept. 30	11,782	$0.09	11,842	$0.10

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

Our total stock-based compensation expense recognized in the Company’s results of operations from non-cash and cash-portioned instruments issued to our employees and directors comprised the following (in thousands):

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Research and development costs:
Stock options	$—	$—	$—	$—
Restricted stock units	—	—	—	—
Subtotal	$—	$—	$—	$—

General and administrative costs:
Stock options	$—	$—	$—	$—
Restricted stock units	21	9	84	42
Subtotal	21	9	84	42

Total	$21	$9	$84	$42

Stock Option Plans

We maintain various stock option plans. A summary of our stock option plans as of September 30, 2021 and 2020 and for the nine months then ended consisted of the following (in thousands except exercise price):

	Nine months Ended September 30,
	2021		2020
		Weighted		Weighted
	Number	Average		Average
	of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding, Jan. 1	1,254	$3.46	1,356	$4.45
Granted	—	—	—	—
Exercised	(80)	0.15	—	—
Forfeited	—	—	—	—
Expired	(12)	17.30	(12)	27.35
Outstanding, Sept. 30	1,162	$3.55	1,344	$4.24
Exercisable, Sept. 30	1,162	$3.55	1,344	$4.24

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

The intrinsic value contained in the stock option awards which are vested and outstanding at September 30, 2021 is approximately $67 thousand.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors, a 2021 Restricted Stock Unit Award Plan (the “2021 RSU Plan) and a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan). Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. Our non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The portion of the RSU awards subject to cash settlement are recorded as a liability in the Company’s consolidated balance sheet as they vest and being marked-to-market each reporting period until they are distributed. The liability was $41 thousand at September 30, 2021.

The compensation cost to be incurred on a granted RSU without a cash settlement option is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense and recorded to additional paid-in capital over the vesting period of the RSU award.

A summary of the grants under the RSU Plans as of September 30, 2021 and 2020, and for the nine months then ended consisted of the following (in thousands):

	Nine months Ended September 30,
	2021		2020
		Number of		Number of
	Number	Vested	Number of	Vested
	of RSUs	RSUs	RSUs	RSUs
Outstanding, Jan. 1	839	839	1,017	1,017
Granted	267	—	219	—
Distributed	(447)	(447)	(397)	(397)
Vested	—	200	—	165
Forfeited	—	—	—	—
Outstanding, Sept. 30	659	592	839	785

2021 Restricted Stock Unit Award Plan

Our 2021 RSU Plan was approved by shareholders in May 2021 and permits the grant of up to 2.50 million shares of our common stock pursuant to awards under the 2021 RSU Plan. As of September 30, 2021, there are 2.23 million shares which remain available for award under the 2021 RSU Plan.

Information about the award activity under the 2021 RSU Plan is as follows:

●	In May 2021, we awarded approximately 66 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. The awards vest 50% at the end of calendar quarter June 30, 2021 and 25% at the end of each calendar quarter in 2021 thereafter. Settlement of this RSU will occur on January 4, 2022 the first business day of the year after vesting. The portion of the RSU awards which is subject to cash settlement will also be subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments recorded to stock compensation expense in the general and administration operating category of our income statement.

2017 Restricted Stock Unit Award Plan

Our 2017 RSU Plan was approved by shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. There are no shares which remain available for award under the 2017 RSU Plan.

Information about the award activity under the 2017 RSU Plan is as follows:

●	In December 2017, we awarded 200 thousand RSUs to our employees. Such RSU awards vested 100% after one full year of service. Distributions of the vested RSU awards to the employees are being made in three equal installments on the first business day of each of January 2020, 2021, and 2022 or earlier upon a qualifying change of control.
●	In December 2018, we awarded 488 thousand RSUs to our employees. Such RSU awards vested 100% after one full year of service. Distributions of the vested RSU awards to the employees are being made in three equal installments on the first business day of each of January 2021, 2022, and 2023 or earlier upon a qualifying change of control.
●	In January 2019, we awarded approximately 83 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. The awards vested 25% at the end of each calendar quarter in 2019. Settlement of this RSU award occurred on January 2, 2020, the first business day of the year after vesting. The portion of the RSU awards which were subject to cash settlement was also subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments which were recorded to stock compensation expense in the general and administration operating category of our income statement.

●	In January 2020, we awarded approximately 55 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. The awards vested 25% at the end of each calendar quarter in 2020. Settlement of this RSU award did occur on January 4, 2021, the first business day of the year after vesting. The portion of the RSU awards which are subject to cash settlement will also be subject to marked-to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments recorded to stock compensation expense in the general and administration operating category of our income statement.

Information about the distribution of share activity under the 2017 RSU Plan is as follows:

●	In January 2019, 267 thousand RSUs were distributed to our non-employee directors from their January 2018 award and settled in common stock.
●	In January 2020, 333 thousand RSUs were distributed to our non-employee directors from their January 2019 award with 296 thousand RSUs settled in common stock, 4 thousand RSUs used to settle the purchase price and 33 thousand RSUs settled in cash.
●	In January 2020, 64 thousand RSUs were distributed to our current and former employees representing one third of their 2017 award with 54 thousand RSUs settled in common stock and 10 thousand RSUs used to settle the purchase price and employee withholding taxes.
●	In January 2021, 219 thousand RSUs were distributed to our non-employee directors from their January 2020 award and settled in common stock.
●	In January 2021, 228 thousand RSUs were distributed to our current and former employees representing one third of their December 2017 award and one third of their December 2018 award, with 185 thousand RSUs settled in common stock and 43 thousand RSUs used to settle the purchase price and employee withholding taxes.

NOTE 11 – LEASES

In June 2021, the Company entered into a finance lease for a scientific piece of equipment for a term of 24 months with equal monthly payment of $3 thousand.

The following table reflects supplemental balance sheet information related to the lease as of September 30, 2021 and December 31, 2020 (in thousands):

		September 30,	December 31,
	Financial Statement Classification	2021	2020

		(in thousands)
Assets
Finance lease right of use	Other long-term assets	$59	$—

Liabilities
Finance lease liability - current	Other current liabilities	$33	$—
Finance lease liability - noncurrent	Other long-term liabilities	25	—
Total lease liability		58	$—

NOTE 12 – INCOME TAXES

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our Federal NOLs. We have approximately $138 million gross Federal NOLs at September 30, 2021. On June 9, 2021 we believe the conversion for the $6.0 million Promissory Note and approximately $877 thousand of accrued but unpaid interest into 42,984,375 shares of the Company’s common stock created another qualifying event under IRC 382 which will most likely continue to further limit our utilization of our NOLs. We believe the gross Federal NOL benefit we generated prior to January 1, 2018 available to offset taxable income and prior to the June 9, 2021 conversion, was less than $150 thousand annually. As prescribed under Internal Revenue Code, any unused Federal NOL benefit from the annual limitation can be accumulated and carried forward to the subsequent year and will expire if not used in accordance with the NOL carried forward term of 20 years or 2037, if generated before 2018 while our Federal NOLs generated after 2017 can be carried forward indefinitely. Future common stock transactions, such as the exercise of common stock purchase warrants, may cause additional qualifying events under IRC 382 which will most likely continue to further limit our utilization of our NOLs.

The realization of deferred income tax assets is dependent upon future earnings, if any, and the timing and amount of which may be uncertain. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At September 30, 2021 and December 31, 2020, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

NOTE 13 –NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to both vested Restricted Stock Units (“RSUs”) which settle in shares (See Note 10) and a stock warrant exercisable for 10.0 million shares having an exercise price of $0.01 per share (See Note 7). Diluted EPS is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. As the Company reported a net loss for the nine month periods ending September 30, 2021 and 2020, the effects of common stock equivalents were excluded as the diluted net loss per share calculation would have been antidilutive. The weighted-average common share outstanding diluted computation is not impacted during the reported period when the exercise price of a stock option, common stock warrant or convertible loan is greater than the average market price of our common stock the reported period.

A reconciliation of the numerators and denominators of basic and diluted net income (loss) per share (“EPS”) consisted of the following (in thousands except per share data):

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic net loss per share
Numerator: net loss	$(262)	$(678)	$(908)	$(965)
Denominator (weighted average):
Common shares	65,089	21,650	40,044	21,650
RSUs – vested	472	686	419	654
Common stock purchase warrants	10,000	10,000	10,000	10,000
Basic weighted average shares outstanding	75,561	32,336	50,464	32,304
Basic net loss per share	$(0.00)	$(0.02)	$(0.02)	$(0.03)

Diluted net loss per share
Numerator: net loss	$(262)	$(678)	$(908)	$(965)
Denominator (weighted average):
Common shares	65,089	21,650	40,044	21,650
RSUs	472	686	419	654
Common stock purchase warrants	10,000	10,000	10,000	10,000
Diluted weighted average shares outstanding	75,561	32,336	50,464	32,304
Diluted net loss per share	$(0.00)	$(0.02)	$(0.02)	$(0.03)

Excluded securities (non-weighted):
Common shares issuable:
RSUs	147	121	147	121
Stock options	1,162	1,344	1,162	1,344
Common stock purchase warrants	1,782	1,842	1,782	1,842
Convertible loan	—	37,500	—	37,500
Total excluded potentially dilutive shares	3,091	40,807	3,091	40,807

NOTE 14 – SUBSEQUENT EVENTS

In October and November 2021, AD Pharma remitted to us $350 thousand of the $400 thousand license fees.

In October 2021, the Company received approval for loan forgiveness under the PPP by the Small Business Administration for its 2nd Loan in the aggregate amount of $266 thousand.

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

Limitx, a development stage technology, is designed to retard the release of active drug ingredients when too many tablets are accidentally or purposefully ingested by neutralizing stomach acid with buffer ingredients but deliver efficacious amounts of drug when taken as a single tablet with a nominal buffer dose. We have completed four clinical studies of various product formulations utilizing the Limitx Technology which have demonstrated proof-of-concept for the Limitx Technology and will allow us to advance a product to development for a New Drug Application, or NDA.Studies AP-LTX-400, or Study 400, and Study AP-LTX-401, or Study 401, both utilizing our LTX-04 hydromorphone formulation demonstrated the mean maximum drug concentration in blood, or Cmax, was reduced in healthy adult fasted subjects by 50% to 65% when excessive buffer levels were ingested or a situation consistent with over-ingestion of tablets. Study AP-LTX-301, or Study 301 demonstrated drug Cmax from LTX-03, a Limitx hydrocodone bitartrate and acetaminophen combination product, in healthy adult fasted subjects trended toward bioequivalence in test formulations A through E and showed an increasing reduction in Cmax for formulations F through H; in which formulations A through H had increasing incremental amounts of buffer starting with no buffer in formulation A. We believe the results of Study 301 demonstrated that LTX-03 is a formulation that optimizes the balance between effective blood levels of drug for pain relief at a single tablet dose while retarding bioavailability of drug when multiple tablets are ingested. FDA designated the development program for LTX-04 as Fast Track, which is designed to facilitate the development, and expedite the review of drugs to treat serious conditions and fill an unmet medical need. However, we are advancing LTX-03, which combines the hydrocodone micro-particles, acetaminophen and buffer ingredients into a single tablet, as our lead Limitx product candidate due to its larger market size and its known prevalence of oral excessive tablet abuse and overdose, and we voluntarily placed the Investigational New Drug Application, or IND, for LTX-04 on inactive status. We submitted an IND for LTX-03 to the FDA in the first quarter of 2018 in order to advance to NDA development, which became effective in April 2018.

On June 28, 2019 we entered into a License, Development and Commercialization Agreement, as amended in October 2020 and in July 2021 (the "AD Pharma Amended Agreement"), with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors, for the completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. At September 30, 2021, AD Pharma was delinquent in remitting the monthly license payments to us for June, 2021 and July, 2021 which aggregates to $400 thousand, and approximately $72 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement. In October and November 2021, AD Pharma remitted to us $350 thousand of the $400 thousand license fees, and with those payments there is $126 thousand in remaining license fees and expense reimbursements to be paid to us under the AD Pharma Amended Agreement.

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
IND updated Feb. 2021 with protocols for 3 human clinical studies. FDA Advice on those studies received in October 2021. Product manufactured for clinical studies meets acceptable shelf life criteria through 3 of 6 months.

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

In Study 301 bioequivalence (BE) was examined to generate information for future registration studies. Results demonstrated a trend toward BE for both active ingredients in LTX-03 formulations A through E. Formulation E had BE ratios (log transformed) for hydrocodone of 0.89 and 0.97 for Cmax and Area Under the Curve (AUC), respectively. In this small sample size study both hydrocodone BE confidence intervals were below the acceptable lower BE range of 0.80 at 0.74 and 0.79 for Cmax and AUC, respectively. For acetaminophen, Formulation E’s BE Ratios were 1.15 and 1.03 for Cmax and AUC, respectively. While the acetaminophen AUC’s met the BE standards, the Cmax upper confidence interval of 1.61 was above the acceptable upper BE range of 1.25. We believe that bioequivalence of this formulation may be achieved by reducing data variability that can be achieved through an adequately powered crossover study design with sufficient numbers of subjects in the study. For LTX-03 Formulations F through H, the higher buffer level tablets, Study 301 demonstrated a progressively increasing reduction in hydrocodone Cmax culminating in a 34% Cmax reduction associated with Formulation H, the highest level evaluated. The Cmax for acetaminophen did not decline in Formulations F through H in Study 301.

We believe that Study 301 identified a formulation that optimizes the balance between providing therapeutic blood levels of drug for pain relief at a single tablet dose while retarding the bioavailability of drug when higher buffer levels are ingested.

Manufacturing

We have completed with AD Pharma, commercial scale-up of the LTX-03 manufacturing process at a contract manufacturing organization.  In February 2021, we completed manufacturing three NDA required registration/clinical batches of the to-be-marketed LTX-03 formulation on the commercial scale manufacturing equipment We have initiated a six month shelf life study on these tablets for submission in the NDA with 3 month interim testing passing quality assurance testing.

IND Update

We submitted an Investigational New Drug Application, or IND with respect to LTX-03, to the FDA in the first quarter of 2018, which became effective in April 2018. In February 2021, we submitted to the FDA an update to the LTX-03 IND with our proposed clinical protocols for further development of LTX-03. The submitted clinical protocols included:

●	A one tablet, single dose pharmacokinetic study in fasted, healthy adult subjects;
●	A 2, 5 and 9 tablet single dose pharmacokinetic study in fasted, healthy adult subjects; and
●	A one tablet, single dose pharmacokinetic study in fed, healthy adult subjects.

These studies also contains design components to evaluate certain pharmacologic data with respect to, among other things, acidic beverages and drug interactions. On October 11, 2021 we received an Advice Letter from the FDA regarding our proposed clinical protocols.  FDA’s suggested changes to our protocols included, but were not limited to, (a) elements to improve patient safety during opioid administration, (b) more stringent subject inclusions/exclusion criteria to minimize physiologic interaction with LTX-03 and (c) provided we plan to use FDA’s prior findings of safety and efficacy of hydrocodone bitartrate and acetaminophen, include study arms that will scientifically bridge LTX-03 blood exposures to the same active ingredients previously approved pursuant to an FDA New Drug Application (NDA).  Our review of FDA data sources indicates that the combination product of hydrocodone bitartrate and acetaminophen has never had an FDA approved NDA and this scientific bridge would require us to evaluate LTX-03 against NDA approved products containing the active ingredients individually or in combination with different ingredients, which will likely require us to execute a fourth clinical study.  We and AD Pharma are evaluating the FDA Advice Letter.  Although the design of these studies is based on Advice Letters received from the FDA, no guarantees can be made that these studies, even if successful, will be sufficient to warrant FDA approval.

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

AD Pharma Agreement covering LTX-03

On June 28, 2019 we announced a License, Development and Commercialization Agreement, as amended in October 2020 and July 2021 (the "AD Pharma Amended Agreement"), with Abuse Deterrent Pharma, LLC (“AD Pharma”), a special purpose company representing a consortium of investors.  Under the terms of this Agreement, the Company is responsible for completing the development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology and grants AD Pharma exclusive commercialization rights in the United States to LTX-03.  Financial arrangements include monthly license payments by AD Pharma of $350 thousand up to April 2020 and $200 thousand thereafter until July 31, 2021, and reimbursement of all our outside development costs for LTX-03. Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones. At September 30, 2021, AD Pharma was delinquent in remitting the monthly license payments to us for June, 2021 and July, 2021 which aggregates to $400 thousand, and approximately $72 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement. In October and November 2021, AD Pharma remitted to us $350 thousand of the $400 thousand license fees. AD Pharma also has licensed commercialization rights to LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam).

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

Mr. Schutte directly owns approximately 14% of our common stock as of September 30, 2021. Mr. Schutte also controls MainPointe and is an investor in AD Pharma. AD Pharma directly owns approximately 66% of our common stock as of September 30, 2021.

Aversion Technology

Aversion Technology incorporates gelling ingredients and irritants into tablets to discourage abuse by snorting and provide barriers to abuse by injection. Our Aversion Technology and related opioid products, like Oxaydo, are covered by claims in nine issued U.S. patents, which expire between November 2023 and March 2025. Our Aversion Technology products are intended to provide the same therapeutic benefits of the active drug ingredient as currently marketed products containing the same active pharmaceutical ingredient.

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

Patents and Patent Applications

We have the following issued patents covering, among other things, our LIMITx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033
9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033
9,662,393 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	May 2017	Nov. 2033
10,441,657 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Sept. 2019	Nov. 2033
10,688,184 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Jun. 2020	Nov. 2033
11,083,794 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when overdosed	Aug. 2021	Nov. 2033
2,892,908(CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
5,922,851 (JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
ZL201380062421.0 (CHN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2018	Nov. 2033
201711090908.6 (CHN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Oct.2020	Nov. 2033
2,925,304 (EUR)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Sept. 2018	Nov. 2033
2015124694 (RUS)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Nov. 2018	Nov. 2033
2013352162 (AUS)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Dec. 2018	Nov. 2033
366159 (MEX)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2019	Nov. 2033
238713 (ISR)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2019	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No.	Subject Matter	Issued	Expires
(Jurisdiction)
7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	Jul. 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023
9,492,443 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Nov. 2016	Nov. 2023

We have the following additional issued patents relating to our Aversion Technology:

Patent No.	Subject Matter	Issued	Expires
(Jurisdiction)
8,822,489 (US)	Pharmaceutical compositions of certain abuse deterrent products that contain polymers, surfactant and polysorb 80	Jul. 2014	Nov. 2023
2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,547,334 (CAN)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024
2,647,360 (CAN)	Abuse deterrent pharmaceuticals	May 2012	Apr. 2027
175,863 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
221,018 (ISR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024
1694260 (EUR)	Abuse deterrent pharmaceuticals	Nov. 2004	Nov. 2024

We have the following issued patents covering, among other things, our Nexafed product line and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032
9,757,466 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Sept. 2017	Sep. 2030
10,004,699 (US)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Jun. 2018	Dec. 2035
10,155,044 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2018	Sep. 2030
2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sept. 2030
218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jan. 2016	Sept. 2030
2015274936 (AUS)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Sept. 2018	Jun. 2035
13102020.5 (HK)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Oct. 2016	Sept. 2030

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

Company’s Present Financial Condition

As of September 30, 2021, we had cash of $89 thousand, working capital deficit of $135 thousand and an accumulated deficit of $390 million.  We had a loss from operations of $977 thousand and a net loss of $908 thousand for the nine months ended September 30, 2021, and had a loss from operations of $758 thousand and a net loss of $1.2 million for the year ended December 31, 2020. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future. As of November 12, 2021 our cash balance was approximately $130 thousand.

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

At September 30, 2021, AD Pharma was delinquent in remitting the monthly license payments to us for June, 2021 and July, 2021 which aggregates to $400 thousand, and approximately $72 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement. In October and November 2021, AD Pharma remitted to us $350 thousand of the $400 thousand license fees.

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

Three months Ended September 30, 2021 Compared to Three months Ended September 30, 2020

	September 30,
	2021	2020	Increase (decrease)

Revenues:	$000’s			Percent
Royalties	$67	$14	$53	379%
Collaboration from related party	3	96	(93)	(97)
License fees from related party	200	300	(100)	(33)
Total revenues	270	410	(140)	(34)

Expenses:
Research and development	385	519	(134)	(26)
General and administrative	416	456	(40)	(9)
Total operating expenses	801	975	(174)	(18)
Operating loss	(531)	(565)	(34)	(6)

Gain on debt forgiveness under CARES Act	269	—	269	—
Interest expense – related party	(-)	(113)	(113)	(100)
Loss before income taxes	(262)	(678)	(416)	(61)
Provision for income taxes	—	—	—	—
Net loss	$(262)	$(678)	$(416)	(61)%

Revenues

License Fees

We recognize license fees under the license and development agreement with AD Pharma for LTX-03 dated June 2019 and as amended in October 2020 and July 2021. We recognized $0.2 million and $0.3 million of license fees revenue during the three months ended September 30, 2021 and 2020, respectively.

Collaboration Revenue

Collaboration revenue is derived from research and development services we perform under the license and development agreement with AD Pharma for LTX-03. We recognized $3 thousand and $96 thousand of collaboration revenue during the three months ended September 30, 2021 and 2020, respectively.

Royalty Revenue

In connection with our license agreement with Assertio for Oxaydo Tablets, we earn a royalty based on product net sales. We recognized $67 thousand and $11 thousand of royalty revenue for Oxaydo during the three months ended September 30, 2021 and September 30, 2020, respectively. We believe that Assertio has shifted focus to marketing other products in their portfolio and deemphasized the marketing of Oxaydo and therefore we expect future lower royalties from lower product net sales of Oxaydo Tablets.

In connection with our license agreement with MainPointe for our Nexafed product line, we earn a royalty based on product net sales. We recognized $3 thousand of royalty revenue on Nexafed during the three months ended September 30, 2020. We did not earn a royalty during the three months ended September 30, 2021.

Operating Expenses

Research and Development

Research and development expenses (“R&D”) primarily consisted of our activities with respect to our LIMITx Technology development under license with AD Pharma and can include, among other items, costs of preclinical and non-clinical internal and external activities, clinical study trials, clinical supplies and its related formulation and design costs, salaries and other personnel related expenses of our employees, consultants and our facility costs. Our R&D expenses decreased by $134 thousand between reporting periods, all expenses relate to the LTX-03 development activities.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Excluding the stock-based compensation expense of $21 thousand and $9 thousand included in the three months ended September 30, 2021 and 2020, respectively, our general and administrative expenses decreased by $52 thousand between reporting periods.

Non-Operating Expense

Interest Expense

On June 9, 2021, we received notice of conversion from AD Pharma for the $6.0 million promissory note and approximately $877 thousand of accrued but unpaid interest on such note. The principal and interest were converted into 42,984,375 shares of the Company’s common stock. Effective with this conversion, this promissory note was retired.

Income Taxes

Our results for the three month period ended September 30, 2021 and 2020 include no federal or state income tax benefit provisions due to 100% allowances placed against our deferred tax assets for the uncertainty of their future utilization.

Nine months Ended September 30, 2021 Compared to Nine months Ended September 30, 2020

	September 30,
	2021	2020	Increase (decrease)

Revenues:	$000’s			Percent
Royalties	$102	$81	$21	26%
Collaboration from related party	25	148	(123)	(83)
License fees from related party	1,400	2,400	(1,000)	(42)
Product sales, net of allowances	—	223	(223)	(100)
Total revenues	1,527	2,852	(1,325)	(47)

Expenses:
Research and development	1,180	1,351	(171)	(13)
General and administrative	1,324	2,128	(804)	(38)
Total operating expenses	2,504	3,479	(975)	(28)
Operating loss	(977)	(627)	350	56

Gain on debt forgiveness under CARES Act	269	—	269	—
Interest expense – related party	(200)	(338)	(138)	(41)
Loss before income taxes	(908)	(965)	(57)	(6)
Provision for income taxes	—	—	—	—
Net loss	$(908)	$(965)	$(57)	(6)%

Revenues

License Fees

We recognize license fees under the license and development agreement with AD Pharma for LTX-03 dated June 2019 and as amended in October 2020 and July 2021. We recognized $1.4 million and $2.4 million of license fees revenue during the nine months ended September 30, 2021 and 2020, respectively.

Collaboration Revenue

Collaboration revenue is derived from research and development services we perform under the license and development agreement with AD Pharma for LTX-03. We recognized $25 thousand and $148 thousand of collaboration revenue during the nine months ended September 30, 2021 and 2020, respectively.

Royalty Revenue

In connection with our license agreement with Assertio for Oxaydo Tablets, we earn a royalty based on product net sales. We recognized $100 thousand and $72 thousand of royalty revenue for Oxaydo during each of the nine months ended September 30, 2021 and 2020, respectively. We believe that Assertio has shifted focus to marketing other products in their portfolio and deemphasized the marketing of Oxaydo and therefore we expect future lower royalties from lower product net sales of Oxaydo Tablets.

In connection with our license agreement with MainPointe for our Nexafed product line, we earn a royalty based on product net sales. We recognized $2 thousand and $9 thousand of royalty revenue on Nexafed during the nine months ended September 30, 2021 and 2020, respectively.

Operating Expenses

Research and Development

Research and development expenses (“R&D”) primarily consisted of our activities with respect to our LIMITx Technology development under license with AD Pharma and can include, among other items, costs of preclinical and non-clinical internal and external activities, clinical study trials, clinical supplies and its related formulation and design costs, salaries and other personnel related expenses of our employees, consultants and our facility costs. Our R&D expenses decreased by $171 thousand between reporting periods, all expenses relate to the LTX-03 development activities.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Excluding the stock-based compensation expense of $84 thousand and $42 thousand included in the nine months ended September 30, 2021 and 2020, respectively, our general and administrative expenses decreased by $846 thousand between reporting periods. The decrease is primarily due from a nonrecurring impairment charge taken in 2020 of $668 thousand on an intangible asset as well as a reduction in its associated amortization expense of $46 thousand and reductions in legal expenses.

Non-Operating Expense

Interest Expense

On June 9, 2021, we received notice of conversion from AD Pharma for the $6.0 million promissory note and approximately $877 thousand of accrued but unpaid interest on such note. The principal and interest were converted into 42,984,375 shares of the Company’s common stock. Effective with this conversion, this promissory note was retired. For the nine month period ending September 30, 2021 and 2020, we incurred interest expense of $200 thousand and $225 thousand, respectively, on such promissory note.

Income Taxes

Our results for the nine month period ended September 30, 2021 and 2020 include no federal or state income tax benefit provisions due to 100% allowances placed against our deferred tax assets for the uncertainty of their future utilization.

Liquidity and Capital Resources

At September 30, 2021 we had cash of $89 thousand and working capital deficit of $135 thousand. At December 31, 2020 we had cash of $413 thousand.  We had a loss from operations of $977 thousand and a net loss of $908 thousand for the nine months ended September 30, 2021, and had a loss from operations of $758 thousand and a net loss of $1.2 million for the year ended December 31, 2020. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future. As of November 12, 2021 our cash balance was approximately $130 thousand.

The License, Development and Commercialization Agreement with AD Pharma dated June 28, 2019, as amended in October 2020 and July 2021, required AD Pharma to pay to us for a period from inception up to April 2020 at which time the payment became $200 thousand per month and ended on July 31, 2021, and to reimburse us all our outside development costs for LTX-03.

At September 30, 2021, AD Pharma was delinquent in remitting the monthly license payments to us for June and July, 2021 which aggregates to $400 thousand, and approximately $72 thousand of reimbursable LTX-03 development expenses. Failure to make these payments is an event of default under the AD Pharma Amended Agreement. In October and November 2021, AD Pharma remitted to us $350 thousand of the $400 thousand license fees.

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

(b)     Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

November 15, 2021	ACURA PHARMACEUTICALS, INC.

/s/ Robert B. Jones
Robert B. Jones
Chief Executive Officer

/s/ Peter A. Clemens
Peter A. Clemens
Senior VP & Chief Financial Officer