Form 10-K
period 2021-12-31
ACURA PHARMACEUTICALS, INC
filed 2023-06-30
CIK 786947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to____

Commission file number 1-10113

ACURA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

New York	11-0853640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

616 N. North Court, Suite 120, Palatine, Illinois	60067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 847 705 7709

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ACUR	OTC Market — Expert Market

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer
☒ Non-Accelerated Filer	☒ Smaller Reporting Company.
☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the last sale price of the registrant’s Common Stock on the OTC Market - OTCQB of $0.66 on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.9 million.

As of April 30, 2023, the registrant had 66,001,783 shares of Common Stock, par value $0.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Acura Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

ii

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to:

●	our ability to obtain funding from AD Pharma or others for our continuing operations, including the development of our products utilizing our LIMITx™ and Impede® technologies;
●	whether we can renegotiate the date by which we are required to obtain FDA acceptance, currently November 30, 2023, for an NDA for LTX-03 by our agreement with AD Pharma on which we depend to finance operations;
●	whether our licensing partners will develop any additional products and utilize Acura for such development;
●	the expected results of clinical studies relating to LTX-03, a LIMITx hydrocodone bitartrate and acetaminophen combination product, or any successor product candidate, the date by which such studies will be complete and the results will be available and whether LTX-03 will ultimately receive FDA approval;
●	our business could be adversely affected by health epidemics in regions where third parties for which we rely, as in CROs or CMOs, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely;
●	whether LIMITx will retard the release of opioid active ingredients as dose levels increase;
●	whether the extent to which products formulated with the LIMITx Technology reduce respiratory depression will be determined sufficient by the FDA to support approval or labelling describing safety features;
●	our and our licensee’s ability to successfully launch and commercialize our products and technologies;
●	the results and timing of our development of our LIMITx Technology, including, but not limited to, the submission of a New Drug Application and/or FDA filing acceptance;
●	our or our licensees’ ability to obtain necessary regulatory approvals and commercialize products utilizing our technologies;
●	the market acceptance of, timing of commercial launch and competitive environment for any of our products;
●	expectations regarding potential market share for our products;
●	our ability to develop and enter into additional license agreements for our product candidates using our technologies;
●	our exposure to product liability and other lawsuits in connection with the commercialization of our products;
●	the increasing cost of insurance and the availability of product liability insurance coverage;
●	the ability to avoid infringement of patents, trademarks and other proprietary rights of third parties;
●	the ability of our patents to protect our products from generic competition and our ability to protect and enforce our patent rights in any paragraph IV patent infringement litigation;
●	whether the FDA will agree with or accept the results of our studies for our product candidates;
●	the ability to fulfill the FDA requirements for approving our product candidates for commercial manufacturing and distribution in the United States, including, without limitation, the adequacy of the results of the laboratory and clinical studies completed to date, the results of laboratory and clinical studies we may complete in the future to support FDA approval of our product candidates and the sufficiency of our development process to meet over-the-counter (“OTC”) Monograph standards, as applicable;
●	the adequacy of the development program for our product candidates, including whether additional clinical studies will be required to support FDA approval of our product candidates;
●	changes in regulatory requirements;
●	adverse safety findings relating to our commercialized products or product candidates in development;
●	whether the FDA will agree with our analysis of our clinical and laboratory studies;
●	whether or when we are able to obtain FDA approval of labeling for our product candidates for the proposed indications and whether we will be able to promote the features of our technologies; and
●	whether our product candidates will ultimately perform as intended in commercial settings.

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

On June 28, 2019 we entered into a License, Development and Commercialization Agreement to the Limitx patent LTX-03, as amended in October 2020, July 2021, February 2022, November 2022 and December 15, 2022 (the "AD Pharma Amended Agreement"), with Abuse Deterrent Pharma, LLC (“AD Pharma”). Under the Amended AD Pharma Amended Agreement, AD Pharma also has an option to license the Limitx patents for LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam) for exclusive commercialization rights in the United States, which are not subject to any development agreement or responsibilities by Acura. The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment for LTX-03 of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month. The monthly license payments ended on July 31, 2021 under the AD Pharma Amended Agreement. The AD Pharma Amended Agreement required AD Pharma to reimburse us all our outside development costs we incurred for LTX-03. At December 31, 2021, AD Pharma was delinquent in remitting $50 thousand of the license fee for the month of July 2021 and approximately $78 thousand of reimbursable LTX-03 development expenses. In March 2022, Acura received the delinquent license fee and delinquent development expenses from AD Pharma.

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

We launched our first Impede Technology product, Nexafed, into the United States market in December 2012 and launched our Nexafed Sinus Pressure + Pain product in the United States in February 2015. On March 16, 2017, we and MainPointe Pharmaceuticals, LLC, or MainPointe, entered into a License, Commercialization and Option Agreement, or the MainPointe Agreement, pursuant to which we granted MainPointe an exclusive license to our Impede technology in the U.S. and Canada to commercialize our Nexafed products. The MainPointe Agreement also grants MainPointe the option to expand the licensed territory to the European Union, Japan and South Korea and to add additional pseudoephedrine-containing products utilizing our Impede technology. MainPointe is controlled by Mr. John Schutte, who became our largest shareholder pursuant to a private placement completed in July 2017. On January 1, 2020, MainPointe assigned to AD Pharma, an entity controlled by Mr. Schutte, of which Mr. Schutte is the managing partner and investor, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura; which was subsequently rescinded by AD Pharma in October 2020.

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

Our Strategy

Our strategy is to focus on addressing the safe use of pharmaceuticals by developing a broad portfolio of technologies and products with enhanced safety features and benefits. Specifically, we intend to:

●	Capitalize on our experience and expertise in the research and development of innovative drug delivery technologies that address medication safety. We have one FDA approved product containing our Aversion Technology commercially launched in the United States by our licensee, and two products commercially launched containing our Impede Technology. We are currently devoting our efforts to product candidates utilizing our LIMITx Technology, which we believe will offer a significant measure of safety to those who would intentionally or otherwise ingest excessive number of tablets.
●	Leverage our technologies by developing a full line of pharmaceutical products which utilize our proprietary technologies. Medication abuse and misuse is not limited to single drugs but often pervades entire drug categories. We intend to develop or collaborate with strategically focused pharmaceutical companies to develop multiple products with our technologies, and are seeking licensing partners for products in development utilizing our LIMITx Technology.
●	Commercialize our products by licensing to strategically focused companies in the United States and other geographic territories. We have licensed our Oxaydo product to Assertio for commercialization, have licensed our Aversion Technology to KemPharm for use in certain of its prodrug products, have licensed our Nexafed products utilizing our Impede Technology to MainPointe/AD Pharma for commercialization (and granted MainPointe and AD Pharma options to other Impede products), and we entered into an agreement with AD Pharma for the development and commercialization of LTX-03 and grants them exclusive commercialization rights in the United States to LTX-03 as well as to Limitx patents for LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam), which are not subject to any development agreement or responsibilities by Acura.

●	Maintain an efficient internal cost structure. Our internal cost structure is focused on discovering new technologies and developing product formulations using those technologies. We outsource many high cost elements of development and commercialization, such as clinical trials and commercial manufacturing that minimize required fixed overhead and capital investment and thereby reduces our business risk.

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

●	Oral Excessive Tablet Abuse (ETA). Generally recognized as the most prevalent route of administration by abusers, the abuser simply orally ingests more tablets (or capsules) than is recommended for pain relief.
●	Oral Manipulated Tablet Abuse (MTA). Extended-release tablets or patches are sometimes crushed, chewed or otherwise physically or chemically manipulated to defeat the extended-release mechanism and provide an immediate-release of the opioid for oral ingestion.
●	Nasal snorting. Crushed tablets are insufflated for absorption of the drug through the nasal tissues.
●	Injection. The opioid is physically or chemically removed from the dosage and injected into the vein using a syringe.
●	Poly-substance. Opioids are sometimes used in conjunction with alcohol, methamphetamine, or other drugs to accentuate the high.
●	Overdose. Drug abusers may accidentally introduce excessive quantities of drugs in their systems or combine drugs that may heighten the chance of adverse effects of drugs. Some patients may over ingest drugs accidentally or with the express intent of suicide.

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
Immediate-release hydrocodone bitartrate with acetaminophen (LTX-03)

FDA registration/clinical batches complete.

Completed 18 months of an on-going shelf life study which passed quality assurance testing.

IND active as of April 2018.

Dosing completed for Study 311. Topline results expect in late 2nd quarter of 2023.

Immediate-release oxycodone HCl (LTX-01) & (LTX-02)	Formulation development in process.
Immediate-release non-opioid drug (LTX-09)	Formulation development in process.
Immediate-release hydromorphone HCI (LTX-04)	Two Phase I exploratory pharmacokinetic studies completed. IND no longer active.

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

Manufacturing

We have completed with AD Pharma, commercial scale-up of the LTX-03 manufacturing process at a contract manufacturing organization. In February 2021, we completed manufacturing three NDA required registration/clinical batches of the to-be-marketed LTX-03 formulation on the commercial scale manufacturing equipment with quality assurance testing of the product pending before these batches can be deemed successful and ready for use. In February 2023 we reported 18 month results from an ongoing shelf-life stability study in which LTX-03 stored at controlled room temperature passed requisite quality control tests but noted the presence of a known hydrocodone derivative product and some unknown impurities that were within normally accepted FDA standards, although the unknown impurities were increasing in concentration compared to the 12 month testing.

IND Update

We submitted an Investigational New Drug Application, or IND with respect to LTX-03, to the FDA in the first quarter of 2018, which became effective in April 2018. In February 2021, we submitted to the FDA an update to the LTX-03 IND with our proposed clinical protocols for further development of LTX-03. We subsequently revised the proposed clinical study program based upon a review of the FDA Advice Letter received in October 2021. The revised clinical protocol includes:

●	Study 310 - A one tablet, single dose pharmacokinetic study in fasted, healthy adult subjects;
●	Study 311 - A 2, 5 and 9 tablet single dose pharmacokinetic study in fasted, healthy adult subjects;
●	Study 312 - A one tablet, single dose pharmacokinetic study in fed, healthy adult subjects; and
●	Study 313 – A one tablet, single dose pharmacokinetic NDA bridging study for the active ingredients.

These studies also contains design components to evaluate certain pharmacologic data with respect to, among other things, acidic beverages and drug interactions. The design of these studies was based on an Advice Letter received from the FDA but no guarantees can be made that these studies, even if successful, will be sufficient to warrant FDA approval. Final design elements of these studies and whether these studies will be run to collect the targeted information are subject to agreement by AD Pharma, who has ultimate decision making authority under the AD Pharma Amended Agreement. We may obtain the necessary information from these studies from alternate sources including, but not limited to, published literature or prior studies we have performed.

We have entered into various service agreements with vendors to enroll, dose and analyze Study 311, including with AD Pharma to serve as study manager and clinical monitor. Dosing in Study 311 completed in March 2023 and we are awaiting results of the blood sample analysis which is expected in late 2nd quarter of 2023.

Non-clinical Study APT-RDR-300

Study APT-RDR-300 was a non-clinical study of respiratory depression in which five groups of 11 Sprague-Dawley rats were orally administered doses of hydrocodone ranging from 100mg of drug per kg of body weight (mg/kg) up to 300 mg/kg and one group receiving placebo. 8 subjects in each group were measured for opioid induced respiratory depression (OIRD) assessing peripheral oxygen saturation (SpO2) of the blood over a 4 hour observation period. 36 subjects were analyzed as successfully completing the dosing. The additional 3 subjects in each group provided blood samples analyzed for hydrocodone at 0.5, 1.0, 2.0 and 4.0 hours post-dosing.

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

Non-clinical Study APT-RDR-301

Study APT-RDR-301 was a non-clinical study of respiratory depression in which five groups of 10 Sprague-Dawley rats were orally administered doses of hydrocodone ranging from 100mg of drug per kg of body weight (mg/kg) up to 300 mg/kg and one group receiving placebo. Subjects in each group were measured for OIRD assessing peripheral oxygen saturation (SpO2) of the blood at 30-minutes post-dose. After the 30-minute SpO2 reading, a blood sample was taken from each subject.

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

Clinical Study AP-LTX-311

In February 2023 we started enrollment for our first clinical study for the investigational drug LTX-03 (hydrocodone bitartrate and acetaminophen) tablets using Acura’s LIMITx technology. The study, AP-LTX-311 or Study 311, is designed to evaluate the levels of hydrocodone and acetaminophen in the blood plasma when taken at doses in excess of normal therapeutic doses. Dosing for this study was completed in March, 2023 and the Company expects topline results from Study 311 to be available in the third quarter of 2023.

Study 311 is a phase 1 pharmacokinetic study in fasted healthy adult subjects who will be taking 2, 5 and 9 tablet doses. Study 311 is targeted to have 20 subjects complete all doses which will be administered in crossover fashion over a 4 week dosing period, with one week washout between doses. All subjects will receive an intravenous naloxone blockade during drug administration to negate the pharmacologic effects of the opioid hydrocodone. The Company expects to compare the results from the LTX-03 doses to the known, well-characterized pharmacokinetic results for hydrocodone and acetaminophen from the published literature with the intent to demonstrate lower levels of hydrocodone exposure for LTX-03 compared to the currently marketed comparator product as increasing number of tablets are ingested. The acetaminophen active ingredient is not incorporated into the LIMITx technology in the LTX-03 tablet and is not expected to be substantially different from the comparator product.

AD Pharma Amended Agreement covering LTX-03

On June 28, 2019 we entered into a License, Development and Commercialization Agreement to the Limitx patent LTX-03, as amended in October 2020, July 2021, February 2022, November 2022, December 15, 2022 and June 15, 2023 (the "AD Pharma Amended Agreement"), with Abuse Deterrent Pharma, LLC (“AD Pharma”), for completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. AD Pharma retains commercialization rights from which Acura will be entitled to receive royalties and potential sales related milestones. Under the AD Pharma Amended Agreement, AD Pharma also has an option to license the Limitx patents for LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam) for exclusive commercialization rights in the United States, which are not subject to any development agreement or responsibilities by Acura.

The Agreement grants AD Pharma exclusive commercialization rights in the United States to LTX-03. The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment for LTX-03 of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month. The monthly license payments ended on July 31, 2021 under the AD Pharma Amended Agreement. The AD Pharma Amended Agreement required AD Pharma to reimburse us all our outside development costs we incurred for LTX-03. Upon commercialization of LTX-03, Acura receives stepped royalties on sales and is eligible for certain sales related milestones. At December 31, 2021, AD Pharma was delinquent in remitting $50 thousand of the license fee for the month of July 2021 and approximately $78 thousand of reimbursable LTX-03 development expenses. In March 2022, Acura received the delinquent license fee and delinquent development expenses from AD Pharma.

AD Pharma may terminate the AD Pharma Amended Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by November 30, 2023, AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option expires.

During the period December, 2021 to October, 2022, John Schutte loaned the Company $1,925,000 as evidenced by a series of unsecured promissory notes bearing interest at 5.25% maturing at December 31, 2023. On October 31, 2022, Mr. Schutte assigned these notes to Abuse Deterrent Pharma, LLC (“AD Pharma), of which Mr. Schutte is the Managing Partner. On November 10, 2022, AD Pharma and Acura Pharmaceuticals, Inc. (“we” “Acura” or the “Company), entered into an Amended Consolidated and Restated Secured Promissory Note (the “Note”) that encompasses the entire principle and accrued interest of the notes assigned by Mr. Schutte as well as any additional loans from AD Pharma to the Company. This Note bears interest at 5.25% and matures on December 31, 2023, at which time all principal and interest is due. Events of default under the Note include, among other items, bankruptcy events, failure to pay interest and principal when due and such failure continues for 5 days, and if Acura is generally not, or is unable to, or admits in writing its inability to, pay its debts as they become due. If any amount payable hereunder is not paid when due (without regard to any applicable grace periods), whether at stated maturity, by acceleration, or otherwise, including upon an event of default, such overdue amount shall bear interest at the rate per annum of 7.5% from the date of such non-payment until such amount is paid in full. This Note totaled $2,569,279 at December 31, 2022. For the period January through May, 2023, AD Pharma has made additional loans to us totaling $900 thousand. Based upon discussions with AD Pharma, it is the Company’s expectation that AD Pharma will continue to provide such financing although no assurance can be made that such will be the case.

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

Further, the Oxaydo product label guides patients not to crush and dissolve the tablets or pre-soak, lick or otherwise wet the tablets prior to administration. Similarly, caregivers are advised not to crush and dissolve the tablets or otherwise use Oxaydo for administration via nasogastric, gastric or other feeding tubes as it may cause an obstruction. We believe that Assertio has shifted focus to marketing other products in their portfolio and deemphasized the marketing Oxaydo such that Oxaydo is no longer a promoted product.

Assertio Agreement Covering Oxaydo

On January 7, 2015, we and Egalet US, Inc. and Egalet Ltd., each a subsidiary of Egalet Corporation, (now known as Assertio Holdings Inc. and formerly known as Zyla Life Sciences, or collectively Assertio), entered into a Collaboration and License Agreement, or the Assertio Agreement, to commercialize Oxaydo tablets containing our Aversion® Technology. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Assertio Agreement, we transferred the approved NDA for Oxaydo to Assertio and Assertio is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide, or the Territory, in all strengths, subject to our right to co-promote Oxaydo in the United States.

Assertio paid us an upfront payment of $5.0 million upon signing of the Assertio Agreement and a $2.5 million milestone in October 2015 in connection with the launch of Oxaydo. In addition, we are entitled to receive from Assertio a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxaydo net sales during such year. Assertio’s royalty payment obligations commenced on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to the Product).

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

As part of a 2020 restructuring by Assertio, it is our understanding that Assertio has decided to reduce selling efforts pertaining to Oxaydo and it is no longer being promoted by them and as such, we expect royalties to decline over the remainder of the Agreement. Assertio reported net sales of Oxaydo in 2021 of approximately $2.6 million resulting in approximately $130 thousand in royalties to us. The royalties payable to us under the agreement will expire in 2025.

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

Upon execution of the KemPharm Agreement, KemPharm paid us an upfront payment of $3.5 million. If KemPharm exercises its option to use our Aversion Technology with more than the 2 prodrugs licensed, then KemPharm will pay us up to $1.0 million for each additional prodrug license. In addition, we will receive from KemPharm a low single digit royalty on commercial sales by KemPharm of products developed using our Aversion Technology under the KemPharm Agreement. As of April 30, 2023 we are unaware of KemPharm’s use of our Aversion technology under the KemPharm Agreement.

The KemPharm Agreement expires upon the expiration of KemPharm’s royalty payment obligations in all countries.

Aversion Technology Development Opioid Products

We have no ongoing development activities with respect to our Aversion Technology.

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

MainPointe has the option to expand the licensed territory beyond the United States and Canada to the European Union (and the United Kingdom), Japan and South Korea for payments of $1.0 million, $500 thousand and $250 thousand, respectively. In addition, MainPointe has the option to add to the MainPointe Agreement certain additional products, or Option Products, containing PSE and utilizing the Impede Technology for a fee of $500 thousand per product (for all product strengths), including the product candidate Loratadine with pseudoephedrine. MainPointe has assigned and transferred its option rights to a Nexafed 12-hour formulation to AD Pharma. If the territory has been expanded prior to the exercise of a product option, the option fee will be increased to $750 thousand per product. If the territory is expanded after the payment of the $500 thousand product option fee, a one-time $250 thousand fee will be due for each product. If a third party is interested in developing or licensing rights to an Option Product, MainPointe must exercise its option for that product or its option rights for such product will terminate. On June 28, 2019, we granted authority to MainPointe to assign to AD Pharma the option and the right to add, as an Option Product to the Nexafed® Agreement, a Nexafed® 12-hour dosage (an extended-release pseudoephedrine hydrochloride product utilizing the IMPEDE® Technology in 120mg dosage strength) and waived the $500 thousand option fee, however effective with the October 2020 amendment to the AD Pharma Amended Agreement, this option and right was rescinded.

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

Patents and Patent Applications

We have the following issued patents covering, among other things, our LIMITx Technology:

Patent No. (Jurisdiction)	Subject matter	Issued	Expires
9,101,636 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Aug. 2015	Nov. 2033
9,320,796 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Apr. 2016	Nov. 2033
9,662,393 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	May 2017	Nov. 2033
10,441,657 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Sept. 2019	Nov. 2033
10,688,184 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when 3 or more doses are consumed	Jun. 2020	Nov. 2033
11,083,794 (US)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Aug. 2021	Nov. 2033
2,892,908 (CAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
5,922,851 (JAPAN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Apr. 2016	Nov. 2033
ZL201380062421.0 (CHN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2018	Nov. 2033
201711090908.6 (CHN)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Oct.2020	Nov. 2033
2,925,304 (EUR)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Sept. 2018	Nov. 2033

2013352162 (AUS)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Dec. 2018	Nov. 2033
202210206 (AUS)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Sep. 2022	Nov. 2033
366159 (MEX)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2019	Nov. 2033
238713 (ISR)	Abuse deterrent products wherein the release of active ingredient is retarded when excessive doses are consumed	Jul. 2019	Nov. 2033

We have the following issued patents covering, among other things, Oxaydo and our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
7,201,920 (US)	Pharmaceutical compositions including a mixture of functional inactive ingredients and specific opioid analgesics	Apr. 2007	Mar. 2025
7,510,726 (US)	A wider range of compositions than those described in the 7,201,920 Patent	Mar. 2009	Nov. 2023
7,981,439 (US)	Pharmaceutical compositions including any water soluble drug susceptible to abuse	Jul. 2011	Aug. 2024
8,409,616 (US)	Pharmaceutical compositions of immediate-release abuse deterrent dosage forms	Apr. 2013	Nov. 2023
8,637,540 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Jan. 2014	Nov. 2023
9,492,443 (US)	Pharmaceutical compositions of immediate-release abuse deterrent opioid products	Nov. 2016	Nov. 2023

We have the following additional issued patents relating to our Aversion Technology:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
2,004,294,953 (AUS)	Abuse deterrent pharmaceuticals	Apr. 2010	Nov. 2024
2,010,200,979 (AUS)	Abuse deterrent pharmaceuticals	Aug. 2010	Nov. 2024

We have the following issued patents covering, among other things, our Nexafed product line and Impede 1.0 and 2.0 technologies:

Patent No. (Jurisdiction)	Subject Matter	Issued	Expires
8,901,113 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2014	Feb. 2032
9,757,466 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Sept. 2017	Feb. 2032
10,004,699 (US)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Jun. 2018	Dec. 2035
10,155,044 (US)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Dec. 2018	Feb. 2032
2010300641 (AUS)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,775,890 (CAN)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jun. 2016	Sept. 2030
2,488,029 (EUR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Mar. 2016	Sept. 2030
218533 (ISR)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Jan. 2016	Sept. 2030
2015274936 (AUS)	Methods and compositions for interfering with extraction or conversion of a drug susceptible to abuse	Sept. 2018	Jun. 2035
13102020.5 (HK)	Pharmaceutical compositions suitable for reducing the chemical conversion of precursor compounds	Oct. 2016	Sept. 2030

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

Between October, 2013 and May, 2014 we settled on an individual basis, patent infringement suits we brought against generic manufacturers Par Pharmaceuticals, Inc., Impax Laboratories, Inc., Sandoz Inc. and Ranbaxy Inc. initiated by their seeking to market generic versions of Oxaydo. Principally, the settlements grant to Par, a royalty bearing license to use our Aversion Technology patents in an immediate-release oxycodone product starting in January 2022. None of such settlements impacted the validity or enforceability of our Patents.

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

Reference is made to the Risk Factors contained in this Report on Form 10-K for the year ended December 31, 2021 for a discussion, among other things, of patent applications and patents owned by third parties, including claims that may encompass our Aversion

Technology and Oxaydo tablets, and the risk of infringement, interference or opposition proceedings that we may be subject to arising from such patents and patent applications.

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

In addition to our license agreement with MainPointe and AD Pharma, we may consider licensing our Impede Technology or other products utilizing such technology for commercialization.

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

According to FDA’s fee schedule, posted on August 3, 2020, for the 2021 fiscal year, the user fee for an application fee requiring clinical data, such as an NDA was $2,875,842. The FDA’s fee schedule, posted on August 16, 2021, for the 2022 fiscal year, the user fee for an application fee requiring clinical data was $3,117,218. The FDA’s fee schedule, posted on October 7, 2022, for the 2023 fiscal year, the user fee for an application fee requiring clinical data is $3,242,026. The FDA adjusts PDUFA user fees on an annual basis. A written request can be submitted for a waiver of the application fee for the first human drug application that is filed by a small business. Where we are subject to these fees, they are significant expenditures that may be incurred in the future and must be paid at the time of submission of each application to FDA.

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

In terms of program fees, subject to certain exceptions, each sponsor is required to pay the annual fee for each new prescription drug approved as of 1 October of each fiscal year (for 2021 such fee was $336,432 per product strength, for 2022 such fee was $369,413 and for 2023 such fee is $393,933), but applicants may not be assessed more than five prescription drug program fees for a fiscal year, for prescription drugs identified in a single application. For example, an applicant that has 10 drug products identified in an approved NDA for 10 different strengths of tablet dosage form products is eligible for an assessment for a maximum of 5 program fees. PDUFA VI also eliminated fees for drug application supplements and establishment fees.

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

The general conditions set forth for OTC Monograph products include, among other things:

●	the product is manufactured at FDA registered establishments and in accordance with cGMPs;
●	the product label meets applicable format and content requirements including permissible “Indications” and all required dosing instructions and limitations, warnings, precautions and contraindications that have been established in an applicable OTC Monograph;
●	the product contains only permissible active ingredients in permissible strengths and dosage forms;
●	the product contains only suitable inactive ingredients which are safe in the amounts administered and do not interfere with the effectiveness of the preparation; and
●	the product container and container components meet FDA’s requirements.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we refer to collectively as the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other cost containment measures, the Healthcare Reform Law establishes:

●	An annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents;
●	A new Medicare Part D coverage gap discount program, in which pharmaceutical manufacturers who wish to have their drugs covered under Part D must offer discounts to eligible beneficiaries during their coverage gap period (the “donut hole”); and
●	A new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.

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

In 2022, the U.S. Congress adopted legislation directed at allowing the Medicare Part D drug program to negotiate discounts from approved drug manufacturers which could impact the prices we or our licensees charge to Medicare, the largest healthcare insurer in the U.S.

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

Human Capital Management

We have 9 full-time employees, 6 of whom are engaged in the research, development and manufacture of product candidates utilizing our proprietary Aversion, Impede, and LIMITx Technologies. The remaining employees are engaged in administrative, legal, accounting, finance, and business development activities. All of our senior management and most of our other employees have prior experience in pharmaceutical or biotechnology companies. We strive to maintain a safe, healthy and respectful workplace. We offer competitive compensation coupled with attractive health benefits. The average tenure of our employees is approximately 20 years. Since 2018, three employees have separated from the Company and none were replaced. We believe engaging experienced pharmaceutical scientists in our Culver, IN facility could be difficult given its less populated geography and lack of other pharmaceutical companies in the immediate area.

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

Risks Related to Our Business and Industry

We have a history of operating losses and may not be able to generate a positive return on shareholders’ investment; there is substantial doubt as to our ability to continue as a going concern: We had a net loss of $0.9 million, $1.2 million, and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of June, 30 2023 our cash on hand balance was approximately $165 thousand. Our future viability will depend on several factors, including:

●	the receipt of additional funding from AD Pharma to support operations thru the receipt of FDA approval of LTX-03 and its successful commercialization by AD Pharma; (ii) the receipt of FDA approval and the successful commercialization by future licensees, yet to be identified and obtained, of products utilizing our LIMITx Technology; and (iii) our ability to commercialize all our Impede and LIMITx Technology products without infringing the patents and other intellectual property rights of third parties, of which no assurance can be given.

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

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us; if we fail to raise additional funding we will cease operations and/or seek protection under applicable bankruptcy laws: Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue until such time as royalties from AD Pharma’s sale of LTX-03 occur which is not expected until 2023 at the earliest. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our and clinical studies and the cost, timing and outcomes of regulatory approval for our LIMITx product candidates. As of June 30, 2023 our cash on hand balance was approximately $165 thousand. The AD Pharma Amended Agreement provided us a monthly license payment of $350 thousand from AD Pharma for a period from inception up to April 2020 at which time the payment became $200 thousand per month and ended in July 2021. The AD Pharma Amended Agreement required AD Pharma to reimburse us all our outside development costs we incurred for LTX-03. To fund further operations, we must raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies.

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

If we fail to comply with the covenants and other obligations under our loan with AD Pharma, LLC they may accelerate amounts owed and may foreclose upon the security interest in all of our assets securing our obligation: On November 10, 2022, we (including our wholly-owned subsidiary Acura Pharmaceutical Technologies, Inc. (“APT”)), entered into a Promissory Note and Security Agreement with Abuse Deterrent Pharma, LLC. This Note includes a security interest in all of our assets. Our failure to comply with the terms of the loan agreement, if we file bankruptcy, failure to pay interest and principal when due on December 31, 2023, or upon failure to meet certain timelines as defined in the License, Development and Commercialization Agreement could result in the acceleration of payment of our loan, foreclosure on our assets, and other adverse results. Any declaration of an event of default by AD Pharma could result in the transfer of our business to AD Pharma without additional consideration and the loss by our shareholders of their entire interest.

Our failure to meet the development timelines in the AD Pharma Amended Agreement, including FDA acceptance of NDA submission for LTX-03 by November 30, 2023, will allow AD Pharma the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property which will adversely impact our ability to develop, market and sell our LIMITx Technology products and our revenues and business will be materially adversely affected: The AD Pharma Amended Agreement requires that the new drug application for LTX-03 be accepted by the FDA by November 30, 2023. Failure to do so gives AD Pharma the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property.

We are largely dependent on our successful development of LIMITx product candidates which are unproven and may not be approved by the FDA: We expect that a substantial portion of our efforts and expenditures over the next few years, if we obtain additional funding, will be devoted to our lead LIMITx product candidate, LTX-03, and other LIMITx product candidates in development. Accordingly, our business is currently substantially dependent on the successful development, clinical testing, regulatory approval and commercialization of our LIMITx product candidates, which may never occur. If our clinical studies for LTX-03 are not successful we may determine that further clinical development of LTX-03 or other LIMITx product candidates should be discontinued. Also, the failure of clinical studies for LTX-03 may cause AD Pharma to terminate the AD Pharma Amended Agreement. We expect that any revenues from our LIMITx product candidates, specifically LTX-03 will be derived from upfront payments, milestone payments and royalties under license agreements with AD Pharma, of which no assurance can be given.

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

Our failure to successfully establish new license agreements with pharmaceutical companies for the development and commercialization of our other products in development may adversely impair our ability to develop, market and sell such products: The AD Pharma Amended Agreement grants AD Pharma an exclusive license to develop and commercialize LTX-03 in the US. The Assertio Agreement grants Assertio an exclusive worldwide license to develop and commercialize Oxaydo. Our license agreement with KemPharm Inc., or the KemPharm Agreement, grants exclusive worldwide rights to KemPharm to utilize our Aversion technology in certain of KemPharm’s prodrug products. Our license agreement with MainPointe grants exclusive rights in the U.S. and Canada (with option rights to expand the licensed territory) to our Nexafed products with option rights to certain other pseudoephedrine-containing products utilizing our Impede technology. We believe that opportunities exist to enter into license agreements similar to the AD Pharma Amended Agreement, Assertio Agreement, the KemPharm Agreement and the MainPointe Agreement with other pharmaceutical company partners for the development and commercialization of our LIMITx, Impede and Aversion Technologies in the United States and worldwide. However, there can be no assurance that we will be successful in entering into such license agreements in the future. If we are unable to enter into such agreements, our ability to develop and commercialize our product candidates, and our financial condition and results of operations, would be materially adversely affected.

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

The market may not be receptive to products incorporating our LIMITx Technology: The commercial success of our products will depend on acceptance by health care providers and others that such products are clinically useful, cost-effective and safe. There can be no assurance given that our products utilizing the LIMITx Technology will be accepted by health care providers and others. Factors that may materially affect market acceptance of our product candidates include but are not limited to:

●	the relative advantages and disadvantages of our products compared to competitive products;
●	the relative timing to commercial launch of our products compared to competitive products;
●	the relative safety and efficacy of our products compared to competitive products;
●	the product labeling approved by the FDA for our products

●	the product’s ability to perform as tested under real world conditions;;
●	the perception of health care providers of unique benefits of our products and their willingness to prescribe our products and their willingness to undertake administrative processes that may be invoked by third party payers; the willingness of third party payers to reimburse for our prescription products;
●	the willingness of pharmacy chains and wholesalers to stock our products;
●	the willingness of pharmacists to recommend our Nexafed products to their customers; and
●	the willingness of consumers to utilize and pay for our products.

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

●	An annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents;
●	An increase in the minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	A new Medicare Part D coverage gap discount program, under which manufacturers must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	Extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research;
●	A revision to the definition of “average manufacturer price” for reporting purposes; and

●	Encouragement for the development of comparative effectiveness research, which may reduce the extent of reimbursement for our products if such research results in any adverse findings.

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

Consolidation in the healthcare industry could lead to demands for price concessions or for the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or results of operations: Because healthcare costs have risen significantly, numerous initiatives and reforms by legislatures, regulators and third-party payers to curb these cost increases have resulted in a trend in the healthcare industry to consolidate product suppliers and purchasers. As the healthcare industry consolidates, competition among suppliers to provide products to purchasers has become more intense. This in turn has resulted, and will likely continue to result, in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, and large single accounts continue to use their market power to influence product pricing and purchasing decisions. We expect that market demand, government regulation, third party reimbursement policies and societal pressures will continue to influence the worldwide healthcare industry, resulting in further business consolidations, which may exert further downward pressure on the prices of our anticipated products. This downward pricing pressure may adversely impact our business, financial condition or results of operations. Under each of the Assertio Agreement, the KemPharm Agreement, the MainPointe Agreement and AD Pharma Amended Agreement, our licensees control (or will control in the case of AD Pharma for LTLX-03) the price of the licensed products, and we expect that our licensees, if any, of our products in development, will control the price of such products and may provide price discounts and price reductions in its discretion. Such price discounts and reductions will reduce the net sales of our licensed products and, correspondingly, our royalty payments under such license agreements. In addition, if any of our large customers is acquired or merged with another provider of similar products, we may lose that customer’s business

Our success depends on our ability to protect our intellectual property: Our success depends on our ability to obtain and maintain patent protection for products developed utilizing our technologies, in the United States and in other countries, and to enforce these patents. The patent positions of pharmaceutical firms, including us, are generally uncertain and involve complex legal and factual questions. Notwithstanding our receipt of U.S. patents covering our Aversion, Impede and LIMITx Technologies, there is no assurance that any of our patent claims in our other pending non-provisional and provisional patent applications relating to our technologies will issue or if issued, that any of our existing and future patent claims will be held valid and enforceable against third-party infringement or that our products will not infringe any third-party patent or intellectual property. Moreover, any patent claims relating to our technologies may not be sufficiently broad to protect our products. In addition, issued patent claims may be challenged, potentially invalidated or potentially circumvented. Our patent claims may not afford us protection against competitors with similar technology or permit the commercialization of our products without infringing third-party patents or other intellectual property rights.

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

We may become involved in patent litigation or other intellectual property proceedings relating to our Aversion, Impede or LIMITx Technologies or product candidates, which could result in liability for damages or delay or stop our development and commercialization efforts: The pharmaceutical industry has been characterized by significant litigation and other proceedings regarding patents, patent applications and other intellectual property rights. The situations in which we may become parties to such litigation or proceedings may include:

●	litigation or other proceedings we or our licensee(s) may initiate against third parties to enforce our patent rights or other intellectual property rights, including the submission of drug applications to the FDA certifying a challenge to our patents (Paragraph IV Proceedings);
●	litigation or other proceedings we or our licensee(s) may initiate against third parties seeking to invalidate the patents held by such third parties or to obtain a judgment that our products do not infringe such third parties’ patents;
●	litigation or other proceedings third parties may initiate against us or our licensee(s) to seek to invalidate our patents or to obtain a judgment that third party products do not infringe our patents;
●	if our competitors file patent applications that claim technology also claimed by us, we may be forced to participate in interference, inter partes or opposition proceedings to determine the priority of invention and whether we are entitled to patent rights on such invention; and
●	if third parties initiate litigation claiming that our products infringe their patent or other intellectual property rights, we will need to defend against such proceedings.

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

Prior ownership changes have limited our ability to use our tax net operating loss carryforwards as part of a corporate restructure or reorganization: Significant equity restructuring often results in an Internal Revenue Section 382 ownership change that limits the future use of Net Operating Loss (“NOL”) carryforwards and other tax attributes. In addition, under the Tax Cuts and Jobs Act of 2017, NOL usage in any given year will be limited to 80% of taxable income, without regard to the NOL deduction, and losses incurred in 2018 and forward may not be carried back but can be carried forward indefinitely, but losses incurred prior to 2018 can only be carried forward for 20 years. We have determined that we have undergone ownership changes in both 2004 and 2017 and most likely had additional ownership change in 2021 (as defined by Section 382 of the Internal Revenue Code) and as a result, our use of NOL carryforwards on an annual basis will be most likely extremely limited. As such, an entity that may seek to acquire the Company would likely be limited in the amount of NOLs they may be able to utilize. Neither the amount of our NOL carryforwards nor the amount of limitation of such carryforwards claimed by us have been audited or otherwise validated by the Internal Revenue Service, which could challenge the amount we have calculated. The recognition and measurement of our tax benefit includes estimates and judgment by our management, which includes subjectivity. Changes in estimates may create volatility in our tax rate in future periods based on new information about particular tax positions that may cause management to change its estimates.

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

Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline: During 2021, our stock traded as high as $0.75 per share and as low as $0.15 per share. During 2022 our stock traded as high as $0.60 per share and as low as $0.01 per share. The trading price of our common stock is likely to continue to exhibit wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

●	results from our pre-clinical and clinical development programs, including our LIMITx product candidates;
●	FDA actions related to our products in development;
●	FDA actions related to any of our potential products;
●	announcements regarding the progress of our preclinical and clinical programs;
●	announcements regarding the execution of license agreements with third parties for our products or product candidates;
●	failure of any of our products in development, if approved, to achieve commercial success;
●	quarterly variations in our results of operations or those of our competitors;
●	our ability to develop and market new and enhanced products on a timely basis;
●	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;
●	third-party coverage and reimbursement policies;

●	additions or departures of key personnel;
●	commencement of, or our involvement in, litigation;
●	the inability of our contract manufacturers to provide us with adequate commercial supplies of our products;
●	changes in governmental regulations or in the status of our regulatory approvals;
●	changes in earnings estimates or recommendations by securities analysts;
●	any major change in our board or management;
●	general economic conditions and slow or negative growth of our market; and
●	political instability, natural disasters, war and/or events of terrorism.

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

Any future sale of a substantial number of shares in a capital raising transaction could depress the trading price of our stock: In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the then current trading price of our common stock. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the then current trading price of our common stock. As of April 30, 2023, our two largest shareholders own an aggregate of 61,897,030 shares (including 10,000,000 shares underlying warrants) (representing approximately 83.7% of our outstanding shares, including shares issuable upon exercise of these warrants but not including any other warrants, options or convertible debt outstanding to other entities). If some or all of such shares are sold by such stockholders, it may have the effect of depressing the trading price of our common stock and could make it more difficult for us to raise capital if needed in the future.

As of April 30, 2023, approximately 13.6% of our common stock, is owned by a single individual, who is also a principal of AD Pharma LLC and MainPointe Pharmaceuticals LLC, and that individual has right to designate a director: A significant amount of our common stock is owned by a single individual, Mr. Schutte. On July 24, 2017, we completed a $4.0 million private placement with him for the sale of 8,912,655 shares. Mr. Schutte is a principal of MainPointe. In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada. MainPointe also has options to expand the territory and products covered for additional sums. Further, Mr. Schutte has the right to designate a director (he has not done so).

During the period December, 2021 to October, 2022, John Schutte loaned the Company $1,925,000 as evidenced by a series of unsecured promissory notes bearing interest at 5.25% maturing at December 31, 2023. On October 31, 2022, Mr. Schutte assigned these notes to Abuse Deterrent Pharma, LLC (“AD Pharma), of which Mr. Schutte is the Managing Partner. On November 10, 2022, AD Pharma and Acura Pharmaceuticals, Inc. (“we” “Acura” or the “Company), entered into an Amended Consolidated and Restated Secured Promissory Note (the “Note”) that encompasses the entire principle and accrued interest of the notes assigned by Mr. Schutte as well as an additional loan of $350,000 from AD Pharma to the Company. AD Pharma made a loan of $250,000 to us in December 2022 and for the period January through May, 2023, made additional loans to us totaling $900 thousand. This Note totaling $3,469,279 bears interest at 5.25%

and matures on December 31, 2023, at which time all principal and interest is due. Events of default under the Note include, among other items, bankruptcy events, failure to pay interest and principal when due and such failure continues for 5 days, and if Acura is generally not, or is unable to, or admits in writing its inability to, pay its debts as they become due. If any amount payable hereunder is not paid when due (without regard to any applicable grace periods), whether at stated maturity, by acceleration, or otherwise, including upon an event of default, such overdue amount shall bear interest at the rate per annum of 7.5% from the date of such non-payment until such amount is paid in full.

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

Our shares of common stock have been thinly traded, so you may be unable to sell at or near ask prices or even at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares: Effective May 17, 2022 the Company’s common stock was downgraded from the OTCQB to the OTC Markets Group OTC Pink tier because we did not file Annual Report on Form 10-K for 2021. On July 20, 2022 the Company was notified that, effective July 21, 2022, its common stock would be further downgraded from the OTC Markets Group OTC Pink tier to the OTC Expert Market of the OTC Markets Group because the Company was delinquent in making current information publicly available as required by SEC Rule 15c2-11. This occurred because the Company failed to file its Quarterly Report on Form 10-Q for the first quarter ended March 31, 2022 within the applicable grace periods provided by the OTC Markets Group. Both of these reports could not be filed within the prescribed time period because of delays in the completion of management’s evaluation of the Company’s liquidity including the ability to meet day-to-day operating obligations. Additionally, the Company has failed to file its Quarterly Report on Form 10-Q for each of the second quarter ended June 30, 2022 and the third quarter ended September 30, 2022 and its Annual Report on Form 10-K for 2022. The Company has failed to file its Quarterly Report on Form 10-Q for the first quarter ended March 31, 2023.

Because of the restrictions imposed on securities quoted on the OTC Expert Market, most investors will not be able to publicly sell their shares. Additionally, they will not have access to bid and ask prices or other information, including trading volume. As such, OTC Expert Market shares are illiquid.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2021 fiscal year that remain unresolved.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Market Prices of Common Stock

During 2018 fiscal year and through May 20, 2019 our common stock was quoted on the OTC Markets Group OTCQB under the symbol “ACUR”. However, commencing May 20, 2019 as a result of late filing of our 2018 Annual Report on Form 10-K our common stock was relegated to the OTC Markets Group OTC Pink tier. The Company regained compliance with the OTCQB in March, 2020 and effective March 23, 2020 it was quoted on the OTCQB.

Effective May 17, 2022 the Company’s common stock was downgraded from the OTCQB to the OTC Markets Group OTC Pink tier because we did not file Annual Report on Form 10-K for 2021. On July 20, 2022 the Company was notified that, effective July 21, 2022, its common stock would be further downgraded from the OTC Markets Group OTC Pink tier to the OTC Expert Market of the OTC Markets Group because the Company was delinquent in making current information publicly available as required by SEC Rule 15c2-11. This occurred because the Company failed to file its Quarterly Report on Form 10-Q for the first quarter ended March 31, 2022 within the applicable grace periods provided by the OTC Markets Group. Both of these reports could not be filed within the prescribed time period because of delays in the completion of management’s evaluation of the Company’s liquidity including the ability to meet day-to-day operating obligations. Additionally, the Company has failed to file its Quarterly Report on Form 10-Q for each of the second quarter ended June 30, 2022 and the third quarter ended September 30, 2022 and its Annual Report on Form 10-K for 2022. The Company has failed to file its Quarterly Report on Form 10-Q for the first quarter ended March 31, 2023.

Because of the restrictions imposed on securities quoted on the OTC Expert Market, most investors will not be able to publicly sell their shares. Additionally, they will not have access to bid and ask prices or other information, including trading volume. As such, OTC Expert Market shares are illiquid.

Set forth below for the period indicated are the high and low sales prices for our common stock in the OTC Market of OTCQB and OTC Pink tier.

Period	Sales Prices
	High	Low
2020 Fiscal Year
First Quarter	$0.43	$0.22
Second Quarter	$0.40	$0.14
Third Quarter	$0.35	$0.22
Fourth Quarter	$0.30	$0.18

2021 Fiscal Year
First Quarter	$0.50	$0.15
Second Quarter	$0.75	$0.32
Third Quarter	$0.74	$0.48
Fourth Quarter	$0.60	$0.50

2022 Fiscal Year
First Quarter	$0.60	$0.29
Second Quarter	$0.54	$0.25
Third Quarter thru July 20, 2022	$0.52	$0.25
Third Quarter from July 21, 2022 thru September 30, 2022	$0.48	$0.01
Fourth Quarter	$0.05	$0.01

2023 Fiscal Year
First Quarter	$0.05	$0.01
Second Quarter thru April 30, 2023	$0.05	$0.01
(1)

Common stock was listed on the OTC Expert Market effective July 21, 2022. Quotations in OTC Expert Market securities are restricted from public viewing. Only broker-dealers and professional or sophisticated investors are permitted to view quotations in Expert Market securities.

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

ITEM 6. RESERVED

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

Company’s Present Financial Condition

At December 31, 2021, we had cash of $65 thousand compared to $413 thousand of cash at December 31, 2020. We had an accumulated deficit of approximately $390.1 million and $389.2 million at December 31, 2021 and December 31, 2020, respectively. We had a loss from operations of $1.2 million and a net loss of $876 thousand for the year ended December 31, 2021, compared to a loss from operations of $758 thousand and a net loss of $1.2 million for the year ended December 31, 2020.

On June 28, 2019 we entered into a License, Development and Commercialization Agreement, as amended in October 2020, July 2021, February 2022, November 2022, December 15, 2022, and June 15, 2023 (the "AD Pharma Amended Agreement"), with Abuse Deterrent Pharma, LLC (“AD Pharma”) for the completion of development of LTX-03. The AD Pharma Amended grants AD Pharma exclusive commercialization rights in the United States to LTX-03. Under the AD Pharma Amended Agreement, AD Pharma also has an option to license the Limitx patents for LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam) for exclusive commercialization rights in the United States, which are not subject to any development agreement or responsibilities by Acura. The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment for LTX-03 of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month. The monthly license payments ended on July 31, 2021 under the AD Pharma Amended Agreement. The AD Pharma Amended Agreement required AD Pharma to reimburse us all our outside development costs we incurred for LTX-03. Upon commercialization of LTX-03, Acura will be entitled to stepped royalties on sales and is eligible for certain sales related milestones. The AD Pharma Amended Agreement, requires the NDA for LTX-03 be accepted by the FDA by November 30, 2023 or AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option to terminate AD Pharma Amended Agreement expires. The AD Pharma Amended Agreement allows AD Pharma to terminate the AD Pharma Amended Agreement anytime for “convenience on 30 days prior written notice”.

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

Results of Operations for the Years Ended December 31, 2021 and 2020.

	December 31
	2021	2020	Change

Revenues:	$000’s		$000’s	Percent
Royalties	$132	$109	$23	21%
License fees from related party	1,400	3,000	(1,600)	(53)
Collaboration from related party	31	238	(207)	(87)
Product sales	—	223	(223)	(100)
Total revenues	1,563	3,570	(2,007)	(56)

Expenses:
Research and development	1,524	1,781	(257)	14
General and administrative	1,250	2,547	(1,297)	(51)
Total expenses	2,774	4,328	(1,554)	(51)
Operating loss	(1,211)	(758)	453	60

Gains on forgiveness of loans under CARES Act	535	—	535	—
Interest expense	(200)	(450)	(250)	(56)
Loss before provision for income taxes	(876)	(1,208)	(332)	(28)
Provision for income taxes	—	—
Net loss	$(876)	$(1,208)	(332)	(28)

Revenues

Royalty Revenue

In connection with our license agreement with Assertio for Oxaydo, we earn a royalty based on their net product sales, as defined in the license agreement. We recognized $130 thousand and $102 thousand of royalty revenue for Oxaydo during the years ended 2021 and 2020, respectively. We expect future lower royalties from lower net product sales of Oxaydo as Assertio has indicated Oxaydo is a non-promoted product.

In connection with our license agreement with MainPointe for our Nexafed product line, we earn a royalty based on product net sales. We recognized $2 thousand and $7 thousand of royalty revenue on Nexafed during 2021 and 2020, respectively.

License Fees

We recognize license fees under the AD Pharma Amended Agreement for LTX-03. The monthly license payments ended on July 31, 2021 under the AD Pharma Amended Agreement. We recognized $1.4 million and $3.0 million of license fees revenue during the years ended 2021 and 2020, respectively.

Collaboration Revenue

Collaboration revenue is derived from reimbursement of development expenses under our collaboration agreement for LTX-03 with AD Pharma, and are recognized when costs are incurred pursuant to the AD Pharma Amended Agreement. During 2021 development activities by us were focused and directed towards, among other activities, submission in February 2021 to the FDA an update to the LTX-03 IND with our proposed clinical protocols for further development of LTX-03. We subsequently revised the proposed clinical study program based upon a review of the FDA Advice Letter received in October 2021. Final design elements of these studies and whether these studies will be run to collect the targeted information are subject to agreement by AD Pharma, who has ultimate decision making authority under the AD Pharma Amended Agreement. We may enter into various service agreements with vendors for Study 311, including with AD Pharma to serve as study manager and clinical monitor. We recognized $31 thousand and $238 thousand of collaboration revenue during the years ended 2021 and 2020, respectively.

Product Sales

Nexafed was launched in mid-December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. Prior to entering into the MainPointe Agreement in March 2017, we sold our Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Our Nexafed products were sold subject to the right of return usually for a period of up to twelve months after the product expiration. During the second quarter 2020, we reviewed our product sales return allowance liability and recorded a $223 thousand favorable amount to product sales as we believed sufficient time had passed where the Nexafed product was no longer subject to right of return and we estimated no additional product would be returned.

Operating Expenses

Research and Development

Research and development expense (“R&D”) for 2021 and 2020 was primarily with respect to our LIMITx Technology development activity under license with AD Pharma and can include, among other items, costs of preclinical and non-clinical internal and external activities, clinical study programs, clinical supplies and its related formulation and design costs, salaries and other personnel related expenses of our employees, consultants, our facility costs, and a percentage share of selected cost sharing expenses under the license agreement with Assertio. Our R&D expenses decreased approximately $0.3 million between reporting periods, all related to the LTX-03 development activities. Final design elements of these clinical study programs and whether these studies will be run to collect the targeted information are subject to agreement by AD Pharma, who has ultimate decision making authority under the AD Pharma Amended Agreement. We may enter into various service agreements with vendors for Study 311, including with AD Pharma to serve as study manager and clinical monitor.

General and Administrative

Our general and administrative expenses primarily consisted of legal, audit and other professional services, corporate insurance, and payroll. Included in each of the 2021 and 2020 results are share-based compensation expenses of approximately $109 thousand and $53 thousand, respectively. Excluding the share-based compensation expense our general and administrative expenses decreased by approximately $1.4 million between reporting periods, resulting primarily from lower fees in legal and accounting professional fees, lower wage expenses resulting from employee attrition, cessation of cost sharing expenses under product license agreement and the significant reduction of intangible asset amortization expense primarily resulting from the asset’s impairment charge recorded in 2020.

Non-Operating Expense

Interest Expense

For 2021 and 2020, we incurred interest expense of $200 thousand and $450 thousand, respectively on our various related-party debt financings. Our interest expense decreased in 2021 because in June 2021 the $6.0 million promissory note and its $877 thousand of accrued interest held by AD Pharma was converted into 42,984,375 shares of the Company’s common stock.

Income Taxes

Our results for 2021 and 2020 include no federal or state income tax benefit provisions due to 100% allowances placed against our deferred tax assets for the uncertainty of their future utilization.

Liquidity and Capital Resources

As of December 31, 2021, our cash on hand balance was $65 thousand, working capital deficit of $143 thousand and an accumulated deficit of $390.1 million. We had a loss from operations of $1.2 million and a net loss of $879 thousand for the year ended December 31, 2021. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future. As of June 30, 2023 our cash on hand balance was approximately $165 thousand.

The License, Development and Commercialization Agreement, as amended in October 2020, July 2021, February 2022, November 2022, and December 15, 2022 (the "AD Pharma Amended Agreement"), with Abuse Deterrent Pharma, LLC (“AD Pharma”) required AD Pharma to pay us a monthly license payment for LTX-03 of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month. The monthly license payments ended on July 31, 2021 under the AD Pharma Amended Agreement. The AD Pharma Amended Agreement also required AD Pharma to reimburse us all our outside development costs we incurred for LTX-03. At December 31, 2021, AD Pharma was delinquent in remitting $50 thousand of the July 2021 license fee and approximately $78 thousand of reimbursable LTX-03 development expenses. In March 2022, Acura received the delinquent license fee and delinquent development expenses from AD Pharma.

During the period December, 2021 to October, 2022, John Schutte loaned the Company $1,925,000 as evidenced by a series of unsecured promissory notes bearing interest at 5.25% maturing at December 31, 2023. On October 31, 2022, Mr. Schutte assigned these notes to Abuse Deterrent Pharma, LLC (“AD Pharma), of which Mr. Schutte is the Managing Partner. On November 10, 2022, AD Pharma and Acura Pharmaceuticals, Inc. (“we” “Acura” or the “Company), entered into an Amended Consolidated and Restated Secured Promissory Note (the “Note”) that encompasses the entire principle and accrued interest of the notes assigned by Mr. Schutte as well as any additional loans from AD Pharma to the Company. This Note bears interest at 5.25% and matures on December 31, 2023, at which time all principal and interest is due. Events of default under the Note include, among other items, bankruptcy events, failure to pay interest and principal when due and such failure continues for 5 days, and if Acura is generally not, or is unable to, or admits in writing its inability to, pay its debts as they become due. If any amount payable hereunder is not paid when due (without regard to any applicable grace periods), whether at stated maturity, by acceleration, or otherwise, including upon an event of default, such overdue amount shall bear interest at the rate per annum of 7.5% from the date of such non-payment until such amount is paid in full. This Note totaled $2,569,279 at December 31, 2022. For the period January through May, 2023, AD Pharma has made additional loans to us totaling $900 thousand. Based upon discussions with AD Pharma, it is the Company’s expectation that AD Pharma will continue to provide such financing although no assurance can be made that such will be the case.

There can be no assurance that AD Pharma will agree to further make extensions to the NDA filing acceptance date or that they will not take ownership of the intellectual property. Whether or not AD Pharma exercises their right to terminate the AD Pharma Amended Agreement, we need to raise additional financing or enter into license or collaboration agreements with third parties relating to our technologies. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations. In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

In view of the matters described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued and our independent registered public accounting firm have included in their report relating to our 2021 financial statements a “going concern” explanatory paragraph as to substantial doubt of our ability to continue as a going concern.

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

Cash Flows

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(742)	$(719)
Investing activities	—	—
Financing activities	394	270
Net decrease in cash	$(348)	$(449)

Cash Flows from Operating Activities

For the year ended December 31, 2021, the net cash used in operating activities was $742 thousand and consisted primarily of a net loss of $879 thousand. This net loss and the $535 thousand gains on forgiveness of loans under CARES Act was partially offset by non-cash items such as $58 thousand in share-based compensation expense, $47 thousand of depreciation expense, $17 thousand of amortization expense on right-of-use asset, $47 thousand impairment charge on an intangible asset, and $26 thousand of intangible asset amortization expense along with $477 thousand in net cash inflows from changes in operating assets and liabilities.

The net cash inflow from changes in operating assets and liabilities of $477 thousand for the year ended December 31, 2021 was due to decreases of $350 thousand in license fee receivable from related party, $119 thousand in collaboration revenue receivable from related party along with increases of $161 thousand in accounts payable, $199 thousand in accrued interest and $52 thousand in other current liabilities. These cash inflows were partially offset by increases of $10 thousand in prepaid expenses and other current assets and a decrease of $394 thousand in accrued expenses.

For the year ended December 31, 2020, the net cash used in operating activities was $0.7 million for the year ended December 31, 2020 and consisted primarily of a net loss of $1.2 million. This net loss was partially offset by non-cash items such as $36 thousand in share-based compensation expense, $56 thousand of depreciation expense, $668 thousand impairment charge on an intangible asset, $69 thousand of intangible asset amortization expense and $223 write-down of product sales return allowance liability, with $117 thousand in net cash outflows from changes in operating assets and liabilities.

The net cash outflow from changes in operating assets and liabilities of $117 thousand for the year ended December 31, 2020 was due to increases of $400 thousand in license fee receivable, $119 thousand in collaboration revenue receivable and $17 thousand in prepaid expenses and other current assets along with a decrease of $160 thousand in accounts payable and accrued expenses. These cash outflows were partially offset by decreases of $52 thousand in royalty receivable and $68 thousand in income tax receivable, along with increases of $449 thousand in accrued interest and $10 thousand in other current liabilities.

Cash Flows from Investing Activities

We had no investing activities for the years ended December 31, 2021 and 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities was $394 thousand for the year ended December 31, 2021 and consisted primarily of proceeds from a loan under the CARES Act of $266 thousand and a $150 thousand loan provided to the Company by Mr. Schutte. Net cash provided by financing activities was $270 thousand for the year ended December 31, 2020 and consisted of the proceeds from a loan under the CARES Act. The Company received approval for forgiveness on both of these loans in each of the third quarter and fourth quarter 2021 by the U.S. Small Business Administration.

Related Party Loans from Mr. Schutte and Abuse Deterrent Pharma, LLC

At June 28, 2019, we entered into a Promissory Note (the “Note”) with Mr. Schutte that consolidated existing promissory notes that were due to mature at January 2, 2020 issued to John Schutte into a single note for $6.0 million (after including accrued and unpaid interest). To secure our performance of our obligations under the Note, we granted Mr. Schutte a security interest in all of our assets. Terms of the consolidated Note provided for a July 1, 2023 maturity date, interest at fixed rate of 7.5% per annum with all payments of principle and interest deferred to maturity. The Note is convertible into Acura common stock at $0.16 per share. As additional consideration, Mr. Schutte received a warrant to purchase 10 million shares of the Company’s common stock at a price of $0.01 per share.

With our consent, Mr. Schutte assigned and transferred to Abuse Deterrent Pharma, LLC (“AD Pharma”) all of his right, title and interest in this Note, its associated Security Agreement and the Warrant to purchase 10.0 million common shares of our stock, effective June 28, 2019. AD Pharma is an entity controlled by Mr. Schutte, of which Mr. Schutte is the managing partner and investor.

During the period December, 2021 to October, 2022, John Schutte loaned the Company $1,925,000 as evidenced by a series of unsecured promissory notes bearing interest at 5.25% maturing at December 31, 2023. On October 31, 2022, Mr. Schutte assigned these notes to Abuse Deterrent Pharma, LLC (“AD PHARMA), of which Mr. Schutte is the managing partner. On November 10, 2022, AD Pharma and the Company entered into an Amended Consolidated and Restated Secured Promissory Note (the “November 2022 Note”) that encompasses the entire principle and accrued interest of the notes assigned by Mr. Schutte as well as ay additional loans from AD Pharma to the Company. This Note bears interest at 5.25% and matures on December 31, 2023, at which time all principal and interest is due. Events of default under the Note include, among other items, bankruptcy events, failure to pay interest and principal when due and such failure continues for 5 days, and if Acura is generally not, or is unable to, or admits in writing its inability to, pay its debts as they become due. If any amount payable hereunder is not paid when due (without regard to any applicable grace periods), whether at stated maturity, by acceleration, or otherwise, including upon an event of default, such overdue amount shall bear interest at the rate per annum of 7.5% from the date of such non-payment until such amount is paid in full. This Note totaled $2,569,279 at December 31, 2022. For the period January through May, 2023, AD Pharma has made additional loans totaling $900 thousand. Based upon discussions with AD Pharma, it is the Company’s expectation that AD Pharma will continue to provide such financing although no assurance can be made that such will be the case.

At April 30, 2023, John Schutte individually, and AD Pharma own approximately 13% and 64%, respectively of the outstanding common stock of the Company.

Critical Accounting Estimates

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

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance against deferred income tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At December 31, 2021, 100% of the remaining deferred income tax assets are offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and a benefit from income taxes in such period would be recognized.

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

Capital Expenditures

We did not have any capital expenditures during 2021 or 2020.

Impact of Inflation

We believe that inflation did not have a material impact on our operations for the periods reported.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we may invest in may be subject to market risk. Our primary objective in our cash management activities is to preserve principal while at the same time maximizing income we receive from our investments. A change in the prevailing interest rates may cause the principal amount of the investments to fluctuate. As of December 31, 2021, we had no investments in marketable securities or holdings of derivative financial or commodity instruments.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designated by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the Fourth Quarter 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of our directors, executive officers and key employees as of April 30, 2023 are as follows:

Name	Age	Position
Robert B. Jones	63	President, Chief Executive Officer and Director
Peter A. Clemens	70	Senior Vice President, Chief Financial Officer and Secretary
Albert W. Brzeczko, Ph.D.	66	Vice President, Pharmaceutical Sciences
Robert A. Seiser	59	Vice President, Treasurer, and Corporate Controller
Bruce F. Wesson(1) (2)	80	Director
William G. Skelly(1)(2)	72	Director
Immanuel Thangaraj(2)	52	Director
George K. Ross(1)	81	Director
(1)	Member of audit committee.
(2)	Member of compensation committee.

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

Director Independence

In 2016 we were subject to the Nasdaq Stock Market independence standards and we continue to follow those standards in determining whether a director is independent for Board or Committee purposes. Under the rules of The NASDAQ Stock Market independent directors must comprise a majority of our Board of Directors. In addition, the rules of The NASDAQ Stock Market require that, subject to specified exceptions, each member of the Audit and Compensation Committees of our Board of Directors be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or Exchange Act. Under the rules of The Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered to be independent for purposes of Rule 10A-3, a member of the Audit Committee of our Board of Directors may not, other than in his or her capacity as a member of the Audit Committee, the Board of Directors or any other committee of our Board of Directors:

●	accept, directly or indirectly, any consulting, advisory, or other compensatory fee from us or any of our subsidiaries; or
●	be an affiliated person of us or any of our subsidiaries.

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

In assessing the independence of the Audit Committee in 2021, our Board reviewed and analyzed the standards for independence provided in NASDAQ Marketplace Rule 5605 and applicable SEC regulations. Based on this analysis, our Board has determined that each of Messrs. Ross, Wesson and Skelly satisfies such standards for independence. Our Board also determined that Mr. Ross is a “financial expert” as provided in NASDAQ Marketplace Rule 5605(c)(3) and SEC regulations.

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

The experience, qualifications, attributes or skills that led the Board to conclude that the current board members should serve are: (i) their pharmaceutical industry and senior level management experience in the case of Messrs. Jones, Skelly, and Wesson; (ii) financial and senior level management expertise in the case of Mr. Ross and Mr. Thangaraj; (iii) their experience in overseeing management as principals of private equity firms in the case of Mr. Wesson and Mr. Thangaraj. In addition, pursuant to the Second and Amended and Restated Voting Agreement, described in “Certain Relationships and Related Transactions and Director Independence” the Board is required to nominate and recommend for election one designee of John Schutte and one designee of Essex Woodlands Health Ventures V, L.P. (“Essex”), as long as each holds 600,000 shares of our common stock (including warrants to purchase shares). Mr. Thangaraj serves as the designee of Essex. As of April 30, 2023, Mr. Schutte has not exercised his right to designate a director.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table and Discussion of Employment and Incentive Arrangements

The following table sets forth a summary of the compensation paid by us for services rendered in all capacities to us during each of the two fiscal years ended December 31, 2021, to our Chief Executive Officer, and the two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year (collectively, the “2021 named executive officers”) whose total annual compensation for 2021 exceeded $100,000:

					Stock	Non-equity
				RSU Stock	Option	incentive plan
		Salary(1)	Bonus	Awards(2)	Awards(2)	compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Robert B. Jones, President and CEO	2021	150,000	—	—	—	—	150,000
	2020	150,000	—	—	—	—	150,000
Peter A. Clemens SVP & CFO	2021	200,000	—	—	—	—	200,000
	2020	200,000	—	—	—	—	200,000
Albert W. Brzeczko VP, Pharmaceutical Sciences of Acura Pharmaceutical Technologies, Inc.	2021	220,000	—	—	—	—	220,000
	2020	220,000	—	—	—	—	220,000
(1)	The base salaries for Messrs. Jones, Clemens and Brzeczko reflects voluntary temporary salary reductions enacted in 2018.
(2)	There were no RSU or Stock Option awards in 2021 or 2020.

Other Compensatory Arrangements

Our executive officers participate in medical, dental, life and disability insurance plans provided to all of our employees.

Bonus/Non-Equity Incentive Plan

Each of Messrs. Jones, Clemens and Brzeczko are eligible for annual bonuses. Mr. Jones’ and Mr. Clemens’ bonuses are weighted at 100% and 70%, respectively, to achievement of organizational goals, while the bonuses for other employees, including for Dr. Brzeczko are weighted 50% to the achievement of organizational goals and 50% to the achievement of individual goals. In 2021 and 2020 our cash position did not allowed us to award bonuses under our non-equity incentive compensation plan or otherwise increase salaries as reflected in the “Non-equity Incentive Compensation” column of the Summary Compensation Table.

Material organizational goals for 2022 include completing all clinical activities for LTX-03 and submission and acceptance by the FDA of the NDA for LTX-03 by December 31, 2022.

Material organizational goals for 2021 included advancing commercial manufacturing scale-up of LTX-03, execute clinical studies for LTX-03, maintain compliance with SOX and successfully manage our intellectual property.

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

Employment Agreements

Robert B. Jones commenced employment with us on April 7, 2008 pursuant to an Employment Agreement dated March 18, 2008 as our Senior Vice President and Chief Operating Officer. On April 28, 2011, Mr. Jones was appointed our Interim President and Chief Executive Officer. On July 7, 2011, Mr. Jones was named President and Chief Executive Officer. Mr. Jones’ annual salary for 2021 and 2022 is $150,000 (a voluntary temporary reduction from his salary under the Employment Agreement of $393,000 enacted in 2018 because of our need to preserve cash). The term of the Employment Agreement is currently scheduled to expire December 31, 2023, and provides for automatic one year renewals in the absence of written notice to the contrary from us (which would give Mr. Jones the right to terminate his employment for Good Reason) or Mr. Jones at least ninety days prior to the expiration of the initial term or any subsequent renewal period. Pursuant to the Employment Agreement Mr. Jones is eligible for annual bonuses of up to 100% of his base salary on the achievement of such targets, conditions, or parameters as may be set from time to time by the Board of Directors or the Compensation Committee of the Board of Directors. In 2021 and 2020, Mr. Jones did not receive a bonus.

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

Peter A. Clemens is employed pursuant to an Employment Agreement effective as of March 10, 1998, as amended, which provides that Mr. Clemens will serve as our Senior Vice President and Chief Financial Officer for a term currently scheduled to expire December 31, 2023, and provides for automatic one year renewals in the absence of written notice to the contrary from the Company or Mr. Clemens at least ninety (90) days prior to the expiration of any renewal period. Pursuant to a 2008 amendment to the Employment Agreement, our non-renewal of the Employment Agreement is considered as a termination without Cause for all purposes under the Employment Agreement. Mr. Clemens’ annual salary for 2021 and 2022 is $200,000 (a voluntary temporary reduction from his salary under the Employment Agreement of $286,000 enacted in 2018 because of our need to preserve cash). His maximum bonus under our bonus plan is 70% of base salary. Mr. Clemens’ bonus is based on the achievement of such targets, conditions, or parameters as may be set from time to time by the Board of Directors or the Compensation Committee of the Board of Directors. In 2021 and 2020, Mr. Clemens did not receive a bonus.

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

For purposes of Mr. Jones and Mr. Clemens severance pay, a Change of Control is generally defined, with certain exceptions, as

●	acquisition by a person or group of more than 50% of our outstanding shares
●	a merger, reorganization, consolidation of exchange, other than one in which current holders of our voting securities hold more than 50% of our voting securities

●	a merger in which we are not the surviving corporation
●	a sale or license of substantially all of our assets
●	Acura engages in a going private transaction (i.e. no longer files reports under the Exchange Act), unless the relevant employee (e.g., Jones, in the case of Jones’ severance and Clemens in the case of Clemens’ severance) “participates” in such transaction

Events Affecting Stock Option Vesting and Exercise (For Messrs. Jones and Clemens)

Event	Vesting of All Options (Options are exercisable upon vesting)	Exercisability of Options
Termination due to Death	Options vest for one month after death; after that no additional vesting	Vested options immediately exercisable for one year following termination
Termination by Company Without Cause or by Employee for Good Reason or termination by Employee following Change of Control	All options fully vest.	Vested options immediately exercisable for one year following termination Vested options exercisable for 12 months for Mr. Jones (twenty four months in the case of Mr. Clemens)
Termination due to Disability	No additional vesting	Vested options immediately exercisable for one year following termination
Termination by the Company for Cause or by executive other than for Good Reason	No additional vesting	Vested options immediately exercisable for 40 days following termination
Change of Control	Options fully vest for Mr. Jones and Mr. Clemens.	Vested options immediately exercisable

Dr. Brzeczko is not party to an employment agreement. Dr. Brzeczko is eligible for annual bonuses of up to 50% of his base salary. Dr. Brzeczko’s bonus is based on the achievement of such targets, conditions, or parameters as may be set from time to time by the Board of Directors or the Compensation Committee of the Board of Directors. In 2021 and 2020 Dr. Brzeczko did not receive a bonus.

Dr. Brzeczko’s annual salary for 2021 and 2022 is $220,000 (a voluntary temporary reduction from his salary of $291,000 enacted in 2018 because of our need to preserve cash).

Stock Option Plans

We maintain two stock option plans adopted in 2008 and 2016, respectively. Our option plans are administered by the Compensation Committee. The Compensation Committee selects the employees, directors and consultants to be granted options under the plans and, subject to the provisions of each plan, determines the terms and conditions and number of shares subject to each option. Any of our employees or employees of our subsidiary are eligible to receive incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, or the Code (“ISOs”). Non-qualified stock options may be granted to employees as well as non-employee directors and consultants under the plans as determined by the Board. Any person who has been granted an option may, if they are otherwise eligible, be granted an additional option or options.

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

Upon the grant of an option to an employee, director or consultant the Board will fix the number of shares of Common Stock that the optionee may purchase upon exercise of the option and the price at which the shares may be purchased. The option exercise price for ISOs shall not be less than the fair market value of the Common Stock at the time the option is granted, except that the option exercise price shall be at least 110% of the fair market value where the option is granted to an employee who owns more than 10% of the voting power of all of our classes of stock or any parent or subsidiary. The option exercise price for non-qualified stock options granted under the plans may be less than the fair market value of our Common Stock (“Discounted Options”) although such Discounted Options have never been granted "Fair market value" is the closing price for a share of the Common Stock on the exchange or quotation system which reports or quotes the closing prices for a share of the Common Stock (or alternate methodologies if no such quote is available).

All options available to be granted under each plan must be granted within ten years after shareholder approval of the applicable plan. The Board will determine the actual term of the options but no option will be exercisable after the expiration of 10 years from the date of grant. No ISO granted to an employee who owns more than 10% of the combined voting power of all of our outstanding classes of stock may be exercised after five years from the date of grant. Our grants to directors generally vest in equal quarterly installments over the calendar year. Since 2015 our option agreements include vesting upon a change of control (as defined in the 2016 Stock Option Plan). In addition, the plans provide options may be accelerated by the Board of Directors in their discretion, including, upon a change of control, a proposed dissolution or liquidation of the Company, in the event of a proposed sale of all or substantially all of the assets of the Company, or a merger of the Company.

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

The 2008 Stock Option Plan

The Company’s 2008 Stock Option Plan was adopted by the Board of Directors on March 14, 2008 and approved by our shareholders on April 30, 2008. The 2008 Stock Option Plan permits the grant of ISO’s and non-qualified stock options to purchase up to 1,200,000 shares of our common stock. On June 25, 2009, the 2008 Stock Option Plan was amended to allow participants to require us to withhold common stock upon exercise of options for payment of exercise price and statutory minimum withholding taxes. In April 2018, the 2008 Stock Option Plan expired and the remaining 73,200 unissued shares allocated to the Plan were terminated. As of December 31, 2021, stock options to purchase 574,328 shares of common stock were outstanding under the 2008 Stock Option Plan where 24,000 options were non-qualified and 550,328 options were ISOs. The weighted average exercise price per share for all outstanding options under the 2008 Stock Option Plan as of December 31, 2021 was $4.49.

The 2016 Stock Option Plan

The Company’s 2016 Stock Option Plan, as amended, was adopted by the Board of Directors and approved by our shareholders in April 2016. The 2016 Stock Option Plan permits the grant of ISO’s and non-qualified stock options to purchase in the aggregate up to 600,000 shares of our common stock. As of December 31, 2021, stock options to purchase 456,356 shares of common stock are outstanding under the 2016 Stock Option Plan and all are ISOs. Up to 60,000 shares underlying options may be granted to any participant in a calendar year under the 2016 Stock Option Plan. The weighted average exercise price per share for all outstanding options under the 2016 Stock Option Plan as of December 31, 2021 was $0.51.

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

We had granted RSUs under the 2014 RSU Plan providing for our issuance of an aggregate of 400,000 shares of our common stock and there are no remaining shares available for grant. There are approximately 2,100 RSU issued and outstanding under the 2014 RSU Plan at December 31, 2021.

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

Number of RSUs that may be granted. The maximum aggregate number of shares which may be subject to RSUs granted under the 2017 RSU Plan is 1,500,000 shares of authorized, but unissued, or reacquired common stock. (See “Adjustments Upon Changes in Capitalization or Merger” below.) If an RSU should expire or become forfeited for any reason without the underlying shares of common stock or cash subject to such RSU having been distributed, the underlying shares shall, unless the 2017 RSU Plan shall have been terminated, become available for further grant under the 2017 RSU Plan. The 2017 RSU Plan has no limit on the number of RSUs that may be granted to an individual employee, consultant or director in any calendar year. Payment of Cash Settled RSUs (as hereinafter defined) will reduce such limit. We had granted RSUs under the 2017 RSU Plan providing for our issuance of an aggregate of 1,500,000 shares of our common stock and there are no remaining shares available for grant. There are approximately 390,000 RSU issued and outstanding under the 2017 RSU Plan at December 31, 2021.

Because there were no further shares available for issuance under the 2014 RSU and 2017 RSU Plans, our shareholders approved the 2021 Restricted Stock Unit Award Plan on May 25, 2021. The description of the 2021 Restricted Stock Unit Award Plan, under the captions, “Terms”, “Administration”, “Amendment and Termination”, and “Adjustment upon Capitalization and Merger”, below are similar to the provisions of the 2014 RSU and 2017 RSU Plans, with the significant differences noted under such captions.

The 2021Restricted Stock Unit Award Plan

The Company’s 2021 Restricted Stock Unit Award Plan (the “2021 RSU Plan”) was approved by the Company’s Board of Directors on March 29, 2021 and approved by shareholders on May 25, 2021. Under the 2021 RSU Plan, a Restricted Stock Unit (“RSU”) represents the right to receive (upon payment of $0.01 par value per share) a share of the Company’s Common Stock (or under certain circumstances, cash in lieu thereof (“Cash Settled RSUs”)) at a designated time or upon designated events.

Number of RSUs that may be granted. The maximum aggregate number of shares which may be subject to RSUs granted under the 2021 RSU Plan is 2,500,000 shares of authorized, but unissued, or reacquired Common Stock. (See “Adjustments Upon Changes in Capitalization or Merger” below.) If an RSU should expire or become forfeited for any reason without the underlying shares of Common Stock or cash subject to such RSU having been distributed, the underlying shares shall, unless the 2021 RSU Plan shall have been terminated, become available for further grant under the 2021 RSU Plan. The 2021 RSU Plan has no limit on the number of RSUs that may be granted to an individual employee, consultant or director in any calendar year. Unless terminated earlier by the Board of Directors, the RSUs may be distributed under the 2021 RSU Plan until December 31, 2031, however we expect that RSUs available under the Plan will have been distributed within the next five years. At December 31, 2021, we had granted RSUs under the 2021 RSU Plan providing for our issuance of an aggregate of 266,664 shares of our common stock and there are 2,233,336 remaining shares available for grant.

Purpose. The 2021 RSU Plan is intended to assist the Company in securing and retaining employees, consultants and directors by allowing them to participate in the ownership and growth of the Company through the RSUs. The granting of RSUs serves as partial consideration for and is intended to give key employees, directors and consultants an additional inducement to, remain in the service of the Company and will provide them with an increased incentive to work for the Company’s success. Cash Settled RSUs give Non-Employee Directors the ability to pay tax on their other RSUs distributed simultaneously therewith. Employees have a separate right to have stock withheld in payment of withholding taxes.

Administration

The 2021 RSU Plan is administered by the Company’s Board of Directors, or, except with respect to matters involving non-employee Directors (“Non-Employee Directors”), the Compensation Committee, provided it is comprised of not less than two members of the Board, each of whom must be Non-Employee Directors as that term is defined in Rule 16b-3(b)(3)(i) of the Exchange Act (the “Committee”).

Powers of the Board/Committee. The Board/Committee has the authority, subject to the provisions of the 2021 RSU Plan, to establish, adopt and revise such rules, regulations and forms and agreements and to interpret the 2021 RSU Plan and make all determinations relating to the 2021 RSU Plan as it may deem necessary or advisable. The Board/Committee also has the authority, subject to the provisions of the 2021 RSU Plan, to delegate ministerial, day-to-day administrative details and non-discretionary duties and functions to officers and employees of the Company. In the administration of the 2021 RSU Plan with respect to Non-Employee Directors, the Board has all of the authority and discretion otherwise granted to the Committee with respect to the administration of the 2021 RSU Plan. All decisions, determinations and interpretations of the Board/Committee are binding and conclusive on participants in the 2021 RSU Plan and on their legal representatives and beneficiaries.

Director Participation in the RSU Plan. Non-Employee Directors are eligible to receive RSU grants under the 2021 RSU Plan, and it is expected that RSU awards under the 2021 RSU Plan will represent the annual equity compensation component of Non-Employee Directors’ compensation.

RSU Plan Eligibility. RSUs may be granted to any of the Company’s Non-Employee Directors, any of the Company’s employees or consultants, or any employees or consultants of any of the Company’s subsidiary corporations, including officers (collectively, “Eligible Participants”). For purposes of the 2021 RSU Plan, employees or consultants of the Company also mean employees or consultants of the Company’s subsidiary. As of April 30, 2023 all of the Company’s nine full-time employees and four Non-Employee Directors of the Company are eligible participants (“Participants”) in the 2021 RSU Plan. Any Eligible Participant who has been granted an RSU may be granted additional RSUs. The RSU Plan does not confer any rights upon any Participant with respect to continuation of employment or service as an employee, consultant or a Non-Employee Director.

Terms

RSU Award Agreement. Each RSU granted under the 2021 RSU Plan is evidenced by a written award agreement (“RSU Award Agreement”), which contains the terms and conditions of the specific RSU granted.

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
(2)	a qualifying change of control, referred to as a Change in Control-Plan (as defined in the 2021 RSU Plan)

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

Distribution of Shares Underlying RSUs. Under the 2021 RSU Plan, (unless an award provides otherwise, vesting is accelerated as provided above under “Vesting of RSUs” or a Change of Control-Plan occurs as described below), stock underlying vested RSUs is generally distributed on the first business day of the year after they vest. Hence, if an award to a Non-Employee Director vests as scheduled in full over four quarters during 2021, it will be generally be distributed the first business day of January 2022. However, the Company may set other distribution dates, with respect to awards to Participants, including Non-Employee Directors. Under the 2014 RSU Plan Non-Employee Directors (but not other Participants) could designate the length of the deferrals. This is not the case with the 2017 RSU Plan or 2021 RSU Plan, where only the Company can set the distribution dates for all Participants. Non-Employee-Directors may elect to take payment in cash instead of stock for up to 40% of the RSUs in an award (rendering such RSUs as “Cash Settled RSUs”). With respect to Participants for whom the Company is required to withhold taxes (generally employees) the Company may mandate such Participants or such Participants may elect that the Company withhold stock otherwise payable on exchange of an RSU to pay withholding taxes (this differs from the 2014 RSU Plan where the Company could not mandate withholding stock to pay withholding taxes). The cash payment election or withholding election may be made at any time before distribution, but any such cash payment or withholding is subject to any limits on redemption under any preferred stock, loan or other financing agreement. The Company has the option of establishing a RSU award that defers distributions to a Participant, including in installments (e.g., 33% of RSUs to be paid in 2024, 2025 and 2026). If a Change of Control-Plan which is also a Change in Control-409A occurs, all vested shares of common stock underlying an RSU (after payment or withholding of $0.01 per share par value) will be distributed by the Company to the holder of the RSU at or about the time of the Change in Control-Plan. No dividends accrue on shares of common stock underlying RSUs prior to distribution. Participants need not be employees, consultants or directors of the Company on a distribution date. A Change in Control-409A for distribution purposes is generally the same as a Change in Control-Plan for vesting purposes, except that in order to have a Change in Control-409A for distribution purposes, a change in control qualifying under Section 409A of the Code must occur. In lieu of requiring cash payment of par value, the Company may, in its discretion or shall at the Participant’s request, accept payment of any such par value by withholding from stock payments a number of whole shares of stock whose value is equal to the amount of such par value, provided the same does not cause the Redemption Limit to be exceeded.

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

Amendment and Termination of the RSU Plan

The Board may terminate and, without shareholder approval, unless the same is required by the rules of the exchange where the Company’s stock trades, or applicable law, amend the 2021 RSU Plan.

Adjustments upon Changes in Capitalization or Merger

Upon or in contemplation of any reclassification, recapitalization, stock split (including a stock split in the form of a stock dividend) or reverse stock split; any merger, combination, consolidation or other reorganization; any split-up; spin-off, or similar extraordinary dividend distribution with respect to the common stock (whether in the form of securities or property); any exchange of stock or other securities of the Company, or any similar, unusual or extraordinary corporate transaction with respect to the common stock; or a sale of substantially all the assets of the Company as an entirety; then the Board shall proportionately adjust any or all of (a) the number and type of shares of common stock (or other securities or property) that thereafter may be made the subject of RSUs, (b) the number, amount and type of shares of common stock (or other securities or property) payable with respect to RSUs, and (c) and the number and type of RSUs (both credited and vested) under the 2021 RSU Plan.

Outstanding Equity Awards at 2021 Year End

The following table presents information regarding outstanding RSU and stock option awards at December 31, 2021 for each of the 2021 named executive officers.

					Stock Awards
					(in Form of Restricted
	Stock Option Awards				Stock Units)
					Number of	Market value
		Number of Securities			Restricted	of shares of
	Number of Securities	Underlying Unexercised	Option	Option	Stock Units	units of stock
	Underlying Unexercised	Options	Exercise	Expiration	that have not	that have not
Name	Options (#) Exercisable	(#) Unexercisable	Price ($)	Date	vested (#)	vested ($)
Robert B. Jones	47,000	—	$0.450	08/08/2022	—	$—
	18,000	—	$13.05	12/13/2022
	50,000	—	$0.151	12/11/2023
	27,500	—	$7.75	12/11/2023
	50,400	—	$2.60	12/10/2024
	70,000	—	$2.01	12/09/2025
	47,000	—	$0.915	12/07/2026
Peter A. Clemens	34,000	—	$0.450	08/08/2022	—	$—
	10,000	—	$13.05	12/13/2022
	15,000	—	$7.75	12/11/2023
	36,000	—	$2.60	12/10/2024
	50,000	—	$2.01	12/09/2025
	34,000	—	$0.915	12/07/2026
Albert W. Brzeczko	35,000	—	$0.450	08/08/2022	—	$—
	14,000	—	$13.05	12/13/2022
	34,000	—	$0.151	12/11/2023
	15,000	—	$7.75	12/11/2023
	28,800	—	$2.60	12/10/2024
	50,000	—	$2.01	12/09/2025
	35,000	—	$0.915	12/07/2026

Director Compensation

The following table sets forth a summary of the compensation paid by us to our Directors (other than Robert Jones, whose compensation, is reflected in the Summary Compensation Table) for services rendered in all capacities to us during the fiscal year ended December 31, 2021:

2021 DIRECTOR COMPENSATION

			Stock Awards
			(in form of
			Restricted
	Fees Earned or Paid		Stock Units)
Director	in Cash ($)		($)(1)	Option Awards ($)(2)	Total ($)
William G. Skelly	$23,750		$24,000	—	$47,750
Bruce F. Wesson	$21,250		$24,000	—	$45,250
Immanuel Thangaraj	$15,000	(3)	$24,000	—	$39,000
George K. Ross	$26,250		$24,000	—	$50,250
(1)	Represents the grant date fair value of $0.36 for restricted stock units, or RSUs with respect to the 66,666 RSUs granted to Messrs. Skelly, Wesson, Thangaraj and Ross under our 2021 RSU Plan based on a closing common stock price of $0.37 on May 25, 2021 less $0.01 par value purchase price.

As of December 31, 2021, Messrs. Skelly, Wesson, Thangaraj and Ross each held 66,666 fully vested RSUs and are distributable to them on January 3, 2022.

(2)	Each of Messrs. Skelly, Wesson, Thangaraj and Ross held vested options with respect to 6,000 underlying shares as of December 31, 2021.
(3)	Director fees for Mr. Thangaraj are remitted to Essex Woodlands.

Directors receive the following compensation:

●	the annual retainer for each non-employee director of $15,000;
●	there are no separate Board meeting fees;
●	an additional retainer for the Chairman of the Board (unfilled at present) of $10,000;
●	Audit Committee members receive a retainer of $3,750 per year (with no separate per meeting fee);
●	Audit Committee Chairperson receives an additional annual retainer of $5,000 (in addition to the $3,750 retainer as an Audit Committee member);
●	Compensation Committee members receive an annual retainer of $2,500 with no separate per meeting fee;
●	Compensation Committee Chairperson receives a $2,500 annual retainer (in addition to the $2,500 retainer for Compensation Committee members); and

In addition, commencing in 2014, directors receive annual equity awards valued at $50,000 in the form of stock options or RSUs. For RSUs this is determined by dividing $50,000 by the greater of (i) the Company’s closing stock price on the date of grant, or (ii) the minimum stock price or floor (if any) imposed by the Board.

For the 2021 award, the Board reevaluated the minimum stock price and it was changed to $0.75 resulting in each director being awarded 66,666 RSUs. The Company’s closing stock price on May 25, 2021 of $0.37 was not used.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the common stock, as of April 30, 2023, for individuals or entities in the following categories: (i) each of the Company’s Directors; (ii) the Company’s principal executive officer, and the next two highest paid executive officers of the Company whose total annual compensation for 2021 exceeded $100,000 (the “2021 named executive officers”); (iii) all Directors and executive officers as a group; and (iv) each person known by the Company to be a beneficial owner of more than 5% of the common stock. Unless indicated otherwise, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. At April 30, 2023, there were 66,001,783 shares of our common stock outstanding. Shares of common stock issuable pursuant to stock options, warrants and restricted stock units exercisable or exchangeable within 60 days are deemed outstanding and held by the holder of such stock options, warrants or restricted stock units for computing the percentage of the person holding such stock options, warrants or restricted stock units, but are not deemed outstanding for computing the percentage of any other person. There were no stock options or restricted stock units exchangeable within 60 days of May 31, 2023.

			Percent of
Name of Beneficial Owner	Amount Owned		Class (1)
John Schutte
c/o MainPointe Pharmaceuticals, LLC
2604 River Green Circle
Louisville, KY 40206	8,912,655		13.5%
Abuse Deterrent Pharma, LLC
2604 River Green Circle
Louisville, KY 40206	52,984,375	(2)	69.7%
Essex Woodlands Health Ventures Fund V, L.P.
21 Waterway Avenue, Suite 225
Woodlands, TX 77380	1,956,396	(3)	3.0%
Robert B. Jones	848,455	(4)	1.3%
William G. Skelly	525,989	(5)	0.8%
Bruce F. Wesson	792,048	(6)	1. 2%
Peter A. Clemens	640,430	(7)	1.0%
Immanuel Thangaraj	397,647	(8)	0.6%
Albert W. Brzeczko	608,801	(9)	0.9%
George K. Ross	445,503	(10)	0.7%
All Officers and Directors as a Group (8 persons)	4,708,261	(11)	7.1%

(1)	Shows percentage ownership assuming (i) such party converts all of its currently convertible securities or securities convertible within 60 days of May 31, 2023 into the Company’s common stock, and (ii) no other Company security holder converts any of its convertible securities. No shares held by any Director or 2021 named executive officer has been pledged as collateral security.
(2)	Includes a warrant to purchase 10,000,000 shares at $0.01 per share held by AD Pharma.
(3)	Mr. Thangaraj is the Board designee of Essex Woodlands Health Ventures Fund V, L.P. (“Essex”). Essex Woodlands Health Ventures V, L.L.C., a Delaware limited liability company is the general partner of Essex. Immanuel Thangaraj may be deemed to have dispositive power and voting power with respect to the securities held by the Essex. Mr. Thangaraj disclaims beneficial ownership of such securities except to the extent of his respective pecuniary interests therein.
(4)	Includes 244,900 shares subject to stock options exercisable within 60 days of May 31, 2023. Does not include RSUs.
(5)	Does not include RSUs.
(6)	Does not include RSUs.
(7)	Includes 135,000 shares subject to stock options exercisable within 60 days of May 31, 2023. Does not include RSUs.
(8)	Mr. Thangaraj’s holdings do not include securities held by Essex. Mr. Thangaraj disclaims beneficial ownership in securities held by Essex except to the extent of his pecuniary interest therein. Does not include RSUs.
(9)	Includes 162,800 shares subject to stock options exercisable within 60 days of May 31, 2023. Does not include RSUs.
(10)	Does not include RSUs.
(11)	Includes 748,284 shares which Directors and executive officers have the right to acquire within 60 days of May 31, 2023 through exercise of outstanding stock options. Does not include RSUs.

Securities Authorized For Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2021 relating to our 2008 Stock Option Plan, our 2016 Stock Option Plan, our 2014 Restricted Stock Unit Award Plan, our 2017 Restricted Stock Award Plan and our 2021 Restricted Stock Award Plan, which comprise all of our equity compensation plans. The table provides the number of securities to be issued upon the exercise of outstanding options and distributions under outstanding Restricted Stock Unit Awards under such plans, the weighted-average exercise price of outstanding options and the number of securities remaining available for future issuance under such equity compensation plans:

	Number Of		Number of Securities
	Securities		Remaining Available for
	to Be Issued Upon	Weighted-Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column a
Plan Category	(Column a)	(Column b)	(Column c)
Stock Option Equity Compensation Plans Approved by Security Holders	1,030,684	$2.73	48,478
Stock Option Equity Compensation Plans Not Approved by Security Holders	—	—	—
Restricted Stock Unit Equity Compensation Plans Approved by Security Holders	658,658	$0.01	—
Restricted Stock Unit Equity Compensation Plans Not Approved by Security Holders	—	—	—
TOTAL	1,689,342	$1.67	48,478

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

On July 24, 2017 we completed the sale of $4.0 million to Mr. Schutte consisting of 8,912,655 common shares and warrant to purchase 1,782,531 common shares exercisable at $0.528 per share expiring on July 23, 2022, and amended the Voting Agreement described above (as so amended the “Second Amended and Restated Voting Agreement”) in connection with that purchase. The Second Amended and Restated Voting Agreement provides that our Board of Directors will be comprised of not more than seven (7) members, one of whom shall be the CEO, three of whom would be independent under Nasdaq standards, and that each of Mr. Schutte and Essex had the right to designate one director as a member of our Board of Directors as long as such shareholder continues to hold 600,000 shares of our common stock (including warrants to purchase shares), provided that once such shareholder no longer holds such securities, the additional forfeited seat would become a seat for an independent director to thereafter be nominated to the Board of Directors from time to time by the then current directors and as applicable, to be elected by the directors to fill the vacancy created by the forfeited seat or submitted to the vote of shareholders at the Company’s next annual meeting. The Second Amended and Restated Voting Agreement provides that in the event the majority of the Board of Directors were not independent under Nasdaq Marketplace Rules then, the Board would be expanded so that additional independent directors would be added. In addition, each of Essex and Mr. Schutte has the right to designate a member to any committee of our Board of Directors, provided that in the case of the Audit and Compensation committees they are independent under applicable NASDAQ rules.

We borrowed an aggregate $6.0 million (including accrued interest) as of June 28, 2019 from Mr. Schutte, a related-party, and issued various promissory notes (the Schutte Notes). The Schutte Notes bear interest at prime plus 2.0%, and had a maturity date of January 2, 2020, at which time all principal and interest was due, and was unsecured until all obligations to Oxford were satisfied at which time we were required to grant a security interest to Mr. Schutte in all of our assets. On October 5, 2018 we borrowed $1.8 million from Mr. Schutte and used $1.5 million of the loan to fully pay-off the debt outstanding under the Oxford Loan Agreement and therefore, all our assets are pledged as collateral under the Schutte Notes, including our intellectual property.

At June 28, 2019, we entered into a Promissory Note with Mr. Schutte that consolidated existing promissory notes into a single Note for $6.0 million (after including accrued and unpaid interest). To secure our performance of our obligations under the Note, we granted Mr. Schutte a security interest in all of our assets. Terms of the consolidated Promissory Note provide for a July 1, 2023 maturity date instead of January 2, 2020 in the previous notes, interest at fixed rate of 7.5% per annum with all payments of principle and interest deferred to maturity. The Promissory Note is convertible into Acura common stock at $0.16 per share. As additional consideration, Mr. Schutte received a warrant to purchase 10 million shares of the Company’s common stock at a price of $0.01 per shares.

With our consent, Mr. Schutte assigned and transferred to Abuse Deterrent Pharma, LLC (“AD Pharma”) all of his right, title and interest in this Note, its associated Security Agreement and the Warrant to purchase 10.0 million common shares of our stock, effective June 28, 2019. AD Pharma is an entity controlled by Mr. Schutte, of which Mr. Schutte is the managing partner and investor.

On June 28, 2019 we entered into a License, Development and Commercialization Agreement, as amended in October 2020, July 2021, February 2022, November 2022, and December 15, 2022 (the "AD Pharma Amended Agreement"), with Abuse Deterrent Pharma, LLC (“AD Pharma”) for the completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology. AD Pharma is an entity controlled by Mr. Schutte, of which Mr. Schutte is the managing partner and investor.

The AD Pharma Amended Agreement, grants AD Pharma exclusive commercialization rights in the United States to LTX-03. The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment for LTX-03 of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month. The monthly license payments ended on July 31, 2021 under the AD Pharma Amended Agreement. The AD Pharma Amended Agreement required AD Pharma to reimburse us all our outside development costs we incurred for LTX-03. Acura is eligible to receive stepped royalties on sales and certain sales related milestones.

AD Pharma may terminate the Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by November 30, 2023, AD Pharma has the option to terminate the Agreement and take ownership of the LIMITx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option to terminate the AD Pharma Amended Agreement expires.

The AD Pharma Amended Agreement allows AD Pharma to terminate the AD Pharma Amended Agreement anytime for “convenience on 30 days prior written notice”.

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

Director Independence

In assessing the independence of our Board members, our Board has reviewed and analyzed the standards for independence required under the NASDAQ Capital Market, including NASDAQ Marketplace Rule 5605 and applicable SEC regulations. Based on this analysis, our Board has determined that during 2021, each of Messrs. Bruce F. Wesson, Immanuel Thangaraj, William Skelly and George Ross met the standards for independence provided in the listing requirements of the NASDAQ Capital Market and SEC regulations.

Our Board has determined that during 2021 with respect to our Compensation Committee that Messrs. Skelly, Wesson, and Thangaraj meet the standards for independence described above and that Messrs. Skelly, Wesson and Thangaraj meet the additional independence standards of NASDAQ Rule 5605 relating to Compensation Committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our registered independent public accounting firm is BDO USA, LLP. The fees billed by this firm in 2021 and 2020 were as follows:

	2021	2020
Audit Fees	$155,267	$145,952
Audit-Related Fees	—	—
Tax Fees	595	39,700
All Other Fees	—	—
Total for BDO USA, LLP	$155,862	$185,652

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

Date: June 30, 2023	ACURA PHARMACEUTICALS, INC.

	By:	/s/ Robert B. Jones
Robert B. Jones
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/Robert B. Jones	President, Chief Executive Officer and Director	June 30, 2023
Robert B. Jones	(Principal Executive Officer)

/s/Peter A. Clemens	Senior Vice President and Chief Financial Officer	June 30, 2023
Peter A. Clemens	(Principal Financial and Accounting Officer)

/s/ George K. Ross	Director	June 30, 2023
George K. Ross

/s/ William G. Skelly	Director	June 30, 2023
William G. Skelly

/s/ Immanuel Thangaraj	Director	June 30, 2023
Immanuel Thangaraj

/s/ Bruce F Wesson	Director	June 30, 2023
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

3.4	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on May 14, 2018).

4.1	Form of Common Stock Certificate (incorporated by Reference to Exhibit 4.1 to the Form S-3 filed on March 9, 2016).

4.5	Form of Common Stock Warrant issued to John Schutte on July 24, 2017 (incorporated by reference Exhibit 4.1 to our Form 8-K filed July 28, 2017).

10.03	Subscription Agreement dated as of July 24, 2017 between the Registrant and John Schutte (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 28, 2017)

10.07	Form of Mortgage dated December 27, 2013 (incorporated by reference to Exhibit 10.8 to the Form 10-K filed March 3, 2014).

10.08

Collaboration and License Agreement entered into as of January 7, 2015 between the Registrant, Egalet US, Inc., Egalet Limited and with respect to Section 17.21, Egalet Corporation (certain information has been omitted and filed separately with the Securities and Exchange Commission and confidential treatment has been granted with respect to the omitted portion) (incorporated by reference to Exhibit 10.13 to the Form 10-K filed March 2, 2015).

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

Exhibit Number	Exhibit Description
10.14	Second Amended and Restated Voting Agreement executed July 2017 and dated as of July 24, 2017 (incorporated by reference to Exhibit 10.1 to the 8-K dated filed August 1, 2017).

†10.17	Registrant’s 2014 Restricted Stock Unit Award Plan, (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on March 12, 2014).

†10.18	Registrant’s 2017 Restricted Stock Unit Award Plan, (incorporated by reference to Exhibit 10.1 to the 8-K filed on November 14, 2017).

†10.19	Registrant’s 2008 Stock Option Plan, as amended on June 25, 2009 (incorporated by reference to Appendix B to our Proxy Statement filed on May 12, 2009).

†10.20	Registrant’s 2016 Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 28, 2016).

†10.21	Employment Agreement dated as of March 10, 1998 between the Registrant and Peter Clemens (incorporated by reference to Exhibit 10.44 to the Form 10-K filed on April 15, 1998).

†10.22

First Amendment to Employment Agreement made as of June 28, 2000 between the Registrant and Clemens (incorporated by reference to Exhibit 10.44A to the Registrant’s Form 10-K filed on February 21, 2006).

†10.23

Second Amendment to Executive Employment Agreement between Registrant and Peter Clemens, dated as of January 5, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed January 31, 2005).

†10.24

Third Amendment to Executive Employment Agreement dated December 22, 2005 between Registrant and Peter Clemens (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 23, 2005).

†10.25	Fourth Amendment to Executive Employment Agreement dated December 16, 2007 between Registrant and Peter Clemens (incorporated by reference to Exhibit 10.28 to the Form 10-K filed on March 5, 2008).

†10.26	Fifth Amendment to Executive Employment Agreement executed July 9, 2008 between Registrant and Clemens (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on July 10, 2008).

†10.27

Sixth Amendment to Executive Employment Agreement executed December 14, 2012 between the Registrant and Peter Clemens (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 17, 2012).

†10.28

Seventh Amendment to Executive Employment Agreement executed December 12, 2013 between the Registrant and Peter Clemens (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on March 3, 2014).

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

10.33	Form of Securities Purchase Agreement entered into between the Registrant and institutional investors on June 30, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed July 1, 2015).

Exhibit Number	Exhibit Description

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

10.53

Amended License, Development and Commercialization Agreement is made and entered into as of October 16, 2020 by the Registrant and between Abuse Deterrent Pharmaceuticals, LLC. (First Amendment). (incorporated by reference to Exhibit 10.53 to our Form 10-K filed March 31, 2021).

10.54 *	Amendment #2 to the License, Development and Commercialization Agreement is made and entered into as of June 17, 2021 by the Registrant and between Abuse Deterrent Pharma, LLC.
10.55	Promissory Note dated December 21, 2021 issued to John Schutte.(incorporated by reference to Exhibit 99.1 to our Form 8-K filed December 28, 2021).

10.56	Promissory Note dated January 3, 2022 issued to John Schutte.(incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 4, 2022).

10.57	Promissory Note dated January 31, 2022 issued to John Schutte. (incorporated by reference to Exhibit 99.1 to our Form 8K filed February 1, 2022).

10.58 *	Third Amendment to the Amended License, Development and Commercialization Agreement is made and entered into as of February 28, 2022 by the Registrant and between Abuse Deterrent Pharma, LLC.

10.59	Promissory Note dated March 31, 2022 issued to John Schutte. (incorporated by reference to Exhibit 99.1 to our Form 8-K filed April 4, 2022).

10.60	Promissory Note dated April 29, 2022 issued to John Schutte. (incorporated by reference to Exhibit 99.1 to our Form 8-K filed May 2, 2022).

10.61	Promissory Note dated May 20, 2022 issued to John Schutte. (incorporated by reference to Exhibit 99.1 to our Form 8-K filed May 23, 2022).

10.62	Promissory Note dated June 10, 2022 issued to John Schutte. (incorporated by reference to Exhibit 99.1 to our Form 8-K filed June 13, 2022).

10.63	Promissory Note dated July 6, 2022 issued to John Schutte. (incorporated by reference to Exhibit 99.1 to our Form 8-K filed July 11, 2022).

10.64	Promissory Note dated July 18, 2022 issued to John Schutte. (incorporated by reference to Exhibit 99.1 to our Form 8-K filed July 19, 2022).

Exhibit Number	Exhibit Description

10.65	Promissory Note dated August 23, 2022 issued to John Schutte. (incorporated by reference to Exhibit 99.1 to our Form 8-K filed August 26, 2022).

10.66	Promissory Note dated September 20, 2022 issued to John Schutte. (incorporated by reference to Exhibit 99.1 to our Form 8-K filed September 26, 2022).

10.67	Promissory Note dated October 13, 2022 issued to John Schutte. (incorporated by reference to Exhibit 99.1 to our Form 8-K filed October 17, 2022).

10.68 *	Amended, Consolidated and Restated Secured Promissory Note dated November 10, 2022 issued to John Schutte.

10.69

Amended, Consolidated and Restated Secured Promissory Note dated November 10, 2022 issued to Abuse Deterrent Pharma, LLC for aggregating $2,569,279 reflecting a $250,000 loan received December 22, 2022. (incorporated by reference to Exhibit 99.2 to our Form 8-K filed December 27, 2022).

10.70 *	Amended Loan Schedule to the Amended, Consolidated and Restated Secured Promissory Note dated November 10, 2022 issued to Abuse Deterrent Pharma, LLC on May 19, 2023 aggregating $3,469,279.

11

Fourth Amendment to the Amended License, Development and Commercialization Agreement is made and entered into as of November 10, 2022 by the Registrant and between Abuse Deterrent Pharma, LLC. (incorporated by reference to Exhibit 99.1 to our Form 8-K filed December 27, 2022).

11.1

Fifth Amendment to the Amended License, Development and Commercialization Agreement is made and entered into as of December 15, 2022 by the Registrant and between Abuse Deterrent Pharma, LLC. (incorporated by reference to Exhibit 99.3 to our Form 8-K filed December 27, 2022).

†11.2	Registrant’s 2021 Restricted Stock Unit Award Plan. (incorporated by reference to Appendix A to our Proxy Statement filed on April 12, 2021).

11.3

Sixth Amendment to the Amended License, Development and Commercialization Agreement is made and entered into as of June 15, 2023 by the Registrant and between Abuse Deterrent Pharma, LLC. (incorporated by reference to Exhibit 99.1 to our Form 8-K filed June 28, 2023).

14.1	Code of Ethics. (incorporated by reference to Exhibit 14.1 of the Form 8-K filed on December 10, 2007).

21	Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21 to the Form 10-K filed on March 15, 2007).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

Exhibit Number	Exhibit Description
101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase

101.LAB *	XBRL Extension Label Linkbase

101.PRE *	XBRL Extension Presentation Linkbase

101.DEF *	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*Filed or furnished herewith.

†	Management contract or compensatory plan or arrangement

ACURA PHARMACEUTICALS, INC

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Acura Pharmaceuticals, Inc.

Palatine, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Acura Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, accumulated stockholders’ deficit, and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Going Concern Uncertainty

As described in Note 1 to the Company’s financial statements, the Company has had recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future. This matter is also described in the “Going Concern Uncertainty” section of our report.

We identified management’s evaluation of going concern uncertainty and the related financial statement disclosures as a critical audit matter. Management is required to make subjective judgments and assumptions in preparing a forecast of future cash flows and providing complete and accurate disclosures related to the Company’s going concern evaluation. Auditing these judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the reasonableness of management’s key assumptions in forecasting future cash flows by comparing the key assumptions to historical results, the ongoing development pipeline, and contractual arrangements.
●	Evaluating the adequacy of management’s disclosure in the financial statements regarding the Company’s evaluation of going concern by comparing the disclosure to other audit evidence obtained to determine whether such evidence is consistent with or contradictory to the Company’s disclosure.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

Chicago, Illinois

June 30, 2023

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 and 2020

(in thousands except par value)

	2021	2020

Assets:
Cash	$65	$413
Royalty receivable	30	30
Collaboration receivable from related party	78	197
License fees receivable from related party	50	400
Prepaid expenses and other current assets	149	139
Total current assets	372	1,179
Finance lease right-of-use	50	—
Property, plant and equipment, net	438	484
Intangible asset, net	—	73
Total assets	$860	$1,736

Liabilities:
Accounts payable	$192	$31
Accrued expenses	238	631
Finance lease liability - current	33	—
Loan under CARES Act	—	164
Other current liabilities	52	18
Accrued interest to related party	—	678
Convertible debt to related party, net of discounts	—	6,000
Total current liabilities	515	7,522
Finance lease liability - noncurrent	17	—
Loan under CARES Act - noncurrent	—	105
Promissory note to related party	150	—
Total liabilities	$682	$7,627

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock - $0.01 par value per share; 100,000 shares authorized, 65,093 and 21,650 shares issued and outstanding at December 31, 2021 and 2020, respectively	651	216
Additional paid-in capital	389,610	383,097
Accumulated deficit	(390,083)	(389,204)
Total stockholders’ equity (deficit)	178	(5,891)

Total liabilities and stockholders’ equity (deficit)	$860	$1,736

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2021 and 2020

(in thousands except per share amounts)

	2021	2020
Revenues:
Royalties	$132	$109
Collaboration from related party	31	238
License fees from related party	1,400	3,000
Product sales	—	223
Total revenues	1,563	3,570
Expenses:
Research and development	1,524	1,781
General and administrative	1,253	2,547
Total expenses	2,777	4,328
Operating loss	(1,214)	(758)
Gains on forgiveness of loans under CARES Act	535	—
Interest expense to related party	(200)	(450)
Loss before provision for income taxes	(879)	(1,208)
Provision for income taxes	—	—
Net loss	$(879)	$(1,208)

Net loss per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)
Weighted average number of shares outstanding:
Basic	56,801	32,320
Diluted	56,801	32,320

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2021 and 2020

(in thousands)

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2021	21,650	$216	$383,097	$(389,204)	$(5,891)
Net loss	—	—	—	(879)	(879)
Net distribution of common stock pursuant to RSU award plan	405	4	9	—	13
Exercise of stock options	54	1	(1)	—	—
Non-cash share-based compensation	—	—	58	—	58
Conversion of convertible debt principal	37,500	375	5,625	—	6,000
Conversion of convertible debt interest	5,484	55	822	—	877
Balance at December 31, 2021	65,093	$651	$389,610	$(390,083)	$178

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2020	21,300	$213	$383,042	$(387,996)	$(4,741)
Net loss	—	—	—	(1,208)	(1,208)
Net distribution of common stock pursuant to RSU award plan	350	3	19	—	22
Non-cash share-based compensation	—	—	36	—	36
Balance at December 31, 2020	21,650	$216	$383,097	$(389,204)	$(5,891)

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021 and 2020

(in thousands)

	2021	2020
Cash Flows from Operating Activities:
Net loss	$(879)	$(1,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47	56
Non-cash share-based compensation	58	36
Amortization of intangible asset	26	69
Amortization of right-of-use asset	17	—
Impairment charge on intangible asset	47	668
Sales returns liability	—	(223)
Gains on forgiveness of loans under CARES Act	(535)	—
Changes in assets and liabilities:
Royalty receivable	—	52
Collaboration revenue receivable from related party	119	(119)
License fee receivable from related party	350	(400)
Prepaid expenses and other current assets	(10)	(17)
Income taxes refundable	—	68
Accounts payable	161	(206)
Accrued expenses	(394)	46
Accrued interest on convertible debt to related party	199	449
Other current liabilities	52	10
Net cash used in operating activities	(742)	(719)
Cash Flows from Financing Activities:
Proceeds from distribution of RSU awards	3	3
Statutory minimum payroll withholding taxes paid on the distribution of shares pursuant to RSU awards	(8)	(2)
Proceeds from loans received under CARES Act	266	269
Proceeds from issuance of promissory note to related party	150	—
Payments on finance lease	(17)	—
Net cash provided by financing activities	394	270
Net decrease in cash	(348)	(449)
Cash at beginning of year	413	862
Cash at end of year	$65	$413

Supplemental Disclosures of Cash Flow Information:
Cash interest payments on loans	$—	$—
Cash paid for income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

ACURA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

NOTE 1 – OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Operations

Acura Pharmaceuticals, Inc., a New York corporation, and its subsidiary (the “Company”, “Acura”, “We”, “Us” or “Our”) is a drug delivery company engaged in the research, development and commercialization of technologies and products intended to address safe use of medications. We have discovered and developed three proprietary platform technologies which can be used to develop multiple products. Our Limitx™ Technology is intended to minimize the risks and side effects associated with overdose by retarding the release of active drug ingredients when too many tablets are accidently or purposefully ingested. Our Aversion® Technology is intended to address methods of product tampering associated with opioid abuse by incorporating gelling ingredients and irritants into tablets to discourage abuse by snorting and provide barriers to abuse by injection. Our Impede® Technology is directed at minimizing the extraction and conversion of pseudoephedrine tablets into methamphetamine.

●	Our Limitx Technology is in development with immediate-release tablets containing hydrocodone bitartrate and acetaminophen (also known as LTX-03). US commercialization rights to LTX-03, LTX-02 and LTX-09 are licensed to Abuse Deterrent Pharma, LLC (See Note 3).
●	Our Aversion Technology has been licensed to Assertio Holdings Inc. or Assertio (formerly known as Zyla Life Sciences and previously as Egalet Corporation) for use in Oxaydo® Tablets (oxycodone HCl, CII). Oxaydo is currently approved by the FDA for marketing in the United States in 5mg and 7.5mg strengths (See Note 3).
●	Our Impede Technology is used in Nexafed® Tablets (30mg pseudoephedrine HCl) and Nexafed® Sinus Pressure + Pain Tablets (30/325mg pseudoephedrine HCl and acetaminophen). We have licensed to MainPointe Pharmaceuticals, LLC (MainPointe), our Impede Technology in the United States and Canada to commercialize these Nexafed products (See Note 3).

Basis of Presentation, Liquidity and Substantial Doubt in Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of December 31, 2021, we had cash on hand balance of $65 thousand, working capital deficit of $143 thousand and an accumulated deficit of $390.1 million. We had a loss from operations of $1.2 million and a net loss of $879 thousand for the year ended December 31, 2021. We have suffered recurring losses from operations and have not generated positive cash flows from operations. We anticipate operating losses to continue for the foreseeable future.

On June 28, 2019 we entered into a License, Development and Commercialization Agreement to the Limitx patent LTX-03, as amended in October 2020, July 2021, February 2022, November 2022, December 15, 2022 and June 15, 2023 (the "AD Pharma Amended Agreement"), with Abuse Deterrent Pharma, LLC (“AD Pharma”). Under the AD Pharma Amended Agreement, AD Pharma also has a license to the Limitx patents for LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam) for exclusive commercialization rights in the United States, which are not subject to any development agreement or responsibilities by Acura. The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment for LTX-03 of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month. The monthly license payments ended on July 31, 2021 under the AD Pharma Amended Agreement. The AD Pharma Amended Agreement required AD Pharma to reimburse us all our outside development costs we incurred for LTX-03. Whether or not AD Pharma exercises their right to terminate the AD Pharma Amended Agreement, we need to raise additional financing or enter into license or collaboration with third parties relating to our technologies.  The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the COVID-19 pandemic. No assurance can be given that we will be successful in obtaining any such financing or in securing license or collaboration agreements with third parties on acceptable terms, if at all, or if secured, that such financing or license or collaboration agreements will provide payments to the Company sufficient to fund continued operations.  In the absence of such financing or third-party license or collaboration agreements, the Company will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. An extended delay or cessation of the Company’s continuing product development efforts will have a material adverse effect on the Company’s financial condition and results of operations.

At December 31, 2021, AD Pharma was delinquent in remitting $50 thousand of the July 2021 license fee and approximately $78 thousand of reimbursable LTX-03 development expenses. Failure to make any of these payments is an event of default under the AD Pharma Amended Agreement if Acura provides a default notification to AD Pharma. Acura did not provide such default notification and in March 2022, Acura received the delinquent license fee and delinquent development expenses from AD Pharma.

The AD Pharma Amended Agreement, requires the New Drug Application (“NDA”) for LTX-03 be accepted by the FDA by November 30, 2023 or AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property (See Note 15). Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option to terminate AD Pharma Amended Agreement expires.

The AD Pharma Amended Agreement allows AD Pharma to terminate the AD Pharma Amended Agreement anytime for “convenience on 30 days prior written notice”.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash, royalty receivable, collaboration revenue receivable and license fee receivable. The Company maintains deposits in federally insured financial institutions which deposits can be at times in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurement establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

The Company determined the fair value of financial assets and liabilities using the fair value hierarchy that describes three levels of inputs that may be used to measure fair value, as follows:

◾	Level 1—Quoted prices in active markets for identical assets and liabilities;
◾	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
◾	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments consist primarily of cash, royalty, collaboration revenue and license fee receivables, trade accounts payable and related party debt. The carrying amounts of these financial instruments, other than related party debt, are representative of their respective fair values due to their relatively short maturities. The carrying value of related party debt approximates fair value due to its recent issuance in December 2021. The estimated fair value of the related party debt is considered a Level 2 fair value measurement.

Segment Reporting

The Company operates and manages its business as one operating segment which is the research, development and commercialization of technologies and products intended to address safe use of medications. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. All long-lived assets are maintained in the United States of America.

Share-based Compensation Expense

We have several share-based compensation plans covering stock options and RSUs for our employees and directors, which are described more fully in Note 12.

We measure our compensation cost related to share-based payment transactions based on fair value of the equity or liability classified instrument. For purposes of estimating the fair value of each stock option unit on the date of grant, we utilize the Black-Scholes option-pricing model. Option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of our common stock (as determined by reviewing our historical public market closing prices). Our accounting for share-based compensation for RSUs is based on the closing market price of our common stock on the date of grant. We account for forfeitures as they occur.

Our total share-based compensation expense recognized in the Company’s annual results of operations for years ended December 31, 2021 and 2020 was $110 thousand and $53 thousand, respectively, for RSU awards issued to our non-employee directors. This expense was from both non-cash and cash-portioned RSUs and was recorded in general and administrative expenses.

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

Intangible and Long-Lived Assets

Long-lived assets such as the intangible asset and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the first quarter 2020 a triggering event occurred with the decline in royalty cash flows under our license and collaboration agreement with Assertio Holdings Inc. (See Note 3), and we performed an impairment test which indicated that the carrying value of the intangible asset was greater than the fair value. The fair value calculation of the intangible asset included significant estimates and assumptions related to the amount and timing of projected future cash flows and in the situation when the asset is determined to not be recoverable, the discount rate. The impairment test resulted in a $668 thousand impairment charge against the intangible asset, which was determined using our estimate of discounted royalty cash flows remaining under our license agreement with Assertio, and recorded a like amount to general and administrative expense. During the fourth quarter 2021 another triggering event occurred resulting in an additional $47 thousand impairment against the intangible asset.

Leases

Leases are recorded on the consolidated balance sheets as financed lease – “right-of-use” assets and financed lease liabilities. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. Leases are classified as either operating or finance leases and lease expense is recognized within “general and administrative expenses” or will be recognized within “research and development” expenses if it is associated with operations at our subsidiary. Finance leases are treated as the purchase of an asset on a financing basis. See Note 12 for additional information regarding leases.

License and Collaboration Agreement Revenues

The achievement of milestones under the Company’s license and collaboration agreements will be recorded as revenue during the period the milestone’s achievement becomes probable. The license fee of an option product or option territory under the Company’s license and collaboration agreements will be recorded as revenue when the option is exercised and any obligations on behalf of the Company, such as to transfer know-how, has been fulfilled. The monthly license fee under the Company’s LTX-03 license and collaboration agreement will be recorded as revenue upon the fulfillment of the monthly development activities. The out-of-pocket development expenses under the license and collaboration agreements will be recorded as revenue upon the performance of the service or delivery of the material during the month.

Collaboration revenue is derived from reimbursement of development expenses, as under our collaboration agreement with AD Pharma, and are recognized when costs are incurred pursuant to the agreements. The ongoing research and development services being provided under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration agreement. We recognized $31 thousand and $238 thousand of collaboration revenue under the AD Pharma Amended Agreement during the years ended December 31, 2021 and 2020, respectively.

Royalty Revenue

We recognize revenue from royalties based on our licensees' sales of our products or products using our technologies. Royalties are sales-based royalties which are recognized as the related sales occur. These royalties were promised in exchange for a license of intellectual property.

In connection with our license and collaboration agreement with Assertio to commercialize Oxaydo tablets we will receive a stepped royalty at percentage rates ranging from mid-single digits to double-digits based on Oxaydo net sales during each calendar year over the term of the agreement (excluding net sales resulting from any co-promotion efforts by us). We recognize royalty revenue each calendar quarter based on net sales reported to us by Assertio in accordance with the agreement. Assertio’s first commercial sale of Oxaydo occurred in October 2015. We have recorded royalties of $130 thousand and $102 thousand during the years ended December 31, 2021 and 2020, respectively. (See Note 3).

In connection with the MainPointe Agreement, which occurred in March 2017, we are receiving a royalty of 7.5% on net sales of the licensed products over the term of the agreement. Such royalty shall be payable for sales made during each calendar quarter and payment will be remitted within forty-five (45) days after the end of the quarter to which it relates. We have recorded royalties of $2 thousand and $7 thousand during the years ended December 31, 2021 and 2020, respectively. (See Note 3).

Research and Development Activities

Research and Development (“R&D”) costs include internal R&D activities, external Contract Research Organization (“CRO”) services and their clinical research and investigative sites, and other activities.  Internal R&D activity costs can include facility overhead, equipment and facility maintenance and repairs, laboratory supplies, pre-clinical laboratory experiments, formulation work, depreciation, salaries, benefits, insurance and share-based compensation expenses. CRO activity costs can include preclinical laboratory experiments and clinical trial studies. Other activity costs can include regulatory consulting, regulatory legal counsel, cost of acquiring, developing and manufacturing pre-clinical trial materials, costs of manufacturing scale-up, and cost sharing expenses under license agreements. Internal R&D costs and other activity costs are charged to expense as incurred.  We make payments to the CRO's based on agreed upon terms and may include payments in advance of a study starting date. Payments in advance will be reflected in the consolidated financial statements as prepaid expenses. We review and charge to expense accrued CRO costs and clinical trial study costs based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO.  Our accrued CRO costs are subject to revisions as such studies progress towards completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. We did not have prepaid CRO costs or prepaid clinical trial study expenses at December 31, 2021 or 2020.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and the income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, net operating loss and tax credit carryforwards are reported as deferred income tax assets.  The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized.  At December 31, 2021 and 2020, 100% of all remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of net operating loss carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

Customer Concentration

Under the AD Pharma Amended Agreement, AD Pharma also has a license to the Limitx patents for LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam) for exclusive commercialization rights in the United States, which are not subject to any development agreement or responsibilities by Acura. The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment for LTX-03 of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month. The monthly license payments ended on July 31, 2021 under the AD Pharma Amended Agreement. The AD Pharma Amended Agreement required AD Pharma to reimburse us all our outside development costs we incurred for LTX-03.

The AD Pharma Amended Agreement, requires the NDA for LTX-03 be accepted by the FDA by November 30, 2023 or AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. Should AD

Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option to terminate AD Pharma Amended Agreement expires.

The AD Pharma Amended Agreement allows AD Pharma to terminate the AD Pharma Amended Agreement anytime for “convenience on 30 days prior written notice”.

Under our agreement with MainPointe, we earn royalties from MainPointe sale of the licensed product line Nexafed.

Under our license agreement with Assertio, we earn royalties from Assertio’s sale of the licensed product Oxaydo.

Recent Accounting Pronouncements

New accounting standards which have not yet been adopted on or before December 31, 2021

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

AD Pharma Amended Agreement covering LTX-03

Under the AD Pharma Amended Agreement, AD Pharma also has a license to the Limitx patents for LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam) for exclusive commercialization rights in the United States, which are not subject to any development agreement or responsibilities by Acura. The AD Pharma Amended Agreement required AD Pharma to pay us a monthly license payment for LTX-03 of $350 thousand for a period from inception up to April 2020 at which time the payment became $200 thousand per month. The monthly license payments ended on July 31, 2021 under the AD Pharma Amended Agreement. The AD Pharma Amended Agreement required AD Pharma to reimburse us all our outside development costs we incurred for LTX-03.

The AD Pharma Amended Agreement, requires the NDA for LTX-03 be accepted by the FDA by November 30, 2023 or AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property (See Note 15). Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option to terminate AD Pharma Amended Agreement expires.

The AD Pharma Amended Agreement allows AD Pharma to terminate the AD Pharma Amended Agreement anytime for “convenience on 30 days prior written notice”.

At December 31, 2021, AD Pharma was delinquent in remitting $50 thousand of the license fee for the month of July 2021 and approximately $78 thousand of reimbursable LTX-03 development expenses. Failure to make any of these payments is an event of default under the AD Pharma Amended Agreement and if Acura provides a default notification to AD Pharma. Acura did not provide such default notification and in March 2022, Acura received the delinquent license fee and delinquent development expenses from AD Pharma.

AD Pharma retains commercialization rights to LTX-03 from which Acura will receive stepped royalties on sales and potential sales related milestones. Upon commercialization of  LTX-02 and LTX-09 (alprazolam), which are not subject to any development agreement or responsibilities by Acura, Acura will receive stepped royalties on sales and is eligible for certain sales related milestones.

We had also previously granted authority to MainPointe to assign to AD Pharma the option and the right to add to the Nexafed® Agreement, an Option Product, and the Option Product exercise price of $500 thousand was waived if the exercise of the option occurred by June 28, 2024 (five years from the effective date). Effective with an amendment made in October 2020 to the AD Pharma Amended Agreement, this option and right was rescinded.

Assertio Agreement covering Oxaydo

In April 2014, we terminated an agreement with Pfizer which resulted in the return to us of Aversion Oxycodone (formerly known as Oxecta®) and all Aversion product rights in exchange for a one-time termination payment of $2.0 million. Our termination payment of $2.0 million was recorded in our financial statements as an intangible asset and was being amortized over the remaining useful life of the patent covering Aversion Oxycodone, which was 9.7 years as of the date the Pfizer agreement was terminated. The recoverability of the Aversion intangible asset is contingent upon future Assertio royalty revenues to us. During the first quarter 2020 a triggering event occurred with the decline in royalty cash flows from Assertio, and we performed an impairment test which indicated that the carrying value of the intangible asset was greater than the fair value. The impairment test resulted in a $668 thousand impairment charge against the intangible asset, which was determined using our estimate of discounted royalty cash flows remaining under our license agreement with Assertio, and recorded a like amount to general and administrative expense. During the fourth quarter 2021, another triggering event occurred resulting in a $47 thousand impairment charge against the intangible asset. At December 31, 2021 the intangible asset was fully impaired and amortized. We have recorded amortization expense of $26 thousand and $69 thousand in each of the years ending December 31, 2021 and 2020, respectively.

The Aversion intangible asset is summarized as follows (in thousands):

	December 31,	December 31,
	2021	2020
Intangible asset – Aversion	2,000	2,000
Less: accumulated amortization	(1,285)	(1,259)
Less: impairment charges	(715)	(668)
Net	$—	$73

In January 2015, we and Assertio, entered into the Assertio Agreement to commercialize Aversion Oxycodone under our tradename Oxaydo. Oxaydo is approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths. Under the terms of the Assertio Agreement, we transferred the approved NDA for Oxaydo to Assertio and Assertio is granted an exclusive license under our intellectual property rights for development and commercialization of Oxaydo worldwide (the “Territory”) in all strengths. Egalet launched Oxaydo in the United States late in the third quarter of 2015. Assertio will bear all of the expenses of development and regulatory approval of Oxaydo for sale outside the United States. Assertio may develop Oxaydo for other countries and in additional strengths, in its discretion.

We will be entitled to a one-time $12.5 million sales-based milestone payment when worldwide Oxaydo net sales reach $150 million in a calendar year. We are entitled to receive from Assertio a stepped royalty at percentage rates ranging from mid-single digits to double-digits based on Oxaydo net sales during each calendar year (excluding net sales resulting from our co-promotion efforts). In any calendar year of the agreement in which net sales exceed a specified threshold, we will receive a double digit royalty on all Oxaydo net sales in that year (excluding net sales resulting from our co-promotion efforts). Assertio’s royalty payment obligations commenced on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States or the date when no valid and enforceable listable patent in the FDA’s Orange Book remains with respect to Oxaydo). Royalties will be reduced upon the entry of generic equivalents, which may occur as soon as January 2025, as well as for payments required to be made by Assertio to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

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

MainPointe has the option to expand the licensed territory beyond the United States and Canada to the European Union (and the United Kingdom), Japan and South Korea for payments of $1.0 million, $500 thousand and $250 thousand, respectively. In addition, MainPointe has the option to add to the MainPointe Agreement certain additional products containing PSE and utilizing the Impede Technology (“Option Products”) for a fee of $500 thousand per product (for all product strengths). Such Option Products include the product candidate Loratadine with pseudoephedrine. If the territory has been expanded prior to the exercise of a product option, the option fee will be increased to $750 thousand per product. If the territory is expanded after the payment of the $500 thousand product option fee, a one-time $250 thousand fee will be due for each product.  If a third party is interested in developing or licensing rights to one of the Option Products, MainPointe must exercise its option for that product or its option rights for such product will terminate.

On June 28, 2019 we granted authority to MainPointe to assign to AD Pharma the option and the right to add to the Nexafed® Agreement, an Option Product, and the Option Product exercise price of $500 thousand was waived if the exercise of the option occurred by June 28, 2024 (five years from the effective date). Effective with an amendment made in October 2020 to the AD Pharma Amended Agreement, this option and right was rescinded.

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

On January 1, 2020, MainPointe assigned to AD Pharma, an entity controlled by Mr. Schutte, of which Mr. Schutte is the managing partner and investor, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura; which was subsequently rescinded by AD Pharma in October 2020.

KemPharm Agreement Covering Certain Opioid Prodrugs

In October 2016, we and KemPharm Inc. (”KemPharm”) entered into a worldwide License Agreement (the “KemPharm Agreement”) pursuant to which we licensed our Aversion® Technology to KemPharm for its use in the development and commercialization of three products using 2 of KemPharm’s prodrug candidates.  KemPharm has also been granted an option to extend the KemPharm Agreement to cover two additional prodrug candidates.  KemPharm is responsible for all development, manufacturing and commercialization activities. As of December 31, 2021, the option to extend the KemPharm Agreement to cover two additional prodrug candidates remains unexercised.

Upon execution of the KemPharm Agreement, KemPharm paid us an upfront payment of $3.5 million. If KemPharm exercises its option to use our Aversion Technology with more than the two licensed prodrugs, then KemPharm will pay us up to $1.0 million for each additional prodrug license. In addition, we will receive from KemPharm a low single digit royalty on commercial sales by KemPharm of products developed using our Aversion Technology under the KemPharm Agreement. KemPharm’s royalty payment obligations commence on the first commercial sale of a product using our Aversion Technology and expire, on a country-by-country basis, upon the expiration of the last to expire patent claim of the Aversion Technology covering a product in such country, at which time the license for the particular product and country becomes fully paid and royalty free. As of December 31, 2021, we are unaware if our Aversion(R) Technology to KemPharm is being used in the development and commercialization of the three products.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue is recognized when, or as, performance obligations under terms of a contract are satisfied, which occurs when control of the promised service is transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring services to a customer (“transaction price”). The Company will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied. When determining the transaction price of the contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. None of the Company’s licenses and collaboration agreements contained a significant financing component at either December 31, 2021 or 2020.

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

License and Collaboration Agreement Revenues

The achievement of milestones under the Company’s license and collaboration agreements will be recorded as revenue during the period the milestone’s achievement becomes probable.

Product Sales, net of allowance

Nexafed was launched in December 2012 and Nexafed Sinus Pressure + Pain was launched in February 2015. Prior to entering into the MainPointe Agreement in March 2017, we sold our Nexafed products in the United States to wholesale pharmaceutical distributors as well as directly to chain drug stores. Our Nexafed products were sold subject to the right of return usually for a period of up to twelve months after the product expiration. During the second quarter 2020, we reviewed our product sales return allowance liability and recorded a $223 thousand favorable amount to product sales as we believe sufficient time has passed where the Nexafed product is no longer subject to right of return and we estimate no additional product will be returned and therefore, we no longer maintain a sales return allowance liability.

Disaggregation of Total Revenues

The Company has two license agreements for currently marketed products containing its technologies; the Oxaydo product containing the Aversion Technology has been licensed to Assertio, and the Nexafed products containing the Impede Technology which have been licensed to MainPointe. The Company has a third license agreement with AD Pharma for three products containing our LIMITx™ technology, LTX-03, LTX-02 and LTX-09, for which only LTX-03 is under development. The monthly license fee payments to us under the AD Pharma Amended Agreement ended on July 31, 2021. We have recorded $1.4 million and $3.0 million of license fees for LTX-03 for the year ended December 31, 2021 and 2020, respectively.

All of the Company’s royalty revenues are earned from these two license agreements by the licensee’s sale of products in the United States.

Royalty revenues by licensee are summarized below:

	Year Ended
	December 31,
	2021	2020
Assertio (Oxaydo)	$130	$102
MainPointe - related party (Nexafed)	2	7
Royalty revenues	$132	$109

Contract Balance and Performance Obligations

The Company had no contract assets and contract liability balances under the license and collaboration agreements at either December 31, 2021 or 2020. Contract assets may be reported in future periods under prepaid expenses or other current assets on the consolidated balance sheet. Contract liabilities may be reported in future periods consisting of deferred revenue as presented on the consolidated balance sheet.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	December 31,
	2021	2020
Building and improvements	$1,273	$1,273
Scientific equipment	597	597
Computer hardware and software	105	106
Machinery and equipment	274	274
Land and improvements	162	162
Other personal property	68	70
Office equipment	27	27
	2,506	2,509
Less: accumulated depreciation	(2,068)	(2,025)
Total property, plant and equipment, net	$438	$484

We do not have leasehold improvements. We have one finance lease. (See Note 12). Costs of betterments are capitalized while maintenance costs and repair costs are charged to operations as incurred.  When a depreciable asset is retired from service, the cost and accumulated depreciation will be removed from the respective accounts.

Depreciation expense was $47 thousand and $56 thousand for each of the years ended December 31, 2021 and 2020, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses are summarized as follows (in thousands):

	December 31,
	2021	2020
Cost sharing expenses under license agreements	$—	$428
Other fees and services	26	24
Payroll, payroll taxes and benefits	—	8
Professional services	137	117
Financed premiums on insurance policies	55	28
Property taxes	10	9
Franchise taxes	10	17
Total	$238	$631

NOTE 7 – DEBT

Related Party Convertible Loan

At December 31, 2018, we had borrowed an aggregate of $4.35 million from Mr. Schutte, a related-party. From January 1, 2019 and through June 27, 2019, we borrowed additional amounts from Mr. Schutte for an aggregate $650 thousand and issued various promissory notes to him with the same terms and conditions from the previous loans. These promissory notes aggregated to $5.0 million and on June 28, 2019 we restructured them to borrow an additional $725 thousand from Mr. Schutte, bringing the aggregate principal of the loans and accrued interest to $6.0 million, and consolidated them into a single promissory note with a fixed interest rate of 7.5%, maturity date of July 1, 2023, and granted principal and interest conversion rights into shares of our common stock at a price of $0.16 per share (“the 7.5% Note”). The principal amount of the loan is convertible into 37.5 million shares of our common stock. We also issued a warrant for 10.0 million common shares having an exercise price of $0.01 per share and granted a security interest in all of the Company’s assets, which includes our intellectual property. The 7.5% Note, the common stock purchase warrant and the security agreement were all assigned and transferred by Mr. Schutte to AD Pharma on June 28, 2019.

On June 9, 2021, we received notice of conversion from AD Pharma for the 7.5% Note and approximately $877 thousand of accrued but unpaid interest on the 7.5% Note. The principal and interest were converted into 42,984,375 shares of the Company’s common stock. Our interest expense for the year ended December 31, 2021 and 2020 was $200 thousand and $450 thousand, respectively.

AD Pharma owns 66% of our common stock at December 31, 2021. AD Pharma is an entity controlled by Mr. Schutte, of which Mr. Schutte is the managing partner and investor.

Paycheck Protection Program

1st PPP Loan

On April 13, 2020, the Company received a loan (the “1st Loan”) from JP Morgan Chase Bank in the aggregate amount of $269 thousand, pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. Under the terms of the PPP, certain amounts of the 1st Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company received approval for forgiveness under the PPP in July 2021 by the Small Business Administration and this amount was included as income in the third quarter of 2021.

2nd PPP Loan

On March 16, 2021, the Company received a loan (the “2nd Loan”) from JP Morgan Chase Bank in the aggregate amount of $266 thousand, pursuant to the PPP under Division A, Title I of the CARES Act. The 2nd Loan, in the form of a promissory note, matures after five years. Under the terms of the PPP, certain amounts of the 2nd Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company received approval for forgiveness under the PPP in October 2021 by the Small Business Administration and this amount has been included as income in the fourth quarter of 2021.

NOTE 8 – RELATED PARTY TRANSACTIONS

Private Placement with Mr. John Schutte

In July 2017, we completed a $4.0 million private placement with Mr. Schutte, consisting of 8,912,655 units (“Units”) of the Company, at a price of $0.4488 per Unit (the “Transaction”). Each Unit consists of one share of common stock and a warrant to purchase one fifth (0.2) of a share of common stock. The issue price of the Units was equal to 85% of the average last sale price of our common stock for the five trading days prior to completion of the Transaction. The warrants were immediately exercisable for 1,782,532 common shares at a price of $0.528 per share (which equals the average last sale price of the Company’s common stock for the five trading days prior to completion of the Transaction) and expired five years after issuance (subject to earlier expiration in event of certain acquisitions). In July 2017 we assigned a relative fair value of $495 thousand to the warrants out of the total $4.0 million proceeds from the private placement transaction and had accounted these warrants as equity. These warrants expired unexercised in July 2022.

As part of the closing of the Transaction, the Company and Essex Woodlands Health Ventures V, L.P. (“Essex”) and Galen Partners III, L.P. (“Galen”) amended and restated the existing Voting Agreement including such parties to provide for Mr. Schutte to join as a party (as so amended, the “Second Amended and Restated Voting Agreement”). The Second Amended and Restated Voting Agreement provides that our Board of Directors shall remain comprised of no more than seven members (subject to certain exceptions), (i) one of whom is the Company’s Chief Executive Officer, (ii) three of whom are independent under Nasdaq standards, and (iii) one of whom shall be designated by each of Essex, Galen and Mr. Schutte, and the parties to such agreement would vote for such persons. The right of each of Essex, Galen and Mr. Schutte to designate one director to our Board will continue as long as he or it and their affiliates collectively hold at least 600,000 shares of our common stock (including warrants exercisable for such shares). Immanuel Thangaraj is the designee of Essex. Mr. Schutte has yet to designate a director. Galen had not designated a director and lost that right in December 2017 when it disposed of its shares of common stock in the Company. Once such shareholder no longer holds such securities, the additional forfeited seat would become a seat for an independent director to thereafter be nominated to the Board of Directors from time to time by the then current directors and as applicable, to be elected by the directors to fill the vacancy created by the forfeited seat or submitted to the vote of shareholders at the Company’s next annual meeting. An independent director has not been named to fill the seat forfeited by Galen.

MainPointe Pharmaceuticals LLC

Mr. Schutte is the principal owner of MainPointe. In March 2017, we granted MainPointe an exclusive license to our Impede Technology to commercialize our Nexafed® and Nexafed® Sinus Pressure + Pain Products in the United States and Canada for an upfront licensing fee of $2.5 million. The Company is receiving a 7.5% royalty on sales of licensed products. MainPointe also has options to expand the territory and products covered for additional sums. Included in the reported royalty revenue for the year ended 2021 and 2020 is $2 thousand and $7 thousand, respectively of royalty revenue from MainPointe. (See Note 2). On January 1, 2020, MainPointe assigned to AD Pharma, an entity controlled by Mr. Schutte, of which Mr. Schutte is the managing partner and investor, with Acura’s consent, all of its right, title and interest in the MainPointe Agreement between MainPointe and Acura; which was subsequently rescinded by AD Pharma in October 2020.

Loans with Mr. John Schutte and AD Pharma – Series 7.5%

We had borrowed an aggregate of $6.0 million from Mr. Schutte, a related-party. On June 28, 2019, the promissory note was assigned by Mr. Schutte to AD Pharma. On June 9, 2021, we received notice of conversion from AD Pharma for the $6.0 million promissory note and approximately $877 thousand of accrued but unpaid interest. The principal and interest were converted into 42,984,375 shares of the Company’s common stock.

Loans with Mr. John Schutte – Series 5.25%

In December 2021, the Company received a $150 thousand loan from Mr. Schutte, a related-party. We have issued an unsecured promissory note to him. The promissory note bears interest at 5.25% (‘Schutte 5.25% Note”), and matures on December 31, 2023, at which time all principal and interest is due. Events of default under the Schutte 5.25% Note include, among other items, bankruptcy events, failure to pay interest and principal when due and such failure continues for 5 days, and if Acura is generally not, or is unable to, or admits in writing its inability to, pay its debts as they become due. If any amount payable hereunder is not paid when due (without regard to any applicable grace periods), whether at stated maturity, by acceleration, or otherwise, including upon an event of default, such overdue amount shall bear interest at the rate per annum of 7.5% from the date of such non-payment until such amount is paid in full.

During 2022 our additional borrowings from Mr. Schutte were $1.775 million. On November 10, 2022, Mr. Schutte assigned the promissory notes to AD Pharma. In November and December 2022, our borrowings from AD Pharma were $600 thousand. During 2023 our additional borrowings from AD Pharma were $900 thousand. (See Subsequent Event Note 15.)

AD Pharma Amended Agreement covering LTX-03

On June 28, 2019 we entered into the AD Pharma Amended Agreement with AD Pharma for the completion of development of LTX-03 (hydrocodone bitartrate with acetaminophen) immediate-release tablets utilizing Acura’s patented LIMITx™ technology which addresses the consequences of excess oral administration of opioid tablets, the most prevalent route of opioid overdose and abuse. Under the AD Pharma Amended Agreement, AD Pharma also has a license to the Limitx patents for LTX-02 (oxycodone/acetaminophen) and LTX-09 (alprazolam) for exclusive commercialization rights in the United States, which are not subject to any development agreement or responsibilities by Acura.

The AD Pharma Amended Agreement, requires the NDA for LTX-03 be accepted by the FDA by November 30, 2023 or AD Pharma has the option to terminate the AD Pharma Amended Agreement and take ownership of the LIMITx intellectual property. Should AD Pharma choose not to exercise this option to terminate and the NDA for LTX-03 is subsequently accepted by the FDA, such option to terminate AD Pharma Amended Agreement expires.

The AD Pharma Amended Agreement allows AD Pharma to terminate the AD Pharma Amended Agreement anytime for “convenience on 30 days prior written notice”. (See Note 3).

NOTE 9 – EMPLOYEE BENEFIT PLAN

We have a 401(k) and Profit-Sharing Plan (the “Plan”) for our employees. Employees may elect to make a basic contribution of up to 80% of their annual earnings subject to certain regulatory restrictions on their total contribution. The Plan provides that the Company can make discretionary matching contributions along with a discretionary profit-sharing contribution. Acura did not contribute a matching contribution nor a profit sharing contribution to the Plan during the year ended December 31 2021 or 2020.

NOTE 10 – COMMON STOCK PURCHASE WARRANTS

Our warrant activity during the years ended December 31, 2021 and 2020 is shown below (in thousands except price data):

	December 31,
	2021		2020
		WAvg		WAvg
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding, Jan. 1	11,782	$0.09	11,842	$0.10
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	(60)	2.52
Modification	—	—	—	—
Outstanding, Dec. 31	11,782	$0.09	11,782	$0.09

As part of our July 2017 private placement transaction with Mr. Schutte, we issued warrants to purchase 1,782,531 shares of our common stock. The warrants are immediately exercisable at a price of $0.528 per share and expire five years after issuance in July 2022. (See Note 8). We have assigned a relative fair value of $495 thousand to the warrants out of the total $4.0 million proceeds from the private placement transaction and have accounted for these warrants as equity. These warrants expired unexercised in July 2022.

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

NOTE 11 – SHARE-BASED COMPENSATION EXPENSE

Stock Option Plans

We maintain various stock option plans. A summary of our stock option plans as of December 31, 2021 and 2020 and for the year then ended consisted of the following (in thousands except exercise price):

	Year Ended December 31,
	2021		2020
		Weighted		Weighted
	Number	Average		Average
	of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding, Jan. 1	1,254	$3.46	1,356	$4.45
Granted	—	—	—	—
Exercised	(94)	0.20	—	—
Forfeited	—	—	—	—
Expired	(129)	11.69	(102)	16.54
Outstanding, Dec. 31	1,031	$2.73	1,254	$3.46
Exercisable, Dec. 31	1,031	$2.73	1,254	$3.46

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

At December 31, 2021, all the approximately 1.03 million outstanding stock option awards are exercisable and the weighted average remaining contractual term of them is 2.76 years. There was approximately $58 thousand of intrinsic value contained in the stock option awards outstanding at December 31, 2021. The total intrinsic value of the 94 thousand stock option awards exercised during 2021 was $22 thousand.

Restricted Stock Unit Award Plans

We have two Restricted Stock Unit Award Plans for our employees and non-employee directors, a 2021 Restricted Stock Unit Award Plan (the “2021 RSU Plan) and a 2017 Restricted Stock Unit Award Plan (the “2017 RSU Plan). Vesting of an RSU entitles the holder to receive a share of our common stock on a distribution date. Our non-employee director awards allow for non-employee directors to receive payment in cash, instead of stock, for up to 40% of each RSU award. The portion of the RSU awards subject to cash settlement is recorded as a current liability in the Company’s consolidated balance sheet as they vest and are being marked to market each reporting period until they are distributed. The liability was $52 thousand and $18 thousand at December 31, 2021 and December 31, 2020, respectively.

The compensation cost to be incurred on a granted RSU without a cash settlement option is the RSU’s fair value, which is the market price of our common stock on the date of grant, less its exercise cost. The compensation cost is amortized to expense and recorded to additional paid-in capital over the vesting period of the RSU award.

A summary of the grants under the RSU Plans as of December 31, 2021 and 2020, and for the year then ended consisted of the following (in thousands):

	Year Ended December 31,
	2021		2020
		Number of		Number of
	Number	Vested	Number of	Vested
	of RSUs	RSUs	RSUs	RSUs
Outstanding, Jan. 1	839	839	1,017	1,017
Granted	267	—	219	—
Distributed	(447)	(447)	(397)	(397)
Vested	—	267	—	219
Forfeited	—	—	—	—
Outstanding, Dec. 31	659	659	839	839

2021 Restricted Stock Unit Award Plan

Our 2021 RSU Plan was approved by shareholders in May 2021 and permits the grant of up to 2.50 million shares of our common stock pursuant to awards under the 2021 RSU Plan. As of December 31, 2021 there were 2.23 million shares remaining available for award under the 2021 RSU Plan.

Information about the award activity under the 2021 RSU Plan is as follows:

●	In May 2021, we awarded approximately 66 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. The awards vested 50% at the end of calendar quarter June 30, 2021 and 25% at the end of each calendar quarter in 2021 thereafter. The grant date fair value of the RSU awards was $96 thousand and the aggregate intrinsic value of the common share of the RSU awards vested during the year was $131 thousand. Settlement of this RSU did occur on January 4, 2022. The portion of the RSU awards which was subject to cash settlement was also subject to marked to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments having been recorded to stock compensation expense in the general and administration operating category of our consolidated statements of operations.

2017 Restricted Stock Unit Award Plan

Our 2017 RSU Plan was approved by shareholders in November 2017 and permits the grant of up to 1.5 million shares of our common stock pursuant to awards under the 2017 RSU Plan. There are no shares which remain available for award under the 2017 RSU Plan.

Information about the award activity under the 2017 RSU Plan is as follows:

●	In December 2017, we awarded 200 thousand RSUs to our employees. Such RSU awards vested 100% after one full year of service. Distributions of the vested RSU awards to the employees were made in three equal installments on the first business day of each of January 2020, 2021, and 2022.
●	In December 2018, we awarded 488 thousand RSUs to our employees. Such RSU awards vested 100% after one full year of service. Distributions of the vested RSU awards to the employees were made in three equal installments on the first business day of each of January 2021, 2022, and 2023.
●	In January 2019, we awarded approximately 83 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. The awards vested 25% at the end of each calendar quarter in 2019. Settlement of this RSU award did occur on January 2, 2020, the first business day of the year after vesting. The portion of the RSU awards which were subject to cash settlement was also subject to marked to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments which were recorded to stock compensation expense in the general and administration operating category of our consolidated statements of operations.

●	In January 2020, we awarded approximately 55 thousand RSUs to each of our four non-employee directors which also allow for them to receive payment in cash, instead of stock, for up to 40% of each RSU award. The awards vested 25% at the end of each calendar quarter in 2020. Settlement of this RSU award did occur on January 4, 2021, the first business day of the year after vesting. The portion of the RSU awards which are subject to cash settlement will also be subject to marked to market accounting having a liability recorded on the Company’s consolidated balance sheet with quarterly adjustments recorded to stock compensation expense in the general and administration operating category of our consolidated statements of operations.

Information about the distribution of share activity under the 2017 RSU Plan is as follows:

●	In January 2020, 333 thousand RSUs were distributed to non-employee directors from their January 2019 award with 296 thousand RSUs settled in common stock, 4 thousand RSUs used to settle the purchase price and 33 thousand RSUs settled in cash.
●	In January 2020, 64 thousand RSUs were distributed to current and former employees representing one third of their 2017 award with 54 thousand RSUs settled in common stock and 10 thousand RSUs used to settle the purchase price and employee withholding taxes.
●	In January 2021, 219 thousand RSUs were distributed to non-employee directors from their January 2020 award and settled in common stock.
●	In January 2021, 228 thousand RSUs were distributed to current and former employees representing one third of their December 2017 award and one third of their December 2018 award, with 185 thousand RSUs settled in common stock and 43 thousand RSUs used to settle the purchase price and employee withholding taxes.

NOTE 12 – LEASES

In June 2021, the Company entered into a finance lease for a scientific piece of equipment for a term of 24 months with equal monthly payments of $3 thousand. The lease commenced on June 21, 2021 and ends on June 20, 2023. The Company uses the rate implicit in the lease as the discount rate for the finance lease. The weighted average remaining lease term for the Company’s finance lease is 1.5 years as of December 31, 2021. The present value of the lease is $50 thousand.

Future minimum lease commitments under the Company’s non-cancelable finance lease as of December 31, 2021 is as follows (in thousands):

Year ending December 31,
2022	$33
2023	17
Total undiscounted lease payments	50
Less: imputed interest	—
Present value of lease liability	$50

The following table reflects supplemental balance sheet information related to the lease as of December 31, 2021 and 2020 (in thousands):

		December 31,	December 31,
	Financial Statement Classification	2021	2020
Assets
Finance lease right-of-use	Other long-term assets	$50	$—

Liabilities
Finance lease liability - current	Other current liabilities	$33	$—
Finance lease liability - noncurrent	Other long-term liabilities	17	—
Total lease liability		50	$—

NOTE 13 – INCOME TAXES

We account for income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are accounted for using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

Provision for Income Taxes

The reconciliation between our provision for income taxes and the amounts computed by multiplying our loss before taxes by the U.S. statutory tax rate is as follows (in thousands):

	December 31,
	2021	2020
Benefit at U.S. statutory tax rate	$(185)	$(254)
State taxes (benefit), net of federal effect	(55)	(76)
State research and development tax credits	(16)	(18)
Federal research and development tax credits	(42)	(76)
PPP loan forgiveness	(112)	—
Other	97	(120)
Change in valuation allowance	313	544
(Benefit) provision for income taxes	$—	$—

Deferred Tax Assets and Valuation Allowance

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”), tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of our deferred tax assets is derived from our U.S. federal NOLs. We have approximately $126 million gross U.S. federal NOLs at December 31, 2021, which is prior to any limitation on its utilization. Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. We have determined that we have undergone an ownership change in 2004 and 2017 and most likely had an additional ownership change in 2021. We believe the gross federal NOL benefit available to offset taxable income was less than $150 thousand annually prior to 2021. On June 9, 2021 we believe the conversion of the $6.0 million Promissory Note into 42,984,375 shares of the Company’s common stock created still another ownership change which most likely significantly limited our utilization of these NOLs. As prescribed under Internal Revenue Code, any unused federal NOL benefit from the annual limitation can be accumulated and carried forward to the subsequent year and will expire if not used in accordance with the NOL carried forward term of 20 years or 2037 if generated before 2018, while our Federal NOLs generated after 2017 can be carried forward indefinitely. Additionally, the NOL deduction for taxable years beginning after December 21, 2020, is limited to 80% of taxable income. Future common stock transactions, such as the exercise of common stock purchase warrants, may cause additional ownership changes under IRC Section 382 which will most likely continue to further limit and restrict the amount of our NOLs we can utilize to offset taxable income.

The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Estimated future value of NOLs
- Federal	2,667	2,269
- State	969	903
Research and development tax credits
- Federal	1,325	1,283
- State	51	31
Share-based compensation	52	104
Debt extinguishment	—	636
Finance lease liability	14	—
Other, net	294	301
Total deferred tax asset	5,372	5,527
Valuation allowance	(5,358)	(5,527)
Net deferred tax assets	$14	$—

Deferred tax liabilities:
Finance lease right-of-use	(14)	—
Total deferred tax liabiliites	(14)	—

Net deferred taxes	$—	$—

The realization of deferred income tax assets is dependent upon future earnings, if any, and the timing and amount of which may be uncertain. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. At December 31, 2021 and 2020, all our remaining net deferred income tax assets were offset by a valuation allowance due to uncertainties with respect to future utilization of NOL carryforwards. If in the future it is determined that additional amounts of our deferred income tax assets would likely be realized, the valuation allowance would be reduced in the period in which such determination is made and an additional benefit from income taxes in such period would be recognized.

Uncertainty in Income Taxes

We follow FASB’s statement regarding accounting for uncertainty in income taxes which defined the threshold for recognizing the benefits of tax-return positions in the consolidated financial statements as "more-likely-than-not" to be sustained by the taxing authorities. At each of December 31, 2021 and 2020, we had no liability for income tax associated with uncertain tax positions. If in the future we establish a contingent tax liability reserve related to uncertain tax positions, our practice will be to recognize the interest in interest expense and the penalties in other non-operating expense.

The Company files federal and state income tax returns and in the normal course of business the Company is subject to examination by these taxing authorities.  As of December 31, 2021, the Company’s tax years of 2018, 2019 and 2020 are subject to examination by the taxing authorities. With few exceptions, we believe the Company is no longer subject to U.S. Federal, State and local examinations by taxing authorities for years before 2018.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years for domestically incurred expenditures and over fifteen years for foreign incurred expenditures, pursuant to IRC Section 174. During 2022 will be reviewing those activities and expenses associated with our research and development ready-facility in Culver, Indiana under the AD Pharma Amended Agreement as it relates to IRC Section 174.

NOTE 14 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income or loss by the weighted average common shares outstanding during a period, including shares weighted related to both vested Restricted Stock Units (“RSUs”) which settle in shares (See Note 11) and a stock warrant exercisable for 10.0 million shares having an exercise price of $0.01 per share (See Note 7). Diluted net income (loss) per share is based on the treasury stock method and computed based on the same number of shares used in the basic share calculation and includes the effect from common stock equivalents, which are potential issuances of common stock, such as shares issuable pursuant to the exercise of stock options and stock warrants, assuming the exercise of all in-the-money stock options and warrants. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. Also, any RSU which could be settled in cash are excluded from both the basic and diluted computations. As the Company reported a net loss in 2021 and 2020 the effects of common stock equivalents were excluded as their inclusion in the diluted net loss per share calculation would have been antidilutive. The weighted-average common share outstanding diluted computation is not impacted during any period where the exercise price of a stock option, common stock warrant or convertible loan is greater than the average market price of our common stock.

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share consisted of the following (in thousands except per share data):

	Year Ended
	December 31,
	2021	2020
Loss per share – basic and diluted
Numerator: net loss	$(879)	$(1,208)
Denominator (weighted):
Common shares	46,358	21,650
Vested RSUs - share settled	443	670
Common stock purchase warrant	10,000	10,000
Basic and diluted weighted average shares outstanding	56,801	32,320
Loss per share – basic and diluted	$(0.02)	$(0.04)

Excluded securities (non-weighted):
Common shares issuable:
Stock options	1,031	1,254
Common stock purchase warrants	1,782	1,782
Convertible loan	—	37,500
Total excluded common shares	2,813	40,536

NOTE 15 – SUBSEQUENT EVENTS

Promissory Notes

During the period December, 2021 to October, 2022, John Schutte loaned the Company $1.925 million as evidenced by a series of unsecured promissory notes bearing interest at 5.25% maturing at December 31, 2023.  On October 31, 2022, Mr. Schutte assigned these notes to AD Pharma an entity controlled by Mr. Schutte, of which Mr. Schutte is the managing partner and investor.

On November 10, 2022, AD Pharma and the Company entered into an Amended Consolidated and Restated Secured Promissory Note (the “November 2022 Note”) that encompasses the entire principle and accrued interest of the notes assigned by Mr. Schutte as well as an additional loan of $350 thousand from AD Pharma to the Company. The November 2022 Note totaling approximately $2.319 million, bears interest at 5.25%, and matures at December 31, 2023. The Company received an additional $250 thousand loan from AD Pharma on each of December 22, 2022, January 19, 2023, February 22, 2023 and March 20, 2023, and a loan of $150 thousand on May 19, 2023, making the aggregate balance of the November 2022 Note to be $3.469 million

On December 15, 2022, the AD Pharma Agreement was further amended to to extend the FDA’s acceptance date of a NDA for LTX-03 to June 30, 2023. On June 15, 2023, the AD Pharma Agreement was then again further amended to extend the FDA’s acceptance date of a NDA for LTX-03 to November 30, 2023 (“NDA Acceptance Date”) (“Amended Agreement”). AD Pharma may terminate the Amended Agreement at any time. Additionally, if the NDA for LTX-03 is not accepted by the FDA by the NDA Acceptance Date, AD Pharma may terminate the Amended Agreement and take ownership of the intellectual property rights of LTX-03 from the Company. Should AD Pharma choose not to exercise this option to terminate the Amended Agreement and the NDA for LTX-03 is subsequently accepted by the FDA, such option to terminate the Amended Agreement expires.

OTC Markets Group Stock Listing Requirements

Effective May 17, 2022 our common stock was downgraded from the OTCQB Market to the OTC Pink Market of the OTC Markets Group because we did not file our annual report on Form 10-K for 2021 within the applicable grace periods provided by the OTC Markets Group. We have also not filed our quarterly report on Form 10-Q for the first quarter ended March 31, 2022. Effective July 21, 2022, our common stock was downgraded from the OTC Pink Market to the OTC Expert Market of the OTC Markets Group because the Company was delinquent in making current information publicly available as required by SEC Rule 15c2-11. The Company did not file its annual report on Form 10-K for 2021 and its quarterly report on Form 10-Q for the first quarter ended March 31, 2022 within the applicable grace periods provided by the OTC Markets Group. The Company has failed to file its quarterly reports on Form 10-Q for each of the quarterly periods ending June 30, 2022, September 30, 2022, and March 31, 2023 as well as its annual report on Form 10-K for 2022.

Because of the restrictions imposed on securities quoted on the Expert Market, most investors will not be able to publicly sell their shares. Additionally, investors will not have access to bid and ask prices or other information, including trading volume. As such, Expert Market shares are illiquid.

ERC Refund

In May 2023, the Company received refunds aggregating approximately $235 thousand under the employee retention credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as modified in December 2020 by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (“Relief Act”). The refunds were used to fund company operations.